Form 10-K
period 1993-12-31
OWENS CORNING FIBERGLAS CORP
filed 1994-03-29
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 1993

                         Commission File No. 1-3660

                     Owens-Corning Fiberglas Corporation
                    Fiberglas Tower, Toledo, Ohio  43659
                           Area Code (419)248-8000

                           A Delaware Corporation

                I.R.S. Employer Identification No. 34-4323452

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                Name of Each Exchange on Which
                                        Registered

     Common Stock - $.10 Par Value       New York Stock Exchange
     9-1/2% Sinking Fund Debentures      New York Stock Exchange
       due January 1, 2000
     Rights to Purchase Series A         New York Stock Exchange
       Participating Preferred
       Stock, no par value, of the
       Registrant

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes / x /     No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

At February 22, 1994, the aggregate market value of Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $1,770,068,873, assuming for purposes of this computation only that all directors and executive officers (except Controller) are considered affiliates.

At February 22, 1994, there were outstanding 43,182,982 shares of Registrant's $.10 par value common stock.

Parts of Registrant's definitive 1994 proxy statement filed or to be filed pursuant to Regulation 14A (the "1994 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.
PAGE

                                   PART I


ITEM 1.  BUSINESS

Owens-Corning Fiberglas Corporation, a Delaware corporation incorporated in 1938, is a global technology-based enterprise that develops, manufactures and markets materials for consumers and business and industrial customers. The Company is the world's technological leader in the science of glass fiberization. These products are used in industries such as construction, transportation, marine, aerospace, energy, appliance, packaging and electronics. Many of these products are marketed under the trademark FIBERGLAS.

Owens-Corning Fiberglas Corporation's executive offices are at Fiberglas Tower, Toledo, Ohio 43659; telephone (419) 248-8000. Unless the context requires otherwise, the terms "Owens-Corning" and "Company" in this report refer to Owens-Corning Fiberglas Corporation and its subsidiaries.

The Company operates in two industry segments -- Building Products and Industrial Materials -- divided into ten strategic business segments. As a general rule, there is a commonality of process equipment and/or products within each segment of the Company's business. The Company considers each of its industry segments to be a class of similar products.

The Company also has affiliate companies in a number of countries. Affiliated companies' sales, earnings and assets are not included in any industry segment.

Revenue, operating profit and identifiable assets attributable to each of the Company's industry segments and geographic areas, as well as information concerning the dependence of the Company's industry segments on foreign operations, for each of the years 1993, 1992 and 1991 are contained in Note
1 to Owens-Corning's Consolidated Financial Statements, entitled "Industry Segments", on pages 31 through 35 hereof.

BUILDING PRODUCTS
- -----------------

Principal Products And Methods Of Distribution

Building Products operates primarily in North America and Europe and sells a variety of construction products in three major categories: insulation, roofing materials and windows/patio doors. The business segments responsible for these products and markets include: Building Products - Europe, Insulation - North America, Retail/Distribution, Roofing/Asphalt and Windows.

Thermal and acoustical insulation products are manufactured for use in residential and commercial buildings, including mobile homes. These products are sold to building materials distributors, modular and mobile home manufacturers, contractors, wholesale and retail building supply houses, and mass merchandise retailers.

Insulation for appliances, including ranges, ovens, water heaters, refrigerators and air conditioners, is sold directly to manufacturers or through fabricators/distributors. In addition, the Company's glass fiber insulation products for piping, tanks and equipment are sold to industrial insulation contractors and distributors. Glass fiber insulation for metal buildings is sold to laminators. Insulation and acoustical lining for air ducts and air-handling duct systems are sold to heating and air conditioning wholesalers, industrial distributors and manufacturers.

Glass fiber roofing shingles are manufactured for residential roofs and sold through building materials distributors, roofing products distributors, mass merchandise retailers, and building materials outlets. In
PAGE
addition, the Company sells shingles directly to mobile and modular home manufacturers.

Industrial asphalts are produced for use by the Company and other roofing manufacturers in making residential shingles and built-up roofing products and by roofing contractors in installing built-up roofing systems.
Industrial asphalts are also sold to paper, steel, paint and other industrial manufacturers for corrosion and moisture resistance applications. The Company also stores asphalt for other asphalt companies.

Windows and patio doors are manufactured for use in residential and light commercial applications. These products are sold through distributors for the new construction market and directly to dealers and installers for the replacement market.

Fabrication centers fabricate and sell insulation products to original equipment manufacturers and metal building erectors and provide fabrication services for other Owens-Corning marketing organizations.

Glass fiber reinforced polyester underground tanks for storage of petroleum products are manufactured and sold to end users and distributors.

Seasonality

Sales in the Building Products segment tend to follow seasonal construction, remodelling and renovation industry patterns. Sales levels for the segment, therefore, are typically lower in the winter months.

Major Customers

No customer in the Building Products segment accounts for more than three percent of the segment's sales.

INDUSTRIAL MATERIALS
- --------------------

Principal Products and Methods of Distribution

Industrial Materials comprises several major product categories: fiber glass reinforcements, fiber glass textile yarns, wet-process chopped strands/mats and veils and polyester resins. In addition to its substantial operations in North America, the Company serves expanding markets through subsidiaries in Europe and Brazil, and affiliates and licensees around the world. The business segments responsible for these products include: Composites and Latin America.

Glass fiber reinforcements are manufactured in continuous filament, chopped strand, mat and heavy woven fabric forms. These reinforcements are used with thermoset and thermoplastic polymers in a variety of reinforced composite applications in the transportation, industrial, marine, corrosion, construction, consumer and recreational, appliance and equipment, and aircraft and aerospace markets. In addition, wet-process chopped strand mats and veils and specialty mats are manufactured using paper-making technology and wet-process chopped strands are used to produce roofing shingle and commercial roofing mats.

Continuous filament glass fiber textile yarns are manufactured and sold as reinforcements in paper and tape products, electrical and industrial fabrics, wire and cable insulation, and decorative draperies, insect screening, and fabrics used to reinforce printed circuit boards.

Reinforcement, yarn and wet chop products are used by the Company and are sold directly or through independent distributors to molders, fabricators, convertors and manufacturers.

The Company's industrial materials plant in Jackson, Tennessee, which was mothballed in 1987, will reopen in the spring of 1994, employing fewer than 100 individuals in a state-of-the-art facility with PAGE advanced environmental systems to minimize waste and other air and water emissions. The plant will manufacture the same amount of product as in 1986, when it had about 500 employees.

Advanced polyester resins are produced for use in the manufacture of reinforced composite products. These resins are sold directly or through distributors to molders and fabricators and are used in applications in the transportation, appliance and equipment, corrosion, construction, and consumer markets.

Major Customers

No customer in the Industrial Materials segment accounts for more than four percent of the segment's sales.

GENERAL
- -------

Raw Materials And Patents

Owens-Corning considers the sources and availability of raw materials, supplies, equipment and energy necessary for the conduct of its business in each industry segment to be adequate.

The Company has numerous U.S. and foreign patents issued and applied for relating to its products and processes in each industry segment resulting from research and development efforts. The Company has issued royalty-bearing patent licenses to companies in several foreign countries. The licenses cover technology relating to each industry segment.

Including the registered trademark Fiberglas, the Company has approximately 80 trademarks registered in the United States and approximately 290 trademarks registered in other countries.

The Company considers its patent and trademark positions to be adequate for the present conduct of its business in each of its industry segments.

Working Capital

Owens-Corning's manufacturing operations in each of its industry segments are generally continuous in nature and it warehouses much of its production prior to sale since it operates primarily with short delivery cycles. Inventories of finished goods, materials and supplies were within historical ranges at year-end 1993, when expressed as a percentage of fourth quarter annualized sales.

Research And Development

During 1993, 1992 and 1991, the Company spent approximately $61 million, $55 million and $47 million, respectively, for research and development activities. Customer sponsored research and development was not material in any of the last three years.
PAGE

Environmental Control

Owens-Corning's capital expenditures relating to compliance with environmental control requirements were approximately $6 million in 1993. The Company currently estimates that such capital expenditures will be approximately $20 million in 1994 and $20 million in 1995.

The Company does not consider that it has experienced a material adverse effect upon its capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs of environmental control equipment, however, were approximately $54 million in 1993. Owens-Corning continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

The 1990 Clean Air Act Amendments (Act) provide that the United States Environmental Protection Agency will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent the Act will affect it. The Company anticipates that its sources to be regulated will include glass fiber manufacturing, resin manufacturing and asphalt processing activities. The Company currently expects glass fiber manufacturing to be regulated by 1997. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a material adverse effect on the Company's results of operations, financial condition, or long-term liquidity.

Number Of Employees

During 1993 Owens-Corning averaged approximately 16,600 employees. The Company had approximately 16,200 employees at December 31, 1993.

Competition

Owens-Corning's products compete with a broad range of products made from numerous basic, as well as high-performance, materials.

The Company competes with a number of manufacturers in the United States of glass fibers in primary forms, not all of which produce a broad line of glass fiber products. Approximately one-half of these producers compete with the Company's Building Products industry segment in the sale of glass fibers in primary form. A similar number compete with the Company's Industrial Materials industry segment. Companies in other countries, primarily Japan, export glass fiber products to the United States. The Company also competes outside the United States against a number of manufacturers of glass fibers in primary forms.

Owens-Corning also competes with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, the Company competes with many other manufacturers in the sale of industrial asphalts, polyester resin products, and other products.

Methods of competition include product performance, price, terms, service and warranty.
                                     -6-


ITEM 2.  PROPERTIES

PLANTS

Owens-Corning's plants as of March 1, 1994 are listed below by industry segment and primary products, and are owned except as noted. The Company considers that these properties are in good condition and well maintained, and are suitable and adequate to carry on the Company's business. The capacity of each plant varies depending upon product mix. Actual production of finished goods usually is less than capacity.

BUILDING PRODUCTS SEGMENT

Thermal And Acoustical Insulation

          Barrington, New Jersey*             Newark, Ohio
          Delmar, New York                    Santa Clara, California
          Fairburn, Georgia                   Waxahachie, Texas
          Kansas City, Kansas

          Candiac, Canada                     Scarborough, Canada
          Edmonton, Canada                    Vise, Belgium

*Facility is mothballed.


Roofing And Asphalt Processing (one of each at every location, except as noted)

          Atlanta, Georgia                    Medina, Ohio
          Brookville, Indiana (1)             Memphis, Tennessee
          Compton, California                 Minneapolis, Minnesota
          Denver, Colorado                    Morehead City, North
          Detroit, Michigan (2)                 Carolina (2) (3)
          Houston, Texas                      Oklahoma City, Oklahoma (2)
          Irving, Texas                       Portland, Oregon (4)
          Jacksonville, Florida (3)           Savannah Georgia
          Jessup, Maryland                    Summit, Illinois (3)
          Kearney, New Jersey

(1)  Roofing plant only.
(2)  Asphalt processing plant only.
(3)  Facility is partially leased.
(4)  Two asphalt processing plants, as well as one roofing plant.


Underground Storage Tanks

          Auburndale, Florida                 Mount Union, Pennslyvania
          Bakersfield, California             Valparaiso, Indiana
          Conroe, Texas

PAGE

Windows

          Hazelton, Pennsylvania              Martinsville, Virginia*

*Facility is leased.

INDUSTRIAL MATERIALS SEGMENT

Textiles And Reinforcements

          Aiken, South Carolina               Fort Smith, Arkansas
          Amarillo, Texas                     Huntingdon, Pennsylvania
          Anderson, South Carolina            Jackson, Tennessee*

          Apeldoorn, The Netherlands          Liversedge, Great Britain
          Battice, Belgium                    Rio Claro, Brazil
          Birkeland, Norway                   San Vincente deCastellet/
          Guelph, Canada                        Barcelona, Spain
          L'Ardoise, France                   Wrexham, Great Britain

*Facility is leased and will be reopened in 1994.


Resins And Coatings

          Valparaiso, Indiana                 Guelph, Canada


OTHER PROPERTIES

Owens-Corning's general offices of approximately 300,000 square feet are located in the Fiberglas Tower, Toledo, Ohio. The lease for these offices terminates December 31, 1994. Under separate leases, the Company has additional general office space of approximately 200,000 square feet, and warehouse space of approximately 100,000 square feet, located in other buildings in Toledo.

The Company's research and development function is conducted at its Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of twenty-three structures totaling approximately 635,000 square feet, of which 105,000 square feet were mothballed at the end of 1993.


ITEM 3.  LEGAL PROCEEDINGS

The paragraphs in Note 19 to the Company's Consolidated Financial Statements, entitled "Contingent Liabilities", on pages 54 through 57 hereof, are incorporated here by reference.

Securities and Exchange Commission rules require the Company to describe certain governmental proceedings arising under federal, state or local environmental provisions unless the Company reasonably believes that the proceeding will result in monetary sanctions of less than $100,000. The following proceedings are reported in response to this requirement since the Company is unable to determine at this time that such proceedings will not result in monetary sanctions in excess of the $100,000 reporting threshold. However, based on the information presently available to it, the Company believes that the costs which may be associated with these matters, including any required remediation, will not have a materially adverse effect on the Company's financial position or results of operations.
PAGE

As previously reported, the Company and more than 100 other companies have signed individual agreements with the United States Environmental Protection Agency (EPA) to conduct a Toxic Substance Control Act (TSCA) Audit Program to determine compliance status under TSCA section 8(e). The agreement provides that the Company will audit its records and report to the EPA any reportable matters which were not reported or which were reported late. The Company will pay stipulated penalties of up to $15,000 for each matter not timely reported, with a maximum penalty of $1 million in the aggregate. The Company has completed the portion of the audit dealing with substantial risk of injury to health. It has not been notified as to the amount of penalties it will be required to pay but estimates that the penalty for health related filings will be less than $150,000. The final report to the EPA, regarding environmental issues, is due six months after the EPA publishes final refined guidance on such reporting.

In the first quarter of 1993, the Company received a letter, dated March 5, 1993, from the Division of Air Pollution Control (DAPC) of the State of Ohio Environmental Protection Agency alleging that certain equipment at the Company's Newark, Ohio facility was not operating in compliance with a 1980 consent decree and that the matter was being forwarded to the DAPC Enforcement Committee for formal enforcement action, including consideration of the imposition of monetary penalties. The Company has not completed investigation of this matter and is unable to determine the amount of penalties, if any, that may be sought.

In the second quarter of 1993, the Company received a Notice of Violation, dated April 9, 1993, from the EPA alleging three violations of air emission opacity, on two dates in 1992, at the Company's Kansas City, Kansas facility. While the Notice indicated that EPA is authorized by applicable law to seek a variety of remedies to address violations of the type alleged, the Company has not been informed of the nature of the relief, if any, that may be sought by EPA in this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens-Corning has nothing to report under this Item.

                      Executive Officers of the Company
                            (as of March 1, 1994)

The term of office for elected officers is one year from the annual election of officers by the Board of Directors following the Annual Meeting of Stockholders on the third Thursday of April. All those listed have been employees of Owens-Corning during the past five years except as indicated.

Name and Age                       Position*

Glen H. Hiner (59)                  Chairman of the Board and Chief Executive
                                    Officer since January 1992; formerly
                                    Senior Vice President-G.E. Plastics at
                                    General Electric Company (1983).
                                    Director since 1992.

Alan D. Booth (51)                  Vice President and President, Insulation
                                    - North America since January 1994;
                                    formerly Vice President, Insulation
                                    Division, Construction Products Group
                                    (1993) and Vice President, Mechanical
                                    Products Division (1986).

David T. Brown (45)                 Vice President and President,
                                    Roofing/Asphalt since January 1994;
                                    formerly Vice President, Roofing/Asphalt
                                    Division (1993) and Vice President,
                                    Atlanta Regional Sales, Building
                                    Materials (1986).

Domenico Cecere (44)                Vice President and Controller since
                                    November 1993; formerly Vice President,
                                    Finance and Administration, Europe
                                    (1992),  Vice President and Assistant
                                    Controller (1991) and Vice President,
                                    Finance, Industrial Business (1990) at
                                    Honeywell, Inc.; and Vice President,
                                    Finance at Federal Systems, Inc. (1988).

William W. Colville (59)            Senior Vice President, General Counsel
                                    and Secretary since January 1993;
                                    formerly Senior Vice President-Law and
                                    Secretary (1984).

Charles H. Dana (54)                Executive Vice President since January
                                    1994; formerly Senior Vice President,
                                    OCF, and President - Industrial Materials
                                    Group (1989) and Vice President,
                                    Industrial Materials Operating Division
                                    (1988).

David W. Devonshire (48)            Senior Vice President and Chief Financial
                                    Officer since July 1993; formerly
                                    Corporate Vice President, Finance (1992) and Corporate Vice President and
                                    Controller (1990) at Honeywell, Inc.; and
                                    Corporate Controller at Mead Corporation
                                    (1987).

Robert D. Heddens (55)              Senior Vice President-Human Resources
                                    since December 1989; formerly Vice
                                    President-Human Resources (1989) and Vice
                                    President-Personnel Relations (1988).

Name and Age                        Position*

Carl B. Hedlund (46)                Vice President and President,
                                    Retail/Distribution since January 1994;
                                    formerly Vice President, Retail and
                                    Distribution, Construction Products Group
                                    (1993), Vice President, Roofing Products
                                    Operating Division (1989) and Vice
                                    President, Latin American Operations
                                    (1988).

Sharell L. Mikesell (50)            Vice President-Technology since May 1990;
                                    formerly Vice President-Textile Materials
                                    Marketing-Industrial Materials Operating
                                    Division (1987).

Bradford C. Oelman (56)             Vice President-Corporate Relations since
                                    November 1986.

Efthimios O. Vidalis (39)           Vice President and President, Composites
                                    since January 1994; formerly Vice
                                    President, Reinforcements Division,
                                    Europe (1986).


*Information in parentheses indicates year in which service in position began.
PAGE

                                   Part II


ITEM 5.  MARKET FOR OWENS-CORNING'S COMMON EQUITY AND  RELATED STOCKHOLDER
         MATTERS

The principal market on which Owens-Corning's common stock is traded is the New York Stock Exchange. The high and low sales prices in dollars per share for Owens-Corning's common stock as reported in the consolidated transaction reporting system for each quarter during 1993 and 1992 are set forth in the following tables.

    1993         High       Low           1992         High     Low
- -------------    ----------------    --------------  ---------------

First Quarter    47         34-3/8    First Quarter    39-3/4   22-3/8

Second Quarter   45-1/4     36-1/4    Second Quarter   37-3/8   29-3/4

Third Quarter    45-5/8     40-1/4    Third Quarter    36-1/8   29-3/8

Fourth Quarter   49-1/8     42-1/2    Fourth Quarter   36-5/8   27-3/4
- -------------    ----------------    --------------  ---------------

The number of stockholders of record of the Company's common stock on February 22, 1994 was 7,535.

No dividends have been declared by the Company since the Company's November 5, 1986 recapitalization. In connection with certain of its current bank credit facilities, the Company has agreed to restrictions affecting the payment of cash dividends. As of January 1, 1994, these restrictions limited funds available for the payment of cash dividends by the Company to approximately $21 million. While the Company periodically evaluates the advisability of paying dividends, it currently does not anticipate paying dividends during 1994.
PAGE

                                                 -12-

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the company.


                                             1993       1992      1991       1990     1989(2)
                                           --------   --------  --------   -------   --------
                              (In millions of dollars, except per share data and where noted)

Net sales                                   $ 2,944    $ 2,878   $ 2,783   $ 3,069    $ 2,964
Cost of sales                                 2,293      2,261     2,186     2,304      2,161
Marketing, administrative
  and other expenses (a,b,c,d,e)                346        339     1,171       414        323
Science and technology expenses                  69         65        54        58         48
Income (loss) from operations                   236        213     (628)       293        432
Cost of borrowed funds                           89        110       131       165        166
Income (loss) before provision
  for income taxes (a,b,c,d,e)                  147        103     (759)       128        266
Provision (credit) for income taxes              47         33     (238)        58        103
Net income (loss) (a,b,c,d,e)                   131         73     (742)        73        172
Net income (loss) per share
  (a,b,c,d,e)                                  3.00       1.70    (18.13)     1.73       4.08
Dividends per share on common
  stock
    Declared                                      -          -         -         -          -
    Paid                                          -          -         -         -          -
Weighted average number of shares
  outstanding (in thousands)                 43,593     43,013    40,924    42,019     42,170
Net cash flow from operations                   253        192       253       361        395
Capital spending                                164        130        96       121        125
Total assets (1)                              3,013      3,162     3,511     1,807      1,924
Long-term debt                                  898      1,018     1,148     1,086      1,201
Average number of employees
  (in thousands)                                 17         17        17        18         20

(1) Total assets in 1992 and 1991 have been restated to reflect the 1993 adoption of FIN 39.

(2) 1989 data consolidates results of Fiberglas Canada Inc. beginning in the fourth quarter of 1989.

(a) During 1993, a restructuring charge of $23 million, or $.53 per share, and a $26 million credit, or $.60 per share, for the cumulative effect of the accounting change for income taxes were recorded.

(b) During 1992, a restructuring charge of $16 million, or $.25 per share, was recorded.

(c) During 1991, a non-recurring $800 million charge, or $12.91 per share, for unasserted asbestos litigation claims was recorded as was a $227 million after-tax charge, or $5.55 per share, for the cumulative effect of the accounting change for other postretirement benefits.

(d)    During 1990, a restructuring charge of $65 million was recorded.

(e) During 1989, an additional $50 million was added to existing asbestos-related claims reserves, a $50 million credit was recorded resulting from a settlement reached with the IRS and a restructuring charge of $30 million was recorded.

Please also see Note 19 to the Company's Consolidated Financial Statements.

PAGE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Owens-Corning reported net income for the year of $131 million, or $3.00 per share, compared to reported net income of $73 million, or $1.70 per share, and a net loss of $742 million, or $18.13 per share, in 1992 and 1991, respectively. The stronger earnings reflect the Company's ongoing productivity programs and improving economic conditions in the United States. Excluding special items, 1993 net income from ongoing operations was $118 million, or $2.71 per share, compared to $83 million, or $1.93 per share, in 1992, and $41 million, or $1.01 per share, in 1991.

The special items for 1993 included a) a credit of $26 million, or $.60 per share, for the cumulative effect of adopting the new accounting standard for income taxes (SFAS No. 109), b) a one-time gain of $14 million, or $.33 per share, reflecting a tax benefit resulting from a re-evaluation of deferred taxes necessitated by the new federal tax law, offset, in part, by c) an $8 million charge, or $.11 per share, for the writedown of the Company's hydrocarbon ventures to their net realizable value, and d) a $23 million, or $.53 per share, charge for a restructuring to improve the competitive position of the Company's European Composites business.

The special items for 1992 included a) a charge of $16 million, or $.25 per share, for costs related to the reorganization of the Building Products businesses and centralization of the Company's accounting and information systems, and b) a net extraordinary gain of $1 million, or $.02 per share, resulting from the utilization of tax losses, partially offset by a loss on the early retirement of debt. The reorganization in Building Products was designed to strengthen its focus on customers, enhance its competitive position, and further improve its efficiency. Please see Notes 2, 4 and 5 to the Consolidated Financial Statements.

The 1991 special items included charges for uninsured asbestos litigation claims and the adoption of the accounting standard for other postretirement benefits (SFAS No. 106). Please see Notes 15 and 19 to the Consolidated Financial Statements.

Net sales were $2.9 billion in 1993, an increase of $66 million, or 2 percent, from 1992. Excluding the currency exchange impact of a stronger dollar, 1993 sales increased 4 percent. Sales in 1991 were $2.8 billion.

Owens-Corning's Building Products segment benefitted from an improving economy in North America during 1993. Insulation sales were particularly strong, increasing nearly ten percent from 1992 as a result of an increase in housing starts and growth in the "do-it-yourself" market. In response to demand in Europe, the Company has announced an expansion of its insulation facility in Vise, Belgium, which is expected to be operational by early 1995. Roofing and asphalt sales in 1993 were flat compared to 1992 when there was strong reroofing activity and demand created by storm damage in Texas, Louisiana, and Florida. In January 1994, the Company exchanged its commercial roofing business for Schuller International's residential roofing business. This transaction tripled the Company's capacity to produce high-style laminated shingles.

In the second half of 1993, the Company launched a nation-wide roll-out of PINKPLUS (TM), a new Pink Fiberglas (R) insulation product wrapped in pink polyethylene. This product is expected to help build the Company's share of the do-it-yourself home insulation market because of its ease of handling and installation characteristics.

In September 1993, the Company introduced AURA (TM), a high R-value vacuum panel insulation concept. Several global appliance manufacturers are evaluating this new product to increase the useable space and reduce energy consumption in refrigerators, ovens, and other appliances.
PAGE

In 1993, the Company divested its rockwool insulation plant in Guararema, Brazil, and closed its calcium silicate insulation facility in Berlin, New Jersey. These businesses did not use core technologies and did not fit the Company's long-term strategy for profitable growth.

In the Composites business, demand for reinforcements during 1993 was strong and exceeded capacity in the Company's North American facilities. The Company is preparing to meet that demand with the reactivation of its Jackson, Tennessee plant, scheduled for April 1994, as well as by continuing to import products from other worldwide operations during scale-up. The Jackson plant, which was mothballed in 1987, will reopen employing fewer than 100 individuals in a state-of-the-art facility with advanced environmental systems to minimize solid waste and other air and water emissions. The plant will be capable of manufacturing the same amount of product as in 1986, when it had approximately 500 employees, and is expected to be in full production by 1995.

Economic conditions remained weak in Europe during 1993. The Company does not expect significant improvement in the European industrial economy in 1994. As a result of the European restructuring, which is expected to reduce costs and increase productivity beginning in 1994, Owens-Corning expects to be well positioned to benefit when the economic upturn does begin.

As part of its growth strategy, Owens-Corning established an Asia/Pacific unit, headquartered in Hong Kong, with corporate-wide responsibility for current operations and future developments in that market. The Company also completed the acquisition of the assets of Vera A/S, a manufacturer of glass-reinforced plastic pipe in Sandefjord, Norway.

The Company's gross margin percentage of net sales was 22% for 1993, compared to 21% in both 1992 and 1991. The increase was primarily due to volume and price increases in the insulation market and productivity improvements, partially offset by the effects of currency exchange and the cost of importing products into the United States from the Company's worldwide operations. Earnings before interest and taxes (EBIT) from ongoing operations increased to $267 million in 1993, from $229 million in 1992 and $196 million in 1991. As a percentage of sales, EBIT from ongoing operations increased to 9.1% in 1993, compared to 8.0% and 7.0% in 1992 and 1991, respectively.

Operating expenses were higher in 1993 due to the charge for the European restructuring and the write-down of the Company's hydrocarbon ventures to net realizable value. The Company continued to increase its research and development spending for long-term projects, placing a greater emphasis on developing new products and product applications. The decrease in "Other" expenses in 1992 compared to 1991 reflects reduced charges for stock appreciation rights, foreign exchange losses, and product liability expenses related to the Company's non-asbestos products.

The Company continues to evaluate actions to manage rising health care expenses. During 1993, the Company approved changes in its postretirement health care plans for retirees and active employees which reduced ongoing expenses by $18 million for 1993. Approximately three-quarters of the reduction was reflected in cost of sales and the balance in operating expenses. Please see Note 15 to the Consolidated Financial Statements.

In 1993, the Company changed its depreciable asset lives for certain assets to be consistent with industry practice and actual experience. This change reduced depreciation expense in 1993 and will result in lower ongoing depreciation expense. Please see Note 6 to the Consolidated Financial Statements.

Cost of borrowed funds declined by $21 million in 1993 compared to 1992. The decrease was due to a $95 million reduction in debt since December 31, 1992, and lower interest rates on the Company's debt. The reduction in debt was funded by the Company's cash flow from operations. Please see Note 2 to the Consolidated Financial Statements.
PAGE

General corporate expenses, reported on a segment basis, increased slightly in 1993 compared to 1992, but were $817 million lower in 1992 compared to 1991, reflecting the charge of $824 million for uninsured asbestos personal injury claims. Please see Notes 1 and 19 to the Consolidated Financial Statements.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The standard changes the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities. As noted above, the cumulative effect of adopting SFAS No. 109 increased earnings by $26 million (or $.60 per share). As discussed in Note 4 to the Consolidated Financial Statements, the Company's net deferred tax assets arise primarily as a result of the temporary differences associated with its provisions for asbestos litigation claims and other postretirement benefits. Management fully expects to realize its net deferred tax assets through income from future operations.


LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $253 million for 1993, compared to $192 million for 1992 and $253 million for 1991. The increase in cash flow from operations, compared to 1992, was primarily due to an increase in trade payables. Receivables were $324 million at December 31, 1993, compared to $309 million at the end of 1992 and $308 million at the end of 1991. Net inventories were $221 million at year-end 1993 compared to $233 million and $219 million at year-end 1992 and 1991, respectively. Inventories at December 31, 1993, as a percentage of the fourth quarter's annualized sales, were 7%, a one percentage point decrease from the end of 1992 and 1991.

During 1993, the Company adopted Financial Accounting Standards Board Interpretation No.39 (FIN 39). FIN 39 requires the Company to present separately in the balance sheet its estimated contingent liabilities and related insurance assets. Accordingly, the accompanying consolidated balance sheet as of December 31, 1992 and consolidated statement of cash flows for the years ended December 31, 1992 and 1991 have been restated to conform to the 1993 presentation. Please see Note 19 to the Consolidated Financial Statements and the Summary of Significant Accounting Policies.

At year-end 1993, the Company's working capital was a negative $49 million and its current ratio decreased to .94, compared to working capital of $123 million and a current ratio of 1.2 at year-end 1992, and $171 million and 1.2, respectively, at year-end 1991. The 1992 and 1991 working capital and current ratios have been restated to conform to FIN 39. The decrease in 1993 was primarily due to the increase in trade payables and the timing of receipt of the insurance proceeds for asbestos litigation claims. Please see Note 19 to the Consolidated Financial Statements and the Summary of Significant Accounting Policies.

The Company's total borrowings at December 31, 1993, were $1.0 billion, compared to $1.1 billion at December 31, 1992, and $1.2 billion at December 31, 1991. At year-end 1993, the Company had unused lines of credit of $376 million under its long-term bank loan facilities and an additional $115 million under short-term facilities. In the fourth quarter of 1993, the Company established a $375 million credit facility with a syndicate of banks, replacing the previous facility due to expire in July 1994. This syndicate of banks significantly expands both the number and geographic distribution of lenders to include commercial banks headquartered in the U.S., Europe, Canada, and Japan. This new combination will complement the Company's global growth strategy. The facility agreement is for a four year term, effective November 2, 1993, and will lower the Company's cost of bank financing as well as generate greater flexibility for investment purposes. In 1992, the Company issued $300 million in 10 and 20 year debentures at an average interest rate of 9 1/8%. The majority of the proceeds were used to redeem $240 million in higher cost debentures. Please see Note 2 to the Consolidated Financial Statements.

General corporate identifiable assets have been restated in 1992 and 1991 to conform to the 1993 reporting format with the adoption of FIN 39. General corporate identifiable assets for 1993 and 1992 decreased compared to 1991, primarily due to the consumption of the insurance for asbestos litigation claims asset. Please see Notes 1 and 19 to the Consolidated Financial Statements and the Summary of Significant Accounting Policies.

Capital spending for property, plant and equipment was $164 million in 1993, compared to $130 million in 1992 and $96 million in 1991. At the end of 1993, approved capital projects, excluding furnace rebuilds, were $162 million. Funding for these expenditures will be from the Company's operations and external sources as required.

Payments for asbestos litigation claims in 1993, including defense costs, were $283 million as 22,300 claims were resolved. Proceeds from insurance were $224 million.

The Company's total payments for asbestos claims and defense costs in 1994 are expected to be approximately $275 million and proceeds from insurance of about $125 million are expected to be available to cover these costs.

Please see Note 19 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state, or local laws. During 1993, the Company was designated as a PRP in such federal, state, local or private proceedings for 14 additional sites. At year-end 1993, a total of 43 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous.
The Company has established reserves for its Superfund (and similar state, local and private action) contingent liabilities which are reflected in the financial statements. The Company believes these reserves are adequate to cover these liabilities and are not material to the financial position or results of operations of the Company. In addition, based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition, or long-term liquidity.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent the Act will affect it. The Company anticipates that its sources to be regulated will include glass fiber manufacturing, resin manufacturing and asphalt processing activities. The Company currently expects glass fiber manufacturing to be regulated by 1997. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a material adverse effect on the Company's results of operations, financial condition, or long-term liquidity.
PAGE

FUTURE REQUIRED ACCOUNTING CHANGES

The Company has estimated that the foreign portion of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," will be a charge of $12-20 million. Adoption of the foreign portion is required for 1995 financial reporting.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). This standard requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. The obligation should be recognized if it is attributable to employees' service already rendered, the rights to these benefits accumulate or vest, payment of the benefits is probable and the amount can be reasonably estimated. SFAS No. 112 is effective for the Company beginning in 1994. The impact of SFAS No. 112 on the Company in the year of adoption is estimated to be a charge of less than $50 million.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 20 through 59 hereof are incorporated here by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Owens-Corning has nothing to report under this Item.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OWENS-CORNING

The information required by this Item is incorporated by reference from the Company's 1994 Proxy Statement except that certain information concerning Owens-Corning's executive officers is included on pages 9 through 10 hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's 1994 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the Company's 1994 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's 1994 Proxy Statement.
PAGE

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    DOCUMENTS FILED AS PART OF THIS REPORT

 1.    See Index to Financial Statements on page 20 hereof

 2.    See Index to Financial Statement Schedules on page 60 hereof

 3.    See Exhibit Index beginning on page 68 hereof

       Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K are denoted in the Exhibit Index by an asterisk ("*").

(b)    REPORTS ON FORM 8-K

       No report on Form 8-K was filed during the fourth quarter of 1993.
PAGE

                                 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS-CORNING FIBERGLAS CORPORATION

By     /s/ G. H. Hiner                                   Date  March 28, 1994
       Glen H. Hiner, Chairman of the Board
       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       /s/ G. H. Hiner                                   Date  March 28, 1994
       Glen H. Hiner, Chairman of the Board,
       Chief Executive Officer and Director

       /s/ David W. Devonshire                           Date  March 28, 1994
       David W. Devonshire, Senior Vice President
       and Chief Financial Officer

       /s/ Domenico Cecere                               Date  March 28, 1994
       Domenico Cecere, Vice President and
       Controller

       /s/ Norman P. Blake                               Date  March 28, 1994
       Norman P. Blake, Jr., Director

       /s/ W. W. Boeschenstein                           Date  March 17, 1994
       William W. Boeschenstein, Director

       /s/ C. E. Exley, Jr.                              Date  March 18, 1994
       Charles E. Exley, Jr., Director

       /s/ Landon Hilliard                               Date  March 21, 1994
       Landon Hilliard, Director

       /s/ Jon M. Huntsman, Jr.                          Date  March 18, 1994
       Jon M. Huntsman, Jr., Director

       /s/ W. Walker Lewis                               Date  March 17, 1994
       W. Walker Lewis, Director

       /s/ David T. McGovern                             Date  March 18, 1994
       David T. McGovern, Director

       /s/ Furman C. Moseley                             Date  March 18, 1994
       Furman C. Moseley, Jr., Director

       /s/ W. Ann Reynolds                               Date  March 28, 1994
       W. Ann Reynolds, Director

       /s/ Peter L. Scott                                Date  March 17, 1994
       Peter L. Scott, Director
PAGE

                        INDEX TO FINANCIAL STATEMENTS

Item                                                                Page

Report of Independent Public Accountants                               21

Summary of Significant Accounting Policies                          22-23

Consolidated Statement of Income - for the
 years ended December 31, 1993, 1992 and 1991                       24-25

Consolidated Balance Sheet -  December 31, 1993 and 1992            26-27

Consolidated Statement of Stockholders' Equity -                       28
 for the years ended December 31, 1993, 1992 and 1991

Consolidated Statement of Cash Flows - for the years
 ended December 31, 1993, 1992 and 1991                             29-30

Notes to Consolidated Financial Statements
 Notes 1 through 20                                                 31-59
PAGE

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
  Owens-Corning Fiberglas Corporation:

We have audited the accompanying consolidated balance sheet of OWENS-CORNING FIBERGLAS CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens-Corning Fiberglas Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 4 and 15 to the consolidated financial statements, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1993 and 1991, respectively.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statement Schedules are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                          ARTHUR ANDERSEN & CO.

January 21, 1994
Toledo, Ohio
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

The consolidated financial statements include the accounts of subsidiaries. Significant intercompany accounts and transactions are eliminated.


Net Income per Share

Net income per share is computed using the weighted average number of common shares outstanding and common equivalent shares during the period.


Inventory Valuation

Inventories are stated at cost, which is less than market value, and include material, labor, and manufacturing overhead. U.S. inventories are primarily valued using the last-in, first-out (LIFO) method and the balance of inventories are generally valued using the first-in, first-out (FIFO) method.


Goodwill

Goodwill is amortized on a straight-line basis over a period of forty years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.


Investments in Affiliates

Investments in affiliates are accounted for using the equity method, under which the Company's share of earnings of these affiliates is reflected in income as earned and dividends are credited against the investment in affiliates when received.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                 (CONTINUED)


Depreciation

For assets placed in service prior to January 1, 1992, the Company's plant and equipment is depreciated primarily using the double-declining balance method for the first half of an asset's estimated useful life and the straight-line method is used thereafter. For assets placed in service after December 31, 1991, the Company's plant and equipment is depreciated using the straight-line method.


Reserve for Rebuilding Furnaces

The Company's glass melting furnaces and related machines periodically require substantial rebuilding. The estimated future cost of such rebuilding is charged to operations and credited to the reserve on a straight-line basis over the estimated period to the next rebuild date. Actual costs are charged to the reserve when the furnaces are rebuilt.


Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


Reserve for Contingent Liabilities

As described in Note 19, in 1993, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 39 (FIN 39). FIN 39 requires the Company to present separately in the balance sheet its estimated contingent liabilities and related insurance assets. Accordingly, the accompanying consolidated balance sheet as of December 31, 1992 and consolidated statement of cash flows for the years ended December 31, 1992 and 1991 have been restated to conform to the 1993 presentation.


Reclassifications

Certain reclassifications have been made to 1992 and 1991 to conform with the classifications used in 1993, including the reclassification of restructure costs from other expenses.
PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF INCOME

                          FOR THE YEARS ENDED DECEMBER 31, 1993 1992 AND 1991


                                                   1993           1992            1991
                                                 --------       --------        --------
                                             (In millions of dollars, except share data)
NET SALES                                        $  2,944       $  2,878        $  2,783

COST OF SALES                                       2,293          2,261           2,186
                                                 --------       --------        --------

Gross margin                                          651            617             597
                                                 --------       --------        --------

OPERATING EXPENSES
Marketing and administrative expenses                 297            307             285
Science and technology expenses
  (Note 7)                                             69             65              54
Provision for uninsured asbestos
  litigation claims (Note 19)                           -              -             824
Restructure costs (Note 5)                             23             16               -
Write-down of hydrocarbon ventures                      8              -               -
Other                                                  18             16              62
                                                 --------       --------        --------


Total operating expenses                              415            404           1,225
                                                 --------       --------        --------


INCOME (LOSS) FROM OPERATIONS                         236            213           (628)

Cost of borrowed funds (Notes 2 and 3)               (89)          (110)           (131)
                                                 --------       --------        --------


INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                          147            103           (759)

Provision (credit) for income
  taxes (Note 4)                                       47             33           (238)
                                                 --------       --------        --------


INCOME (LOSS) BEFORE EQUITY IN NET
  INCOME OF AFFILIATES                                100             70           (521)

Equity in net income of affiliates
  (Note 9)                                              5              2               6
                                                 --------       --------        --------


INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF ACCOUNTING
    CHANGES                                           105             72           (515)

Extraordinary items (Notes 2 and 4)                     -              1               -

Cumulative effect of accounting changes
  (Notes 4 and 15)                                     26              -           (227)
                                                 --------       --------       ---------


NET INCOME (LOSS)                                $    131       $     73       $   (742)
                                                 ========       ========       =========



The accompanying summary of significant accounting policies and notes are integral parts of this statement.
PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF INCOME

                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                              (Continued)


                                                   1993           1992            1991
                                                 --------       --------        --------
                                           (In millions of dollars, except share data)
NET INCOME (LOSS) PER COMMON SHARE

Primary:

Income (loss) before extraordinary
  items and cumulative effect of
    accounting changes                           $   2.40       $   1.68        $ (12.58)

Extraordinary items                                     -            .02               -

Cumulative effect of accounting changes               .60              -           (5.55)
                                                 --------       --------        --------

Net income (loss) per share                      $   3.00       $   1.70        $ (18.13)
                                                 ========       ========        ========

Assuming full dilution:

Income (loss) before extraordinary
  items and cumulative effect of
    accounting changes                           $   2.28       $   1.65        $ (12.58)

Extraordinary items                                    -             .02               -

Cumulative effect of accounting changes               .53              -           (5.55)
                                                 --------       --------        --------
Net income (loss) per share                      $   2.81       $   1.67        $ (18.13)
                                                 ========       ========        ========


Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

   Primary:                                          43.6           43.0            40.9

   Assuming full dilution:                           49.4           48.8            40.9

The accompanying summary of significant accounting policies and notes are integral parts of this statement.
PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1993 AND 1992


ASSETS
- ------

                                                   1993           1992
                                                 --------       --------
                                                 (In millions of dollars)


CURRENT

Cash and cash equivalents                        $      3       $      2
Receivables, less allowances of
  $16 million in 1993 and $20 million
    in 1992                                           324            309
Inventories (Note 8)                                  221            233
Deferred income taxes (Note 4)                        136             98
Insurance for asbestos litigation claims
  - current portion (Note 19)                         125            246
Other current assets                                   18             15
                                                 --------       --------

Total current                                         827            903
                                                 --------       --------


OTHER

Goodwill, less accumulated amortization of
  $15 million in 1993 and $12 million
    in 1992                                            77             84
Investments in affiliates (Note 9)                     63             49
Deferred income taxes (Note 4)                        428            465
Insurance for asbestos litigation claims
  (Note 19)                                           643            746
Other noncurrent assets                                81             69
                                                 --------      ---------

Total other                                         1,292          1,413
                                                 --------      ---------


PLANT AND EQUIPMENT, at cost

Land                                                   44             46
Buildings and leasehold improvements                  559            549
Machinery and equipment                             1,978          1,886
Construction in progress                               88             79
                                                 --------       --------

                                                    2,669          2,560
Less:  Accumulated depreciation                    (1,775)        (1,714)
                                                 --------       --------

Net plant and equipment                               894            846
                                                 --------       --------

TOTAL ASSETS                                     $  3,013       $  3,162
                                                 ========       ========


The accompanying summary of significant accounting policies and notes are integral parts of this statement.
PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1993 AND 1992
                                               (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

                                                   1993           1992
                                                 (In millions of dollars)

CURRENT


Accounts payable and accrued
  liabilities (Note 10)                          $    495       $    388
Reserve for asbestos litigation claims -
  current portion (Note 19)                           275            297
Short-term debt (Note 3)                               77             56
Long-term debt - current portion (Note 2)              29             25
Accrued income taxes (Note 4)                           -             14
                                                 --------       --------

Total current                                         876            780
                                                 --------       --------

LONG-TERM DEBT (Note 2)                               898          1,018
                                                 --------       --------

OTHER

Reserve for asbestos litigation claims
  (Note 19)                                         1,385          1,646
Other postretirement benefits
  liability (Note 15)                                 346            358
Reserve for rebuilding furnaces                       124            124
Pension plan liability (Note 16)                       78             62
Other                                                 175            182
                                                 --------       --------

Total other                                         2,108          2,372
                                                 --------       --------


COMMITMENTS AND CONTINGENCIES
(Notes 12, 17, and 19)

STOCKHOLDERS' EQUITY

Preferred stock, no par value; authorized
  8 million shares, none outstanding (Note 14)
Common stock, par value $.10 per share;
  authorized 100 million shares; issued
    1993--43.2 million and 1992--42.5 million
      shares (Note 13)                                315            299
Deficit                                            (1,171)        (1,302)
Foreign currency translation adjustments                5              4
Other (Note 16)                                       (18)            (9)
                                                ---------       --------

Total stockholders' equity                           (869)        (1,008)
                                                ---------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   3,013       $  3,162
                                                =========       ========



The accompanying summary of significant accounting policies and notes are integral parts of this statement.
PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           FOR THE YEARS ENDED DECEMBER 31, 1993 1992 AND 1991


                                                   1993           1992            1991
                                                 --------       --------        --------
                                                        (In millions of dollars)
COMMON STOCK

Balance beginning of year                        $    299       $    285        $    268
Issuance of stock and deferred
  awards under stock compensation
    plans (Note 13)                                    16             14              17
                                                 --------       --------        --------

Balance end of year                                   315            299             285
                                                 --------       --------        --------


DEFICIT

Balance beginning of year                          (1,302)        (1,375)           (633)
Net income (loss)                                     131             73            (742)
                                                 --------       --------        --------

Balance end of year                                (1,171)        (1,302)         (1,375)
                                                 --------       --------        --------


FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

Balance beginning of year                               4             24              25
Translation adjustments                                 1            (20)             (1)
                                                 --------       --------        --------

Balance end of year                                     5              4              24
                                                ---------       --------        --------


OTHER

Balance beginning of year                              (9)           (10)            (10)
Net increase (decrease)                                (9)             1               -
                                                 --------       --------        --------
Balance end of year                                   (18)            (9)            (10)
                                                 --------       --------        --------

STOCKHOLDERS' EQUITY                             $   (869)      $ (1,008)       $ (1,076)
                                                 ========       ========        ========

The accompanying summary of significant accounting policies and notes are integral parts of this statement.
PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                   1993           1992            1991
                                                 --------       --------        --------
                                                         (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net income (loss)                                $    131       $     73        $   (742)

Reconciliation of net cash provided
by operating activities:

Noncash items:
  Cumulative effect of accounting
    changes (Notes 4 and 15)                          (26)             -             227
  Provision for depreciation,
    amortization, and rebuilding
      furnaces (Note 6)                               121            150             160
  Provision (credit) for deferred
    income taxes                                       10            (21)           (308)
  Provision for asbestos litigation
    claims                                              -              -           1,634
  Increase in insurance for asbestos
    litigation claims                                   -              -            (810)
  Amortization of discount on
    long-term debt                                      -              1              20
  Other                                                  10              4               3

(Increase) decrease in receivables                    (22)            (9)             60
(Increase) decrease in inventories                      4            (17)             14
Increase (decrease) in accounts
  payable and accrued liabilities                     114             (9)              4
Proceeds from insurance for asbestos
  litigation claims                                   224            413             286
Payments for asbestos litigation claims              (283)          (405)           (297)
Increase (decrease) in accrued
  income taxes                                        (21)            (2)             (9)
Other                                                  (9)            14              11
                                                 --------       --------        --------

Net cash flow from operations                         253            192             253
                                                 --------       --------        --------



The accompanying summary of significant accounting policies and notes are integral parts of this statement.
PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                   1993           1992            1991
                                                 --------       --------        --------
                                                         (In millions of dollars)

NET CASH FLOW FROM INVESTING

Additions to plant and equipment                 $   (164)      $   (130)       $    (96)
Expenditures for rebuilding furnaces                  (14)           (14)            (18)
Other                                                   -             10              (6)
                                                 --------       --------        --------

Net cash flow from investing                         (178)          (134)           (120)
                                                 --------       --------        --------


NET CASH FLOW FROM FINANCING

Net additions (reductions) in
  long-term credit facilities                         (90)          (123)           (152)
Other additions to long-term debt                       -            337             465
Other reductions to long-term debt                    (21)          (330)           (296)
Net increase (decrease) in
  short-term debt                                      26             50            (159)
Other                                                  11              7               5
                                                 --------       --------        --------

Net cash flow from financing                          (74)           (59)           (137)
                                                 --------       --------        --------

Net increase (decrease) in cash and
  cash equivalents                                      1             (1)             (4)

Cash and cash equivalents at beginning
  of year                                               2              3               7
                                                 --------       --------        --------

Cash and cash equivalents at end
  of year (Note 11)                              $      3       $      2        $      3
                                                 ========       ========        ========

The accompanying summary of significant accounting policies and notes are integral parts of this statement.

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Industry Segments

The Company operates in two industry segments, Building Products and Industrial Materials and reports its results in two ways: by business segment and geographically.

The business segments are as follows:

     Building Products

     Production and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts; roofing shingles, built-up roofing systems and asphalt materials; underground storage tanks; windows; and patio doors.

     Industrial Materials

     Production and sale of glass fiber yarns, rovings, mats and veils, strand and reinforcement products, and polyester and vinyl ester resins.

The geographic reporting combines the two business segments within the major regions: United States, Europe and other, and Canada.

Intersegment sales are generally recorded at market or equivalent value. Income (loss) from operations by industry segment consists of net sales less related costs and expenses.

In computing income (loss) from operations by segment, cost of borrowed funds and other general corporate income and expenses have been excluded. Certain corporate operating expenses directly traceable to industry segments have been allocated to those segments. The Company's European restructuring (Note 5) reduced 1993 income from operations for Industrial Materials by $23 million. The $16 million charge related to the Company's 1992 restructuring (Note 5) reduced income from operations for Building Products by $9 million and increased the general corporate expense by $7 million. In addition, the change in estimate of fixed asset lives reduced 1993 depreciation expense for Building Products, Industrial Materials, and general corporate expense by $9 million, $4 million, and $1 million, respectively. (Note 6)

Identifiable assets by business and geographic segment are those assets that are used in the Company's operations in each business and geographic segment and do not include general corporate assets. General corporate assets consist primarily of cash and cash equivalents, deferred taxes, asbestos insurance, and corporate property and equipment. General corporate assets have been restated to reflect the insurance for asbestos litigation claims required by the Financial Accounting Standards Board Interpretation No. 39 (Summary of Significant Accounting Policies).
PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


(1)  Industry Segments (Continued)

                                                           BUSINESS SEGMENTS

     1993                                          1992           1991
     --------                                    --------       --------
                                                        (In millions of dollars)

NET SALES

     Building Products                           $  1,946       $  1,899        $  1,840
     Industrial Materials                             998            979             943
                                                 --------       --------        --------

                                                    2,944          2,878           2,783
                                                 --------       --------        --------

Intersegment sales
     Building Products                                  -              -               -
     Industrial Materials                              85             88              56
     Eliminations                                     (85)           (88)            (56)
                                                 --------       --------        --------

          Consolidated net sales                 $  2,944       $  2,878        $  2,783
                                                 ========       ========        ========


INCOME (LOSS) FROM OPERATIONS

     Building Products                           $    175       $    109        $     96
     Industrial Materials                              98            138             127
     General corporate expense                        (37)           (34)           (851)
                                                 --------       --------        --------

          Income (loss) from operations               236            213            (628)

     Cost of borrowed funds                           (89)          (110)           (131)
                                                 --------       --------        --------

          Income (loss) before
            provision for income taxes           $    147       $    103        $   (759)
                                                 ========       ========        ========

PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


(1)  Industry Segments (Continued)

                                                            BUSINESS SEGMENTS

                                                   1993           1992            1991
                                                 --------       --------        --------
                                                         (In millions of dollars)

IDENTIFIABLE ASSETS AT DECEMBER 31

     Building Products                           $    797       $    766        $    798
     Industrial Materials                             715            711             667
     General corporate                              1,438          1,636           2,001
                                                 --------       --------        --------

                                                    2,950          3,113           3,466
     Investments in affiliates
       accounted for under the
         equity method                                 63             49              45
                                                 --------        -------       ---------
     Total assets                                $  3,013       $  3,162        $  3,511
                                                 ========       ========        ========

DEPRECIATION AND AMORTIZATION

     Building Products                           $     52       $     66        $     72
     Industrial Materials                              42             51              50
     General corporate                                 11              6              10
                                                 --------       --------        --------

     Total depreciation and
       amortization                              $    105       $    123        $    132
                                                 ========       ========        ========

ADDITIONS TO PLANT AND EQUIPMENT

     Building Products                           $     81       $     75        $     56
     Industrial Materials                              64             50              35
     General corporate                                 19              5               5
                                                 --------       --------        --------

     Total additions                             $    164       $    130        $     96
                                                 ========       ========        ========

PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)

1.  Industry Segments (Continued)

                                                           GEOGRAPHIC SEGMENTS

                                                   1993           1992            1991
                                                 --------       --------        --------
                                                        (In millions of dollars)

NET SALES

     United States                               $  2,227       $  2,115        $  2,000
     Europe and other                                 511            544             529
     Canada                                           206            219             254
                                                 --------       --------        --------
                                                    2,944          2,878           2,783
                                                 --------       --------        --------
Intersegment sales
     United States                                     42             42              41
     Europe and other                                  15              7               3
     Canada                                            66             42              17
     Eliminations                                    (123)           (91)            (61)
                                                 --------       --------        --------

     Consolidated net sales                      $  2,944       $  2,878        $  2,783
                                                 ========       ========        ========


INCOME (LOSS) FROM OPERATIONS

     United States                               $    254       $    193        $    150
     Europe and other                                   2             48              67
     Canada                                            17              6               6
     General corporate expense                        (37)           (34)           (851)
                                                 --------       --------        --------
          Income (loss) from operations               236            213            (628)

     Cost of borrowed funds                           (89)          (110)           (131)
                                                 --------       --------        --------
          Income (loss) before
            provision for income taxes           $    147       $    103        $   (759)
                                                 ========       ========        ========

PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


1.  Industry Segments (Continued)                          GEOGRAPHIC SEGMENTS

                                                   1993           1992            1991
                                                 --------       --------        --------
                                                        (In millions of dollars)

IDENTIFIABLE ASSETS AT DECEMBER 31

     United States                               $    898       $    875        $    821
     Europe and other                                 359            365             376
     Canada                                           255            237             268
     General corporate                              1,438          1,636           2,001
                                                 --------       --------        --------

                                                    2,950          3,113           3,466
     Investments in affiliates
       accounted for under the
         equity method                                 63             49              45
                                                 --------       --------        --------

     Total assets                                $  3,013       $  3,162        $  3,511
                                                 ========       ========        ========


DEPRECIATION AND AMORTIZATION

     United States                               $     59       $     79        $     83
     Europe and other                                  21             25              25
     Canada                                            14             13              14
     General corporate                                 11              6              10
                                                 --------       --------        --------

     Total depreciation and
       amortization                              $    105       $    123        $    132
                                                 ========       ========        ========


ADDITIONS TO PLANT AND EQUIPMENT

     United States                               $    103       $     95        $     66
     Europe and other                                  34             21              18
     Canada                                             8              9               7
     General corporate                                 19              5               5
                                                 --------       --------        --------

          Total additions                        $    164       $    130        $     96
                                                 ========       ========        ========


PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


2.  LONG-TERM DEBT

                                                   1993           1992
                                                 --------       --------
                                                 (In millions of dollars)

     Unsecured credit facility,
       terminated in 1993                        $      -       $     81
     Unsecured credit facility due in
       1997, variable                                  30              -
     Unsecured credit facility due in
       1994, variable, payable in
       Canadian dollars                                 -             39
     Convertible junior subordinated
       debentures due in 2005, 8%,
       convertible at $29.75 per share                173            173
     Guaranteed debentures due in 2001, 10%           150            150
     Debentures due in 2002, 8.875%                   150            150
     Debentures due in 2012, 9.375%                   149            149
     Guaranteed debentures due in 1998, 9.8%          100            100
     Notes due through 2007, 6.1% to
       14.2%, payable in foreign
       currencies                                      77             92
     Bonds due in 2000, 7.25%, payable
       in Deutsche marks (Note 17)                     50             50
     Other long-term debt due through 2012,
       at rates from 5.375% to 11.15%                  48             59
                                                 --------       --------

                                                      927          1,043
     Less:  Current portion                           (29)           (25)
                                                 --------       --------

         Total long-term debt                    $    898       $  1,018
                                                 ========       ========


PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

2.  Long-Term Debt (Continued)

The Company has two unsecured, variable rate, bank credit facilities. The first facility has a maximum commitment of $375 million at December 31, 1993 (of which $274 million was unused). The rate of interest is either the bank's base rate, or 13/16% over the certificate of deposit rate, or 11/16%
over the London Interbank Offered Rate (LIBOR).   The rate of interest on
borrowings under this facility was 4.19% at December 31, 1993. A commitment fee of 1/4 of 1% is charged on the unused portions of this facility.

The second facility is payable in Canadian dollars and has a maximum commitment of 135 million Canadian dollars (102 million U.S. dollars) at December 31, 1993, all of which was unused. A commitment fee of 3/8 of 1% is charged on the unused portions of this facility.

As is typical for bank credit facilities, the agreements relating to the facilities described above contain restrictive covenants, including requirements for the maintenance of working capital, interest coverage, and minimum coverage of fixed charges; and limitations on the early retirement of debt, additional borrowings, certain investments, payment of dividends, and purchase of Company stock. The agreements include a provision which would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company. A material adverse change in the Company's business, assets, liabilities, financial condition or results of operations constitutes a default under the agreements.

The convertible junior subordinated debentures are subordinated to all present and future indebtedness of the Company and may be redeemed at the option of the Company beginning June 30, 1994. Prior to redemption or maturity, the debentures are convertible into shares of common stock of the Company at a conversion price of $29.75 per share, subject to adjustment in certain events. The Company has reserved approximately six million additional shares of common stock necessary for conversion.

In May 1992, the Company issued $300 million of debentures in two parts.
The first part consisted of $150 million of debentures due June 1, 2002, with an effective interest rate of 8.897%. The second part consisted of $150 million of debentures due June 1, 2012, with an effective interest rate of 9.418%. Interest is paid semi-annually for both issues.

During 1992, the Company called, prior to maturity, its 12% sinking fund debentures having a face value of $46 million at a price in excess of book value, which resulted in an extraordinary loss of $1 million ($.02 per share), net of related income taxes of $1 million.

In June 1992, the Company called, prior to maturity, its senior subordinated debentures having a face value of $240 million, which resulted in an extraordinary loss of approximately $2 million ($.05 per share), net of related income taxes of $1 million.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

2.  Long-Term Debt (Continued)

The aggregate maturities and sinking fund requirements for all long-term debt issues for each of the five years following December 31, 1993 are:

                                 Credit            Other Long-
          Year                 Facilities            Term Debt
                              -------------------------------
                                   (In millions of dollars)


          1994                    $     -              $    29
          1995                          -                   24
          1996                          -                   29
          1997                         30                   10
          1998                          -                  104


3.  Short-Term Debt


                                                   1993           1992
                                                 --------       --------
                                               (In millions of dollars)

    Balance outstanding at December 31           $     77       $     56

    Weighted average interest rates
      on short-term debt outstanding
      at December 31                                 6.6%           8.8%

The Company had short-term unused lines of credit totalling $115 million and $134 million at December 31, 1993 and 1992, respectively.


4.  Income Taxes

Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Statement No. 109 changes the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities. The cumulative effect of adopting the standard increased earnings by $26 million as of January 1, 1993.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


4.  Income Taxes (Continued)

                                               1993       1992      1991
                                           --------   --------  --------
                                                 (In millions of dollars)
Income (loss) before provision
  (credit) for income taxes:

     U.S.                                  $    163   $    107  $   (749)
     Foreign                                    (16)        (4)      (10)
                                           --------   --------  --------

       Total                               $    147   $    103  $   (759)
                                           ========   ========  ========

  Provision (credit) for income taxes:

  Current
  -------

     U.S.                                  $     24   $     41  $     53
     State and local                              7          5         8
     Foreign                                      6          8         9
                                           --------   --------  --------

       Total current                             37         54        70
                                           --------   --------  --------

  Deferred
  --------

     U.S.                                        27         (5)     (308)
     State and local                              1         (4)       (9)
     Foreign                                     (4)       (12)         9
                                           --------   --------  --------

       Total deferred                            24        (21)        (308)
                                           --------   --------  --------

     Adjustment to deferred tax
       assets and liabilities for
       an increase in the U.S.
       federal statutory rate from
       34% to 35%                               (14)         -         -
                                           --------   --------  --------

     Total provision (credit) for
       income taxes                        $     47   $     33  $   (238)
                                           ========   ========  ========
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


4.  Income Taxes (Continued)

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:
                                             1993       1992      1991
                                           --------   --------  --------

     U.S. federal statutory rate                35%        34%       34%
     Operating losses of foreign
       subsidiaries                              10          6        (2)
     Utilization of losses of foreign
       subsidiaries                              (2)         -         -
     Enacted federal tax rate change            (10)         -         -
     Difference between foreign tax
       rates and U.S. statutory rate              -         (2)        1
     Provision (credit) for taxes on
       undistributed earnings of foreign
       subsidiaries                              (2)        (6)       (2)
     State and local income taxes                 3          1         -
     Other                                       (2)        (1)        -
                                               ----       ----     -----
     Effective tax rate                         32%        32%       31%
                                               ====       ====      ====


As of December 31, 1993, the Company has not provided for withholding or U.S. federal income taxes on approximately $99 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $10 million of deferred income taxes would have been provided.

At December 31, 1993, the Company had tax net operating loss carryforwards for certain of its foreign subsidiaries of approximately $35 million, certain of which expire through 1999.

For the year ended December 31, 1992, the Company utilized book net operating loss carryforwards which resulted in an extraordinary credit of approximately $4 million, or $.09 per share.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


4.  Income Taxes (Continued)

The significant cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 1993 are as follows:


                                                               Deferred
                                                Deferred         Tax
                                               Tax Assets    Liabilities
                                               ----------    -----------
                                                 (In millions of dollars)

Asbestos litigation claims                      $     363      $       -
     Other postretirement benefits                    148              -
     Depreciation                                       -             75
     Furnace rebuild reserves                          45              -
     Warranty and product liability reserves           25              -
     Operating loss carryforwards                      35              -
     State and local taxes                              -             23
     Other                                             90              4
                                                 --------       --------

       Subtotal                                       706            102
                                                 --------       --------

     Valuation allowances                             (40)             -
                                                 --------       --------

     Total deferred taxes                        $    666       $    102
                                                 ========       ========


During 1992 and 1991, deferred income taxes were provided for significant timing differences in the recognition of certain items for income tax and financial statement purposes, in accordance with Accounting Principles Board Opinion No. 11. These items consisted of the following:


                                                   1992           1991
                                                 --------       --------
                                                 (In millions of dollars)

  Asbestos litigation claims                     $      2       $   (290)
  Depreciation                                         (9)           (14)
  Furnace rebuild reserves                             (3)            (4)
  Interest expense                                     (1)             1
  Undistributed earnings of
    foreign subsidiaries                               (8)            10
  State and local taxes                                 2              3
  Warranty and product liability
    reserves                                            1             (6)
  Other postretirement benefits                        (6)            (6)
  Other                                                 1             (2)
                                                 --------       --------

  Deferred tax credit                            $    (21)      $   (308)
                                                 ========       ========
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


5.  Restructuring of Operations

In the first quarter of 1993, the Company recorded a $23 million charge to reorganize its European operations. This charge included $17 million for personnel reductions and $6 million for the writedown of fixed assets.

During the fourth quarter of 1992, the Company recorded a $16 million charge to reorganize its Building Products Group and to centralize its accounting and information systems. This charge included $14 million for personnel reductions and $2 million for the writedown of assets.


6.  Depreciation of Plant and Equipment

During 1993, the Company completed a review of its fixed asset lives. The Company determined that as a result of actions taken to increase its preventative maintenance and programs initiated with its equipment suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of plant and equipment, effective April 1, 1993. The effect of this change in estimate reduced depreciation expense for the year ended December 31, 1993 by $14 million and increased income before cumulative effect of accounting change by $8 million ($.19 per share).


7.  Science and Technology Expenses

Science and technology expenses include research and development costs of $61 million in 1993, $55 million in 1992, and $47 million in 1991. In addition to research and development costs, science and technology expenses include continuing commercial activities such as engineering and product modifications for special applications and testing.


8.  Inventories

Inventories are summarized as follows:

                                             1993            1992
                                           --------        --------
                                           (In millions of dollars)

     Finished goods                        $    195        $    203

     Materials and supplies                     117             119
                                           --------        --------
                                                312             322

           Less:  Reduction to LIFO basis           (91)       (89)
                                           --------        --------

                                           $    221        $    233
                                           ========        ========

PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


8.  Inventories (Continued)

Approximately $87 million and $97 million of net inventories were valued using the LIFO method at December 31, 1993 and 1992, respectively.

During 1993, 1992, and 1991, certain inventories were reduced, resulting in the liquidation of LIFO inventory layers carried at lower costs in prior years as compared with the current cost of inventory. The effect of these inventory reductions was to reduce 1993, 1992, and 1991 cost of sales by $1 million, $4 million, and $6 million, respectively.


9.  Investments in Affiliates

At December 31, 1993 and 1992, the Company's affiliates, which generally are engaged in the manufacture of fibrous glass products for the insulation, construction, reinforcements, and textile markets, include:

                                                 Percent Ownership
                                               1993            1992
                                               ----            ----
Amiantit Fiberglass Industries, Ltd.
     (Saudi Arabia)                             30%             30%
Arabian Fiberglass Insulation Company
     (Saudi Arabia)                             49%             49%
Asahi Fiber Glass Company, Ltd. (Japan)         28%             28%
CAE Fiberglass, Ltd. (Canada)                   25%             25%
Knytex Company, L.L.C. (USA)                    50%               -
Lucky Owens-Corning Corp. (Korea)               30%             30%
Owens-Corning Eternit Rohre GmbH (Germany)      50%               -
Owens-Corning Pipe Botswana (Pty.), Ltd.
     (Botswana)                                 49%               -
Siam GRP Industries (Thailand)                  20%             20%
Vitro-Fibras, S.A. (Mexico)                     40%             40%
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


9.  Investments in Affiliates (Continued)

Summarized financial information for the Company's affiliates:

                                               1993       1992      1991
                                               ----       ----      ----

                                                (In millions of dollars)
  At December 31:
     Current assets                        $    214   $    198  $    164
     Noncurrent assets                          387        320       231
     Current liabilities                        240        233       206
     Noncurrent liabilities                     147        130        58
  For the year:
     Net sales                                  486        455       467
     Gross margin                                81         82       100
     Net income                                  16         16        27

The Company's equity in undistributed net income of affiliates was $34 million at December 31, 1993.


10.  Accounts Payable and Accrued Liabilities

                                               1993            1992
                                               ----            ----
                                              (In millions of dollars)

  Accounts payable                         $    244        $    183
  Payroll and vacation pay                       74              57
  Payroll, property, and miscellaneous
     taxes                                       33              35
  Other postretirement benefits
     liability                                   25              21
  Other                                         119              92
                                           --------        --------
                                           $    495        $    388
                                           ========        ========

11.  Consolidated Statement of Cash Flows

Cash payments for income taxes and cost of borrowed funds are summarized as follows:
                                          1993       1992      1991
                                         -----      -----     -----
                                           (In millions of dollars)

  Income taxes                           $  43      $  49     $  85
  Cost of borrowed funds                    95        125       108

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


12.  Leases

The Company leases certain manufacturing equipment and office and warehouse facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2011. Total rental expense charged to operations was $42 million in 1993, $44 million in 1992, and $44 million in 1991. At December 31, 1993, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:

                                             Minimum Future
          Period                           Rental Commitments
                                           ------------------
                                        (In millions of dollars)

          1994                                    $    34
          1995                                         26
          1996                                         17
          1997                                         13
          1998                                          6
          1999 through 2011                            23
                                                  -------

                                                  $   119
                                                  =======


13.  Stock Compensation Plans

The Company's Stock Performance Incentive Plan (SPIP), approved by shareholders in 1992, permits up to two percent of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year's allocation (determined by using 25% of the current year's allocation). These shares are also subject to the 25% limit for restricted stock awards. For 1993, the total amount was 868,215 shares, 813,900 of which were awarded as stock options and 54,315 as restricted stock, which includes an advance of 3,149 shares from the 1994 allocation. 595,189 shares are also available to be awarded under a prior plan; however, the Company does not expect any awards to be made under that plan. Additionally, the Company has a plan to award stock options to nonemployee directors, of which 130,500 shares were available for this purpose as of December 31, 1993.

During 1992, the total number of shares available for stock awards was 833,035 shares, 760,500 of which were awarded as stock options and 56,600 as restricted stock.
PAGE

                                                 -46-

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)

13.  Stock Compensation Plans (Continued)

Stock Options
- -------------

Activity during 1993 and 1992 in shares under option:

                                1993                                1992
                    -----------------------------      -----------------------------
                      Number            Price             Number           Price
                        of             Range Per            of            Range of
                      Shares             Share            Shares           Share
                     ---------      --------------      ---------      --------------

Beginning of year     2,171,251      $12.13 - 33.63       1,981,989       $12.13 - 26.88

Options granted         845,400       39.50 - 47.00         770,500        29.88 - 33.63

Options exercised      (413,269)      12.13 - 30.63        (536,481)       12.13 - 26.75

Options cancelled       (42,556)      18.75 - 40.50         (44,757)       18.75 - 30.63
                      ---------      --------------       ---------       --------------

End of year           2,560,826      $12.13 - 47.00       2,171,251       $12.13 - 33.63
                      =========      ==============       =========       ==============

Exercisable             987,089      $17.86 - 40.50         783,822       $12.13 - 30.63
                      =========      ==============       =========       ==============

Option prices represent the market price at date of grant. Shares issued under options are recorded in the common stock accounts at the option price. Options granted vest ratably through 1996.

Stock Appreciation Rights
- -------------------------

Stock appreciation rights (SARs) were granted to employees in tandem with stock options awarded in 1986, and have been paid in cash or stock. During 1993, all remaining shares were exercised, leaving none outstanding at December 31, 1993. The Company recognized compensation expense in connection with the SARs to the extent that the market price of its common stock exceeded the grant price of the shares subject to such rights. Total SARs expense was less than $1 million for 1993, $4 million for 1992, and $7 million for 1991.


Deferred Stock Awards
- ---------------------

At December 31, 1993, the Company had 24,233 shares of deferred stock outstanding. Deferred stock awards vest ratably over various periods ending in 1994. During 1993, no shares of deferred stock were granted, and 295,730 shares were exercised.

Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


13.  Stock Compensation Plans (Continued)

Restricted Stock Awards
- -----------------------

At December 31, 1993, the Company had 398,432 shares of restricted stock outstanding. Stock restrictions lapse, subject to alternate vesting plans for approved early retirement and involuntary termination, over various periods ending in 2003.


14.  Share Purchase Rights

Each outstanding share of the Company's common stock includes a preferred share purchase right. Each right entitles the holder to buy from the Company one one-hundredth of a share of Series A Participating Preferred Stock of the Company at a price of $50. The Board of Directors has designated 450,000 shares of the Company's authorized preferred stock as Series A Participating Preferred Stock. There are currently no preferred shares outstanding.

Rights become exercisable and detach from the common stock ten days after a person or group acquires, or announces a tender offer for, 20% or more of the Company's outstanding shares of common stock. The rights expire on December 30, 1996, unless redeemed earlier by the Company. The rights are redeemable by the Company at one cent each at any time prior to ten days following public announcement or notice to the Company that an acquiring person or group has purchased 20% or more of the Company's outstanding common stock. If the Company is acquired in a merger or other business combination at any time after the rights become exercisable, each right would entitle its holder to buy shares of the acquiring or surviving company having a market value of twice the exercise price of the right.


15.  Postemployment and Postretirement Benefits Other Than Pensions

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans are unfunded and pay either 1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or
2) fixed amounts of medical expense reimbursement. Employees become eligible to participate in the health care plans upon retirement under one of the Company's pension plans if they have accumulated 10 years of service after age 45. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements during their term. During 1993, the Company approved changes in its postretirement health care plans for retirees and active employees. These changes, which reduced the accumulated benefit obligation by $120 million and 1993 expense by $18 million, resulted in an unrecognized net reduction in prior service cost which will be amortized through 1999.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


15.  Postemployment and Postretirement Benefits Other Than Pensions
     (Continued)

The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of January 1, 1991, for its U.S. plans. Accordingly, the expected cost of postretirement benefits is charged to expense during the years in which eligible employees render service. The pre-tax cumulative effect of the unfunded obligation of $344 million ($227 million after-tax) was charged against earnings as of January 1, 1991.

Adoption of Statement No. 106 for non-U.S. plans is required for 1995 financial reporting. The estimated impact on the Company in the year of adoption is a charge to earnings of $12-20 million.

The following table reconciles the status of the accrued postretirement benefits cost liability at October 31, 1993 and 1992, as reflected on the balance sheet as of December 31, 1993 and 1992:

                                                   1993           1992
                                                 --------       --------
                                                 (In millions of dollars)

Accumulated Postretirement Benefits
  Obligation:
  Retirees                                       $   (182)      $   (239)
  Fully eligible active plan participants             (32)           (31)
  Other active plan participants                      (39)           (90)
                                                 --------       --------

    Funded status                                    (253)          (360)

Unrecognized net loss (gain)                          (12)           (19)
Unrecognized net reduction in prior
  service cost                                       (106)             -
                                                 --------       --------

Accrued postretirement benefits
  cost liability (includes current
  liabilities of $25 million in 1993
  and $21 million in 1992)                       $   (371)      $   (379)
                                                 ========       ========

PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


15.  Postemployment and Postretirement Benefits Other Than Pensions
     (Continued)

The net postretirement benefits cost for 1993, 1992 and 1991 included the following components:

                                             1993       1992      1991
                                           --------   --------   -------
                                             (In millions of dollars)

Service cost                               $      7   $      7  $      6
Interest cost on accumulated
  postretirement benefits
  obligation                                     23         30        29
Net amortization and deferral                   (13)         -         -
                                           --------   --------   -------

Net postretirement benefits
  cost                                     $     17   $     37  $     35
                                           ========   ========  ========


For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care claims was assumed for 1994. The rate was assumed to decrease to 10.5% for 1995, then decrease gradually to 6%. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefits obligation as of October 31, 1993, by $12 million and the aggregate of the service and interest cost components of net postretirement benefits cost for the year then ended by $1.8 million. The discount rate used in determining the accumulated postretirement benefits obligation was 7.5% in 1993, 8.25% in 1992, and 8.6% in 1991.

In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). This standard requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. The obligation should be recognized if it is attributable to employees' service already rendered, the rights to these benefits accumulate or vest, payment of the benefits is probable and the amount can be reasonably estimated. SFAS 112 is effective for the Company beginning in 1994. The impact of SFAS 112 on the Company in the year of adoption is estimated to be a charge of less than $50 million.


16.  Pension Plans

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are generally based on an employee's number of years of service and compensation. Company contributions to pension plans are based on the calculations of independent actuaries using the projected unit credit method. Plan assets consist primarily of equity securities with the balance in fixed income investments or insurance contracts. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

16.  Pension Plans (Continued)

Pension expense for the Company's defined benefit pension plans includes the following:

                                             1993       1992      1991
                                           --------   --------  --------
                                               (In millions of dollars)

Service cost                               $     23   $     21  $     18
Interest cost on projected
  benefit obligation                             62         59        58
Actual return on plan assets                   (124)       (51)     (147)
Net amortization and deferral                    50        (20)        75
                                           --------   --------  --------

  Net pension expense                      $     11   $      9   $     4
                                           ========   ========  ========


The funded status at October 31, 1993 and 1992 is as follows:

                                             1993            1992
                                       --------------   --------------
                                          (In millions of dollars)

                                         Over     Under    Over    Under
                                        Funded   Funded   Funded  Funded
                                       -------  -------  ------- -------

Vested benefit obligation              $   288  $   305  $   254 $   281
                                       =======  =======  ======= =======


Accumulated benefit obligation         $   323  $   370  $   301 $   340
                                       =======  =======  ======= =======


Plan assets at fair value              $   444  $   335  $   395 $   315

Projected benefit obligation               398      382      397     358
                                       -------  -------  ------- -------

Plan assets in excess of (less
than) projected benefit
obligation                                  46      (47)      (2)    (43)

Unrecognized loss (gain)                   (12)      56       35      59
Unrecognized prior service cost            (13)     (25)      (3)    (26)
Unrecognized transition amount             (45)     (14)     (52)    (17)
Adjustment to minimum liability              -      (11)       -       -
                                       -------  -------  ------- -------

Net pension liability (includes
  current liabilities of $7
  million in 1993 and $6 million
  in 1992 and noncurrent
  assets of $20 million in
  1993 and $19 million in 1992)        $   (24) $   (41) $   (22)$   (27)
                                       =======  =======  ======= =======

PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

16.  Pension Plans (Continued)

The 1993, 1992 and 1991 primary actuarial assumptions used for pension plans were:

                                          1993       1992      1991
                                          ----       ----      ----
     Discount rate                        7.5%      8.25%     8.60%
     Expected long-term rate of
       return on plan assets            10.00%     10.00%    10.00%
     Rate of compensation
       increase                          4.10%      4.50%     4.50%

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions for the plans are based on matching a percentage of employee savings up to a maximum savings level. The Company's contributions were $9 million in 1993, $7 million in 1992, and $7 million in 1991.


17. Financial Instruments with Off-Balance-Sheet Risk and Significant Group Concentrations of Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to help meet financing needs and to reduce exposure to fluctuating foreign currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the other parties to the financial instruments described below. However, the Company does not anticipate nonperformance by the other parties. The Company does not generally require collateral or other security to support these financial instruments.

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. As of December 31, 1993, the Company has forward currency exchange contracts maturing in 1994 which exchange the following currencies: 4 billion Belgian francs, 62 million U.S. dollars, 73 million French francs, 19 million British pounds, 30 million Dutch guilders, and various other currencies. The Company also has three forward currency exchange contracts maturing in 1994 which exchange 150 million Swedish krona and 1.3 billion Belgian francs against approximately 54 million U.S. dollars to hedge its equity investment in certain European subsidiaries and to manage its exposure against fluctuations in foreign currency rates. Gains and losses on hedges of net investments in foreign subsidiaries are included in stockholders' equity. Gains and losses on other foreign currency hedges are included in income in the year in which the exchange rates change.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

17. Financial Instruments with Off-Balance Sheet Risk and Significant Group Concentrations of Credit Risk (Continued)

As of December 31, 1992, the Company had forward currency exchange contracts maturing in 1993 which exchanged the following currencies: 2 billion Belgian francs, 19 million U.S. dollars, 68 million Swedish krona, 12 million British pounds, and various other currencies. The Company also had two forward currency exchange contracts maturing in 1993 which exchanged 150 million Swedish krona and 680 million Belgian francs against approximately 42 million U.S. dollars to hedge its equity investment in certain European subsidiaries.

As of December 31, 1993 and 1992, the Company has entered into four interest rate swap agreements to reduce the interest rates on its fixed rate borrowings. These agreements effectively convert an aggregate principal amount of $150 million of fixed rate long-term debt into variable rate borrowings with interest rates ranging from 3.5% to 5.65% in 1993 and 3.75% to 5.9% in 1992. The agreements mature in 1998. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreements.

As of December 31, 1993 and 1992, the Company has a cross-currency interest rate conversion agreement from Deutsche marks into U.S. dollars to hedge the interest and principal payments of its 7.25% Deutsche mark bonds, due in 2000. The agreement establishes a fixed interest rate of 11.1%.

As of December 31, 1993, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of $27 million. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

As of December 31, 1993 and 1992, the Company has no significant group concentrations of credit risk.


18.  Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

     Cash and short-term financial instruments
     -------------------------------------------

     The carrying amount approximates fair value due to the short maturity of these instruments.

     Long-term notes receivable
     --------------------------

     The fair value has been estimated using the expected future cash flows discounted at market interest rates.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

18.  Disclosures about Fair Value of Financial Instruments (Continued)

     Long-term debt
     --------------

     The fair value of the Company's long-term debt has been estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

     Foreign currency swaps and interest rate swaps
     ----------------------------------------------

     The fair values of foreign currency swaps and interest rate swaps have been estimated by traded market values or by obtaining quotes from brokers.

     Forward currency exchange contracts and financial guarantees
     ------------------------------------------------------------

     The fair values of forward currency exchange contracts and financial guarantees are based on fees currently charged for similar agreements or on the estimated cost to terminate these agreements or otherwise settle the obligations with the counter parties at the reporting date.

The estimated fair values of the Company's financial instruments as of December 31, 1993 and 1992 are as follows:

                                        1993                1992
                                -----------------   ------------------
                                 Carrying     Fair    Carrying     Fair
                                  Amount     Value     Amount     Value
                                 --------   -------   --------   -------
                                       (In millions of dollars)

Cash and short-term financial
     instruments                  $   928   $   928    $   783   $   783
Long-term notes receivable              7         5          8         7
Long-term debt                        898     1,063      1,018     1,102
Foreign currency swaps and
     interest rate swaps                -        39          -        35


As of December 31, 1993, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

As of December 31, 1993 and 1992, the Company has also entered into certain forward currency exchange contracts, the fair values of which are not material to the consolidated financial statements.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


19.  Contingent Liabilities

ASBESTOS LIABILITIES
- --------------------

The Company is a co-defendant with other former manufacturers, distributors and installers of products containing asbestos and with miners and suppliers of asbestos fibers (collectively, the Producers) in personal injury and property damage litigation. The personal injury claimants generally allege injuries to their health caused by inhalation of asbestos fibers from the Company's products. Most of the claimants seek punitive damages as well as compensatory damages. The property damage claims generally allege property damage to school, public and commercial buildings resulting from the presence of products containing asbestos. Virtually all of the asbestos-related lawsuits against the Company arise out of its manufacture, distribution, sale or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture of which was discontinued in 1972.

Status
- ------

As of December 31, 1993, approximately 97,800 asbestos personal injury claims were pending against the Company, 31,700 of which were received in 1993. The Company received approximately 26,600 such claims in 1992, and 20,900 in 1991.

Through December 31, 1993, the Company had resolved (by settlement or otherwise) approximately 120,700 asbestos personal injury claims, 22,300 of which were resolved in 1993. During 1991, 1992 and 1993, the Company resolved approximately 62,600 such claims and incurred total indemnity payments of $620 million (an average of less than $10,000 per case). As of December 31, 1993, the Company had agreed in principle to settle approximately 17,000 additional cases which will be processed and reflected in settlements during 1994 and future years. Although the precise amounts are subject to certain contingencies, the average payment in these additional cases is expected to be somewhat higher than the Company's settlement average for 1991 through 1993. The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; and whether the claim was resolved on an individual basis or as part of a group settlement.

The Company incurred defense costs of approximately $61 million in respect of asbestos personal injury claims in 1993.

PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


19.  Contingent Liabilities (Continued)

Insurance
- ---------

As of December 31, 1993, the Company had approximately $429 million in unexhausted products hazard coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. Of this amount, $144 million will not be available until the years 1996 through 2000 under an agreement with the carrier confirming such insurance. An additional $31 million (out of the $429 million coverage) is presently the subject of coverage litigation or alternate dispute resolution procedures. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

In addition, the Company has substantial unexhausted non-products coverage under such liability insurance policies; an as yet undetermined amount of such non-products coverage is expected to be available for payment of asbestos personal injury claims and associated defense fees and expenses. The Company has commenced arbitration with its primary level insurance carrier seeking to confirm the availability of certain of its non-products coverage for payment of certain asbestos personal injury liabilities, involving the activities of the Company's former insulation contracting business. The Company is seeking prompt rulings on the issues presented, and the arbitration agreement contemplates a schedule that would result in resolution (subject to appeal) no later than mid-1994. For purposes of calculating the amount of insurance applicable to asbestos liabilities, the Company has estimated its recoveries in respect of non-products coverage for claims received through 1999 at approximately $310 million, which represents the Company's best estimate of such recoveries for such claims. The Company cautions, however, that this coverage is unconfirmed and that the actual amounts recovered by the Company could, depending upon the outcome of the arbitration, be much higher or much lower.

Reserve
- -------

As a result of its pre-1992 charges for asbestos litigation, the Company had a reserve for asbestos claims, net of estimated insurance recoveries, of $892 million, $951 million, and $955 million (including $150 million, $51 million, and $5 million as the current portion of the liability net of estimated insurance recoveries) as of December 31, 1993, 1992, and 1991, respectively. This Reserve is intended to provide for the estimated indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received by the Company through the year 1999. As a result of the adoption of FIN 39 (see Summary of Significant Accounting Policies), the Reserve is no longer reported net of insurance recoveries in the consolidated financial statements. The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999, and its estimated insurance recoveries in respect of such claims, are reported separately.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


19.  Contingent Liabilities (Continued)

The Company notes, however, that recent case filing rates have been at historically high levels (approximately 26,600 new claims in 1992 and approximately 31,700 claims in 1993). Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in calculating the Company's reserve. The Company notes that the courts have treated unimpaired claims in very different ways. For example, the Circuit Court for Kanawha County, West Virginia has scheduled a consolidated trial in early 1994 of so-called common issues (including punitive damage issues) of several thousand asbestos personal injury claims (most of which appear to be unimpaired). On the other hand, the Pennsylvania Superior Court has recently held that asymptomatic asbestos-related pleural changes do not state a cause of action under Pennsylvania law; unless this ruling is overturned by the state Supreme Court, it is likely to result in large numbers of case dismissals in Pennsylvania (which has the largest backlog of asbestos claims of any state).

Moreover, certain of the Company's principal co-defendants, the 20 members of the Center for Claims Resolution, have entered into a proposed "global" settlement which would require future claimants to satisfy certain medical criteria indicative of significant asbestos-related impairment as a pre-condition to their eligibility for settlement payments. The Company is using similar criteria in the implementation of its own settlement and litigation strategy and is also seeking to require more careful proof than in the past that claimants had significant exposure to the Company's asbestos-containing product or operations. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its Reserve will be sufficient to provide for the uninsured costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company will continue to review the adequacy of its Reserve on a periodic basis and make such adjustments to the Reserve as may be appropriate.

The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $429 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Accordingly, the actual uninsured costs associated with asbestos personal injury claims received by the Company through 1999 may be higher or lower than those provided for by the Company's Reserve.

The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


19.  Contingent Liabilities (Continued)

Cash Expenditures
- -----------------

The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate the Company's existing reserve (net of estimated insurance recoveries) of $892 million. They will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its insurance.

Management Opinion
- ------------------
Although any opinion is necessarily judgmental and must be based on information now known to the Company, in the opinion of management, the additional uninsured and unreserved costs which may arise out of pending personal injury and property damage asbestos claims and additional similar asbestos claims filed in the future will not have a materially adverse effect on the Company's financial position. While such additional uninsured and unreserved costs incurred in and after the year 2000 may be substantial over time, management believes that any such additional costs will not impair the ability of the Company to meet its obligations, to reinvest in its businesses or to take advantage of attractive opportunities for growth.

NON-ASBESTOS LIABILITIES
- ------------------------

In October 1991, the Company and certain of its officers and directors were named as defendants in a lawsuit captioned Gaetana Lavalle v. Owens-Corning Fiberglas Corporation, et al. in the United States District Court for the Northern District of Ohio. Lavalle purports to be a securities class action on behalf of all purchasers of the Company's common stock during the period November 1, 1988 through October 18, 1991. The complaint alleges that the Company's disclosures during the alleged class period contained material misstatements and omissions concerning its contingent liabilities for asbestos claims. The complaint seeks an unspecified amount of damages (including punitive damages) on the theory that such alleged misstatements and omissions artificially inflated the price of the Company's stock. Various other lawsuits and claims arising in the normal course of business are pending against the Company, some of which allege substantial damages. Management believes that the outcome of these lawsuits and claims will not have a materially adverse effect on the Company's financial position or results of operations.
PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


20.  Quarterly Financial Information (Unaudited)

                                                           Quarter
                                           -------------------------------------
                                              First     Second     Third    Fourth
                                            -------    -------   -------   -------
                                        (In millions of dollars, except share data)

     1993
     ----

     Net sales                              $   651    $   754   $   785   $   754

       Cost of sales                            516        586       613       578
                                            -------    -------   -------   -------

     Gross margin                           $   135    $   168   $   172   $   176
                                            =======    =======   =======   =======

     Income before cumulative effect
       of accounting change                 $    (9)   $    33   $    48   $    33

     Cumulative effect of accounting
       change for income taxes (Note 4)          26          -         -         -
                                            -------    -------   -------   -------

     Net income                             $    17    $    33   $    48   $    33
                                            =======    =======   =======   =======


     Net income per share:

       Primary
         Income before cumulative effect
           of accounting change             $  (.20)   $   .76   $  1.09   $   .75

         Cumulative effect of accounting
           change for income taxes              .60          -         -         -
                                            -------    -------   -------   -------

         Net income per share               $   .40    $   .76   $  1.09   $   .75
                                            =======    =======   =======   =======

       Fully diluted
         Income before cumulative effect
           of accounting change             $  (.13)   $   .71   $  1.01   $   .70

         Cumulative effect of accounting
           change for income taxes              .53          -         -         -
                                            -------    -------   -------   -------

         Net income per share               $   .40    $   .71   $  1.01   $   .70
                                            =======    =======   =======   =======

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


20.  Quarterly Financial Information (Unaudited) (Continued)

                                                           Quarter
                                           -------------------------------------
                                              First     Second     Third    Fourth
                                            -------    -------   -------   -------
                                        (In millions of dollars, except share data)

     1992
     ----
     Net sales                              $   626    $   732   $   786   $   734

       Cost of sales                            496        576       613       576
                                            -------    -------   -------   -------

     Gross margin                           $   130    $   156   $   173   $   158
                                            =======    =======   =======   =======

     Income before extraordinary items      $     6    $    22   $    32   $    12

     Extraordinary items                          -         (1)        -         2
                                            -------    -------   -------   -------

     Net income                             $     6    $    21   $    32   $    14
                                            =======    =======   =======   =======


     Net income per share:

       Primary
         Income before extraordinary items  $   .13    $   .52   $   .75   $   .30

         Extraordinary items                      -       (.03)        -       .03
                                            -------    -------   -------   -------

         Net income per share               $   .13    $   .49   $   .75   $   .33
                                            =======    =======   =======   =======

       Fully diluted
         Income before extraordinary items  $   .13    $   .51   $   .71   $   .30

         Extraordinary items                      -       (.03)        -       .03
                                            -------    -------   -------   -------

         Net income per share               $   .13    $   .48   $   .71   $   .33
                                            =======    =======   =======   =======

Net income per share and primary and fully diluted weighted average shares are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the per share total for the year.
PAGE

                   INDEX TO FINANCIAL STATEMENT SCHEDULES
                  --------------------------------------


Number    Description                                               Page
- ------    -----------                                               ----

II        Amounts Receivable from Related Parties and                 61
          Underwriters, Promoters, and Employees Other
          Than Related Parties as of December 31, 1993

V         Property, Plant, and Equipment - for the years              62
          ended December 31, 1993, 1992 and 1991

VI        Accumulated Depreciation and Amortization of                63
          Property, Plant, and Equipment - for the years
          ended December 31, 1993, 1992 and 1991

VII       Guarantees of Securities of Other Issuers                   64
          as of December 31, 1993

VIII      Valuation and Qualifying Accounts and Reserves -            65
          for the years ended December 31, 1993, 1992 and 1991

IX        Short-Term Borrowings - for the years ended                 66
          December 31, 1993, 1992 and 1991

X         Supplementary Income Statement Information - for the        67
          years ended December 31, 1993, 1992 and 1991
PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

                           PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                         AS OF DECEMBER 31, 1993


Column A                 Column B         Column C                 Column D              Column E

                                                                                      Balance at End
                                                                                          of Period
                                                                  Deductions          --------------
                                                                  ----------
                        Balance at                                        Amounts
                        Beginning                             Amounts     Written                Not
Name of Debtor          of Period         Additions          Collected      Off       Current  Current
- --------------          ----------        ---------          ---------     --------   -------  -------
                                                     (In thousands of dollars)

Owens-Corning
  Eternit Rohre GmbH(1)     -               $532                -             -         -       $532


(1)  In November 1993, the Company made a loan of 900,000 Deutsche marks
     (532,000 U. S. dollars at December 31, 1993) to Owens-Corning Eternit
     Rohre GmbH, its 50% owned German affiliate. Such loan was evidenced by a promissory note which bears interest at a rate of 5.50% per year, payable annually. This instrument matures in November 1998, at which time the outstanding balance becomes due and payable.

PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                               SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



Column A                       Column B          Column C      Column D       Column E         Column F

                              Balance at                                       Other           Balance
                               Beginning        Additions    Retirements      Changes -         at End
Classification                 of Period         at Cost       or Sales     Add (Deduct)      of Period
- --------------                -----------       ---------    -----------    ------------      ---------

FOR THE YEAR ENDED DECEMBER 31, 1993:
     Land                          $   46          $    -         $   (1)         $   (1)        $   44
     Buildings and leasehold
          improvements                549              23             (5)             (8)           559
     Machinery and equipment        1,886             131            (27)            (12)         1,978
     Construction in progress          79              10              -              (1)            88
                                   ------          ------         ------          ------         ------

                                   $2,560          $  164         $  (33)         $ (22)(A)     $ 2,669
                                  =======         =======        =======         =======        =======

FOR THE YEAR ENDED DECEMBER 31, 1992:
     Land                         $    51         $     -        $    (4)       $     (1)       $    46
     Buildings and leasehold
          improvements                555              10            (15)             (1)           549
     Machinery and
          equipment                 1,880              82            (65)            (11)         1,886
     Construction in progress          41              38              -               -             79
                                   ------          ------         ------          ------         ------

                                   $2,527          $  130         $  (84)         $  (13)(B)     $2,560
                                   ======          ======         ======          ======         ======

FOR THE YEAR ENDED DECEMBER 31, 1991
     Land                          $   52          $    -         $    -          $   (1)        $   51
     Buildings and leasehold
          improvements                545              18             (4)             (4)           555
     Machinery and equipment        1,838              97            (47)             (8)         1,880
     Construction in progress          60             (19)             -               -             41
                                   ------          ------         ------          ------         ------

                                   $2,495          $   96         $  (51)         $  (13)(C)     $2,527
                                   ======          ======         ======          ======         ======

Notes:
(A) Includes a $39 million deduction for FASB Statement 52 translation adjustments and a $17 million addition for FASB Statement 109 deferred tax adjustments.

(B) Includes a $13 million deduction for FASB Statement 52 translation adjustments.

(C) Includes a $13 million deduction for FASB Statement 52 translation adjustments.

PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                         SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION

                                    OF PROPERTY, PLANT, AND EQUIPMENT

                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



Column A                       Column B          Column C      Column D        Column E        Column F

                              Balance at        Additions                      Other           Balance
                               Beginning         Charged     Retirements      Changes -         at End
Classification                 of Period         to Cost       or Sales     Add (Deduct)      of Period
- --------------                -----------       ---------    -----------    ------------      ---------

FOR THE YEAR ENDED DECEMBER 31, 1993:
     Land                          $    -          $    -         $    -         $     -         $    -
     Buildings and leasehold
       improvements                   350              17             (3)             (4)           360
     Machinery and equipment        1,364              88            (22)            (15)         1,415
                                   ------          ------         ------          ------         ------

                                   $1,714          $  105         $  (25)         $  (19)(A)     $1,775
                                   ======          ======         ======          ======         ======

FOR THE YEAR ENDED DECEMBER 31, 1992:
     Land                          $    -          $    -         $    -          $    -         $    -
     Buildings and leasehold
       improvements                   317              18            (11)             26            350
     Machinery and equipment        1,340             105            (61)            (20)         1,364
                                   ------          ------         ------          ------         ------

                                   $1,657          $  123         $  (72)         $    6(B)      $1,714
                                   ======          ======         ======          ======         ======

FOR THE YEAR ENDED DECEMBER 31, 1991
     Land                          $    -          $    -         $    -          $    -         $    -
     Buildings and leasehold
       improvements                   302              18             (3)              -            317
     Machinery and equipment        1,261             114            (42)              7          1,340
                                   ------          ------         ------          ------         ------

                                   $1,563          $  132         $  (45)         $    7(C)      $1,657
                                   ======          ======         ======          ======         ======


Notes:
(A) Includes a $22 million deduction for FASB Statement 52 translation adjustments and a $3 million addition for the write down of fixed assets to their realizable value.

(B) Includes a $6 million addition for FASB Statement 52 translation adjustments.

(C) Includes a $7 million deduction for FASB Statement 52 translation adjustments and a $14 million addition for write down of Fiberglas Canada Inc. fixed assets to their realizable value.

PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                        SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS

                                         AS OF DECEMBER 31, 1993


     Column A                               Column B              Column C              Column D

  Name of Issuer of
Securities Guaranteed                    Title of Issue         Total Amount
 By Person for Which                   of Each Class of        Guaranteed and
 Statement is Filed                 Securities Guaranteed     Outstanding (3)      Nature of Guarantee
- ---------------------               ---------------------     ---------------      -------------------
                                                              (In millions
                                                               of dollars)

Knytex Company, L.L.C. (1)              Bank Loans                 $   6        Principal and Interest

Lucky Owens-Corning Corp. (2)           Bank Loans                    21        Principal and Interest


(1)  50% owned affiliate in the United States

(2)  30% owned affiliate in Korea

(3) This represents the Company's portion of the outstanding loans, none of which were in default.

PAGE

                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 AS OF DECEMBER 31, 1993, 1992 AND 1991




Column A                        Column B                Column C               Column D       Column E

                                                        Additions
                                              --------------------------
                                                   (1)            (2)
                               Balance at      Charged to     Charged to                       Balance
                                Beginning      Costs and         Other                          at End
Classification                  of Period       Expenses       Accounts       Deductions      of Period
- --------------                 ----------      ----------     ----------      ----------      ---------
                                                (In millions of dollars)

FOR THE YEAR ENDED DECEMBER 31, 1993:
     Allowance deducted from asset
       to which it applies -
       Doubtful Accounts           $   20          $    1        $     -          $    5(A)      $   16
       Deferred taxes                  33(C)            7              -               -             40
     Shown separately -
       Rebuilding furnaces            124              17              -              17(B)         124


FOR THE YEAR ENDED DECEMBER 31, 1992:
     Allowance deducted from asset
       to which it applies -
       Doubtful Accounts           $   18          $   11        $     -          $    9(A)      $   20
     Shown separately -
       Rebuilding furnaces            113              27              -              16(B)         124


FOR THE YEAR ENDED DECEMBER 31, 1991:
     Allowance deducted from asset
       to which it applies -
       Doubtful Accounts           $   15          $   15        $     -          $   12(A)      $   18
     Shown separately -
       Rebuilding furnaces            105              28              -              20(B)         113

Notes:
(A)  Uncollectible accounts written off, net of recoveries.

(B)  Expenditures for purposes for which reserve was created.

(C) Balance of deferred tax asset valuation allowance on January 1, 1993 after adoption of FASB Statement No. 109, "Accounting for Income Taxes."

PAGE


                          OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                   SCHEDULE IX - SHORT-TERM BORROWINGS

                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


Column A                         Column B        Column C      Column D        Column E       Column F

                                                               Maximum         Average        Weighted
                                                 Weighted       Amount          Amount        Average
                               Balance at        Average     Outstanding     Outstanding      Interest
Category of Aggregate             End            Interest       During          During      Rate During
Short-Term Borrowings          of Period           Rate       the Period      the Period     the Period
- ---------------------          ----------        --------    -----------     -----------    -----------
                                                 (In millions of dollars, except percent data)
FOR THE YEAR ENDED DECEMBER 31, 1993:
     Short-Term Notes
     Payable                       $   77            6.6%         $   77          $   63           9.3%


FOR THE YEAR ENDED DECEMBER 31, 1992:
     Short-Term Notes
     Payable                       $   56            8.8%         $   81          $   39          14.7%


FOR THE YEAR ENDED DECEMBER 31, 1991
     Short-Term Notes
     Payable                       $    6           11.5%         $  175          $   70          10.5%



Column E - The average amount outstanding during the period is calculated by using month end balances.

Column F - Weighted average interest rate during the period is calculated by dividing the sum of interest expense by the aggregate of the principal amounts, factored by the time outstanding.

PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



Column A                                         Column B
                                        Charged to Costs and Expenses
                                   -------------------------------------
Description                         1993            1992           1991
- -----------                        ------          ------         ------
                                            (In millions of dollars)

Maintenance and repairs            $  215          $  218         $  198

Provision for depreciation and
  amortization of plant
  and equipment                       105             123            132

Taxes, other than income taxes -
  Social security taxes                74              72             71
  Other taxes                          27              29             28

PAGE

                                EXHIBIT INDEX

Exhibit
Number                       Document Description
- -------                      --------------------

(3)            Articles of Incorporation and By-Laws.

               Certificate of Incorporation of Owens-Corning Fiberglas Corporation, as amended (incorporated herein by reference to Exhibit (3) to the Company's annual report on Form 10-K for
               1986).

               By-Laws of Owens-Corning Fiberglas Corporation, as amended (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1988).

(4)            Instruments Defining the Rights of Security Holders,
               Including Indentures.

               Credit Agreement, dated as of November 2, 1993, among Owens-Corning Fiberglas Corporation, the Banks listed on Annex A thereto, and Credit Suisse, as Agent for the Banks (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

               Form of Indenture between Owens-Corning Fiberglas Corporation and The Bank of New York, as Trustee, relating to the Company's 8-7/8% Debentures due 2002 and 9-3/8% Debentures due 2012 (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-3 (Registration No. 33-46849)) and related forms of such Debentures (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992).

               The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.


(10)           Material Contracts.

               Credit Agreement, dated as of November 2, 1993, among Owens-Corning Fiberglas Corporation, the Banks listed on Annex A thereto, and Credit Suisse, as Agent for the Banks (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

               Rights Agreement, dated as of December 18, 1986, between Owens-Corning Fiberglas Corporation and Manufacturers Hanover Trust Company, as Rights Agent, including, as Exhibit B of such Rights Agreement, the form of Right Certificate (incorporated herein by reference to Exhibits 1 and 2 to the Company's Registration Statement on Form 8-A, dated December 23, 1986).
PAGE

                                EXHIBIT INDEX

Exhibit
Number                       Document Description
- -------                      --------------------


               * 1994 Corporate Incentive Plan - General Terms (filed herewith).

               * Agreement, dated February 11, 1994, with Larry T. Solari (filed herewith).

               *   Owens-Corning Fiberglas Corporation Director's
                   Charitable Award Program (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
                   1993).

               *   Owens-Corning Fiberglas Corporation Executive
                   Supplemental Benefit Plan, as amended (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1993).

               * Employment Agreement, dated as of December 15, 1991, with Glen H. Hiner (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1991), as amended by First Amending Agreement made as of April 1, 1992 (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992).

               * Owens-Corning Fiberglas Corporation Stock Performance Incentive Plan (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992).

               * Owens-Corning Fiberglas Corporation 1987 Stock Plan for Directors, as amended (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1992).

               * Form of Key Management Severance Benefits Agreement (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1991).

               * Consulting Agreement, dated September 27, 1990, with William W. Boeschenstein (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1990).

               * Owens-Corning Fiberglas Corporation 1986 Equity Partnership Plan, as amended (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended March 31,
                   1988), as amended by Amendment 1 thereto (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989), by Amendment 2 thereto (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for PAGE

                                EXHIBIT INDEX

Exhibit
Number                       Document Description
- -------                      --------------------


                   1989) and by Amendment 3 thereto (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1990).

                   The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1989:

               *   -   Pension Agreement, dated April 16, 1984, with
                       William W. Colville.

               *   -   Form of Directors' Indemnification Agreement.


               The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1987:

               *   -   Owens-Corning Fiberglas Corporation Officers
                       Deferred Compensation Plan.

               *   -   Owens-Corning Fiberglas Corporation Deferred
                       Compensation Plan for Directors, as amended.

(11) Statement re Computation of Per Share Earnings (filed herewith).

(21) Subsidiaries of Owens-Corning Fiberglas Corporation (filed herewith).

(23)           Consent of Arthur Andersen & Co. (filed herewith).


* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
PAGE