Form 10-Q
period 1994-03-31
OWENS CORNING FIBERGLAS CORP
filed 1994-05-12
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




                For the Quarterly Period Ended March 31, 1994

                         Commission File No. 1-3660




                     Owens-Corning Fiberglas Corporation



                    Fiberglas Tower, Toledo, Ohio  43659



                         Telephone No. (419)248-8000


                           A Delaware Corporation



                I.R.S. Employer Identification No. 34-4323452




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes [ X ]         No [   ]

 Shares of common stock, par value $.10 per share, outstanding at April 30,
1994

                                 43,253,329
PAGE

                        PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME

                                                   Quarter Ended
                                                      March 31,
                                              --------------------

                                               1994            1993
                                               ----            ----
                                            (In millions of dollars
                                                except share data)


NET SALES                                  $    677        $    651

COST OF SALES                                   523             512
                                           --------        --------
    Gross margin                                154             139

OPERATING EXPENSES

    Marketing and administrative
     expenses                                    87              78
    Science and technology expenses              16              16
    Restructuring costs (Note 3)                 89              23
    Other (Note 3)                               29               2
                                           --------        --------
     Total operating expenses                   221             119
                                           --------        --------

INCOME (LOSS) FROM OPERATIONS                  (67)              20

Cost of borrowed funds                         (22)            (23)
                                           --------        --------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                 (89)             (3)

Provision (credit) for income taxes
  (Note 7)                                     (23)               7
                                           --------        --------
INCOME (LOSS) BEFORE EQUITY IN NET
  INCOME OF AFFILIATES                         (66)            (10)

Equity in net income (loss) of affiliates       (1)               1
                                           --------        --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                           (67)             (9)

Cumulative effect of accounting changes
  (Notes 4, 5, 6, and 7)                         85              26
                                           --------        --------

NET INCOME                                 $     18        $     17
                                           ========        ========


       The accompanying notes are an integral part of this statement.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                 (Continued)


                                                   Quarter Ended
                                                      March 31,
                                              --------------------

                                               1994            1993
                                               ----            ----
                                            (In millions of dollars
                                                except share data)



NET INCOME PER COMMON SHARE

  Primary:

    Income (loss) before cumulative
      effect of accounting changes          $ (1.52)       $   (.20)

    Cumulative effect of accounting
      changes                                  1.93             .60
                                           --------        --------
    Net income per share                   $    .41        $    .40
                                           ========        ========


  Assuming full dilution:

    Income (loss) before cumulative
      effect of accounting changes         $  (1.30)       $   (.13)

    Cumulative effect of accounting
      changes                                  1.70             .53
                                           --------        --------

    Net income per share                   $    .40        $    .40
                                           ========        ========


  Weighted average number of common shares outstanding and common equivalent shares during the period
    (in millions)

      Primary                                  43.8            43.4
      Assuming full dilution                   49.6            49.2


       The accompanying notes are an integral part of this statement.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET


                                          March 31,    December 31,
                                             1994          1993
                                           --------    ------------
                                            (In millions of dollars)

ASSETS

CURRENT
  Cash and cash equivalents                $      5        $      3
  Receivables                                   360             324
  Inventories (Note 9)                          260             221
  Deferred income taxes                         139             136
  Insurance for asbestos litigation
    claims - current portion (Note 11)          125             125
  Other current assets                           43              18
                                           --------        --------
        Total current                           932             827
                                           --------        --------

OTHER
  Goodwill                                       73              77
  Investments in affiliates                      60              63
  Deferred income taxes                         375             428
  Insurance for asbestos litigation
    claims (Note 11)                            629             643
  Other noncurrent assets                        70              81
                                           --------        --------
        Total other                           1,207           1,292
                                           --------        --------

PLANT AND EQUIPMENT, at cost
  Land                                           45              44
  Buildings and leasehold improvements          536             559
  Machinery and equipment                     2,041           1,978
  Construction in progress                      107              88
                                           --------        --------
                                              2,729           2,669
  Less--Accumulated depreciation
    (Notes 4 and 8)                          (1,769)         (1,775)
                                           --------        --------
        Net plant and equipment                 960             894
                                           --------        --------
TOTAL ASSETS                               $  3,099        $  3,013
                                           ========       =========


       The accompanying notes are an integral part of this statement.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                                 (Continued)

                                          March 31,    December 31,
                                             1994          1993
                                           --------    ------------
                                            (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued
    liabilities (Note 3)                   $    548        $    495
  Reserve for asbestos litigation
    claims - current portion (Note 11)          250             275
  Short-term debt                               119              77
  Long-term debt - current portion               27              29
                                           --------        --------
      Total current                             944             876
                                           --------        --------
LONG-TERM DEBT                                  973             898
                                           --------        --------

OTHER
  Reserve for asbestos litigation
    claims (Note 11)                          1,337           1,385
  Other employee benefits liability
    (Notes 5 and 6)                             389             346
  Reserve for rebuilding furnaces (Note 4)        -             124
  Pension plan liability                         79              78
  Other (Note 3)                                233             175
                                           --------        --------
      Total other                             2,038           2,108
                                           --------        --------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    8,000,000 shares, none outstanding
  Common stock, par value $.10 per share;
    authorized 100,000,000 shares; issued
    43.8 million shares at March 31, 1994,
    43.2 million shares at December 31, 1993      316           315
  Deficit                                    (1,154)         (1,171)
  Foreign currency translation adjustments       (2)              5
  Other                                         (16)            (18)
                                           --------        --------
      Total stockholders' equity               (856)           (869)
                                           --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $  3,099        $  3,013
                                           ========        ========


       The accompanying notes are an integral part of this statement.

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   Quarter Ended
                                                      March 31,
                                              --------------------

                                               1994            1993
                                               ----            ----
                                            (In millions of dollars
                                                  except share data)

NET CASH FLOW FROM OPERATIONS

  Net income                               $     18         $    17

  Reconciliation of net cash provided
    by operating activities:
    Noncash items:
      Cumulative effect of accounting
        changes                                 (85)            (26)
      Provision for depreciation,
        amortization, and rebuilding
        furnaces (Notes 4 and 8)                 27              36
      Provision for deferred income taxes        14               2
      Other                                       4               3
   (Increase) decrease in receivables           (34)            (35)
   (Increase) decrease in inventories           (39)            (29)
   Increase (decrease) in accounts payable
     and accrued liabilities                     36              72
   Proceeds from insurance for asbestos
     litigation claims                           14              78
   Payments for asbestos litigation claims      (73)           (107)
   Increase (decrease) in accrued income
     taxes                                      (25)             (4)
    Other                                        68              11
                                           --------        --------
      Net cash flow from operations             (75)             18
                                           --------        --------


NET CASH FLOW FROM INVESTING

  Additions to plant and equipment              (40)            (22)
  Other                                           1               2
                                           --------        --------
      Net cash flow from investing              (39)            (20)
                                           --------        --------


       The accompanying notes are an integral part of this statement.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Continued)

                                                   Quarter Ended
                                                      March 31,
                                              --------------------

                                               1994            1993
                                               ----            ----
                                            (In millions of dollars
                                                  except share data)

NET CASH FLOW FROM FINANCING


  Net additions (reductions) in
    long-term credit facilities            $     94        $      -
  Other reductions to long-term debt            (20)             (3)
  Net increase (decrease) in
    short-term debt                              41               -
  Other                                           1               4
                                           --------        --------
      Net cash flow from financing              116               1
                                           --------        --------

Net increase (decrease) in cash and
  cash equivalents                                2              (1)

Cash and cash equivalents at beginning
  of period                                       3               2
                                           --------        --------
Cash and cash equivalents at end of
  period                                   $      5        $      1
                                           ========        ========



       The accompanying notes are an integral part of this statement.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SEGMENTS                                      Quarter Ended
                                                      March 31,
                                              --------------------

                                               1994            1993
                                               ----            ----
BUSINESS SEGMENTS:                          (In millions of dollars
                                               except share data)

NET SALES
    Building Products                      $    425        $    411
    Industrial Materials                        252             240
                                           --------        --------
                                                677             651
                                           --------        --------

 Intersegment sales
    Building Products                             -               -
    Industrial Materials                         22              21
    Eliminations                                (22)            (21)
                                           --------        --------
                                                  -               -
                                           --------        --------
Consolidated net sales                     $    677        $    651
                                           ========        ========


INCOME FROM OPERATIONS
  Building Products                             (43)             18
  Industrial Materials                            5               5
  General corporate expense                     (29)             (3)
                                           --------        --------
    Income (loss) from operations               (67)             20

    Cost of borrowed funds                      (22)            (23)
                                           --------        --------
      Income (loss) before provision
        for income taxes                   $    (89)       $     (3)
                                           ========        ========



During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions (Note 3). The impact of this charge was to reduce income from operations for Building Products and Industrial Materials by $70 million and $22 million, respectively, and to increase general corporate expense by $25 million. Geographically, income from operations in the United States, Canada, and Europe and Other was reduced by $56 million, $23 million, and $13 million, respectively.

During the first quarter of 1993, the Company recorded a $23 million charge to reorganize its European operations, the full impact of which was reflected as a reduction to income from operations for the Industrial Materials segment (Note 3).

PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


(1)  SEGMENTS (CONTINUED)                          Quarter Ended
                                                      March 31,
                                              --------------------

                                               1994            1993
                                               ----            ----
                                            (In millions of dollars
GEOGRAPHIC SEGMENTS:                            except share data)


NET SALES
    United States                          $    530        $    483
    Europe and other                            109             125
    Canada                                       38              43
                                           --------        --------
                                                677             651
                                           --------        --------

  Intersegment sales
    United States                                10              12
    Europe and other                             10               1
    Canada                                       19              12
    Eliminations                                (39)            (25)
                                           --------        --------
                                                  -               -
                                           --------        --------
      Consolidated net sales               $    677        $    651
                                           ========        ========


INCOME FROM OPERATIONS
  United States                            $     (7)       $     42
  Europe and other                              (10)            (18)
  Canada                                        (21)             (1)
  General corporate expense                     (29)             (3)
                                           --------        --------
    Income (loss) from operations               (67)             20

  Cost of borrowed funds                        (22)            (23)
                                           --------        --------

    Income (loss) before provision
      for income taxes                     $    (89)       $     (3)
                                           ========        ========
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

(2)  GENERAL

     The financial statements included in this Report are condensed and unaudited, pursuant to certain Rules and Regulations of the Securities and Exchange Commission, but include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year.

     In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company's 1993 Annual Report on Form l0-K, as filed with the Securities and Exchange Commission.


(3)  RESTRUCTURING OF OPERATIONS AND OTHER INITIATIVES

     During the first quarter of 1994, the Company recorded a $117 million pretax charge, or $1.93 per share, for productivity initiatives and other actions aimed at reducing costs and enhancing the Company's speed, focus, and efficiency. This $117 million pretax charge is comprised of an $89 million charge associated with the restructuring of the Company's business segments during the first quarter, as well as a $28 million charge, primarily composed of final costs associated with the administration of the Company's former commercial roofing business. The components of the $89 million restructure charge include: $48 million for personnel reductions, $22 million for divestiture of non-strategic businesses and facilities, $16 million for business realignments, and $3 million for other actions.

     In the first quarter of 1993, the Company recorded a $23 million charge to reorganize its European operations. This charge included $17 million for personnel reductions and $6 million for the writedown of fixed assets.


(4)  GLASS-MELTING FURNACE REBUILDS

     Effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass-melting furnaces.
          Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces. Previously, the Company established a reserve for the future rebuilding costs of its glass-melting furnaces through a charge to earnings between dates of rebuilds. The change to the capital method provides a more appropriate measure of the Company's capital investment and is consistent with industry practice. The cumulative effect of this change in accounting method was an increase to earnings of $123 million, or $2.80 per share, net of related income taxes of $54 million. The effect of this change in accounting method was to increase depreciation expense and eliminate furnace rebuild provision. The pro forma effect of this change was not material to net income during the first quarter of 1993.
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


(5)  POSTEMPLOYMENT BENEFITS

     Effective January 1, 1994, the Company adopted Financial Accounting
          Standards Board Statement No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires the Company to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. The cumulative effect of the adoption of this standard was an undiscounted charge of $28 million, or $.64 per share, net of related income taxes of $18 million.


(6)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Effective January 1, 1994, the Company adopted Financial Accounting
          Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its non-U.S. plans. The cumulative effect of the adoption of this standard was a charge of $10 million, or $.23 per share. (The Company adopted Statement No. 106 for its U.S. plans effective January 1, 1991.)


(7)  INCOME TAXES

     Effective January 1, 1993, the Company adopted Financial Accounting
          Standards Board Statement No. 109, "Accounting for Income Taxes." Statement No. 109 changes the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities. The cumulative effect of adopting the standard increased earnings by $26 million as of January 1, 1993.

     The reconciliation between the U.S. federal statutory rate and the Company's consolidated effective income tax rate is:

                                                Quarter Ended
                                                  March 31,
                                              ----------------
                                                1994      1993
                                                ----      ----

               U. S. federal statutory rate      (35)%     (34)%
               Operating losses of foreign
                 subsidiaries                     14       329
               Difference between foreign
                 tax rates
                 and U.S. statutory rate          (1)      (11)
               Provision for taxes on
                 undistributed
                 earnings of foreign
                 subsidiaries                      -       (92)
               State and local income taxes       (2)       17
               Other                              (2)       (1)
                                              ------    ------
               Effective tax rate                (26)%     208%
                                              ======    ======
PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


(8)  DEPRECIATION OF PLANT AND EQUIPMENT

     Effective April 1, 1993, the Company extended the estimated useful lives of certain categories of plant and equipment. The effect of this change in estimate reduced depreciation expense for the quarter ended March 31, 1994 by $5 million compared to the prior year's first quarter and increased income before cumulative effect of accounting changes by $3 million, or $.07 per share.


(9)  INVENTORIES

     Inventories are summarized as follows:

                                 March 31, 1994    December 31, 1993
                                      (In millions of dollars)

    Finished goods                  $      236      $      195
    Materials and supplies                 116             117
                                    ----------      ----------
                                           352             312
    Less:  reduction to LIFO basis         (92)            (91)
                                    ----------      ----------
                                    $      260      $      221
                                    ==========      ==========

     Approximately $115 million and $87 million of net inventories were valued using the LIFO method at March 31, 1994 and December 31, 1993, respectively.


(10) CONSOLIDATED STATEMENT OF CASH FLOWS

     Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:

                                                Quarter Ended
                                                  March 31,
                                              ---------------
                                              1994      1993
                                              ----      ----
                                          (In millions of dollars)

     Income taxes                             $   (7)   $    8
     Cost of borrowed funds                        7         8

PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

(11) CONTINGENT LIABILITIES

     ASBESTOS LIABILITIES
     --------------------

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

     Status
     ------

     As of March 31, 1994, approximately 98,900 asbestos personal injury claims were pending against the Company, 5,500 of which were received in the first quarter of 1994. The Company received approximately 31,700 such claims in 1993, and 26,600 in 1992.

     Through March 31, 1994, the Company had resolved (by settlement or otherwise) approximately 125,200 asbestos personal injury claims. During 1992, 1993 and 1994 the Company resolved approximately 52,500 such claims and incurred total indemnity payments of $535 million (an average of about $10,000 per case). The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; and whether the claim was resolved on an individual basis or as part of a group settlement.

     Insurance
     ---------

     As of March 31, 1994, the Company had approximately $415 million in unexhausted products hazard coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. Of this amount, $144 million will not be available until the years 1996 through 2000 under an agreement with the carrier confirming such insurance. An additional $53 million (out of the $415 million coverage) is presently the subject of coverage litigation or alternate dispute resolution procedures. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

(11) CONTINGENT LIABILITIES (CONTINUED)

     In addition, the Company has substantial unexhausted non-products coverage under such liability insurance policies; an as yet undetermined amount of such non-products coverage is expected to be available for payment of asbestos personal injury claims and associated defense fees and expenses. The Company has commenced arbitration with its primary level insurance carrier seeking to confirm the availability of certain of its non-products coverage for payment of certain asbestos personal injury liabilities, involving the activities of the Company's former insulation contracting business. The Company is seeking prompt rulings on the issues presented, and the arbitration agreement contemplates a schedule that would result in resolution (subject to appeal) in 1994. For purposes of calculating the amount of insurance applicable to asbestos liabilities, the Company has estimated its recoveries in respect of non-products coverage for claims received through 1999 at approximately $310 million, which represents the Company's best estimate of such recoveries for such claims. The Company cautions, however, that this coverage is unconfirmed and that the actual amounts recovered by the Company could, depending upon the outcome of the arbitration, be much higher or much lower.

     Reserve
     -------
     The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999 (the "Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:


                                       Asbestos Litigation Claims
                                       --------------------------
                                   March 31, 1994       December 31, 1993
                                   --------------     -----------------
                                         (In millions of dollars)

           Reserve for asbestos litigation claims
           --------------------------------------

             Current                    $  250            $  275
             Other                       1,337             1,385
                                        ------            ------
               Total Reserve             1,587             1,660

           Insurance for asbestos litigation claims
           ----------------------------------------

             Current                       125               125
             Other                         629               643
                                        ------            ------
               Total Insurance             754               768

             Net Asbestos Liability     $  833            $  892
                                        ======            ======

PAGE

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

(11) CONTINGENT LIABILITIES (CONTINUED)

     Recent case filing rates have been at historically high levels
          (approximately 26,600 new claims in 1992 and approximately 31,700 claims in 1993). Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in estimating the Company's asbestos Liabilities.

     Certain of the Company's principal co-defendants, the 20 members of the Center for Claims Resolution, have entered into a proposed "global" settlement which would require future claimants to satisfy certain medical criteria indicative of significant asbestos-related impairment as a pre-condition to their eligibility for settlement payments. The Company is using similar criteria in the implementation of its own settlement and litigation strategy and is also seeking to require more careful proof than in the past that claimants had significant exposure to the Company's asbestos-containing product or operations. The Company notes, however, that the courts have treated unimpaired claims in very different ways. For example, the Circuit Court for Kanawha County, West Virginia began a consolidated trial in 1994 of so-called common issues (including punitive damage issues) of several thousand asbestos personal injury claims (most of which appear to be unimpaired). On the other hand, the Pennsylvania Superior Court has recently held that asymptomatic asbestos-related pleural changes do not state a cause of action under Pennsylvania law; unless this ruling is overturned by the state Supreme Court, it is likely to result in large numbers of case dismissals in Pennsylvania.

     The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $415 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company has reviewed and will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.

     The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.

            OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

(11) CONTINGENT LIABILITIES (CONTINUED)


     Cash Expenditures
     -----------------

     The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate $833 million, the Company's Liabilities, net of Insurance. They will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its Insurance.

     Management Opinion
     ------------------

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

     NON-ASBESTOS LIABILITIES
     ------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income from ongoing operations for the first quarter of 1994 before special items was $18 million, or $.41 per share, an increase of 24% per share compared to $14 million, or $.33 per share, in the first quarter of 1993. The special items include an after-tax gain of $123 million, or $2.80 per share, reflecting a change to the capital method of accounting for the rebuilding of glass melting facilities; an after-tax charge of $85 million, or $1.93 per share, for productivity initiatives and other actions; a non-cash, after-tax charge of $10 million, or $.23 per share, to reflect adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), for plans outside the United States; and a non-cash, after-tax charge of $28 million, or $.64 per share, to reflect adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). Net income after special items was $18 million, or $.41 per share, compared to $17 million, or $.40 per share, for the first quarter of 1993. First quarter 1993 results include a credit of $26 million, or $.60 per share, for the cumulative effect of adopting the new accounting standard for income taxes (SFAS No. 109), and a one-time charge of $23 million, or $.53 per share, for actions taken to restructure the Company's business in Europe.

Net sales for the first quarter of 1994 were $677 million, an increase of 4% from $651 million a year ago.

The Building Products segment benefitted from an 11% increase in North American insulation sales, partially offset by a decline in residential roofing sales compared to the prior year's quarter, as sales in early 1993 benefitted from the rebuilding from storms in Florida, Louisiana and Texas whereas severe weather conditions across the United States adversely impacted sales in the first two months of 1994.

In January 1994, the Company exchanged its commercial roofing business for Schuller International's residential roofing business. This transaction tripled the Company's capacity to produce high-style laminated shingles.

In the Composites business, demand for reinforcements during the first quarter was strong and exceeded capacity in the Company's North American facilities. As a result, the Company continued to import product from its worldwide operations at an added cost. The Company is meeting that demand with the April 1994 reactivation of its Jackson, Tennessee plant, as well as by continuing to import products from other worldwide operations. Economic conditions in Europe remain weak with pricing pressures more than offsetting a modest increase in volume.

Productivity for the first quarter improved by 4%, despite the economic and pricing pressures in Europe. Operating expenses for the first quarter increased, primarily due to higher expenses for corporate administration. Gross margin for the first quarter of 1994 was 23%, compared to 21% for the prior year period, reflecting ongoing productivity improvements and cost reductions.

In the first quarter of 1994, the Company changed its method of accounting for the rebuilding of glass melting facilities resulting in an after-tax gain of $123 million, or $2.80 per share. In the past, a reserve for the estimated cost of furnace rebuilds was taken in advance. Now the cost will be capitalized when incurred and depreciated over the useful lives of the facilities. Owens-Corning is the last major glass manufacturer to switch to the capital method. Please see Note 4 to the Consolidated Financial Statements.

Late in the first quarter, the Company announced productivity initiatives and other actions aimed at reducing costs and enhancing its speed, focus and efficiency. The initiatives include eliminating over 350 positions worldwide, consolidating the corporate engineering and research and development functions at the Company's Science and Technology Center in Granville, Ohio, and the Company's field sales and

PAGE
administrative operations. Other actions include exiting 50-60 currently leased facilities, continuing the rationalization of the Company's worldwide product lines and manufacturing facilities, outsourcing various corporate activities, and exiting non-strategic businesses (including Resol (registered trademark) foam insulation in Canada). The pretax charge to expense for the productivity initiatives and other actions was $117 million, comprised of an $89 million charge associated with the restructure of the Company's businesses, as well as a $28 million charge primarily composed of final costs associated with the Company's former commercial roofing business. The components of the restructure charge include: $48 million for personnel reductions, $22 million for the divestiture of non-strategic businesses and facilities, $16 million for business realignments and $3 million for other
improvements.   These initiatives are expected to improve annual earnings per share by $.35 to $.40, beginning in 1995. Please see Notes 1 and 3 to the Consolidated Financial Statements.

Effective January 1, 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for non-U.S. plans and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of the portion for non-U.S. plans completes the adoption of SFAS No. 106. SFAS No. 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. As noted above, the cumulative effect of adopting SFAS No. 106 and SFAS No. 112 decreased earnings by $10 million, or $.23 per share, and $28 million, or $.64 per share, respectively, in the first quarter of 1994. Please see Notes 5 and 6 to the Consolidated Financial Statements.

The Company's cost of borrowed funds for the first quarter of 1994 was $1 million lower than during the corresponding quarter of the prior year due to lower interest rates during the quarter compared to a year ago.


LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was a negative $75 million for the first quarter, compared to $18 million for the prior year's first quarter. The decrease in cash flow is primarily due to an increase of $30 million in payments (net of insurance proceeds) for asbestos litigation claims and a smaller accounts payable increase compared to the prior year period. Net inventories increased from $221 million at year-end 1993 to $260 million at the end of the first quarter primarily due to anticipated demand for building products with the improving weather. Total receivables at March 31, 1994 were $360 million, $36 million higher than at year-end 1993 because of seasonally higher sales at the end of the first quarter.

At March 31, 1994, the Company's working capital was a negative $12 million and its current ratio was .99, compared to a negative $49 million and .94, respectively, at December 31, 1993.

Total borrowings at March 31, 1994 were $115 million higher than at year-end 1993 primarily due to working capital requirements. At the end of the first quarter, the Company had unused lines of credit of $250 million available under long-term bank loan facilities and an additional $45 million available under short-term facilities, compared to $376 million and $64 million, respectively, at year-end 1993. The decline in unused available lines of credit reflects the Company's higher borrowings and a $29 million increase in outstanding letters of credit counted against the Company's long-term U.S. loan facility.

Capital spending for property, plant and equipment was $40 million during the first quarter. At the end of the quarter, approved capital projects, including furnace rebuilds, were $204 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Payments for asbestos litigation claims during the first quarter 1994, including $14 million in defense costs, were $73 million. Proceeds from insurance were $14 million. In the first quarter 1994, the Company received about 5,500 new asbestos personal injury cases and closed approximately 2,900 cases. Over the next twelve months, the Company's payments for asbestos litigation claims, including defense costs, are expected to be approximately $250 million and proceeds from insurance of $125 million are expected to be available to cover these costs. Please see Note 11 to the Consolidated Financial Statements.
PAGE

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the first quarter of 1994, the Company was designated as a PRP in such federal, state, local or private proceedings for one additional site. At March 31, 1994, a total of 40 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established reserves for its Superfund (and similar state, local and private action) contingent liabilities which are reflected in the financial statements. The Company believes these reserves are adequate to cover these liabilities and are not material to the financial position or results of operations of the Company. In addition, based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

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

                         PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See the paragraphs in Note 11, Contingent Liabilities, to the Consolidated Financial Statements above, which are incorporated here by reference.


ITEM 2.  CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended March 31, 1994.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended March 31, 1994 by the issuance or modification of any other class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended March 31, 1994, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended March 31, 1994, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended March 31, 1994.


ITEM 5.  OTHER INFORMATION

         The Company does not elect to report any information under this item.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              See Exhibit Index below, which is incorporated here by reference.

         (b)  Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.
PAGE

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OWENS-CORNING FIBERGLAS CORPORATION
                                            Registrant



Date May 12, 1994                     By /s/David W. Devonshire
     ------------
                                          -------------------------------
                                          David W. Devonshire
                                          Senior Vice President and Chief
                                          Financial Officer


Date May 12, 1994                         /s/Domenico Cecere
     ------------
                                          -------------------------------
                                          Domenico Cecere
                                          Vice President and Controller


PAGE

                                EXHIBIT INDEX


Exhibit
Number                       Document Description
- - -------                      --------------------

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

                  The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1993:

                  -  1994 Corporate Incentive Plan - General Terms.

                  -  Agreement, dated February 11, 1994, with Larry T.
                     Solari.

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



PAGE

                  Consulting Agreement, dated September 27, 1990, with William W. Boeschenstein (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1990).

                  Owens-Corning Fiberglas Corporation 1986 Equity Partnership Plan, as amended (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended March 31,
                  1988), as amended by Amendment 1 thereto
                  (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989), by Amendment 2 thereto (incorporated herein by reference to Exhibit
                  (10) to the Company's annual report on Form 10-K for
                  1989) and by Amendment 3 thereto (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1990).

           The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1989:

           -   Pension Agreement, dated April 16, 1984, with
               William W. Colville.

           -   Form of Directors' Indemnification Agreement.

           The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1987:

           -   Owens-Corning Fiberglas Corporation Officers
               Deferred Compensation Plan.

           -   Owens-Corning Fiberglas Corporation Deferred
               Compensation Plan for Directors, as amended.

(11) Statement re Computation of Per Share Earnings (filed herewith).

(18)       Letter re Change in Accounting Principles (filed herewith).

(99)       Additional Exhibits.

           Subsidiaries of Owens-Corning Fiberglas Corporation, as amended (filed herewith).