Form 10-Q
period 1994-06-30
OWENS CORNING FIBERGLAS CORP
filed 1994-08-12
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




               For the Quarterly Period Ended June 30, 1994

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


                          Yes [ X ]         No [   ]

     Shares of common stock, par value $.10 per share, outstanding at
                               July 31, 1994

                                43,662,236
PAGE

                       PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INCOME

                                            Quarter Ended  Six Months Ended
                                              June 30,         June 30,
                                            -------------   ---------------
                                            1994     1993     1994     1993
                                            ----     ----     ----     ----
                                 (In millions of dollars, except share data)
NET SALES                                $   852  $   754 $  1,529 $  1,405

COST OF SALES                                644      578    1,167    1,090
                                         -------  -------  -------  -------
  Gross margin                               208      176      362      315

OPERATING EXPENSES

  Marketing and administrative
    expenses                                  91       81      178      159
  Science and technology expenses             17       17       33       33
  Restructuring costs (Note 4)                 -        -       89       23
  Other (Note 4)                               5        5       34        7
                                         -------  -------  -------  -------
     Total operating expenses                113      103      334      222
                                         -------  -------  -------  -------

INCOME FROM OPERATIONS                        95       73       28       93

Cost of borrowed funds                       (23)     (22)     (45)     (45)
                                         -------  -------  -------  -------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                       72       51      (17)      48

Provision for income taxes (Note 8)           26       19        3       26
                                         -------  -------  -------  -------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
  OF AFFILIATES                               46       32      (20)      22

Equity in net income (loss) of affiliates     (1)       1       (2)       2
                                         -------  -------  -------   ------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                          45       33      (22)      24

Cumulative effect of accounting changes
  (Notes 5, 6, 7, and 8)                       -        -       85       26
                                         -------  -------  -------  -------
NET INCOME                              $     45 $     33 $     63 $     50
                                         =======  =======  =======  =======

      The accompanying notes are an integral part of this statement.

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INCOME
                                (Continued)

                                            Quarter Ended  Six Months Ended
                                              June 30,         June 30,
                                            -------------   ---------------
                                            1994     1993     1994     1993
                                            ----     ----     ----     ----
                                 (In millions of dollars, except share data)
NET INCOME PER COMMON SHARE

  Primary:

    Income (loss) before cumulative
      effect of accounting changes       $  1.03   $  .76  $  (.49)  $  .56

    Cumulative effect of accounting
      changes                                  -        -     1.93      .60
                                         -------  -------  -------   ------

    Net income per share                $   1.03 $    .76  $  1.44 $   1.16
                                         =======  =======  =======  =======


  Assuming full dilution:

    Income (loss) before cumulative
      effect of accounting changes      $    .95 $    .71 $   (.35)$    .58

    Cumulative effect of accounting
      changes                                  -        -     1.70      .53
                                         -------  -------  -------   ------

    Net income per share                $    .95  $   .71  $  1.35  $  1.11
                                         =======  =======  =======  =======


  Weighted average number of common
    shares outstanding and common
    equivalent shares during the
    period (in millions)

      Primary                               44.1     43.5     44.0     43.4
      Assuming full dilution                49.9     49.3     49.8     49.3

      The accompanying notes are an integral part of this statement.

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET


                                          June 30,   December 31,
                                            1994         1993
                                          --------   ------------
                                          (In millions of dollars)
ASSETS

CURRENT
  Cash and cash equivalents               $     15       $      3
  Receivables                                  447            324
  Inventories (Note 10)                        259            221
  Deferred income taxes                        141            136
  Insurance for asbestos litigation
    claims - current portion (Note 12)         175            125
  Other current assets                          30             18
                                           -------        -------
     Total current                           1,067            827
                                           -------        -------

OTHER
  Goodwill (Note 3)                            155             77
  Investments in affiliates                     59             63
  Deferred income taxes                        352            428
  Insurance for asbestos litigation
    claims (Note 12)                           565            643
  Other noncurrent assets                      106             81
                                           -------        -------
     Total other                             1,237          1,292
                                           -------        -------

PLANT AND EQUIPMENT, at cost
  Land                                          48             44
  Buildings and leasehold improvements         578            559
  Machinery and equipment                    2,126          1,978
  Construction in progress                     132             88
                                           -------        -------
                                             2,884          2,669
  Less--Accumulated depreciation
    (Notes 5 and 9)                         (1,800)        (1,775)
                                           -------        -------
     Net plant and equipment                 1,084            894
                                           -------        -------
TOTAL ASSETS                              $  3,388       $  3,013
                                           =======        =======


      The accompanying notes are an integral part of this statement.

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                                (Continued)

                                          June 30,   December 31,
                                            1994         1993
                                          --------   ------------
                                          (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued
    liabilities (Note 4)                  $    568       $    495
  Reserve for asbestos litigation
    claims - current portion (Note 12)         300            275
  Short-term debt (Note 3)                     186             77
  Long-term debt - current portion              28             29
                                           -------        -------
     Total current                           1,082            876
                                           -------        -------
LONG-TERM DEBT (Note 3)                      1,122            898
                                           -------        -------

OTHER
  Reserve for asbestos litigation
    claims (Note 12)                         1,248          1,385
  Other employee benefits liability
    (Notes 6 and 7)                            386            346
  Reserve for rebuilding furnaces
    (Note 5)                                     -            124
  Pension plan liability                        78             78
  Other (Note 4)                               250            175
                                           -------        -------
     Total other                             1,962          2,108
                                           -------        -------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    8,000,000 shares, none outstanding
  Common stock, par value $.10 per share;
    authorized 100,000,000 shares; issued
    43.7 million shares at June 30, 1994,
    43.2 million shares at December
    31, 1993                                   346            315
  Deficit                                   (1,109)        (1,171)
  Foreign currency translation adjustments       1              5
  Other                                        (16)           (18)
                                           -------        -------
     Total stockholders' equity               (778)          (869)
                                           -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $  3,388       $  3,013
                                           =======        =======

      The accompanying notes are an integral part of this statement.

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                            Quarter Ended  Six Months Ended
                                              June 30,         June 30,
                                            -------------   ---------------
                                            1994     1993     1994     1993
                                            ----     ----     ----     ----
                                 (In millions of dollars, except share data)
NET CASH FLOW FROM OPERATIONS

  Net income                            $     45 $     33 $     63 $     50

  Reconciliation of net cash provided
    by operating activities:
    Noncash items:
      Cumulative effect of accounting
        changes                                -        -      (85)     (26)
    Provision for depreciation,
      amortization, and rebuilding
      furnaces (Notes 5 and 9)                28       21       55       57
    Provision for deferred income taxes        7        -       21        2
    Other                                      1        2        5        5
  (Increase) decrease in receivables         (46)     (51)     (80)     (86)
  (Increase) decrease in inventories          24       23      (15)      (6)
  Increase (decrease) in accounts payable
    and accrued liabilities                  (29)      (8)       7       64
  Proceeds from insurance for asbestos
    litigation claims                         14       89       28      167
  Payments for asbestos litigation claims    (39)     (90)    (112)    (197)
  Increase (decrease) in accrued income
    taxes                                     15       (5)     (10)      (9)
  Other                                      (26)      (2)      42        9
                                         -------  -------  -------  -------
     Net cash flow from operations            (6)      12      (81)      30
                                         -------  -------  -------  -------


NET CASH FLOW FROM INVESTING

  Additions to plant and equipment           (64)     (43)    (104)     (65)
  Investment in subsidiaries, net of
    cash acquired (Note 3)                  (107)       -     (107)       -
  Other                                        1       (1)       2        1
                                         -------  -------  -------  -------
     Net cash flow from investing           (170)     (44)    (209)     (64)
                                         -------  -------  -------  -------

      The accompanying notes are an integral part of this statement.

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Continued)


                                            Quarter Ended  Six Months Ended
                                              June 30,         June 30,
                                            -------------   ---------------
                                            1994     1993     1994     1993
                                            ----     ----     ----     ----
                                 (In millions of dollars, except share data)
NET CASH FLOW FROM FINANCING

  Net additions to long-term credit
    facilities                          $    129  $    20  $   223 $     20
  Other reductions to long-term debt          (6)      (4)     (26)      (7)
  Net increase in short-term debt
    (Note 3)                                  60       14      101       14
  Other                                        3        3        4        7
                                         -------  -------  -------  -------
     Net cash flow from financing            186       33      302       34
                                         -------  -------  -------  -------

Net increase in cash and cash
  equivalents                                 10        1       12        -

Cash and cash equivalents at
  beginning of period                          5        1        3        2
                                         -------  -------  -------  -------
Cash and cash equivalents at end
  of period                              $    15  $     2  $    15  $     2
                                         =======  =======  =======  =======


      The accompanying notes are an integral part of this statement.

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SEGMENTS                                Quarter Ended  Six Months Ended
                                              June 30,         June 30,
                                            -------------   ---------------
                                            1994     1993     1994     1993
                                            ----     ----     ----     ----
BUSINESS SEGMENTS:                                  (In millions of dollars)
NET SALES
    Building Products                   $    572 $    496 $    997 $    907
    Industrial Materials                     280      258      532      498
                                         -------  -------  -------  -------
                                             852      754    1,529    1,405
                                         -------  -------  -------  -------

  Intersegment sales
    Building Products                          -        -        -        -
    Industrial Materials                      28       23       50       44
    Eliminations                             (28)     (23)     (50)     (44)
                                         -------  -------  -------  -------
                                               -        -        -        -
                                         -------  -------  -------  -------
      Consolidated net sales            $    852 $    754 $  1,529 $  1,405
                                         =======  =======  =======  =======


INCOME FROM OPERATIONS
    Building Products                         68       46       25       64
    Industrial Materials                      37       35       42       40
    General corporate expense                (10)      (8)     (39)     (11)
                                         -------  -------  -------  -------
      Income from operations                  95       73       28       93
                                         -------  -------  -------  -------
    Cost of borrowed funds                   (23)     (22)     (45)     (45)
                                         -------  -------  -------  -------
      Income (loss) before provision
        for income taxes                $     72 $     51  $   (17) $    48
                                         =======  =======  =======  =======

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


(1) SEGMENTS (Continued)                    Quarter Ended  Six Months Ended
                                              June 30,         June 30,
                                            -------------   ---------------
                                            1994     1993     1994     1993
                                            ----     ----     ----     ----
GEOGRAPHIC SEGMENTS:                                (In millions of dollars)
NET SALES
    United States                       $    660 $    576 $  1,190 $  1,059
    Europe and other                         134      128      243      253
    Canada                                    58       50       96       93
                                         -------  -------  -------  -------
                                             852      754    1,529    1,405
                                         -------  -------  -------  -------

  Intersegment sales
    United States                              9       11       19       23
    Europe and other                           7        2       15        3
    Canada                                    28       14       47       26
    Eliminations                             (44)     (27)     (81)     (52)
                                         -------  -------  -------  -------
                                               -        -        -        -
                                         -------  -------  -------  -------
       Consolidated net sales           $    852 $    754 $  1,529 $  1,405
                                         =======  =======  =======  =======


INCOME FROM OPERATIONS
    United States                       $     86 $     75 $     79 $    117
    Europe and other                           3        4       (7)     (14)
    Canada                                    16        2       (5)       1
    General corporate expense                (10)      (8)     (39)     (11)
                                         -------  -------  -------  -------
      Income from operations                  95       73       28       93

    Cost of borrowed funds                   (23)     (22)     (45)     (45)
                                         -------  -------  -------  -------
      Income (loss) before provision
        for income taxes                $     72 $     51 $    (17) $    48
                                         =======  =======  =======  =======

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions (Note 4). The impact of this charge was to reduce income from operations for Building Products and Industrial Materials by $70 million and $22 million, respectively, and to increase general corporate expense by $25 million. Geographically, income from operations in the United States, Canada, and Europe and Other was reduced by $56 million, $23 million, and $13 million, respectively.

During the first quarter of 1993, the Company recorded a $23 million charge to reorganize its European operations, the full impact of which was reflected as a reduction to income from operations for the Industrial Materials segment (Note 4).

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


(3) ACQUISITIONS

    On May 31, 1994, the Company acquired UC Industries, Inc. ("UCI"), a privately held foam board insulation manufacturer based in New Jersey. UCI began operations in 1977 and currently has two manufacturing facilities which are located in Ohio and Illinois.

    The purchase price of UCI, including possible subsequent contingent cash payments, was $44 million. This business combination was consummated by the exchange of 855,556 shares of the Company's common stock for all of the capital stock of UCI. Included in the $44 million purchase price was a $6 million cash payment to acquire the cash of UCI. The fair market value of the Company's shares on the date of acquisition was $27 million. Pursuant to the terms of the purchase agreement, additional cash consideration may be paid to UCI to the extent that the Company's stock has not achieved a certain market value for ten days during a specified period following the date of acquisition.

    On June 2, 1994, the Company acquired Pilkington Insulation Limited and
       Kitsons Insulation Products Limited (collectively, "Pilkington"), the United Kingdom-based insulation manufacturing and distribution businesses of the Pilkington Group. With two fiber glass insulation manufacturing facilities and one rock wool manufacturing facility, Pilkington Insulation Limited is the United Kingdom's largest manufacturer of fiber glass and rock wool insulation. Kitsons Insulation Products Limited is a major supplier of thermal and insulation products to the United Kingdom construction industry and is comprised of 14 distribution centers.

    The purchase price of Pilkington was $110 million and was financed with borrowings from the Company's newly established short-term bank credit facility. This credit facility has a 364-day term and carries an interest rate of 1/2 of 1 percent over the London Interbank Offered Rate (LIBOR). The rate of interest on borrowings under this facility was 5.125% at June 30, 1994.

    These acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of UCI and Pilkington have been included in the Company's consolidated financial statements subsequent to May 31, 1994 and June 2, 1994, respectively.
PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


(3) ACQUISITIONS (Continued)

    The purchase price allocations were based on preliminary estimates of
       fair market value and are subject to revision.   The estimated fair
       value of assets acquired from UCI, including goodwill of $29 million, was $68 million, and liabilities assumed, including $14 million in debt, totalled $24 million. The estimated fair value of assets acquired from Pilkington, including goodwill of $51 million, was $174 million, and liabilities assumed, including $7 million in debt, totalled $64 million. Goodwill is being amortized over 40 years on a straight-line basis.

    Based upon historical performance, UCI and Pilkington are expected to add approximately $125 million in post-acquisition sales for the Company during 1994. The pro forma effect of these acquisitions was not material to net income for the six months ended June 30, 1994 or 1993.


(4) RESTRUCTURING OF OPERATIONS AND OTHER INITIATIVES

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


(5) GLASS-MELTING FURNACE REBUILDS

    Effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass-melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces. Previously, the Company established a reserve for the future rebuilding costs of its glass-melting furnaces through a charge to earnings between dates of rebuilds. The change to the capital method provides a more appropriate measure of the Company's capital investment and is consistent with industry practice. The cumulative effect of this change in accounting method was an increase to earnings of $123 million, or $2.80 per share, net of related income taxes of $54 million. The effect of this change in accounting method was to increase depreciation expense and eliminate furnace rebuild provision. The pro forma effect of this change was not material to net income for the six months ended June 30, 1993.


PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


(6) POSTEMPLOYMENT BENEFITS

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


(7) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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


(8) INCOME TAXES

    Effective January 1, 1993, the Company adopted Financial Accounting
       Standards Board Statement No. 109, "Accounting for Income Taxes." Statement No. 109 changes the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities. The cumulative effect of adopting the standard increased earnings by $26 million as of January 1, 1993.

    The reconciliation between the U.S. federal statutory rate and the Company's consolidated effective income tax rate is:

                                            Quarter Ended  Six Months Ended
                                              June 30,         June 30,
                                            -------------   ---------------
                                            1994     1993     1994     1993
                                            ----     ----     ----     ----
        U. S. federal statutory rate          35%      34%     (35)%     34%
        Operating losses of foreign
          subsidiaries                        (3)      (1)      63       21
        Difference between foreign
          tax rates and U.S. statutory
          rate                                 2        2        4        1
        Provision for taxes on
          undistributed earnings of
          foreign subsidiaries                 -        -        -       (6)
        State and local income taxes           3        3        2        5
        Adjustment to valuation allowance     (7)       -      (28)       -
        Other                                  6        -       11        -
                                         -------  -------  -------  -------
        Effective tax rate                    36%      38%      17%      55%
                                         =======  =======  =======  =======

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)

(9) DEPRECIATION OF PLANT AND EQUIPMENT

    Effective April 1, 1993, the Company extended the estimated useful lives of certain categories of plant and equipment. The effect of this change in estimate was to reduce depreciation expense for the six months ended June 30, 1994 by $5 million compared to the prior year's first six months and to increase income before cumulative effect of accounting changes by $3 million, or $.07 per share.


(10)   INVENTORIES

    Inventories are summarized as follows:

                                          June 30,   December 31,
                                            1994         1993
                                          --------   ------------
                                         (In millions of dollars)

        Finished goods                    $    236       $    195
        Materials and supplies                 117            117
                                           -------        -------
                                               353            312
                                           -------        -------
        Less:  reduction to LIFO basis         (94)           (91)
                                           -------        -------
                                          $    259       $    221
                                           =======        =======

    Approximately $104 million and $87 million of net inventories were valued using the LIFO method at June 30, 1994 and December 31, 1993, respectively.


(11)   CONSOLIDATED STATEMENT OF CASH FLOWS

    Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:

                                            Quarter Ended  Six Months Ended
                                              June 30,         June 30,
                                            -------------   ---------------
                                            1994     1993     1994     1993
                                            ----     ----     ----     ----
            Income taxes                 $     1  $    19  $    (6) $    27
            Cost of borrowed funds            36       36       43       44

Supplemental Disclosure of Non-cash Investing Activities

    During the second quarter of 1994, the Company acquired UC Industries, Inc. for $44 million, including possible subsequent contingent cash payments. This acquisition was consummated by the exchange of 855,556 shares of the Company's common stock for all of the capital stock of UC Industries.

    Please see Note 3 to the Consolidated Financial Statements for further information on this acquisition.

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
(12)   CONTINGENT LIABILITIES

       ASBESTOS LIABILITIES

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

       Status

       As of June 30, 1994, approximately 98,300 asbestos personal injury claims were pending against the Company, 5,300 of which were received in the second quarter of 1994. The Company received approximately 31,700 such claims in 1993, and 26,600 in 1992.

       Through June 30, 1994, the Company had resolved (by settlement or otherwise) approximately 131,100 asbestos personal injury claims. During 1992, 1993 and the first two quarters of 1994, the Company resolved approximately 58,500 such claims and incurred total indemnity payments of $560 million (an average of about $10,000 per case). The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

       Certain of the Company's principal co-defendants, the 20 members of the Center for Claims Resolution, have entered into a proposed "global" settlement which would require future claimants to satisfy certain medical criteria indicative of significant asbestos-related impairment as a pre-condition to their eligibility for settlement payments. The Company is using similar criteria in the implementation of its own settlement and litigation strategy and is also seeking to require more careful proof than in the past that claimants had significant exposure to the Company's asbestos-containing product or operations. The Company believes that this strategy will reduce the overall cost of asbestos personal injury claims in the long run by channeling indemnity payments to claimants who can establish significant asbestos-related impairment and exposure to the Company's asbestos-containing product or operations and by substantially reducing indemnity payments to individuals who are unimpaired or who did not have significant such exposure. The Company's strategy has resulted in an increased level of trial activity and an increase in the number and amount of compensatory and punitive damage verdicts and judgments against the Company. This strategy may have the effect of increasing average per-case indemnity costs for claims resolved with payment, while also increasing the number of claims dismissed without payment.
PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
       Insurance

       As of June 30, 1994, the Company had approximately $401 million in unexhausted products hazard coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. Of this amount, $144 million will not be available until the years 1996 through 2000 under an agreement with the carrier confirming such insurance. An additional $48 million (out of the $401 million coverage) is presently the subject of coverage litigation or alternate dispute resolution procedures. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

       Reserve

       The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999 (the "Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:

                                       Asbestos Litigation Claims
                                       --------------------------
                                          June 30,   December 31,
                                            1994         1993
                                          --------   ------------
                                          (In millions of dollars)
        Reserve for asbestos litigation claims
        --------------------------------------

            Current                       $    300       $    275
            Other                            1,248          1,385
                                           -------        -------
              Total Reserve                  1,548          1,660

        Insurance for asbestos litigation claims
        ----------------------------------------

            Current                            175            125
            Other                              565            643
                                           -------        -------
              Total Insurance                  740            768

            Net Asbestos Liability        $    808       $    892
                                           =======        =======

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


    Case filing rates were at historically high levels in 1992 and 1993
       (approximately 26,600 new claims in 1992 and approximately 31,700 claims in 1993) and an additional 10,700 new claims were received during the first two quarters of 1994. Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in estimating the Company's asbestos Liabilities.

    The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $401 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company has reviewed and will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.

    The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.

    Cash Expenditures

    The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate $808 million, the Company's Liabilities, net of Insurance. Cash payments will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its Insurance.

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

PAGE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


    NON-ASBESTOS LIABILITIES
    ------------------------

    In October 1991, the Company and certain of its officers and directors were named as defendants in a lawsuit captioned Gaetana Lavalle v. Owens-Corning Fiberglas Corporation, et al. in the United States District Court for the Northern District of Ohio. Lavalle purports to be a securities class action on behalf of all purchasers of the Company's common stock during the period November 1, 1988 through October 18, 1991. The complaint alleges that the Company's disclosures during the alleged class period contained material misstatements and omissions concerning its contingent liabilities for asbestos claims. The complaint seeks an unspecified amount of damages (including punitive damages) on the theory that such alleged misstatements and omissions artificially inflated the price of the Company's stock. Various other lawsuits and claims arising in the normal course of business are pending against the Company, some of which allege substantial damages. Management believes that the outcome of these lawsuits and claims will not have a materially adverse effect on the Company's financial position or results of operations.
                                   -18-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 1994 was $45 million, or $.95 per share, an increase of 34% compared to net income of $33 million, or $.71 per share, in the second quarter of 1993. (All per share information in this Item 2 is on a fully diluted basis.) Net sales were $852 million, a 13% increase compared to $754 million a year ago.

For the first six months of 1994, Owens-Corning reported net income before special items of $63 million, or $1.35 per share, compared to net income of $47 million, or $1.04 per share, for the first six months of 1993. The 1994 special items include an after-tax gain of $123 million, or $2.46 per share, reflecting a change to the capital method of accounting for the rebuilding of glass melting facilities, an after-tax charge of $85 million, or $1.70 per share, for productivity initiatives and other actions, a non-cash, after-tax charge of $10 million, or $.20 per share, to reflect adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), for plans outside the United States, and a non-cash, after-tax charge of $28 million, or $.56 per share, to reflect adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The 1993 special items included an after-tax credit of $26 million, or $.54 per share, for the cumulative effect of adopting the new accounting standard for income taxes (SFAS No. 109), offset by an after-tax charge of $23 million, or $.47 per share, for actions taken to improve the competitive position of the Company's European businesses. Please see notes 4, 5, 6, 7 and 8 to the Consolidated Financial Statements.

Net sales were $1.529 billion in the first six months of 1994, compared to $1.405 billion in the year earlier period. Gross margin for the second quarter of 1994 increased to 24%, compared to 23% for the prior year's period, reflecting improved pricing in many of the Company's worldwide markets.

In North America, the Building Products segment benefitted from a 30% increase in insulation sales compared to the second quarter of 1993. In Europe, insulation sales continued to exceed the Company's manufacturing capacity in the region. In order to meet the demand in Europe, the Company acquired the United Kingdom based insulation business and the Kitsons distribution business of Pilkington plc (Pilkington) in June 1994. The Company is also adding a second production line at its insulation plant in Vise, Belgium. The purchase price of Pilkington was $110 million and was financed with borrowings from the Company's newly established $110 million short-term bank credit facility. In addition, the Company acquired UC Industries (UCI), a privately held United States producer of pink extruded polystyrene foam products for $44 million, consummated by the exchange of 855,556 shares of the Company's common stock for all the capital stock of UCI. This purchase extends the Company's line of building products. During the second quarter of 1994, the Company also established a joint venture to manufacture insulation products in Guangzhou, China. Please see note 3 to the Consolidated Financial Statements.

In the composites business, North American sales grew 10%, driven by the automotive sector and an increase in activity across a broad range of the Company's industrial markets. The Company activated its Jackson, Tennessee plant in April 1994 to assist in meeting the demand for reinforcements. The Company continues to import products from other worldwide operations, at an added cost, as North American demand for the Company's reinforcements exceeds capacity in its North American facilities. Volume held steady and pricing stabilized in the Company's European composites business late in the quarter. During the second quarter 1994, the Company dedicated a new joint-venture manufacturing plant for glass-reinforced plastic pipe in Mochau, Germany.

The Company's cost of borrowed funds for the second quarter of 1994 was $1 million higher than during the corresponding quarter of the prior year because of increased borrowing and higher interest rates during the quarter compared to a year ago.


PAGE

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Cash flow from operations was a negative $6 million for the second quarter, compared to $12 million for the second quarter of 1993. The decrease in cash flow is primarily due to a $24 million increase in payments (net of insurance proceeds) for uninsured asbestos litigation claims and increased working capital needs compared to the prior year's quarter. Net inventories increased from $221 million at year-end 1993 to $259 million at the end of the second quarter primarily due to anticipated seasonal demand for building products and the purchase of inventories from the above mentioned acquisitions. Total receivables at June 30, 1994 were $447 million, $123 million higher than at year-end 1993 because of acquisitions and high sales levels for building products worldwide and composites in North America in the second quarter.
At June 30, 1994, the Company's working capital was a negative $15 million and its current ratio was .99, compared to a negative $49 million and .94, respectively, at December 31, 1993.

Total borrowings at June 30, 1994 were $332 million higher than at year-end 1993, primarily due to the Pilkington acquisition, capital expenditures, and asbestos payments (net of tax). In connection with the Pilkington acquisition, the Company established, effective June 1, 1994, a $110 million 364-day credit facility with a syndicate of banks led by the Bank of New York. In addition, effective July 18, 1994, the Company amended its long-term U.S. loan facility, led by Credit Suisse, to increase the available lines of credit by $100 million. In July 1994, the Company established a Canadian credit facility with a syndicate of banks, led by Credit Suisse Canada, serving as agent, replacing the previous facility which expired in July 1994. The new facility has a commitment of 95 million Canadian dollars (69 million U.S. dollars) and expires in October 1997. As of July 31, 1994, the Company had unused lines of credit of $186 million available under long-term bank loan facilities and an additional $96 million under short-term facilities, compared to $376 million and $64 million, respectively, at year-end 1993. The decline in unused available lines of credit reflects the Company's higher borrowings and an increase of outstanding letters of credit, supporting appeals from asbestos trials, counted against the Company's long-term U.S. loan facility.

Capital spending for property, plant and equipment, excluding acquisitions, was $64 million during the second quarter. At the end of the quarter, approved capital projects, including furnace rebuilds, were $125 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Payments for asbestos litigation claims during the second quarter 1994, including $15 million in defense costs, were $39 million. Proceeds from insurance were $14 million. In the second quarter 1994, the Company received about 5,300 new asbestos personal injury cases and closed approximately 5,900 cases. Over the next twelve months, the Company's payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million and proceeds from insurance of $175 million are expected to be available to cover these costs. Please see note 12 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the second quarter of 1994, the Company was designated as a PRP in such federal, state, local or private proceedings for no additional sites. At June 30, 1994, a total of 38 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established reserves for its Superfund (and similar state, local and private action) contingent liabilities which are reflected in the financial statements. The Company believes these reserves are adequate to cover these liabilities and are not material to the financial position or results of operations of the Company. In addition, based upon information presently available to the Company, and without regard to the PAGE application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

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


PAGE

                        PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See the paragraphs in Note 12, Contingent Liabilities, to the Consolidated Financial Statements above, which are incorporated here by reference.


ITEM 2.   CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended June 30, 1994.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended June 30, 1994 by the issuance or modification of any other class of securities.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended June 30, 1994, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended June 30, 1994, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held April 21, 1994.

(c) The matters voted upon at the meeting, and the votes cast with respect to each, were:

    1. Election of three directors for a term expiring in 1997: Norman P. Blake - 35,647,432 shares cast for election and 458,310 shares withheld; Jon M. Huntsman, Jr. - 35,510,400 shares cast for election and 595,342 shares withheld; and W. Ann Reynolds - 35,567,309 shares cast for election and 538,433 shares withheld.

    2. Approval of the action of the Board of Directors in selecting Arthur Andersen & Co. as independent public accountants for the Company for the year 1994: 35,453,061 shares cast for the proposal; 437,958 shares cast against; and 214,723 shares abstained.

       There were no broker nonvotes.



PAGE

ITEM 5.   OTHER INFORMATION

The Company does not elect to report any information under this item.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

       See Exhibit Index below, which is incorporated here by reference.

(b) Reports on Form 8-K.

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OWENS-CORNING FIBERGLAS CORPORATION
                                           Registrant



Date August 12, 1994                  By /s/David W. Devonshire
     ---------------                    -------------------------------
                                        David W. Devonshire
                                        Senior Vice President and Chief
                                          Financial Officer


Date August 12, 1994                    /s/Domenico Cecere
     ---------------                    -------------------------------
                                        Domenico Cecere
                                        Vice President and Controller


PAGE

                               EXHIBIT INDEX
Exhibit
Number                      Document Description
- -------                     --------------------
(10)             Material Contracts.

                 Credit Agreement, dated as of November
                 2, 1993, among Owens-Corning Fiberglas
                 Corporation, the Banks listed on Annex
                 A thereto, and Credit Suisse, as Agent
                 for the Banks (incorporated herein by
                 reference to Exhibit (4) to the
                 Company's quarterly report on Form 10-Q
                 for the quarter ended September 30,
                 1993), as amended by Amendment No. 1
                 thereto (filed herewith).

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

                 -  1994 Corporate Incentive Plan - General Terms

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

                 Owens-Corning Fiberglas Corporation
                 1987 Stock Plan for Directors, as
                 amended (incorporated herein by
                 reference to Exhibit (19) to the
                 Company's quarterly report on Form 10-Q
                 for the quarter ended March 31, 1992).
PAGE

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