Form 10-Q
period 1994-09-30
OWENS CORNING FIBERGLAS CORP
filed 1994-11-10
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                                               Washington, D. C.  20549

                                                       FORM 10-Q


                            Quarterly Report Pursuant to Section 13 or 15(d)
                                 of the Securities Exchange Act of 1934




                                For the Quarter Ended September 30, 1994

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


                          Yes [ X ]         No [   ]

           Shares of common stock, par value $.10 per share, outstanding at
                                  October 31, 1994

                                      44,224,101
PAGE

                                             PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF INCOME

                                                                           Quarter                  Nine Months
                                                                            Ended                      Ended
                                                                        September 30,              September 30,
                                                                        -------------              -------------
                                                                       1994          1993         1994          1993
                                                                       ----          ----         ----          ----
                                                                                (In millions of dollars,
                                                                                   except share data)
NET SALES                                                            $  936        $  785       $2,465        $2,190

COST OF SALES                                                           705           606        1,872         1,696
                                                                     ------        ------       ------        ------
  Gross margin                                                          231           179          593           494

OPERATING EXPENSES

  Marketing and administrative
    expenses                                                             98            80          276           239
  Science and technology expenses                                        18            18           51            51
  Restructuring costs (Note 5)                                            -             -           89            23
  Writedown of hydrocarbon ventures                                       -             8            -             8
  Other (Note 5)                                                          7             3           41            10
                                                                     ------        ------       ------        ------
     Total operating expenses                                           123           109          457           331
                                                                     ------        ------       ------        ------

INCOME FROM OPERATIONS                                                  108            70          136           163

Cost of borrowed funds                                                  (24)          (23)         (69)          (68)
                                                                     ------        ------       ------        ------
INCOME BEFORE PROVISION FOR INCOME TAXES                                 84            47           67            95

Provision for income taxes (Note 9)                                      31             3           34            29
                                                                     ------        ------       ------        ------
INCOME BEFORE EQUITY IN NET INCOME OF
  AFFILIATES                                                             53            44           33            66

Equity in net income (loss) of affiliates                                 -             4           (2)            6
                                                                     ------        ------       ------        ------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                                     53            48           31            72

Cumulative effect of accounting changes
  (Notes 6, 7, 8 and 9)                                                   -             -           85            26
                                                                     ------        ------       ------        ------
NET INCOME                                                           $   53        $   48       $  116        $   98
                                                                     ======        ======       ======        ======

The accompanying notes are an integral part of this statement.

                                 OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF INCOME
                                                      (Continued)

                                                                           Quarter                  Nine Months
                                                                            Ended                      Ended
                                                                        September 30,              September 30,
                                                                        -------------              -------------
                                                                       1994          1993         1994          1993
                                                                       ----          ----         ----          ----
                                                                                (In millions of dollars,
                                                                                   except share data)
NET INCOME PER COMMON SHARE

  Primary:

    Income before cumulative effect
      of accounting changes                                          $ 1.19        $ 1.09       $  .71        $ 1.65

    Cumulative effect of accounting
      changes                                                             -             -         1.92           .60
                                                                     ------        ------       ------        ------

    Net income per share                                             $ 1.19        $ 1.09       $ 2.63        $ 2.25
                                                                     ======        ======       ======        ======


  Assuming full dilution:

    Income before cumulative effect
      of accounting changes                                          $ 1.09        $ 1.01       $  .75        $ 1.58

    Cumulative effect of accounting
      changes                                                             -             -         1.70           .53
                                                                     ------        ------       ------        ------

    Net income per share                                             $ 1.09        $ 1.01       $ 2.45        $ 2.11
                                                                     ======        ======       ======        ======


  Weighted average number of common
    shares outstanding and common
    equivalent shares during the
    period (in millions)

      Primary                                                          44.5          43.7         44.1          43.5
      Assuming full dilution                                           50.3          49.5         49.9          49.3






The accompanying notes are an integral part of this statement.

PAGE

                                 OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET


                                                                 September 30,            December 31,
                                                                     1994                     1993
                                                                 -------------            ------------
                                                                    (In millions of dollars)

ASSETS

CURRENT
  Cash and cash equivalents                                            $   10                   $    3
  Receivables                                                             462                      324
  Inventories (Note 10)                                                   252                      221
  Deferred income taxes                                                   137                      136
  Insurance for asbestos litigation
    claims - current portion (Note 12)                                    150                      125
  Other current assets                                                     28                       18
                                                                       ------                   ------
     Total current                                                      1,039                      827
                                                                       ------                   ------

OTHER
  Goodwill (Note 3)                                                       174                       77
  Investments in affiliates (Note 4)                                       69                       63
  Deferred income taxes                                                   341                      428
  Insurance for asbestos litigation
    claims (Note 12)                                                      554                      643
  Other noncurrent assets                                                 108                       81
                                                                       ------                   ------
     Total other                                                        1,246                    1,292
                                                                       ------                   ------

PLANT AND EQUIPMENT, at cost
  Land                                                                     49                       44
  Buildings and leasehold improvements                                    573                      559
  Machinery and equipment (Note 6)                                      2,152                    1,978
  Construction in progress                                                126                       88
                                                                       ------                   ------
                                                                        2,900                    2,669
  Less--Accumulated depreciation
    (Note 6)                                                           (1,809)                  (1,775)
                                                                       ------                   ------
     Net plant and equipment                                            1,091                      894
                                                                       ------                   ------
TOTAL ASSETS                                                           $3,376                   $3,013
                                                                       ======                   ======








The accompanying notes are an integral part of this statement.

PAGE

                                 OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET
                                                      (Continued)

                                                                September 30,             December 31,
                                                                    1994                      1993
                                                                -------------             ------------
                                                                    (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued
    liabilities (Notes 3 and 5)                                        $  569                   $  495
  Reserve for asbestos litigation
    claims - current portion (Note 12)                                    300                      275
  Short-term debt (Note 3)                                                222                       77
  Long-term debt - current portion                                         28                       29
                                                                       ------                   ------
     Total current                                                      1,119                      876
                                                                       ------                   ------
LONG-TERM DEBT (Note 3)                                                 1,050                      898
                                                                       ------                   ------

OTHER
  Reserve for asbestos litigation
    claims (Note 12)                                                    1,205                    1,385
  Other employee benefits liability
    (Notes 7 and 8)                                                       382                      346
  Reserve for rebuilding furnaces
    (Note 6)                                                                -                      124
  Pension plan liability                                                   80                       78
  Other (Note 5)                                                          253                      175
                                                                       ------                   ------
     Total other                                                        1,920                    2,108
                                                                       ------                   ------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    8,000,000 shares, none outstanding
  Common stock, par value $.10 per share;
    authorized 100,000,000 shares; issued
    44.2 million shares at September 30,
    1994, and 43.2 million shares at
    December 31, 1993 (Note 3)                                            349                      315
  Deficit                                                              (1,056)                  (1,171)
  Foreign currency translation adjustments                                  9                        5
  Other                                                                   (15)                     (18)
                                                                       ------                   ------
     Total stockholders' equity                                          (713)                    (869)
                                                                       ------                   ------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                               $3,376                   $3,013
                                                                       ======                   ======

The accompanying notes are an integral part of this statement.

                                 OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Quarter                  Nine Months
                                                                  Ended                      Ended
                                                              September 30,              September 30,
                                                              -------------              -------------
                                                             1994          1993         1994          1993
                                                             ----          ----         ----          ----
                                                                                (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income                                                 $   53        $   48       $  116        $   98

  Reconciliation of net cash provided
    by operating activities:
    Noncash items:
      Cumulative effect of accounting
        changes                                                   -             -          (85)          (26)
      Provision for depreciation,
        amortization, and rebuilding
        furnaces (Note 6)                                        30            29           85            86
      Provision (credit) for deferred
        income taxes                                             23            (9)          44            (7)
      Other                                                       2             8            7            13
    (Increase) decrease in receivables                          (24)           (7)        (104)          (93)
    (Increase) decrease in inventories                            5             2          (10)           (4)
    Increase (decrease) in accounts
      payable and accrued liabilities                             -            35            7            98
    Proceeds from insurance for asbestos
      litigation claims                                          36            20           64           187
    Payments for asbestos litigation
      claims                                                    (43)          (41)        (155)         (238)
    Increase (decrease) in accrued
      income taxes                                                7            (4)          (3)          (13)
    Other                                                        (6)          (17)          36            (7)
                                                             ------        ------       ------        ------
       Net cash flow from operations                             83            64            2            94
                                                             ------        ------       ------        ------


NET CASH FLOW FROM INVESTING

  Additions to plant and equipment                              (61)          (51)        (165)         (116)
  Investment in subsidiaries, net of
    cash acquired (Note 3)                                       (1)            -         (108)            -
  Other (Note 4)                                                 14             1           16             2
                                                             ------        ------       ------        ------
       Net cash flow from investing                             (48)          (50)        (257)         (114)
                                                             ------        ------       ------        ------




The accompanying notes are an integral part of this statement.

PAGE

                                 OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Continued)

                                                                           Quarter                  Nine Months
                                                                            Ended                      Ended
                                                                        September 30,              September 30,
                                                                        -------------              -------------
                                                                       1994          1993         1994          1993
                                                                       ----          ----         ----          ----
                                                                                (In millions of dollars)
NET CASH FLOW FROM FINANCING

  Net additions (reductions) to
    long-term credit facilities                                      $  (73)       $  (13)      $  150        $    7
  Other reductions to long-term debt                                     (1)           (5)         (27)          (12)
  Net increase in short-term debt
    (Note 3)                                                             34             6          135            20
  Other                                                                   -             3            4            10
                                                                     ------        ------       ------        ------
     Net cash flow from financing                                       (40)           (9)         262            25
                                                                     ------        ------       ------        ------

Net increase (decrease) in cash
  and cash equivalents                                                   (5)            5            7             5

Cash and cash equivalents at
  beginning of period                                                    15             2            3             2
                                                                     ------        ------       ------        ------
Cash and cash equivalents at end
  of period                                                          $   10        $    7       $   10        $    7
                                                                     ======        ======       ======        ======





















The accompanying notes are an integral part of this statement.

PAGE

                                 OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Quarter                  Nine Months
                                                                            Ended                      Ended
                                                                        September 30,              September 30,
(1)  SEGMENTS                                                           -------------              -------------
                                                                       1994          1993         1994          1993
                                                                       ----          ----         ----          ----
                                                                                (In millions of dollars)
BUSINESS SEGMENTS:

NET SALES
    Building Products                                                $  660        $  533       $1,657        $1,440
    Industrial Materials                                                276           252          808           750
                                                                     ------        ------       ------        ------
                                                                        936           785        2,465         2,190
                                                                     ------        ------       ------        ------

  Intersegment sales
    Building Products                                                     -             -            -             -
    Industrial Materials                                                 30            24           80            68
    Eliminations                                                        (30)          (24)         (80)          (68)
                                                                     ------        ------       ------        ------
                                                                          -             -            -             -
                                                                     ------        ------       ------        ------
      Consolidated net sales                                         $  936        $  785       $2,465        $2,190
                                                                     ======        ======       ======        ======


INCOME FROM OPERATIONS
    Building Products                                                    90            54          115           118
    Industrial Materials                                                 35            32           77            72
    General corporate expense                                           (17)          (16)         (56)          (27)
                                                                     ------        ------       ------        ------
      Income from operations                                            108            70          136           163

    Cost of borrowed funds                                              (24)          (23)         (69)          (68)
                                                                     ------        ------       ------        ------
      Income before provision for
        income taxes                                                 $   84        $   47       $   67        $   95
                                                                     ======        ======       ======        ======












                                 OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (Continued)

                                                                           Quarter                  Nine Months
                                                                            Ended                      Ended
                                                                        September 30,              September 30,
(1)  SEGMENTS (Continued)                                               -------------              -------------
                                                                       1994          1993         1994          1993
                                                                       ----          ----         ----          ----
                                                                         (In millions of dollars)
GEOGRAPHIC SEGMENTS:

NET SALES
    United States                                                    $  713        $  602       $1,903        $1,661
    Europe and other                                                    164           125          407           378
    Canada                                                               59            58          155           151
                                                                     ------        ------       ------        ------
                                                                        936           785        2,465         2,190
                                                                     ------        ------       ------        ------

  Intersegment sales
    United States                                                        12            12           31            35
    Europe and other                                                      9             5           28             8
    Canada                                                               25            12           72            38
    Eliminations                                                        (46)          (29)        (131)          (81)
                                                                     ------        ------       ------        ------
                                                                          -             -            -             -
                                                                     ------        ------       ------        ------
       Consolidated net sales                                        $  936        $  785       $2,465        $2,190
                                                                     ======        ======       ======        ======


INCOME FROM OPERATIONS
    United States                                                    $   98        $   69       $  177        $  186
    Europe and other                                                     10             8            3            (6)
    Canada                                                               17             9           12            10
    General corporate expense                                           (17)          (16)         (56)          (27)
                                                                     ------        ------       ------        ------
      Income from operations                                            108            70          136           163

    Cost of borrowed funds                                              (24)          (23)         (69)          (68)
                                                                     ------        ------       ------        ------
      Income before provision for
        income taxes                                                 $   84        $   47       $   67        $   95
                                                                     ======        ======      =======       =======

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions (Note 5). The impact of this charge was to reduce income from operations for Building Products and Industrial Materials by $70 million and $22 million, respectively, and to increase general corporate expense by $25 million. Geographically, income from operations in the United States, Canada, and Europe and Other was reduced by $56 million, $23 million, and $13 million, respectively.

During the first quarter of 1993, the Company recorded a $23 million charge to reorganize its European operations, the full impact of which was reflected as a reduction to income from operations for the Industrial Materials segment (Note 5).

PAGE

                                                         -10-
                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

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

        The purchase price of UCI was $45 million. This business combination was consummated by the exchange of 855,556 shares of the Company's common stock for all of the capital stock of UCI, as well as an $18 million cash payment, $6 million of which was paid to acquire the cash of UCI. The remaining $12 million cash payment represents a stock value settlement and was paid during the fourth quarter of 1994.

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

        The purchase price of Pilkington was $110 million and was financed with borrowings from the Company's newly established short-term bank credit facility. This credit facility has a 364-day term and carries an interest rate of 1/2 of 1 percent over the London Interbank Offered Rate (LIBOR). The rate of interest on borrowings under this facility was 5.50% at September 30, 1994.

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

PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


(3)     ACQUISITIONS (Continued)

        The fair value of assets acquired from UCI, including goodwill and a non-competition agreement, was $72 million, and liabilities assumed, including $14 million in debt, totalled $27 million. The fair value of assets acquired from Pilkington, including goodwill, was $170 million, and liabilities assumed, including $7 million in debt, totalled $60 million. Goodwill of $95 million and the non-competition agreement of $6 million are being amortized over 40 years and 7 years, respectively, on a straight-line basis.

        Based upon historical performance, UCI and Pilkington are expected to add approximately $125 million in post-acquisition sales for the Company during 1994. The pro forma effect of these acquisitions was not material to net income for the nine months ended September 30, 1994 or 1993.


(4)     JOINT VENTURES

        On September 30, 1994, the Company entered into a joint venture with Alpha Corporation of Tennessee, whereby the two companies combined their existing resin businesses to form Alpha/Owens-Corning, L.L.C., the largest manufacturer of polyester resins in North America. The Company contributed two manufacturing plants (Valparaiso, Indiana and Guelph, Ontario) and owns a fifty percent interest in the joint venture. The Company will account for this investment under the equity method. Immediately following its establishment, Alpha/Owens-Corning, L.L.C. provided a distribution to each investor, the Company's share of which was $16.5 million.


(5)     RESTRUCTURING OF OPERATIONS AND OTHER INITIATIVES

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

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


(6)     GLASS-MELTING FURNACE REBUILDS

        Effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass-melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces. Previously, the Company established a reserve for the future rebuilding costs of its glass-melting furnaces through a charge to earnings between dates of rebuilds. The change to the capital method provides a more appropriate measure of the Company's capital investment and is consistent with industry practice. The cumulative effect of this change in accounting method was an increase to earnings of $123 million, or $2.80 per share, net of related income taxes of $54 million. The effect of this change in accounting method was to increase depreciation expense and eliminate furnace rebuild provision. The pro forma effect of this change was not material to net income for the nine months ended September 30, 1993.


(7)     POSTEMPLOYMENT BENEFITS

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


(8)     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its non-U.S. plans. The cumulative effect of the adoption of this standard was a charge of $10 million, or $.23 per share. (The Company adopted Statement No. 106 for its U.S. plans effective January 1, 1991.)


(9)     INCOME TAXES

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


(9)     INCOME TAXES (Continued)

        The reconciliation between the U.S. federal statutory rate and the Company's consolidated effective income tax rate is:

                                                                           Quarter                  Nine Months
                                                                            Ended                      Ended
                                                                        September 30,              September 30,
                                                                        -------------              -------------
                                                                       1994          1993         1994          1993
                                                                       ----          ----         ----          ----
        U. S. federal statutory rate                                     35%           35%          35%           35%
        Increase in U.S. federal statutory
          rate                                                            -           (30)           -           (15)
        Utilization of losses of foreign
          subsidiaries                                                   (7)           (5)          (4)           (1)
        Operating losses of foreign
          subsidiaries                                                    3             8           14            13
        Difference between foreign
          tax rates and U.S. statutory
          rate                                                            2            (1)           3             -
        Provision for taxes on
          undistributed earnings of
          foreign subsidiaries                                            -             -            -            (3)
        State and local income taxes                                      2             3            4             4
        Adjustment to valuation allowance                                 -             -           (7)            -
        Other                                                             2            (3)           5            (2)
                                                                    -------       -------      -------       -------
        Effective tax rate                                               37%            7%          50%           31%
                                                                    =======       =======      =======       =======

(10)    INVENTORIES

        Inventories are summarized as follows:

                                                                 September 30,            December 31,
                                                                     1994                     1993
                                                                 -------------            ------------
                                                                    (In millions of dollars)
        Finished goods                                               $    219                  $   195
        Materials and supplies                                            128                      117
                                                                      -------                  -------
                                                                          347                      312
                                                                      -------                  -------
        Less:  reduction to LIFO basis                                    (95)                     (91)
                                                                      -------                  -------
                                                                      $   252                  $   221
                                                                      =======                  =======

        Approximately $103 million and $87 million of net inventories were valued using the LIFO method at September 30, 1994 and December 31, 1993, respectively.

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


(11)    CONSOLIDATED STATEMENT OF CASH FLOWS

        Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:

                                                                           Quarter                  Nine Months
                                                                            Ended                      Ended
                                                                        September 30,              September 30,
                                                                        -------------              -------------
                                                                       1994          1993         1994          1993
                                                                       ----          ----         ----          ----
                                                                                (In millions of dollars)
       Income taxes                                                  $   (5)       $   14       $  (11)       $   41
       Cost of borrowed funds                                            11             7           54            51

        Supplemental Disclosure of Non-cash Investing and Financing Activities (See Note 3)


(12)    CONTINGENT LIABILITIES

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

        Status
        ------

        As of September 30, 1994, approximately 102,100 asbestos personal injury claims were pending against the Company, 6,200 of which were received in the third quarter of 1994. The Company received approximately 31,700 such claims in 1993, and 26,600 in 1992.
PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


(12)    CONTINGENT LIABILITIES (Continued)

        Through September 30, 1994, the Company had resolved (by settlement or otherwise) approximately 133,500 asbestos personal injury claims. During 1992, 1993 and the first three quarters of 1994, the Company resolved approximately 60,900 such claims and incurred total indemnity payments of $590 million (an average of about $10,000 per case). The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

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

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


(12)    CONTINGENT LIABILITIES (Continued)

        Insurance
        ---------

        As of September 30, 1994, the Company had approximately $364 million in unexhausted products hazard coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. Of this amount, $144 million will not be available until the years 1996 through 2000 under an agreement with the carrier confirming such insurance. An additional $34 million (out of the $364 million coverage) is presently the subject of coverage litigation or alternate dispute resolution procedures. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

        In addition, the Company has substantial unexhausted non-products coverage under such liability insurance policies; an as yet undetermined amount of such non-products coverage is expected to be available for payment of asbestos personal injury claims and associated defense fees and expenses. The Company has commenced arbitration with its primary level insurance carrier seeking to confirm the availability of certain of its non-products coverage for payment of certain asbestos personal injury liabilities, involving the activities of the Company's former insulation contracting business. The Company is seeking prompt rulings on the issues presented. For purposes of calculating the amount of insurance applicable to asbestos liabilities, the Company has estimated its recoveries in respect of non-products coverage for claims received through 1999 at approximately $310 million, which represents the Company's best estimate of such recoveries for such claims. The Company cautions, however, that this coverage is unconfirmed and that the actual amounts recovered by the Company could, depending upon the outcome of the arbitration, be much higher or much lower.
PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


(12)    CONTINGENT LIABILITIES (Continued)

        Reserve
        -------

        The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999
        (the "Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:

                                                                   Asbestos Litigation Claims
                                                                  ----------------------------
                                                                 September 30,            December 31,
                                                                     1994                     1993
                                                                 -------------            ------------
                                                                    (In millions of dollars)
        Reserve for asbestos litigation claims
        --------------------------------------

            Current                                                    $   300                 $   275
            Other                                                        1,205                   1,385
                                                                       -------                 -------
              Total Reserve                                              1,505                   1,660

        Insurance for asbestos litigation claims
        ----------------------------------------

            Current                                                        150                     125
            Other                                                          554                     643
                                                                       -------                 -------
              Total Insurance                                              704                     768

            Net Asbestos Liability                                     $   801                 $   892
                                                                       =======                 =======

    Case filing rates were at historically high levels in 1992 and 1993 (approximately 26,600 new claims in 1992 and approximately 31,700 claims in 1993) and an additional 16,900 new claims were received during the first three quarters of 1994. Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in estimating the Company's asbestos Liabilities.
PAGE

                         OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Continued)


(12)    CONTINGENT LIABILITIES (Continued)

        The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $364 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company has reviewed and will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.

        The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.

        Cash Expenditures
        -----------------

        The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate $801 million, the Company's Liabilities, net of Insurance. Cash payments will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its Insurance.

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


(12)    CONTINGENT LIABILITIES (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 2 is on a fully diluted basis.)

RESULTS OF OPERATIONS

Net income for the third quarter of 1994 was $53 million, or $1.09 per share, compared to net income of $48 million, or $1.01 per share, in the third quarter of 1993. Excluding special items, net income for the third quarter of 1993 was $38 million, or $.82 per share. The third quarter 1993 special items included a one-time gain of $14 million, or $.29 per share, reflecting a tax benefit resulting from a revaluation of deferred taxes, offset, in part, by an increase in the Company's corporate tax liability, necessitated by the increase in the federal statutory tax rate, and an after-tax charge of $5 million, or $.10 per share, for the write-down of the Company's hydrocarbon ventures to their net realizable value.

Net sales were $936 million during the third quarter of 1994, reflecting a 19% increase from the 1993 level of $785 million. Approximately one third of the sales increase resulted from the second quarter 1994 acquisitions of UC Industries, Inc. (UCI) and the United Kingdom-based insulation business and the Kitsons distribution business of Pilkington plc (Pilkington), while the balance of the sales increase came from volume and price gains. Please see note 3 to the Consolidated Financial Statements. Gross margin for the third quarter of 1994 increased to 25%, compared to 23% for the prior year's period, reflecting improved pricing and productivity in many of the Company's worldwide businesses.

For the nine months ended September 30, 1994, the Company reported net income of $116 million, or $2.45 per share, compared to net income of $98 million, or $2.11 per share, for the nine months ended September 30, 1993. Excluding special items, net income for the nine months ended September 30, 1993 was $85 million, or $1.86 per share. This 1994 earnings growth reflects volume, price, and productivity gains, as well as the benefits of acquisitions. Net income of $116 million for the nine months ended September 30, 1994 includes the following offsetting special items from the first quarter: an after-tax gain of $123 million, or $2.46 per share, reflecting a change to the capital method of accounting for the rebuilding of glass melting facilities; an after-tax charge of $85 million, or $1.70 per share, for productivity initiatives and other actions; a non-cash, after-tax charge of $10 million, or $.20 per share, to reflect adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for plans outside the United States; and a non-cash, after-tax charge of $28 million, or $.56 per share, to reflect adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." In addition to the third quarter items discussed in the first paragraph above, the 1993 special items included an after-tax credit of $26 million, or $.53 per share, for the cumulative effect of adopting the accounting standard for income taxes (SFAS No. 109), offset by an after-tax charge of $23 million, or $.47 per share, for actions taken to improve the competitive position of the Company's European businesses. Please see notes 5, 6, 7, 8 and 9 to the Consolidated Financial Statements.

Net sales were $2.465 billion for the nine months ended September 30, 1994, marking a 13% increase from $2.190 billion in the same period of the prior year. This growth in sales resulted from volume and pricing gains, as well as acquisitions. Gross margin for the nine months ended September 30, 1994 increased to 24%, compared to 23% for the prior year's period. This growth in gross margin also reflects volume and pricing gains, as well as productivity improvements.

PAGE

In the Building Products segment, sales increased 24% in the third quarter of 1994 compared to the same period of 1993. This growth reflects increased demand and pricing, as well as increased sales arising from the second quarter 1994 acquisitions of UCI and Pilkington. In North America, Building Products benefitted from a 14% increase in total insulation sales compared to the third quarter of 1993, led by an increase in the Company's retail and
commercial insulation businesses.   Although roofing sales volume increased,
earnings continue to be a disappointment due to price weakness in that market. While the window business reported improved sales during the quarter, that business has not yet reached break-even. In Europe, the Company is completing the integration of its June 1994 acquisition of Pilkington and is adding a second production line at its insulation plant in Vise, Belgium, which is scheduled for completion during the first half of 1995.

In the Industrial Materials segment, sales increased 10% during the quarter compared to the third quarter of 1993. In North America, composites sales growth was driven by continued demand in the automotive sector and a broad range of the Company's industrial markets. While the April 1994 reactivation of the Company's Jackson, Tennessee plant increased the Company's capacity, the Company continues to import products into the U.S. from other worldwide operations, at an added cost, in order to meet North American demand for the Company's reinforcements. During the third quarter of 1994, the Company entered into a joint venture with Alpha Corporation of Tennessee, whereby the two companies combined their existing resin businesses to form Alpha/Owens-Corning, L.L.C., the largest manufacturer of polyester resins in North America. The Company contributed two manufacturing plants (Valparaiso, Indiana and Guelph, Ontario) and owns a fifty percent interest in the joint venture. Please see note 4 to the Consolidated Financial Statements.

In Europe, where economic conditions are beginning to improve, demand continues to grow. Pricing has stabilized, but is still slightly lower compared to the third quarter of 1993. September marked the first month of positive income from operations for the Company's European composites business this year. The Company also announced the formation of a new joint-venture manufacturing plant for glass-reinforced plastic pipe in Camarles, Spain.

The Company's cost of borrowed funds for the third quarter of 1994 was $1 million higher than during the corresponding quarter of the prior year due to increased borrowing and higher interest rates during the quarter compared to a year ago.

In September 1994, the Company announced the development of MIRAFLEX(TM) fiber, a new form of glass fiber composed of two different forms of glass fused together in a single filament. MIRAFLEX fibers are randomly twisted, flexible, soft to the touch, virtually itch-free and resilient. The first application of MIRAFLEX fiber will be a home attic insulation to be introduced in select North American markets.


LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $83 million for the third quarter of 1994, compared to $64 million for the third quarter of 1993. Net inventories increased from $221 million at year-end 1993 to $252 million at the end of the third quarter of 1994, reflecting the acquisition of inventories from UCI and Pilkington. Total receivables at September 30, 1994 were $462 million, $138 million higher than at year-end 1993 because of the acquisitions and high sales levels for building products and composites worldwide in the third quarter.
PAGE

At September 30, 1994, the Company's net working capital was a negative $80 million and its current ratio was .93, compared to a negative $49 million and .94, respectively, at December 31, 1993.

Total borrowings at September 30, 1994 were $296 million higher than at year-end 1993, primarily due to the Pilkington acquisition, capital expenditures, and asbestos payments (net of insurance proceeds and taxes). In connection with the second quarter 1994 Pilkington acquisition, the Company established, effective June 1, 1994, a $110 million 364-day credit facility with a syndicate of banks led by the Bank of New York. In the third quarter of 1994, the Company amended its long-term U.S. loan facility, led by Credit Suisse, to increase the available lines of credit by $100 million and also established a Canadian credit facility with a syndicate of banks, led by Credit Suisse Canada, serving as agent, replacing the previous facility which expired in July 1994. The new facility has a commitment of 95 million Canadian dollars (71 million U.S. dollars) and expires in October 1997. As of September 30, 1994, the Company had unused lines of credit of $187 million available under long-term bank loan facilities and an additional $103 million under short-term facilities, compared to $376 million and $64 million, respectively, at year-end 1993. The net decline in unused available lines of credit reflects the Company's higher borrowings and an increase in outstanding letters of credit, supporting appeals from asbestos trials, which reduce credit availability under the Company's long-term U.S. loan facility.

Capital spending for property, plant and equipment, excluding acquisitions, was $61 million during the third quarter of 1994. At the end of the quarter, approved capital projects, including furnace rebuilds, were $106 million.
The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during the third quarter of 1994, including $13 million in defense costs, were $43 million. Proceeds from insurance were $36 million, resulting in a net pretax cash outflow of $7 million, or $4 million after-tax. In the third quarter of 1994, the Company received about 6,200 new asbestos personal injury cases and closed approximately 2,400 cases. Over the next twelve months, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million. Proceeds from insurance of $150 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $150 million, or $90 million after-tax. Please see note 12 to the Consolidated Financial Statements

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims. On June 30, 1994, the Company's 8% Convertible Junior Subordinated Debentures became redeemable, at a premium, at the Company's option. The Company will consider on an ongoing basis whether to call the debentures, which are currently convertible at any time prior to redemption for approximately 5.8 million shares of Common Stock in the aggregate. As part of this consideration, the Company is evaluating sources of funding for the redemption costs of debentures that are not converted, including the issuance of debt or equity securities.


PAGE

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the third quarter of 1994, the Company was not named as a PRP in any new sites. At September 30, 1994, a total of 38 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established reserves for its Superfund (and similar state, local and private action) contingent liabilities which are reflected in the financial statements. The Company believes these reserves are adequate to cover these liabilities and are not material to the financial position or results of operations of the Company. In addition, based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include glass fiber manufacturing, resin manufacturing and asphalt processing activities. The Company currently expects glass fiber manufacturing to be regulated by 1997. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a material adverse effect on the Company's results of operations, financial condition, or long-term liquidity.
PAGE

                                              PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

See the paragraphs in note 12, Contingent Liabilities, to the Consolidated Financial Statements above, which are incorporated here by reference.

Securities and Exchange Commission rules require the Company to describe certain governmental proceedings arising under federal, state or local environmental provisions unless the Company reasonably believes that the proceeding will result in monetary sanctions of less than $100,000. The following proceeding is reported in response to this requirement. Based on the information presently available to it, however, the Company believes that the costs which may be associated with this matter will not have a materially adverse effect on the Company's financial position or results of operations.

        In the third quarter of 1994, the Company reported to the Texas Natural Resource Conservation Commission (TNRCC) that it had discovered that the glass forming areas of its Amarillo, Texas plant were operating without certain required air permits. The TNRCC and the Company are working together to resolve this matter. The Company is unable at this time to determine the amount of penalties that may be sought by the TNRCC.


ITEM 2.        CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended September 30, 1994.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended September 30, 1994 by the issuance or modification of any other class of securities.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended September 30, 1994, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended September 30, 1994, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.
PAGE

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 1994.


ITEM 5.        OTHER INFORMATION

The Company does not elect to report any information under this item.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

           See Exhibit Index below, which is incorporated here by reference.

(b)     Reports on Form 8-K.

           The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.


PAGE

                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OWENS-CORNING FIBERGLAS CORPORATION
                                    Registrant



Date  November 10, 1994      By   /s/David W. Devonshire
     -------------------          -----------------------------
                                  David W. Devonshire
                                  Senior Vice President and Chief
                                  Financial Officer


Date  November 10, 1994           /s/Domenico Cecere
     -------------------          -----------------------------
                                  Domenico Cecere
                                  Vice President and Controller
PAGE

                                                     EXHIBIT INDEX
                                                     -------------
Exhibit
Number            Document Description
- -------           --------------------

(10)         Material Contracts.

             Credit Agreement, dated as of November 2, 1993, among Owens-Corning Fiberglas Corporation, the Banks listed on Annex A thereto, and Credit Suisse, as Agent for the Banks (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994).

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


PAGE

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

             Owens-Corning Fiberglas Corporation 1986 Equity Partnership Plan, as amended (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended March 31,
             1988), as amended by Amendment 1 thereto (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989), by Amendment 2 thereto (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1989) and by Amendment 3 thereto (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1990).
PAGE

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

(27)         Financial Data Schedule (filed herewith).