Form 10-K
OWENS CORNING FIBERGLAS CORP
filed 1995-03-29
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At February 21, 1995, the aggregate market value of Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $1,502,305,031, assuming for purposes of this computation only that all directors and executive officers (except Controller) are considered affiliates.

At February 21, 1995, there were outstanding 44,822,068 shares of Registrant's $.10 par value common stock.

Parts of Registrant's definitive 1995 proxy statement filed or to be filed pursuant to Regulation 14A (the "1995 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                    PART I


ITEM 1.  BUSINESS

Owens-Corning Fiberglas Corporation, a Delaware corporation incorporated in 1938, is a world leader in advanced glass and composite materials. These products are used in industries such as home improvement, new construction, transportation, marine, aerospace, energy, appliance, packaging and electronics. Many of these products are marketed under the trademark FIBERGLAS.

Approximately eighty percent of the Company's sales are related to home improvements in the U.S., sales of composite materials and sales outside U.S. markets. Approximately twenty percent of the Company's sales are related to new U.S. residential construction.

Owens-Corning Fiberglas Corporation's executive offices are at Fiberglas Tower, Toledo, Ohio 43659; telephone (419) 248-8000. Unless the context requires otherwise, the terms "Owens-Corning" and "Company" in this report refer to Owens-Corning Fiberglas Corporation and its subsidiaries.

The Company operates in two industry segments -- Building Products and Industrial Materials -- divided into eleven strategic businesses. As a general rule, there is a commonality of process equipment and/or products within each industry segment.

The Company also has affiliate companies in a number of countries. Affiliated companies' sales, earnings and assets are not included in either industry segment unless the Company owns more than 50% of the affiliate.

Revenue, operating profit, and identifiable assets attributable to each of the Company's industry and geographic segments, as well as information concerning the dependence of the Company's industry segments on foreign operations, for each of the years 1994, 1993 and 1992, are contained in Note 1 to Owens-Corning's Consolidated Financial Statements, entitled "Industry Segments", on pages 35 through 40 hereof.

BUILDING PRODUCTS

Principal Products And Methods Of Distribution

Building Products operates primarily in North America and Europe. It also has a growing presence in Latin America and Asia/Pacific, through joint venture and licensee relationships. Building Products sells a variety of building and home improvement products in three major categories: insulation, roofing materials, and windows/patio doors and other specialty products for the home exterior, such as PinkWrap(TM). The strategic businesses responsible for these products and markets include: Insulation -
 North America, Building Products-Europe, Retail/ Distribution, Roofing/Asphalt, Specialty and Foam Products, Western Fiberglass Group, Latin America, and Asia/Pacific.

The Company's Retail/Distribution business is a major source of sales of building insulation products to lumber yards and home centers, and roofing shingles and windows/patio doors to retailers and distributors. These products are used in the home improvement and new residential construction markets. In 1994, this distribution channel accounted for nearly 40% of all of the Company's building product sales and 25% of total overall corporate sales. More than 75% of the Company's Retail/Distribution sales are related to repair and remodeling activity within the home improvement industry.

Other channels for the Company's building products include sales of insulation products in North America to insulation contractors, metal building insulation fabricators and distributors, specialty insulation contractors, manufactured housing producers, and appliance and equipment manufacturers. In Europe, the Company sells building insulation to large insulation wholesalers, builders/merchants, distributors and retailers. The Company sells mechanical insulation products to distributors, fabricators, and manufacturers for use in the heating, ventilation, power and process, appliance, and fire protection industries. Fabrication centers fabricate and sell insulation products to original equipment manufacturers and metal building erectors and provide fabrication services for other Owens-Corning marketing organizations.

In Latin America, the Company produces and sells building and mechanical insulation through joint venture and licensee relationships. In the Asia/Pacific region, the Company sells primarily mechanical insulation through licensees and joint venture businesses.

In North America, the Company sells foam products to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers. The Company serves the commercial and industrial markets through specialty distributors. The Company has licensed others for the manufacture of foam products in nine locations globally in Canada, Europe, the Middle East and Asia. The Company sells foam products through traditional agents and distributors where licensing does not exist.

The Company sells windows and patio doors to retailers for re-sale to contractors and do-it-yourself customers in the replacement and new construction markets.

The Company sells roofing shingles to distributors and retailers, who resell them to residential roofing and remodeling contractors, as well as to do-it-yourself customers. Approximately 75% of roofing shingles sold in North America are used for re-roofing, with new residential construction accounting for the remainder.

The Company sells industrial asphalt under the Trumbull(TM) brand name. There are three principal kinds of industrial asphalt: Built-Up Roofing Asphalt (BURA), used in commercial roofing systems to provide waterproofing and adhesion; saturants or coating asphalt, used to manufacture roofing felts and shingles; and industrial specialty asphalt, used by manufacturers in a variety of products such as waterproofing systems, adhesives, coatings, and product extenders, as well as in various automotive applications.

There are various channels of distribution for the Company's asphalt products. The Company's asphalt products are used internally in the manufacture of the Company's residential roofing products and are also sold to other shingle manufacturers. In addition, asphalt is sold to roofing contractors and distributors for BURA systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber, and construction.

Seasonality

Sales in the Building Products segment tend to follow seasonal home improvement, remodeling and renovation, and new construction industry patterns. Sales levels for the segment, therefore, are typically lower in the winter months.

Major Customers

No customer in the Building Products segment accounts for more than three percent of the segment's sales.

INDUSTRIAL MATERIALS

Principal Products and Methods of Distribution

Industrial Materials operates primarily in North America with subsidiaries in Europe and Latin America, affiliates and licensees around the world, and a growing presence in Asia/Pacific. The strategic businesses responsible for these products include: Composites, Latin America, Pipe, and Asia/Pacific.

The Company is the world's leading producer of glass fiber materials used in composites. Composites are fabricated material systems made up of two or more components (e.g., plastic resin and glass fiber) used in various applications to replace traditional materials, such as aluminum, wood, and steel. The global composites industry has expanded to include more than 40,000 end-use products. Worldwide, the composites industry has relatively few raw material component suppliers (glass fiber, resin and additives) delivering to thousands of industrial customers through various channels. Depending on the end-use application, these raw materials move through different manufacturing process chains, ultimately finding their way to consumers through myriad markets covering all regions of the world.

A major end-use application for glass fiber is asphaltic roofing shingles, where glass fiber is used to provide fire and mildew resistance in 95% of all shingles produced in North America. The Company sells glass fiber and/or mat directly to a small number of major shingle manufacturers (including the Company's own roofing business).

Tubs, showers and other related internal building components used for both remodeling and new construction are also major applications of glass fiber materials. These end-use products are some of the first successful material substitution conversions normally encountered in developing countries.
Glass fiber for these markets is sold to direct accounts, and also to distributors around the world, who in turn service thousands of customers.

The use of glass fibers within the automotive industry continues to grow as the amount of composite materials used per vehicle increases. There are hundreds of composites applications, including exterior and interior body panels, instrument panels, bumpers, lamp housings, headliners, packaging for electronics, valve covers, luggage racks, distributor caps, timing belts, mufflers and tanks for alternative fuel vehicles. These composite parts are either produced by the original equipment manufacturer (OEM), or are purchased by the OEMs from first-tier suppliers. Glass fibers for these parts are sold mostly to first-tier and second-tier OEM suppliers.

Glass fiber is used extensively in printed circuit boards made for the consumer electronics, transportation, and telecommunications industries. The Company sells glass fiber to a small number of major fabric weavers, who, in turn, supply the rest of the circuit board production value chain. Applications also include connectors, circuit breaker boxes, computer housings, electricians' safety ladders, and hundreds of various electro/mechanical components.

The Company manufactures glass-reinforced plastic pipe designed for use in underground pressure and gravity fluid handling systems. The pipe is a structural composite incorporating glass fiber, polyester resins, and other component materials.

The Company has established a Center of Excellence for its pipe business in Sandefjord, Norway. In addition to manufacturing pipe, this operation provides technical and manufacturing support for the Company's joint ventures and wholly-owned pipe operations around the world. The Company has pipe joint ventures in Thailand, Saudi Arabia, Germany, Spain and Botswana. In China, a wholly-owned pipe plant is currently under construction in Changchun. Through its pipe business and technology licensees around the world, the Company sells its pipe directly to governments and private industry for major infrastructure projects, such as water and sewage transport systems.

Major Customers

No customer in the Industrial Materials segment accounts for more than four percent of the segment's sales.

GENERAL

Raw Materials And Patents

Owens-Corning considers the sources and availability of raw materials, supplies, equipment and energy necessary for the conduct of its business in each industry segment to be adequate.

The Company has numerous U.S. and foreign patents issued and applied for relating to its products and processes in each industry segment resulting from research and development efforts. The Company has issued royalty-bearing patent licenses to companies in several foreign countries. The licenses cover technology relating to both industry segments.

Including the registered trademark Fiberglas, the Company has approximately 82 trademarks registered in the United States and approximately 339 trademarks registered in other countries.

The Company considers its patent and trademark positions to be adequate for the present conduct of its business in each of its industry segments.

Working Capital

Owens-Corning's manufacturing operations in each of its industry segments are generally continuous in nature and it warehouses much of its production prior to sale since it operates primarily with short delivery cycles. Inventories of finished goods, materials and supplies were within historical ranges at year-end 1994, when expressed as a percentage of fourth quarter annualized sales.

Research And Development

During 1994, 1993 and 1992, the Company spent approximately $64 million, $61 million, and $55 million, respectively, for research and development activities. Customer sponsored research and development was not material in any of the last three years.

Environmental Control

Owens-Corning's capital expenditures relating to compliance with environmental control requirements were approximately $15 million in 1994. The Company currently estimates that such capital expenditures will be approximately $21 million in 1995 and $20 million in 1996.

The Company does not consider that it has experienced a material adverse effect upon its capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs of environmental control equipment, however, were approximately $57 million in 1994. Owens-Corning continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

The 1990 Clean Air Act Amendments (Act) provide that the United States Environmental Protection Agency will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent the Act will affect it. The Company anticipates that its sources to be regulated will include glass fiber manufacturing and asphalt processing activities. The Company currently expects glass fiber manufacturing to be regulated by 1997. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a material adverse effect on the Company's results of operations, financial condition, or long-term liquidity.

Number Of Employees

During 1994 Owens-Corning averaged approximately 17,200 employees. The Company had approximately 17,000 employees at December 31, 1994.

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

Owens-Corning also competes with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, the Company competes with many other manufacturers in the sale of industrial asphalts and other products.

Methods of competition include product performance, price, terms, service and warranty.


ITEM 2.  PROPERTIES

PLANTS

Owens-Corning's plants as of March 1, 1995 are listed below by industry segment and primary products, and are owned except as noted. The Company considers that these properties are in good condition and well maintained, and are suitable and adequate to carry on the Company's business. The capacity of each plant varies depending upon product mix.

BUILDING PRODUCTS SEGMENT

Thermal And Acoustical Insulation

       Barrington, New Jersey*                  Newark, Ohio
       Delmar, New York                         Palestine, Texas*
       Eloy, Arizona                            Salt Lake City, Utah
       Fairburn, Georgia                        Santa Clara, California
       Kansas City, Kansas                      Waxahachie, Texas
       Mount Vernon, Ohio

       Candiac, Canada                          Queensferry, United Kingdom
       Edmonton, Canada                         Ravenhead, United Kingdom
       Guangzhou, China**                       Scarborough, Canada
       Pontyfelin, United Kingdom               Vise, Belgium

*Facility is mothballed.
**Under construction.

Roofing And Asphalt Processing (one of each at every location, except as noted)

       Atlanta, Georgia                         Medina, Ohio
       Brookville, Indiana (1)                  Memphis, Tennessee
       Compton, California                      Minneapolis, Minnesota
       Denver, Colorado                         Morehead City, North
       Detroit, Michigan (2)                      Carolina (2) (3)
       Houston, Texas                           Oklahoma City, Oklahoma (2)
       Irving, Texas                            Portland, Oregon (4)
       Jacksonville, Florida (3)                Savannah, Georgia
       Jessup, Maryland                         Summit, Illinois (3)
       Kearney, New Jersey

(1)  Roofing plant only.
(2)  Asphalt processing plant only.
(3)  Facility is partially leased.
(4)  Two asphalt processing plants, as well as one roofing plant.

Specialty and Foam Products

       Hazleton, Pennsylvania                   Rockford, Illinois
       Martinsville, Virginia*                  Tallmadge, Ohio


*Facility is leased.

INDUSTRIAL MATERIALS SEGMENT

Textiles And Reinforcements

       Aiken, South Carolina                    Fort Smith, Arkansas
       Amarillo, Texas                          Huntingdon, Pennsylvania
       Anderson, South Carolina                 Jackson, Tennessee*

       Apeldoorn, The Netherlands               Liversedge, United Kingdom
       Battice, Belgium                         Rio Claro, Brazil
       Birkeland, Norway                        San Vincente deCastellet/
       Guelph, Canada                             Barcelona, Spain
       L'Ardoise, France                        Wrexham, United Kingdom

*Facility is leased.

Pipe

       Changchun, China**                       Sandefjord, Norway*

*Facility is leased.
**Under construction.

OTHER PROPERTIES

Owens-Corning's general offices of approximately 300,000 square feet are located in the Fiberglas Tower, Toledo, Ohio. The lease for these offices terminates December 31, 1996. Under separate leases, the Company has additional general office space of approximately 145,000 square feet, and warehouse space of approximately 100,000 square feet, located in other buildings in Toledo.
                                      -9-

The Company's research and development function is conducted at its Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of twenty-three structures totaling approximately 635,000 square feet, of which 25,000 square feet were mothballed at the end of 1994.


ITEM 3.  LEGAL PROCEEDINGS

The paragraphs in Note 21 to the Company's Consolidated Financial
Statements, entitled "Contingent Liabilities", on pages 64 through 69 hereof, are incorporated here by reference.

Securities and Exchange Commission rules require the Company to describe certain governmental proceedings arising under federal, state or local environmental provisions unless the Company reasonably believes that the proceeding will result in monetary sanctions of less than $100,000. The following proceedings are reported in response to this requirement. Based on the information presently available to it, however, the Company believes that the costs which may be associated with these matters will not have a materially adverse effect on the Company's financial position or results of operations.

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

During the first quarter of 1995, the Company signed a consent order with the Tennessee Department of Environment and Conservation, providing for a remedial investigation and feasibility study for two state Superfund sites. The Company is the primary generator in both sites.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens-Corning has nothing to report under this Item.

                       Executive Officers of the Company
                             (as of March 1, 1995)

The term of office for elected officers is one year from the annual election of officers by the Board of Directors following the Annual Meeting of Stockholders on the third Thursday of April. All those listed have been employees of Owens-Corning during the past five years except as indicated.

Name and Age                              Position*

Glen H. Hiner (60)                          Chairman of the Board and Chief
                                            Executive Officer since January
                                            1992; formerly Senior Vice
                                            President - G.E. Plastics at
                                            General Electric Company (1983).
                                            Director since 1992.

Alan D. Booth (52)                          Vice President and President,
                                            Insulation - North America since
                                            January 1994; formerly Vice
                                            President, Insulation Division,
                                            Construction Products Group
                                            (1993) and Vice President,
                                            Mechanical Products Division
                                            (1986).

David T. Brown (46)                         Vice President and President,
                                            Roofing/Asphalt since January
                                            1994; formerly Vice President,
                                            Roofing/Asphalt Division (1993)
                                            and Vice President, Atlanta
                                            Regional Sales, Building
                                            Materials (1986).

Christian L. Campbell (44)                  Senior Vice President, General
                                            Counsel and Secretary since
                                            January 1995; formerly Vice
                                            President, General Counsel and
                                            Secretary at Nalco Chemical
                                            (1990).

Domenico Cecere (45)                        Vice President and Controller
                                            since November 1993; formerly
                                            Vice President, Finance and
                                            Administration, Europe (1992),
                                            Vice President and Assistant
                                            Controller (1991) and Vice
                                            President, Finance, Industrial
                                            Business (1990) at Honeywell,
                                            Inc.

Charles H. Dana (55)                        Executive Vice President since
                                            January 1994; formerly Senior
                                            Vice President, OCF, and
                                            President - Industrial Materials
                                            Group (1989).

Name and Age                                Position*

David W. Devonshire (49)                    Senior Vice President and Chief
                                            Financial Officer since July
                                            1993; formerly Corporate Vice
                                            President, Finance (1992) and
                                            Corporate Vice President and
                                            Controller (1990) at Honeywell,
                                            Inc.


Carl B. Hedlund (47)                        Vice President and President,
                                            Retail/Distribution since January
                                            1994; formerly Vice President,
                                            Retail and Distribution,
                                            Construction Products Group
                                            (1993), Vice President, Roofing
                                            Products Operating Division
                                            (1989).

Robert C. Lonergan (51)                     Vice President and President,
                                            Science and Technology since
                                            January 1995; formerly President,
                                            Windows (1993); and President of
                                            Reb Plastics, Inc. (1984).

Bradford C. Oelman (57)                     Vice President - Corporate
                                            Relations since November 1986.

Gregory M. Thomson (47)                     Senior Vice President, Human
                                            Resources since October 1994;
                                            formerly Vice President, Human
                                            Resources, Public Service
                                            Electric & Gas (1988).

Efthimios O. Vidalis (40)                   Vice President and President,
                                            Composites since January 1994;
                                            formerly Vice President,
                                            Reinforcements Division, Europe
                                            (1986).


*Information in parentheses indicates year in which service in position began.

                                    Part II


ITEM 5.  MARKET FOR OWENS-CORNING'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The principal market on which Owens-Corning's common stock is traded is the New York Stock Exchange. The high and low sales prices in dollars per share for Owens-Corning's common stock as reported in the consolidated transaction reporting system for each quarter during 1994 and 1993 are set forth in the following tables.

      1994          High      Low             1993          High      Low


  First Quarter     46        33-1/2      First Quarter     47        34-3/8

  Second Quarter    36-1/8    30-1/2      Second Quarter    45-1/4    36-1/4

  Third Quarter     36-1/4    30-1/8      Third Quarter     45-5/8    40-1/4

  Fourth Quarter    33-1/2    27-3/4      Fourth Quarter    49-1/8    42-1/2


The number of stockholders of record of the Company's common stock on February 21, 1995 was 7,358.

No dividends have been declared by the Company since the Company's November 5, 1986 recapitalization. In connection with certain of its current bank credit facilities, the Company has agreed to restrictions affecting the payment of cash dividends. As of January 1, 1995, these restrictions limited funds available for the payment of cash dividends by the Company to approximately $38 million. While the Company periodically evaluates the advisability of paying dividends, it currently does not anticipate paying dividends during 1995.

                                     -13-

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

                                    1994(a)     1993(b)   1992(c)  1991(d)    1990(e)
                      (In millions of dollars, except per share data and where noted)
Net sales                           $ 3,351     $ 2,944   $ 2,878  $ 2,783    $ 3,069
Cost of sales                         2,536       2,266     2,234    2,186      2,304
Marketing, administrative
  and other expenses                    429         350       350    1,171        349
Science and technology expenses          71          69        65       54         58
Restructure costs                        89          23        16        -         65
Income (loss) from operations           226         236       213     (628)       293
Cost of borrowed funds                   94          89       110      131        165
Income (loss) before provision
  for income taxes                      132         147       103     (759)       128
Provision (credit) for income taxes      58          47        33     (238)        58
Net income (loss)                       159         131        73     (742)        73
Net income (loss) per share
  Primary                              3.61        3.00      1.70   (18.13)      1.73
  Fully diluted                        3.35        2.81      1.67   (18.13)      1.73
Dividends per share on common
  stock
    Declared                              -           -         -        -          -
    Paid                                  -           -         -        -          -
Weighted average number of shares
  outstanding (in thousands)
    Primary                          44,209      43,593    43,013   40,924     42,019
    Fully diluted                    50,025      49,410    48,844   40,924     42,019
Net cash flow from operations           361         312       184      264        361
Capital spending                        258         178       144      114        146
Total assets (f)                      3,274       3,013     3,162    3,511      1,807
Long-term debt                        1,037         898     1,018    1,148      1,086
Average number of employees
  (in thousands)                         17          17        17       17         18

(a) During the first quarter of 1994, the Company recorded a $117 million charge ($85 million after-tax) for productivity initiatives and other actions. The Company also recorded a $10 million after-tax charge for the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its non-U.S. plans, a $28 million after-tax charge for the adoption of SFAS 112, "Employers' Accounting for Postemployment Benefits," and a $123 million after-tax credit for the change in accounting method for rebuilding furnaces.

(b) During 1993, the Company recorded a $23 million charge for the restructuring of its European operations, an $8 million charge ($5 million after-tax) for the writedown of its hydrocarbon ventures to their net realizable value, a $26 million credit for the adoption of SFAS 109, "Accounting for Income Taxes," and a $14 million credit for the revaluation of deferred taxes.

(c) During 1992, the Company recorded a $16 million charge ($11 million after-tax) to reorganize the Company's Building Products segment and to centralize the Company's accounting and information systems. The Company also recorded a net extraordinary gain of $1 million resulting from the utilization of tax loss carryforwards, partially offset by a loss on the early retirement of debt.

(d) During 1991, The Company recorded a non-recurring $800 million charge for unasserted asbestos litigation claims and a $227 million after-tax charge, or $5.55 per share, for the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its U.S. plans.

(e) During 1990, the Company recorded a $65 million restructuring charge.

(f) During 1993, the Company adopted the provisions of FIN 39 which require the Company to present separately in its balance sheet its estimated contingent liabilities and related insurance assets. 1992 and 1991 assets have been restated to conform with the 1994 and 1993 presentations.
/TABLE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 7 is on a fully diluted basis.)

RESULTS OF OPERATIONS

Net income for the year ended December 31, 1994 was $159 million, or $3.35 per share, compared to net income of $131 million, or $2.81 per share, and net income of $73 million, or $1.67 per share, for the years ended December 31, 1993 and 1992, respectively. The 1994 earnings growth reflects volume, price and productivity gains, as well as the benefits of 1994 acquisitions.

Net income of $159 million for the year ended December 31, 1994 includes the following offsetting special items from the first quarter: an after-tax gain of $123 million, or $2.45 per share, reflecting a change to the capital method of accounting for the rebuilding of glass melting facilities; an after-tax charge of $85 million, or $1.69 per share, for productivity initiatives and other actions; a non-cash, after-tax charge of $10 million, or $.20 per share, to reflect adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for plans outside the United States; and a non-cash, after-tax charge of $28 million, or $.56 per share, to reflect adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Please see notes 5, 6 and 7 to the Consolidated Financial Statements.

Excluding special items, net income for the year ended December 31, 1993 was $118 million, or $2.56 per share. The 1993 special items included a credit of $26 million, or $.53 per share, for the cumulative effect of adopting the accounting standard for income taxes (SFAS No. 109); a one-time gain of $14 million, or $.29 per share, reflecting a tax benefit resulting from a revaluation of deferred taxes, offset, in part, by an increase in the Company's corporate tax liability, necessitated by the increase in the federal statutory tax rate; an after-tax charge of $5 million, or $.10 per share, for the write-down of the Company's hydrocarbon ventures to their net realizable value; and a charge of $23 million, or $.47 per share, for the restructuring of the Company's European operations. Please see notes 5 and 9 to the Consolidated Financial Statements.

Excluding special items, net income for the year ended December 31, 1992 was $83 million, or $1.87 per share. The 1992 special items included an after-tax charge of $11 million, or $.22 per share, to reorganize the Company's Building Products segment and to centralize the Company's accounting and information systems, and a net extraordinary gain of $1 million, or $.02 per share, resulting from the utilization of tax loss carryforwards, partially offset by a loss on the early retirement of debt. Please see notes 2, 5 and 9 to the Consolidated Financial Statements.

Net sales were $3.351 billion for the year ended December 31, 1994, reflecting a 14% increase from the 1993 level of $2.944 billion. Net sales in 1992 were $2.878 billion. Approximately 10% of the 1994 growth in sales resulted from volume and pricing gains, while the balance came from acquisitions. Please see note 4 to the Consolidated Financial Statements. Gross margin for the year ended December 31, 1994 increased to 24%, compared to 23% and 22% in 1993 and 1992, respectively, reflecting volume and pricing gains, as well as productivity improvements. Earnings before interest and taxes (EBIT) from ongoing operations increased to $343 million in 1994, from $267 million in 1993 and $229 million in 1992.

Operating expenses increased by $147 million in 1994 due to restructure costs of $89 million, final costs of approximately $20 million associated with the administration of the Company's former commercial roofing business, marketing and administrative costs from acquired businesses of approximately $20 million, marketing costs associated with the Company's new global brand awareness program, and additional costs of expanding into new global markets.

In the Building Products segment, sales increased 17% for the year ended December 31, 1994 compared to 1993. This growth reflects increased demand and pricing, as well as increased sales ($134 million) resulting from the second quarter 1994 acquisitions of UC Industries, Inc. and the United Kingdom-based insulation and industrial supply businesses of Pilkington plc ("the U.K. acquisition"). Excluding the charge for restructure and other initiatives, income from operations for Building Products increased 47 percent in 1994, reflecting earnings growth in the United States, Europe and Canada.

Building Products sales in the United States increased 15% over the 1993 level, led by an increase in the Company's home improvement and new construction insulation businesses. The Company is completing the integration of its June 1994 U.K. acquisition, and is adding a second production line at its insulation plant in Vise, Belgium, which is scheduled for completion during the first half of 1995. In January 1994, the Company exchanged its commercial roofing business for Schuller International's residential roofing business. This transaction tripled the Company's capacity to produce high-style laminate shingles. Roofing sales volume increased during 1994 while earnings were disappointing due to price weakness in that market. The window business achieved sales gains and productivity improvements during the year, but has not yet reached break-even. During the second quarter of 1994, the Company established a joint venture to manufacture insulation products in Guangzhou, The People's Republic of China.

In the Industrial Materials segment, sales increased 8% during 1994 compared to the 1993 level. U. S. composites sales grew 13%, driven by continued demand in the automotive sector and a broad range of the Company's industrial markets. While the April 1994 reactivation of the Company's Jackson, Tennessee plant increased the Company's capacity, the Company continues to import products into the U.S. from other worldwide operations, in order to meet North American demand for the Company's glass fiber reinforcements. During the third quarter of 1994, the Company entered into a joint venture with Alpha Corporation of Tennessee, whereby the two companies combined their existing resin businesses to form Alpha/Owens-Corning, L.L.C., the largest manufacturer of polyester resins in North America. The Company contributed two manufacturing plants (Valparaiso, Indiana and Guelph, Ontario) and owns a fifty percent interest in the joint venture. Please see note 4 to the Consolidated Financial Statements.

In Europe, the Company's composites operations benefited from economic improvement. Increased demand and the effects of productivity initiatives resulted in positive income from operations for the fourth quarter of 1994. The Company expects the European economic recovery to continue in 1995.

During the second quarter of 1994 the Company dedicated a new joint venture manufacturing plant for glass-reinforced plastic pipe in Mochau, Germany. Construction is currently underway on a new manufacturing plant for glass-reinforced plastic pipe in Changchun, The People's Republic of China. The Company also announced the formation of a new joint venture manufacturing plant for glass-reinforced plastic pipe in Camarles, Spain.

Late in the fourth quarter of 1994, the Company completed the sale of its underground storage tank manufacturing business. This sale, combined with the closing of the Company's Resol product line, the exchange of the commercial roofing business for Schuller International's residential roofing business, and the establishment of a resins and coatings joint venture, completes the Company's previously announced portfolio realignment and allows the Company to focus its resources and attention on core businesses and global growth. Please see note 4 to the Consolidated Financial Statements.

The Company's cost of borrowed funds for the year ended December 31, 1994 was $5 million higher than 1993 due to increased borrowing and higher interest rates during 1994. Please see notes 2 and 3 to the Consolidated Financial Statements.

During 1994, the Company's Canadian operations generated operating income sufficient to utilize all Canadian tax net operating loss carryforwards.
At December 31, 1994, certain of the Company's foreign subsidiaries have tax net operating loss carryforwards of approximately $27 million. At December 31, 1994, the Company has $464 million in net deferred tax assets, all of which management expects to realize through income from future operations. Please see note 9 to the Consolidated Financial Statements.

In September 1994, the Company announced the development of Miraflex (TM) fiber, a new form of glass fiber developed by combining two different glass compositions into one fiber. Miraflex (TM) fibers are flexible, soft to the touch, virtually itch-free, resilient and form-filling, characteristics not normally associated with glass or inorganic fibers. The first application of Miraflex (TM) fiber is a home attic insulation and is being introduced in select North American markets during the first quarter of 1995.

During the first quarter of 1994, the Company announced productivity initiatives and other actions aimed at reducing costs and enhancing speed, focus and efficiency. These initiatives included eliminating nearly 400 positions worldwide, consolidating the corporate engineering and research and development functions at the Company's Science and Technology Center in Granville, Ohio, and consolidating the Company's field sales and administrative operations. Other actions included exiting approximately 60 leased facilities worldwide, continuing the realignment of the Company's product lines and manufacturing facilities worldwide, outsourcing various corporate activities, and exiting non-strategic businesses. The Company expects to realize the full benefit of these initiatives beginning in 1995. Please see notes 1 and 5 to the Consolidated Financial Statements.


LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding asbestos-related activities, was $361 million for 1994, compared to $312 million for 1993. Total receivables at December 31, 1994 were $5 million higher than the December 31, 1993 level due to an increase in sales, offset in part by the sale of $50 million in receivables which occurred late in December 1994. An additional sale of $50 million in receivables was completed early in 1995. Please see note 20 to the Consolidated Financial Statements.

At December 31, 1994, the Company's net working capital was negative $143 million and its current ratio was .87 compared to negative $49 million and .94 at December 31, 1993, and $123 million and 1.2 at December 31, 1992, respectively. The decrease in 1994 was primarily due to increased short-term borrowings to finance the U.K. acquisition. Excluding the impact of the short-term borrowings to finance the U.K. acquisition, the Company's net working capital was negative $33 million and its current ratio was .97 at December 31, 1994.

The Company's total borrowings at December 31, 1994 were $208 million higher than at year-end 1993, primarily due to the U.K. acquisition, capital expenditures, and asbestos payments (net of insurance proceeds and taxes). In connection with the second quarter 1994 U.K. acquisition, the Company established, effective June 1, 1994, a $110 million 364-day credit facility with a syndicate of banks led by the Bank of New York. In the third quarter of 1994, the Company amended its long-term U.S. loan facility, led by Credit Suisse, to increase the available lines of credit by $100 million and also established a Canadian credit facility with a syndicate of banks, led by Credit Suisse Canada, serving as agent, replacing the previous facility which expired in July 1994. The new facility has a commitment of 95 million Canadian dollars (68 million U.S. dollars) and expires in October 1997. As of December 31, 1994, the Company had unused lines of credit of $293 million available under long-term bank loan facilities and an additional $91 million under short-term facilities, compared to $376 million and $115 million, respectively, at year-end 1993. The decline in unused available lines of credit reflects the Company's higher borrowings and an increase in outstanding letters of credit, supporting appeals from asbestos trials, which reduce credit availability under the Company's long-term U.S. loan facility. During the fourth quarter, the Company issued $140 million in 25-year bonds at an interest rate of 9.814%. Subsequently, in a separate transaction, the Company sold a put option to the holder of the bonds allowing the option holder to require the Company to purchase a portion of the bonds for $79 million on May 28, 1995. During January 1995, the Company
                                     -19-

received, from an option holder, a notice of intent to exercise approximately 30% of these put options. Please see notes 2, 3 and 16 to the Consolidated Financial Statements.

Capital spending for property, plant and equipment, excluding acquisitions, was $258 million during 1994. At the end of 1994, approved capital projects were $98 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during 1994, including $56 million in defense costs, were $215 million. Proceeds from insurance were $87 million, resulting in a net pretax cash outflow of $128 million, or $77 million after-tax. During 1994, the Company received approximately 27,500 new asbestos personal injury cases and closed approximately 18,300 cases. Over the next twelve months, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million. Proceeds from insurance of $125 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $175 million, or $105 million after-tax. Please see note 21 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company's 8% Convertible Junior Subordinated Debentures (Debentures) are redeemable, at a premium, at the Company's option and are also convertible, at the holder's option, into shares of Company common stock at a conversion price of $29.75 per share until maturity or earlier redemption. At December 31, 1994, $172.5 million of these Debentures were outstanding and were convertible into approximately 5.8 million shares of common stock, which shares were reflected in the Company's fully diluted earnings per share calculation. Less than $1 million of Debentures were redeemed by the Company as a result of completion of its redemption on March 13, 1995 of all outstanding Debentures held in bearer form. As of March 14, 1995, approximately $72 million of the Debentures had been converted by the holders into approximately 2.4 million shares of Company common stock and the Company announced its call for redemption on April 13, 1995 of the $99.8 million of Debentures that remained outstanding. Provided the price of Company common stock exceeds $32.10 (Cash Equivalent Price) at the time of conversion, Debenture holders who convert will receive stock (plus cash for fractional shares) with a market value greater than the cash payable upon redemption. To fund any cash redemptions, the Company has entered into an arrangement with an unaffiliated financial institution, giving the Company the option to sell to such institution, at the Cash Equivalent Price, any balance of the common shares into which the outstanding Debentures are convertible (approximately 3.4 million shares) which are not used for conversion.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During 1994, the Company was designated as a PRP in such federal, state, local or private proceedings for five additional sites. At December 31, 1994, a total of 38 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $23 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. In addition, based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include glass fiber manufacturing and asphalt processing activities. The Company currently expects glass fiber manufacturing to be regulated by 1997. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 24 through 71 hereof are incorporated here by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Owens-Corning has nothing to report under this Item.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OWENS-CORNING

The information required by this Item is incorporated by reference from the Company's 1995 Proxy Statement except that certain information concerning Owens-Corning's executive officers is included on pages 10 through 11 hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's 1995 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this Item is incorporated by reference from the Company's 1995 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's 1995 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT

 1.      See Index to Financial Statements on page 24 hereof

 2.      See Index to Financial Statement Schedules on page 72 hereof

 3.      See Exhibit Index beginning on page 74 hereof

         Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K are denoted in the Exhibit Index by an asterisk ("*").

(b)      REPORTS ON FORM 8-K

         No report on Form 8-K was filed during the fourth quarter of 1994.

                                     -23-

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OWENS-CORNING FIBERGLAS CORPORATION

By       /s/ G. H. Hiner                                      Date  March 23, 1995
         Glen H. Hiner, Chairman of the Board
         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ G. H. Hiner                                      Date  March 23, 1995
         Glen H. Hiner, Chairman of the Board,
         Chief Executive Officer and Director

         /s/ David W. Devonshire                              Date  March 28, 1995
         David W. Devonshire, Senior Vice
         President and Chief Financial Officer

         /s/ Domenico Cecere                                  Date  March 24, 1995
         Domenico Cecere, Vice President and
         Controller

         /s/ Norman P. Blake                                  Date  March 22, 1995
         Norman P. Blake, Jr., Director

         /s/ W. W. Boeschenstein                              Date  March 25, 1995
         William W. Boeschenstein, Director

         /s/ Landon Hilliard                                  Date  March 27, 1995
         Landon Hilliard, Director

         /s/ Trevor Holdsworth                                Date  March 24, 1995
         Trevor Holdsworth, Director

         /s/ Jon M. Huntsman, Jr.                             Date  March 24, 1995
         Jon M. Huntsman, Jr., Director

         /s/ W. Walker Lewis                                  Date  March 22, 1995
         W. Walker Lewis, Director

         /s/ David T. McGovern                                Date  March 28, 1995
         David T. McGovern, Director

         /s/ Furman C. Moseley                                Date  March 24, 1995
         Furman C. Moseley, Jr., Director

         /s/ W. Ann Reynolds                                  Date  March 21, 1995
         W. Ann Reynolds, Director

                         INDEX TO FINANCIAL STATEMENTS

Item                                                                     Page

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . 25

Summary of Significant Accounting Policies . . . . . . . . . . . . . . .26-27

Consolidated Statement of Income - for the
 years ended December 31, 1994, 1993 and 1992. . . . . . . . . . . . . .28-29

Consolidated Balance Sheet -  December 31, 1994 and 1993 . . . . . . . .30-31

Consolidated Statement of Stockholders' Equity - . . . . . . . . . . . . . 32
 for the years ended December 31, 1994, 1993 and 1992

Consolidated Statement of Cash Flows - for the years
 ended December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . .33-34

Notes to Consolidated Financial Statements
 Notes 1 through 22. . . . . . . . . . . . . . . . . . . . . . . . . . .35-71


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
  Owens-Corning Fiberglas Corporation:

We have audited the accompanying consolidated balance sheet of OWENS-CORNING
FIBERGLAS CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens-Corning Fiberglas
Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 6, 7, and 9 to the consolidated financial statements, effective January 1, 1994, the Company changed its methods of accounting for furnace rebuilds, postretirement benefits other than pensions for its non-
U.S. plans, and postemployment benefits, and effective January 1, 1993, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statement Schedules is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP


January 21, 1995
Toledo, Ohio
                                     -26-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES




Principles of Consolidation

The consolidated financial statements include the accounts of subsidiaries.
Significant intercompany accounts and transactions are eliminated.


Net Income per Share

Primary net income per share is computed using the weighted average number of common shares outstanding and common equivalent shares during the period.
Fully diluted net income per share reflects the dilutive effect of increased shares that would result from the conversion of debt and equity securities which are not treated as common stock equivalents. Unless otherwise indicated, all per share information included in the notes to the Company's consolidated financial statements is presented on a fully diluted basis.


Inventory Valuation

Inventories are stated at cost, which is less than market value, and include material, labor, and manufacturing overhead. U.S. inventories are primarily valued using the last-in, first-out (LIFO) method and the balance of inventories are generally valued using the first-in, first-out (FIFO) method.


Intangible Assets

Intangible assets consist primarily of goodwill, patents, and covenants not to compete and are carried at cost less accumulated amortization. Goodwill is amortized on a straight-line basis over a period of forty years. Other intangible assets are amortized over their estimated useful lives or actual contractual lives. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangible assets may warrant revision or that the remaining balance of these intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the intangible asset in measuring whether the intangible asset is recoverable.


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


Rebuilding of Glass Melting Furnaces

The Company's glass melting furnaces periodically require substantial rebuilding. As discussed in Note 6 to the consolidated financial statements, effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass melting furnaces.
Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces.


Derivative Financial Instruments

Gains and losses on hedges of existing assets or liabilities are included in the carrying amount of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses on hedges of net investments in foreign subsidiaries are included in stockholders' equity. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on forward currency exchange contracts that do not qualify as hedges are recognized as other income or expense.


Reclassifications

Certain reclassifications have been made to 1993 and 1992 to conform with the classifications used in 1994.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                1994           1993            1992
                                                      (In millions of dollars,
                                                         except share data)
NET SALES                                     $  3,351       $  2,944        $  2,878

COST OF SALES                                    2,536          2,266           2,234
                                              --------       --------        --------
  Gross margin                                     815            678             644
                                              --------       --------        --------
OPERATING EXPENSES
  Marketing and administrative expenses            386            324             334
  Science and technology expenses
    (Note 11)                                       71             69              65
  Restructure costs (Note 5)                        89             23              16
  Other (Note 5)                                    43             26              16
                                              --------       --------        --------
       Total operating expenses                    589            442             431
                                              --------       --------        --------
INCOME FROM OPERATIONS                             226            236             213

Cost of borrowed funds (Notes 2 and 3)              94             89             110
                                              --------       --------         -------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                     132            147             103

Provision for income taxes (Note 9)                 58             47              33
                                              --------       --------        --------
INCOME BEFORE EQUITY IN NET
  INCOME OF AFFILIATES                              74            100              70

Equity in net income of affiliates
  (Note 13)                                          -              5               2
                                              --------       --------        --------
INCOME BEFORE EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES                                           74            105              72

Extraordinary items (Notes 2 and 9)                  -              -               1

Cumulative effect of accounting changes
  (Notes 6, 7, and 9)                               85             26               -
                                              --------       --------        --------
NET INCOME                                    $    159       $    131        $     73
                                              ========       ========        ========



          The accompanying summary of significant accounting policies and notes are an integral part of this statement.
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Continued)

                                                1994           1993            1992
NET INCOME PER COMMON SHARE                           (In millions of dollars,
                                                         except share data)
Primary:

  Income before extraordinary
    items and cumulative effect of
    accounting changes                         $  1.70        $  2.40         $  1.68

  Extraordinary items                                -              -             .02

  Cumulative effect of accounting changes         1.91            .60               -
                                               -------        -------         -------
  Net income per share                         $  3.61        $  3.00         $  1.70
                                               =======        =======         =======
Assuming full dilution:

  Income before extraordinary
    items and cumulative effect of
    accounting changes                         $  1.66        $  2.28         $  1.65

  Extraordinary items                                -              -             .02

  Cumulative effect of accounting changes         1.69            .53               -
                                               -------        -------         -------
  Net income per share                         $  3.35        $  2.81         $  1.67
                                               =======        =======         =======

  Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

      Primary:                                    44.2           43.6            43.0

      Assuming full dilution:                     50.0           49.4            48.8











          The accompanying summary of significant accounting policies and notes are an integral part of this statement.
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1994 AND 1993


ASSETS                                              1994                  1993
                                                      (In millions of dollars)
CURRENT

Cash and cash equivalents                         $     59              $      3
Receivables, less allowances of
  $16 million in 1994 and 1993 (Note 20)               329                   324
Inventories (Note 12)                                  223                   221
Deferred income taxes (Note 9)                         156                   136
Insurance for asbestos litigation claims
  - current portion (Note 21)                          125                   125
Other current assets                                    38                    18
                                                  --------              --------
     Total current                                     930                   827
                                                  --------              --------

OTHER

Goodwill, less accumulated amortization
  of $14 million in 1994 and $12 million
  in 1993 (Note 4)                                     151                    77
Investments in affiliates (Note 13)                     74                    63
Deferred income taxes (Note 9)                         308                   428
Insurance for asbestos litigation claims
  (Note 21)                                            556                   643
Other noncurrent assets                                122                    81
                                                  --------              --------
     Total other                                     1,211                 1,292
                                                  --------              --------

PLANT AND EQUIPMENT, at cost

Land                                                    51                    44
Buildings and leasehold improvements                   553                   559
Machinery and equipment (Note 6)                     2,172                 1,978
Construction in progress                               125                    88
                                                  --------              --------
                                                     2,901                 2,669
Less:  Accumulated depreciation (Note 6)            (1,768)               (1,775)
                                                  --------              --------
     Net plant and equipment                         1,133                   894
                                                  --------              --------
TOTAL ASSETS                                      $  3,274              $  3,013
                                                  ========              ========




          The accompanying summary of significant accounting policies and notes are an integral part of this statement.
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1994 AND 1993
                                  (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                1994                  1993
                                                      (In millions of dollars)
CURRENT

Accounts payable and accrued
  liabilities (Note 14)                           $    598              $    495
Reserve for asbestos litigation claims -
  current portion (Note 21)                            300                   275
Short-term debt (Note 3)                               155                    77
Long-term debt - current portion (Note 2)               20                    29
                                                  --------              --------
       Total current                                 1,073                   876
                                                  --------              --------
LONG-TERM DEBT (Note 2)                              1,037                   898
                                                  --------              --------
OTHER

Reserve for asbestos litigation claims
  (Note 21)                                          1,145                 1,385
Other employee benefits liability
  (Note 7)                                             390                   346
Reserve for rebuilding furnaces (Note 6)                 -                   124
Pension plan liability (Note 8)                         77                    78
Other                                                  232                   175
                                                  --------              --------
       Total other                                   1,844                 2,108
                                                  --------              --------

COMMITMENTS AND CONTINGENCIES
  (Notes 16, 19, and 21)

STOCKHOLDERS' EQUITY

Preferred stock, no par value; authorized
  8 million shares, none outstanding (Note 18)
Common stock, par value $.10 per share;
  authorized 100 million shares; issued
  1994--44.2 million and 1993--43.2 million
  shares (Notes 4 and 17)                              348                   315
Deficit                                             (1,012)               (1,171)

Foreign currency translation adjustments                (1)                    5
Other (Note 8)                                         (15)                  (18)
                                                  --------              --------
       Total stockholders' equity                     (680)                 (869)
                                                  --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  3,274              $  3,013
                                                  ========              ========
          The accompanying summary of significant accounting policies and notes are an integral part of this statement.
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                               1994           1993             1992
                                                      (In millions of dollars)
COMMON STOCK

Balance beginning of year                    $    315       $    299         $    285
Issuance of stock, including awards
  under stock compensation plans
  (Notes 4 and 17)                                 33             16               14
                                             --------       --------         --------
Balance end of year                               348            315              299
                                             --------       --------         --------

DEFICIT

Balance beginning of year                      (1,171)        (1,302)          (1,375)
Net income                                        159            131               73
                                             --------       --------         --------
Balance end of year                            (1,012)        (1,171)          (1,302)
                                             --------       --------         --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

Balance beginning of year                           5              4               24
Translation adjustments                            (6)             1              (20)
                                             --------       --------         --------
Balance end of year                                (1)             5                4
                                             --------       --------         --------

OTHER

Balance beginning of year                         (18)            (9)             (10)
Net increase (decrease)                             3             (9)               1
                                             --------       --------         --------
Balance end of year                               (15)           (18)              (9)
                                             --------       --------         --------
STOCKHOLDERS' EQUITY                         $   (680)      $   (869)        $ (1,008)
                                             ========       ========         ========










          The accompanying summary of significant accounting policies and notes are an integral part of this statement.
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                               1994           1993             1992
                                                      (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

  Net income                                 $    159       $    131         $     73

  Reconciliation of net cash provided
    by operating activities:

    Noncash items:
      Cumulative effect of accounting
        changes (Notes 6, 7, and 9)               (85)           (26)               -
     Provision for depreciation,
       amortization, and rebuilding
       furnaces (Notes 6 and 10)                  118            121              150
     Provision (credit) for deferred
       income taxes (Note 9)                       59             10              (21)
     Other                                          9             10                5

  (Increase) decrease in receivables
    (Note 20)                                      21            (22)              (9)
  (Increase) decrease in inventories               17              4              (17)
  Increase (decrease) in accounts
    payable and accrued liabilities                53            114               (9)
  Increase (decrease) in accrued
    income taxes                                   (8)           (21)              (2)
  Other                                            18             (9)              14
                                             --------       --------         --------
       Net cash flow from operations              361            312              184
                                             --------       --------         --------


NET CASH FLOW FROM INVESTING

  Additions to plant and equipment
    (Note 6)                                     (258)          (178)            (144)
  Investment in subsidiaries, net
    of cash acquired (Note 4)                    (120)             -                -
  Other                                            23              -               10
                                             --------       --------         --------
       Net cash flow from investing              (355)          (178)            (134)
                                             --------       --------         --------




          The accompanying summary of significant accounting policies and notes are an integral part of this statement.
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (Continued)

                                               1994           1993             1992
                                                      (In millions of dollars)

NET CASH FLOW FROM FINANCING
  (Notes 2 and 3)

  Net additions (reductions) to
    long-term credit facilities              $     10       $    (90)        $   (123)
  Other additions to long-term debt               145              -              337
  Other reductions to long-term debt              (51)           (21)            (330)
  Net increase in short-term debt                  69             26               50
  Other                                             5             11                7
                                             --------       --------         --------
       Net cash flow from financing               178            (74)             (59)
                                             --------       --------         --------


NET CASH FLOW FROM ASBESTOS-RELATED
  ACTIVITIES (Note 21)

  Proceeds from insurance for asbestos
    litigation claims                              87            224              413
  Payments for asbestos litigation claims        (215)          (283)            (405)
                                             --------       --------         --------
       Net cash flow from asbestos-
         related activities                      (128)           (59)               8
                                             --------       --------         --------

Net increase (decrease) in cash and
  cash equivalents                                 56              1               (1)

Cash and cash equivalents at beginning
  of year                                           3              2                3
                                             --------       --------         --------
Cash and cash equivalents at end
  of year (Note 15)                          $     59       $      3         $      2
                                             ========       ========         ========









          The accompanying summary of significant accounting policies and notes are an integral part of this statement.
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Segment Data

The Company operates in two industry segments, Building Products and Industrial Materials, and reports its results in two ways: by industry segment and by geographic segment. See Note 4 for detail of 1994 acquisitions and divestitures of businesses.

The industry segments are defined as follows:

        Building Products

        Production and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts; extruded polystyrene insulation; roofing shingles and asphalt materials;
        underground storage tanks; windows; and patio doors.

        Industrial Materials

        Production and sale of glass fiber yarns; rovings, mats and veils; strand and reinforcement products; fiber reinforced plastic pipe; and polyester and vinyl ester resins.

The geographic segment reporting combines the two industry segments within the major regions: United States, Europe, and Canada and other.

Intersegment sales are generally recorded at market or equivalent value. Income (loss) from operations by industry and geographic segment consists of net sales less related costs and expenses. In computing income (loss) from operations by segment, cost of borrowed funds and other general corporate income and expenses have been excluded. Certain corporate operating expenses directly traceable to industry and geographic segments have been allocated to those segments.

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions. The impact of this charge was to reduce income from operations for Building Products and Industrial Materials by $70 million and $22 million, respectively, and to increase general corporate expense by $25 million. Geographically, income from operations in the United States, Canada and other, and Europe was reduced by $56 million, $23 million, and $13 million, respectively. During the first quarter of 1993, the Company recorded a $23 million charge to reorganize its European operations, the full impact of which was reflected as a reduction to income from operations for the Industrial Materials segment. In addition, the 1993 change in estimate of fixed asset lives reduced 1993 depreciation expense for Building Products, Industrial Materials, and general corporate expense by $9 million, $4 million, and $1 million, respectively. During the fourth quarter of 1992, the Company recorded a $16 million charge to reorganize its Building Products segment and to centralize its accounting and information systems. The impact of this charge was to reduce income from operations for Building Products by $9 million and to increase general corporate expense by $7 million. Geographically, income from operations in the United States and Canada and other was reduced by $8 million and $1 million, respectively (Notes 5 and 10).
                                     -36-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  Segment Data (Continued)

Identifiable assets by industry and geographic segment are those assets that are used in the Company's operations in each industry and geographic segment and do not include general corporate assets. General corporate assets consist primarily of cash and cash equivalents, deferred taxes, asbestos insurance, and corporate property and equipment.

                                           1994            1993            1992
                                                  (In millions of dollars)
NET SALES

Industry Segments

  Building Products
    United States                        $  1,952        $  1,699        $  1,636
    Europe                                    182              97              91
    Canada and other                          139             150             172
                                         --------        --------        --------
       Total Building Products              2,273           1,946           1,899
                                         --------        --------        --------
  Industrial Materials
    United States                             595             528             479
    Europe                                    355             346             373
    Canada and other                          128             124             127
                                         --------        --------        --------
       Total Industrial Materials           1,078             998             979
                                         --------        --------        --------
Intersegment sales
  Building Products                             -               -               -
  Industrial Materials                         99              85              88
  Eliminations                                (99)            (85)            (88)
                                         --------        --------        --------
       Net sales                         $  3,351        $  2,944        $  2,878
                                         ========        ========        ========
Geographic Segments

  United States                          $  2,547        $  2,227        $  2,115
  Europe                                      537             443             464
  Canada and other                            267             274             299
                                         --------        --------        --------
                                            3,351           2,944           2,878
                                         --------        --------        --------
Intersegment sales
  United States                                43              42              42
  Europe                                       22              15               7
  Canada and other                             91              66              42
  Eliminations                               (156)           (123)            (91)
                                         --------        --------        --------
       Net sales                         $  3,351        $  2,944        $  2,878
                                         ========        ========        ========
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  Segment Data (Continued)



                                           1994            1993            1992
                                                  (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Industry Segments

  Building Products
    United States                        $    145        $    153        $     94
    Europe                                     26              16              10
    Canada and other                           18               6               5
                                         --------        --------        --------
       Total Building Products                189             175             109
                                         --------        --------        --------

  Industrial Materials
    United States                             108             101              99
    Europe                                     (8)            (15)             26
    Canada and other                            9              12              13
                                         --------        --------        --------
       Total Industrial Materials             109              98             138
                                         --------        --------        --------

  General corporate expense                   (72)            (37)            (34)
                                         --------        --------        --------
       Income from operations                 226             236             213

  Cost of borrowed funds                      (94)            (89)           (110)
                                         --------        --------        --------
       Income before provision
         for income taxes                $    132        $    147        $    103
                                         ========        ========        ========
Geographic Segments

  United States                          $    253        $    254        $    193
  Europe                                       18               1              36
  Canada and other                             27              18              18
  General corporate expense                   (72)            (37)            (34)
                                         --------        --------        --------
       Income from operations                 226             236             213

  Cost of borrowed funds                      (94)            (89)           (110)
                                         --------        --------        --------
       Income before provision
         for income taxes                $    132        $    147        $    103
                                         ========        ========        ========
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  Segment Data (Continued)

                                           1994            1993            1992
                                                  (In millions of dollars)
IDENTIFIABLE ASSETS AT DECEMBER 31

Industry Segments

  Building Products
    United States                        $    718        $    596        $    580
    Europe                                    162              46              35
    Canada and other                          136             155             151
                                         --------        --------        --------
       Total Building Products              1,016             797             766
                                         --------        --------        --------

  Industrial Materials
    United States                             326             302             295
    Europe                                    335             256             259
    Canada and other                          160             157             157
                                         --------        --------        --------
       Total Industrial Materials             821             715             711
                                         --------        --------        --------

  General corporate                         1,363           1,438           1,636
                                         --------        --------        --------
                                            3,200           2,950           3,113
  Investments in affiliates
    accounted for under the
    equity method                              74              63              49
                                         --------        --------        --------
       Total assets                      $  3,274        $  3,013        $  3,162
                                         ========        ========        ========

Geographic Segments

  United States                          $  1,044        $    898        $    875
  Europe                                      497             302             294
  Canada and other                            296             312             308
  General corporate                         1,363           1,438           1,636
                                         --------        --------        --------
                                            3,200           2,950           3,113
  Investments in affiliates
    accounted for under the
    equity method                              74              63              49
                                         --------        --------        --------
       Total assets                      $  3,274        $  3,013        $  3,162
                                         ========        ========        ========
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  Segment Data (Continued)



                                           1994            1993            1992
                                                  (In millions of dollars)
PROVISION FOR DEPRECIATION,
  AMORTIZATION, AND REBUILDING
  FURNACES

Industry Segments

  Building Products
    United States                        $     48        $     47        $     68
    Europe                                      6               2               3
    Canada and other                            8              11              10
                                         --------        --------        --------
       Total Building Products                 62              60              81
                                         --------        --------        --------

  Industrial Materials
    United States                              22              24              32
    Europe                                     17              16              21
    Canada and other                            8              10              10
                                         --------        --------        --------
       Total Industrial Materials              47              50              63
                                         --------        --------        --------

  General corporate                             9              11               6
                                         --------        --------        --------
       Total provision for
         depreciation, amortization,
         and rebuilding furnaces         $    118        $    121        $    150
                                         ========        ========        ========

Geographic Segments

  United States                          $     70        $     71        $    100
  Europe                                       23              18              24
  Canada and other                             16              21              20
  General corporate                             9              11               6
                                         --------        --------        --------
       Total provision for
         depreciation, amortization,
         and rebuilding furnaces         $    118        $    121        $    150
                                         ========        ========        ========
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  Segment Data (Continued)



                                           1994            1993            1992
                                                  (In millions of dollars)
ADDITIONS TO PLANT AND EQUIPMENT

Industry Segments

  Building Products
    United States                        $     85        $     82        $     76
    Europe                                     41               2               4
    Canada and other                            7               5               6
                                         --------        --------        --------
       Total Building Products                133              89              86
                                         --------        --------        --------

  Industrial Materials
    United States                              41              31              30
    Europe                                     35              32              18
    Canada and other                           26               7               5
                                         --------        --------        --------
       Total Industrial Materials             102              70              53
                                         --------        --------        --------

  General corporate                            23              19               5
                                         --------        --------        --------
       Total additions                   $    258        $    178        $    144
                                         ========        ========        ========

Geographic Segments

  United States                          $    126        $    113        $    106
  Europe                                       76              34              22
  Canada and other                             33              12              11
  General corporate                            23              19               5
                                         --------        --------        --------
       Total additions                   $    258        $    178        $    144
                                         ========        ========        ========
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2.  Long-Term Debt
                                                    1994            1993
                                                   (In millions of dollars)
     Unsecured credit facility due in
       1997, variable                             $     35        $     30
     Unsecured credit facility due in
       1997, variable, payable in
       Canadian dollars                                  4               -
     Convertible junior subordinated
       debentures due in 2005, 8%,
       convertible at $29.75 per share                 173             173
     Guaranteed debentures due in 2001, 10%            150             150
     Debentures due in 2002, 8.875%                    150             150
     Debentures due in 2012, 9.375%                    149             149
     Guaranteed bonds due in 2019, 9.814%
       (Note 19)                                       140               -
     Guaranteed debentures due in 1998, 9.8%           100             100
     Bonds due in 2000, 7.25%, payable
       in Deutsche marks (Note 19)                      50              50
     Notes due through 1997, 6.375% to
       8.50%, payable in foreign
       currencies                                       38              77
     Other long-term debt due through 2012,
       at rates from 5.375% to 12.47%                   68              48
                                                  --------        --------
                                                     1,057             927
       Less:  Current portion                          (20)            (29)
                                                  --------        --------
              Total long-term debt                $  1,037        $    898
                                                  ========        ========

The Company has two unsecured, variable rate, long-term bank credit facilities. The first facility was amended in July 1994 and has a maximum commitment of $475 million at December 31, 1994, of which $211 million was used for standby letters of credit and $229 million was unused. The rate of interest is either the bank's base rate, or 13/16% over the certificate of deposit rate, or 11/16% over the London Interbank Offered Rate (LIBOR).
The rate of interest on borrowings under this facility was 6.8125% at December 31, 1994. A commitment fee of 1/4 of 1% is charged on the unused portions of this facility.

The second long-term facility is payable in Canadian dollars and has a maximum commitment of 95 million Canadian dollars (68 million U.S. dollars) at December 31, 1994, of which 89 million Canadian dollars (64 million U.S. dollars) was unused. This facility replaced the previous Canadian facility which expired in July 1994. The rate of interest is either 11/16% over the Canadian cost of funds rate, or 11/16% over the LIBOR rate on U.S. deposits, or .7875% over the Canadian bankers' acceptance rate. The rate of interest on borrowings under this facility was 8.0% at December 31, 1994. A commitment fee of 1/4 of 1% is charged on the unused portions of this facility.
                                     -42-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2.  Long-Term Debt (Continued)

As is typical for bank credit facilities, the agreements relating to the facilities described above contain restrictive covenants, including requirements for the maintenance of working capital, interest coverage, and minimum coverage of fixed charges; and limitations on the early retirement of subordinated debt, additional borrowings, certain investments, payment of dividends, and purchase of Company stock. The agreements include a provision which would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company. A material adverse change in the Company's business, assets, liabilities, financial condition or results of operations constitutes a default under the agreements.

The convertible junior subordinated debentures are subordinated to all present and future indebtedness of the Company and may be redeemed at any time, at a premium, at the option of the Company. The debentures are convertible at any time into shares of common stock of the Company at a conversion price of $29.75 per share. The Company has reserved approximately six million additional shares of common stock necessary for conversion.

In November 1994, Owens-Corning Finance (U.K.) PLC, a newly formed wholly-owned subsidiary of the Company, issued $140 million of Eurobonds. These bonds bear a coupon rate of interest of 9.814%, payable semiannually, and mature in 2019. These bonds are convertible into fixed rate preference shares of Owens-Corning Finance (U.K.) PLC in November 2004 and may be redeemed at any time, at a premium, at the option of the Company. The bonds are guaranteed by the Company as to payments of principal and interest and rank similarly with all other senior unsecured debt of the Company (Note
19). Subsequently, in a separate transaction, the Company sold a put option to the holder of the bonds allowing the option holder to require the Company to purchase a portion of the bonds for $79 million on May 28, 1995. During January 1995, the Company received, from an option holder, a notice of intent to exercise approximately 30% of these put options.

During 1992, the Company called, prior to maturity, its 12% sinking fund debentures having a face value of $46 million at a price in excess of book value, which resulted in an extraordinary loss of $1 million, or $.02 per share, net of related income taxes of $1 million.

In June 1992, the Company called, prior to maturity, its senior subordinated debentures having a face value of $240 million, which resulted in an extraordinary loss of approximately $2 million, or $.05 per share, net of related income taxes of $1 million.
                                     -43-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2.  Long-Term Debt (Continued)

The aggregate maturities and sinking fund requirements for all long-term debt issues for each of the five years following December 31, 1994 are:

                                  Credit            Other Long-
             Year                Facilities          Term Debt
                                   (In millions of dollars)
             1995                 $      -             $     20
             1996                        -                   35
             1997                       39                   12
             1998                        -                  104
             1999                        -                    3



3.  Short-Term Debt

                                                    1994            1993
                                                   (In millions of dollars)
     Balance outstanding at December 31            $   155         $    77

     Weighted average interest rates
       on short-term debt outstanding
       at December 31                                  6.6%            6.6%

During 1994, the Company established an unsecured, variable rate, short-term bank credit facility in order to finance the 1994 acquisition of Pilkington (Note 4). This facility has a maximum commitment of $110 million at December 31, 1994, all of which was used. This facility expires on May 31, 1995 and carries an interest rate of 1/2 of 1% over the LIBOR rate. The rate of interest on borrowings under this facility was 6.6875% at December 31, 1994.

The Company had unused short-term lines of credit totalling $91 million and $115 million at December 31, 1994 and 1993, respectively.


4.  Acquisitions and Divestitures of Businesses

On May 31, 1994, the Company acquired UC Industries, Inc. ("UCI"), a privately held foam board insulation manufacturer based in New Jersey. UCI has two manufacturing facilities which are located in Ohio and Illinois.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.  Acquisitions and Divestitures of Businesses (Continued)

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

On June 2, 1994, the Company acquired Pilkington Insulation Limited and Kitsons Insulation Products Limited (collectively, "Pilkington"), the United Kingdom-based insulation manufacturing and distribution businesses of the Pilkington Group. With two fiber glass insulation manufacturing facilities and one rock wool manufacturing facility, Pilkington Insulation Limited is the United Kingdom's largest manufacturer of fiber glass and rock wool insulation. Kitsons Insulation Products Limited is a major supplier of thermal and acoustical insulation products to the United Kingdom construction industry and is comprised of 14 distribution centers.

The purchase price of Pilkington was $110 million and was financed with borrowings from the Company's short-term bank credit facility (Note 3).

These acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of UCI and Pilkington have been included in the Company's consolidated financial statements subsequent to May 31, 1994 and June 2, 1994, respectively.

The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The estimated fair value of assets acquired from UCI, including goodwill and a non-competition agreement, was $72 million, and liabilities assumed, including $14 million in debt, totalled $27 million. The estimated fair value of assets acquired from Pilkington, including goodwill, was $165 million, and liabilities assumed, including $7 million in debt, totalled $55 million. Goodwill of $78 million and the non-competition agreement of $6 million are being amortized over 40 years and 7 years, respectively, on a straight-line basis.

UCI and Pilkington added $134 million in post-acquisition sales for the Company during 1994. The pro forma effect of these acquisitions was not material to net income for the year ended December 31, 1994 or 1993.

On September 30, 1994, the Company entered into a joint venture with Alpha Corporation of Tennessee, whereby the two companies combined their existing resin businesses to form Alpha/Owens-Corning, L.L.C., the largest manufacturer of polyester resins in North America. The Company contributed two manufacturing plants (Valparaiso, Indiana and Guelph, Ontario) and owns a 50 percent interest in the joint venture. This joint venture is being accounted for under the equity method. For the nine months ended September 30, 1994 and the years ended December 31, 1993 and 1992, resin sales totalled $58 million, $63 million, and $56 million, respectively, and were included in the Industrial Materials segment.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


4.  Acquisitions and Divestitures of Businesses (Continued)

Late in the fourth quarter of 1994, the Company completed the sale of its underground storage tank manufacturing business. Sales for this business totalled $41 million, $43 million, and $48 million in 1994, 1993, and 1992, respectively, and were included in the Building Products segment.


5.  Restructuring of Operations and Other Initiatives

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions aimed at reducing costs and enhancing the Company's speed, focus, and efficiency. This $117 million pretax charge is comprised of an $89 million charge associated with the restructuring of the Company's business segments, as well as a $28 million charge, primarily composed of final costs associated with the administration of the Company's former commercial roofing business. The components of the $89 million restructure charge include: $48 million for personnel reductions, $22 million for divestiture of non-strategic businesses and facilities, $16 million for business realignments, and $3 million for other actions. The $48 million cost for personnel reductions primarily represents severance costs associated with the elimination of nearly 400 positions worldwide. The primary employee groups affected include science and technology personnel, field sales personnel, corporate administrative personnel, and commercial roofing and resin business personnel.

As of December 31, 1994, the Company has recorded approximately $50 million in costs against its 1994 restructure reserve, of which $35 million represents actual cash expenditures and $15 million represents the non-cash effects of asset write-offs and business realignments. The $35 million cash expenditure includes personnel reduction costs of $22 million, primarily composed of partial payments of severance costs for over 300 employees. The remaining $13 million cash expenditure represents costs associated with the divestiture or realignment of businesses and facilities.

During the first quarter of 1993, the Company recorded a $23 million charge to reorganize its European operations. This charge included $17 million for personnel reductions and $6 million for the writedown of fixed assets.

During the fourth quarter of 1992, the Company recorded a $16 million charge to reorganize its Building Products segment and to centralize its accounting and information systems. This charge included $14 million for personnel reductions and $2 million for the writedown of assets.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.  Glass Melting Furnace Rebuilds

Effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces. Previously, the Company established a reserve for the future rebuilding costs of its glass melting furnaces through a charge to earnings between dates of rebuilds. The change to the capital method provides a more appropriate measure of the Company's capital investment and is consistent with industry practice. The cumulative effect of this change in accounting method was an increase to earnings of $123 million, or $2.45 per share, net of related income taxes of $54 million. The effect of this change in accounting method was to increase depreciation expense and eliminate furnace rebuild provision. The pro forma effect of this change was not material to net income for the year ended December 31, 1993 and was $7 million, or $.15 per share, for the year ended December 31, 1992.


7.  Postemployment and Postretirement Benefits Other Than Pensions

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. are unfunded and pay either 1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or 2) fixed amounts of medical expense reimbursement. Employees become eligible to participate in the health care plans upon retirement under one of the Company's pension plans if they have accumulated 10 years of service after age 45. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements during their term. During 1993, the Company approved changes in its postretirement health care plans for retirees and active employees. These changes, which reduced the accumulated benefit obligation by $120 million and 1993 expense by $18 million, resulted in an unrecognized net reduction in prior service cost which will be amortized through 1999.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its non-U.S. plans. Accordingly, the expected cost of postretirement benefits is charged to expense during the years in which eligible employees render service. The cumulative effect of the adoption of this standard was a charge of $10 million, or $.20 per share. (The Company adopted Statement No. 106 for its U.S. plans effective January 1, 1991.)

The following table reconciles the status of the accrued postretirement benefits cost liability at October 31, 1994 and 1993, as reflected on the balance sheet as of December 31, 1994 and 1993:

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


7.  Postemployment and Postretirement Benefits Other Than Pensions
    (Continued)

                                                       1994           1993
                                                    (In millions of dollars)
Accumulated Postretirement Benefits Obligation:
  Retirees                                           $   (173)      $   (182)
  Fully eligible active plan participants                 (24)           (32)
  Other active plan participants                          (46)           (39)
                                                     --------       --------
    Funded status                                        (243)          (253)

Unrecognized net gain                                     (39)           (12)
Unrecognized net reduction in prior
  service cost                                            (88)          (106)
                                                     --------       --------
  Accrued postretirement benefits
    cost liability (includes current
    liabilities of $19 million in 1994
    and $25 million in 1993)                         $   (370)      $   (371)
                                                     ========       ========

The net postretirement benefits cost for 1994, 1993 and 1992 included the following components:

                                       1994            1993           1992
                                             (In millions of dollars)
   Service cost                      $      8        $      7       $      7
   Interest cost on accumulated
     postretirement benefits
     obligation                            19              23             30
   Net amortization and deferral          (20)            (13)             -
                                     --------        --------       --------
     Net postretirement benefits
       cost                          $      7        $     17       $     37
                                     ========        ========       ========

For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care claims was assumed for 1995. The rate was assumed to decrease to 10.5% for 1996, then decrease gradually to 6% by 2005. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefits obligation as of October 31, 1994, by $13 million and the aggregate of the service and interest cost components of net postretirement benefits cost for the year then ended by $2 million. The discount rate used in determining the accumulated postretirement benefits obligation was 8.5% in 1994, 7.5% in 1993, and 8.25% in 1992.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


7.  Postemployment and Postretirement Benefits Other Than Pensions
    (Continued)

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires the Company to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The cumulative effect of the adoption of this standard was an undiscounted charge of $28 million, or $.56 per share, net of related income taxes of $18 million. At December 31, 1994, the Company's liability for postemployment benefits totalled $44 million, including current liabilities of $5 million, and is included in other employee benefits liability in the Company's consolidated balance sheet. Postemployment benefits expense was $3 million for the year ended December 31, 1994.


8.  Pension Plans

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are generally based on an employee's number of years of service. Company contributions to these pension plans are based on the calculations of independent actuaries using the projected unit credit method. Plan assets consist primarily of equity securities with the balance in fixed income investments or insurance contracts. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

Pension expense for the Company's defined benefit pension plans includes the following:

                                           1994            1993            1992
                                                  (In millions of dollars)
   Service cost                          $     22        $     23        $     21
   Interest cost on projected
     benefit obligation                        58              62              59
   Actual return on plan assets               (13)           (124)            (51)
   Net amortization and deferral              (64)             50             (20)
                                         --------        --------        --------
        Net pension expense              $      3        $     11        $      9
                                         ========        ========        ========
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


8.  Pension Plans (Continued)

The funded status at October 31, 1994 and 1993 is as follows:

                                                  1994                1993
                                                   (In millions of dollars)
                                            Over       Under     Over     Under
                                           Funded     Funded    Funded    Funded
     Vested benefit obligation            $   310    $   273   $   288   $   305
                                          =======    =======   =======   =======

     Accumulated benefit obligation       $   341    $   343   $   323   $   370
                                          =======    =======   =======   =======

     Plan assets at fair value            $   466    $   306   $   444   $   335

     Projected benefit obligation             430        352       398       382
                                          -------    -------   -------   -------
     Plan assets in excess of (less
     than) projected benefit
     obligation                                36        (46)       46       (47)

     Unrecognized loss (gain)                   8         55       (12)       56
     Unrecognized prior service cost          (12)       (24)      (13)      (25)
     Unrecognized transition amount           (39)       (13)      (45)      (14)
     Adjustment to minimum liability            -        (12)        -       (11)
                                          -------    -------   -------   -------
     Net pension liability (includes
       current liabilities of $8
       million in 1994 and $7 million
       in 1993 and noncurrent
       assets of $38 million in
       1994 and $20 million in 1993)      $    (7)   $   (40)  $   (24)  $   (41)
                                          =======    =======   =======   =======
/TABLE

                                     -50-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

8.  Pension Plans (Continued)

The 1994, 1993 and 1992 primary actuarial assumptions used for pension plans were:
                                       1994            1993            1992
Discount rate                           8.50%           7.50%           8.25%
Expected long-term rate of
  return on plan assets                 9.50%          10.00%          10.00%
Rate of compensation
  increase                              5.10%           4.10%           4.50%

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions for the plans are based on matching a percentage of employee savings up to a maximum savings level. The Company's contributions were $10 million in 1994, $9 million in 1993, and $7 million in 1992.


9.  Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement No. 109 changes the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of corresponding liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of the adoption of this standard was an increase to earnings of $26 million, or $.53 per share.

                                     -51-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.  Income Taxes (Continued)

                                           1994            1993            1992
                                                  (In millions of dollars)
Income (loss) before provision
  (credit) for income taxes:

    U.S.                                 $    119        $    163        $    107
    Foreign                                    13             (16)             (4)
                                         --------        --------        --------
      Total                              $    132        $    147        $    103
                                         ========        ========        ========

Provision (credit) for income taxes:

  Current
    U.S.                                 $     (2)       $     24        $     41
    State and local                            (7)              7               5
    Foreign                                     5               6               8
                                         --------        --------        --------
      Total current                            (4)             37              54
                                         --------        --------        --------
  Deferred
    U.S.                                       51              27              (5)
    State and local                            13               1              (4)
    Foreign                                    (2)             (4)            (12)
                                         --------        --------        --------
      Total deferred                           62              24             (21)
                                         --------        --------        --------
  Adjustment to deferred tax
    assets and liabilities for
    an increase in the U.S.
    federal statutory rate from
    34% to 35%                                  -             (14)              -
                                         --------        --------        --------
  Total provision for income taxes       $     58        $     47        $     33
                                         ========        ========        ========

/TABLE

                                     -52-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.  Income Taxes (Continued)

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:


                                      1994            1993            1992

U.S. federal statutory rate              35%             35%             34%
Operating losses of foreign
  subsidiaries                            7              10               6
Utilization of losses of foreign
  subsidiaries                           (7)             (2)              -
Enacted federal tax rate change           -             (10)              -
Difference between foreign tax
  rates and U.S. statutory rate           1               -              (2)
Provision (credit) for taxes on
  undistributed earnings of foreign
  subsidiaries                            -              (2)             (6)
State and local income taxes              3               3               1
Other                                     5              (2)             (1)
                                      -----           -----           -----
Effective tax rate                       44%             32%             32%
                                      =====           =====           =====

As of December 31, 1994, the Company has not provided for withholding or U.S. federal income taxes on approximately $124 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $11 million of deferred income taxes would have been provided.

During 1994, the Company utilized tax net operating loss carryforwards for certain of its foreign subsidiaries of approximately $9 million. At December 31, 1994, the Company had tax net operating loss carryforwards for certain of its foreign subsidiaries of approximately $27 million, certain of which expire through 1999.

For the year ended December 31, 1992, the Company utilized book net operating loss carryforwards which resulted in an extraordinary credit of approximately $4 million, or $.08 per share.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.  Income Taxes (Continued)

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                       1994                   1993
                                          Deferred                Deferred
                             Deferred        Tax       Deferred      Tax
                            Tax Assets   Liabilities  Tax Assets Liabilities
                                         (In millions of dollars)
  Asbestos litigation claims  $    306      $      -    $    363    $      -
  Other employee benefits          171             -         148           -
  Depreciation                       -           138           -          75
  Furnace rebuild reserves           -             -          45           -
  Warranty and product
    liability reserves              29             -          25           -
  Operating loss carryforwards      27             -          35           -
  State and local taxes              -            20           -          23
  Other                            122             6          90           4
                              --------      --------    --------    --------
    Subtotal                       655           164         706         102
                              --------      --------    --------    --------
  Valuation allowances             (27)            -         (40)          -
                              --------      --------    --------    --------
  Total deferred taxes        $    628      $    164    $    666    $    102
                              ========      ========    ========    ========

Management fully expects to realize its net deferred tax assets through income from future operations.

During 1992, deferred income taxes were provided for timing differences in the recognition of certain items for income tax and financial statement purposes, in accordance with Accounting Principles Board Opinion No. 11.
These items consisted of the following:
                                                           1992
                                                   (In millions of dollars)
     Asbestos litigation claims                         $      2
     Depreciation                                             (9)
     Furnace rebuild reserves                                 (3)
     Interest expense                                         (1)
     Undistributed earnings of
       foreign subsidiaries                                   (8)
     State and local taxes                                     2
     Warranty and product liability
       reserves                                                1
     Other postretirement benefits                            (6)
     Other                                                     1
                                                        --------
     Deferred tax credit                                $    (21)
                                                        ========
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


10.  Depreciation of Plant and Equipment

During 1993, the Company completed a review of its fixed asset lives. The Company determined that as a result of actions taken to increase its preventative maintenance and programs initiated with its equipment suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives for depreciation purposes. Therefore, effective April 1, 1993, the Company extended the estimated useful lives of certain categories of plant and equipment. The effect of this change in estimate reduced depreciation expense for the year ended December 31, 1993 by $14 million and increased income before cumulative effect of accounting change by $8 million, or $.16 per share.


11.  Science and Technology Expenses

Science and technology expenses include research and development costs of $64 million in 1994, $61 million in 1993, and $55 million in 1992. In addition to research and development costs, science and technology expenses include continuing commercial activities such as engineering and product modifications for special applications and testing.

12.  Inventories

Inventories are summarized as follows:
                                                     1994           1993
                                                   (In millions of dollars)
     Finished goods                               $    192        $    195

     Materials and supplies                            118             117
                                                  --------        --------
                                                       310             312

     Less:  Reduction to LIFO basis                    (87)            (91)
                                                  --------        --------
                                                  $    223        $    221
                                                  ========        ========

/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

12.  Inventories (Continued)

Approximately $88 million and $87 million of net inventories were valued using the LIFO method at December 31, 1994 and 1993, respectively.

During 1994, 1993, and 1992, certain inventories were reduced, resulting in the liquidation of LIFO inventory layers carried at lower costs in prior years as compared with the current cost of inventory. The effect of these inventory reductions was to reduce 1994, 1993, and 1992 cost of sales by $3 million, $1 million, and $4 million, respectively.


13.  Investments in Affiliates

At December 31, 1994 and 1993, the Company's affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, include:

                                                        Percent Ownership
                                                        1994         1993
       COMPOSITES:

          Alpha/Owens-Corning, L.L.C. (USA)               50%          -
          Knytex Company, L.L.C. (USA)                    50%         50%
          Vitro-Fibras, S.A. (Mexico)                     40%         40%

       GLOBAL PIPE:

          Amiantit Fiberglass Industries, Ltd.
            (Saudi Arabia)                                30%         30%
          Owens-Corning Eternit Rohre GmbH (Germany)      50%         50%
          Owens-Corning Pipe Botswana (Pty.), Ltd.
            (Botswana)                                    49%         49%
          Owens-Corning Tubs S.A. (Spain)                 50%          -

       BUILDING PRODUCTS - EUROPE:

          Arabian Fiberglass Insulation Company, Ltd.
            (Saudi Arabia)                                49%         49%

       ASIA PACIFIC:

          Asahi Fiber Glass Company, Ltd. (Japan)         28%         28%
          Lucky Owens-Corning Corp. (Korea)               30%         30%
          Siam Fiberglass Co., Ltd. (Thailand)            20%         20%

       BUILDING PRODUCTS - NORTH AMERICA:

          CAE Fiberglass, Ltd. (Canada)                    -          25%
/TABLE

                                     -56-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

13.  Investments in Affiliates (Continued)

The following table provides summarized financial information on a combined
100% basis for the Company's affiliates accounted for under the equity method:

                                      1994            1993            1992
                                             (In millions of dollars)
At December 31:
   Current assets                   $    328        $    214        $    198
   Noncurrent assets                     513             387             320
   Current liabilities                   331             240             233
   Noncurrent liabilities                250             147             130
For the year:
   Net sales                             630             486             455
   Gross margin                           96              81              82
   Net income                              7              16              16

The Company's equity in undistributed net income of affiliates was $32 million at December 31, 1994.

14.  Accounts Payable and Accrued Liabilities

                                                     1994           1993
                                                   (In millions of dollars)
     Accounts payable                             $    298        $    244
     Payroll and vacation pay                           91              74
     Payroll, property, and miscellaneous
       taxes                                            30              33
     Other employee benefits liability
       (Note 7)                                         24              25
     1994 restructure reserve (Note 5)                  34               -
     Other                                             121             119
                                                  --------        --------
                                                  $    598        $    495
                                                  ========        ========
/TABLE

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

15.  Consolidated Statement of Cash Flows

Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:

                                    1994             1993           1992
                                           (In millions of dollars)
     Income taxes                 $     (4)        $     43       $     49
     Cost of borrowed funds             97               95            125

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

See Note 4 for supplemental disclosure of Non-cash Investing and Financing Activities.


16.  Leases

The Company leases certain manufacturing equipment and office and warehouse facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2014. Total rental expense charged to operations was $54 million in 1994, $42 million in 1993, and $44 million in 1992. At December 31, 1994, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:

                                             Minimum Future
                     Period                Rental Commitments
                                        (In millions of dollars)
                      1995                    $    38
                      1996                         32
                      1997                         20
                      1998                         11
                      1999                          6
                      2000 through 2014            27
                                              -------
                                              $   134
                                              =======

The minimum future rental commitments reflected in the above table include approximately $4 million per year for the lease of the Company's corporate headquarters facility in Toledo, Ohio through 1996. The Company is currently negotiating the lease of a new headquarters facility which would result in an operating lease beginning in late 1996, which is not reflected above. This operating lease would result in future rental commitments of approximately $12 million per year through 2006, $8 million per year through 2015, and, upon renewal, $2 million per year through 2020.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

17.  Stock Compensation Plans

The Company's Stock Performance Incentive Plan (SPIP), approved by shareholders in 1992, permits up to two percent of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year's allocation (determined by using 25% of the current year's allocation). These shares are also subject to the 25% limit for restricted stock awards. During 1994, the total number of shares available for stock awards was 953,450 shares, 894,000 of which were awarded as stock options and 59,450 as restricted stock, which includes an advance of 93,478 shares from the 1995 allocation. 598,678 shares are also available to be awarded under a prior plan; however, the Company does not expect any awards to be made under that plan. Additionally, the Company has a plan to award stock options and deferred stock awards to nonemployee directors, of which 109,500 shares were available for this purpose as of December 31, 1994.

During 1993, the total number of shares available for stock awards was 868,215 shares, 813,900 of which were awarded as stock options and 54,315 as restricted stock, which included an advance of 3,149 shares from the 1994 allocation.

Stock Options

Activity during 1994 and 1993 in shares under option:

                                   1994                             1993
                        Number           Price            Number          Price
                          of           Range per            of          Range per
                        Shares           Share            Shares          Share
Beginning of
  year                 2,560,826     $17.86 - 47.00      2,171,251    $12.13 - 33.63

Options granted          902,500      28.50 - 34.88        845,400     39.50 - 47.00

Options exercised       (137,059)     18.75 - 30.63       (413,269)    12.13 - 30.63

Options cancelled        (35,813)     26.75 - 40.50        (42,556)    18.75 - 40.50
                       ---------     --------------      ---------    --------------
End of year            3,290,454     $17.86 - 47.00      2,560,826    $17.86 - 47.00
                       =========     ==============      =========    ==============
Exercisable            1,619,119     $17.86 - 47.00        987,089    $17.86 - 40.50
                       =========     ==============      =========    ==============

Option prices represent the market price at date of grant. Shares issued under options are recorded in the common stock accounts at the option price. Options granted vest ratably through 1997.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

17.  Stock Compensation Plans (Continued)

Deferred Stock Awards

At December 31, 1994, the Company had 16,340 shares of deferred stock outstanding, all of which were vested. During 1994, 2,000 shares of deferred stock were granted, and 16,893 shares were issued.

Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period.

Restricted Stock Awards

At December 31, 1994, the Company had 367,282 shares of restricted stock outstanding. Stock restrictions lapse, subject to alternate vesting plans for approved early retirement and involuntary termination, over various periods ending in 2004.


18.  Share Purchase Rights

Each outstanding share of the Company's common stock includes a preferred share purchase right. Each right entitles the holder to buy from the Company one one-hundredth of a share of Series A Participating Preferred Stock of the Company at a price of $50. The Board of Directors has designated 750,000 shares of the Company's authorized preferred stock as Series A Participating Preferred Stock. There are currently no preferred shares outstanding.

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

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

19.  Derivative Financial Instruments and Fair Value of Financial
     Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to help meet financing needs and to reduce exposure to fluctuating foreign currency exchange rates and interest rates. The Company is exposed to credit loss in the event of nonperformance by the other parties to the financial instruments described below. However, the Company does not anticipate nonperformance by the other parties. The Company does not engage in trading activities with these financial instruments and does not generally require collateral or other security to support these financial instruments. The notional amounts of derivatives summarized in the foreign exchange risk and interest rate risk management section below do not represent the amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, or financial or other indexes.

Foreign Exchange Risk and Interest Rate Risk Management

The Company enters into various types of contracts to manage its foreign exchange risk and interest rate risk, as indicated in the following table.

                                      Notional Amount      Notional Amount
                                     December 31, 1994    December 31, 1993
                                             (In millions of dollars)
     Forward currency exchange
       contracts                          $    194            $    200
     Options purchased                          22                   -
     Currency swaps                            190                  50
     Interest rate swaps                       150                 150


The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. As of December 31, 1994, the Company has 29 forward currency exchange contracts maturing in 1995 which exchange 4.4 billion Belgian francs, 23 million U.S. dollars, 38 million
British pounds, 22 million Deutsche marks, 19 billion Italian lira, and various other currencies. As of December 31, 1993, the Company had 40 forward currency exchange contracts which matured in 1994 and exchanged 4.9 billion Belgian francs, 52 million U.S. dollars, 73 million French francs, 19 million British pounds, 30 million Dutch guilders, and various other currencies. Gains and losses on these foreign currency hedges are included in the carrying amount of the related assets and liabilities. At December
31, 1994 and 1993, deferred gains and losses on these foreign currency hedges are not material to the consolidated financial statements.


             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


19.  Derivative Financial Instruments and Fair Value of Financial
     Instruments (Continued)

The Company has entered into forward currency exchange contracts to reduce its exposure to currency fluctuations on the anticipated 1995 earnings of certain European subsidiaries. As of December 31, 1994, the Company has 9 forward currency exchange contracts which exchange 412 million Belgian francs and 8 million British pounds against approximately 25 million U.S.
dollars. Gains and losses on these foreign currency hedges are included in income in the year in which the exchange rates change. At December 31, 1994, gains on these forward currency exchange contracts are not material to the consolidated financial statements.

The Company enters into forward currency exchange contracts to hedge its equity investments in certain foreign subsidiaries and to manage its exposure against fluctuations in foreign currency rates. As of December 31, 1994, the Company has two forward currency exchange contracts maturing in 1995 which exchange 1.0 billion Belgian francs against approximately 32 million U.S. dollars to hedge its equity investments in certain of its European subsidiaries. As of December 31, 1993, the Company had three forward currency exchange contracts which matured in 1994 and exchanged 150 million Swedish krona and 1.6 billion Belgian francs against approximately
64 million U.S. dollars to hedge its equity investments in certain of its European subsidiaries. At December 31, 1994, losses of $3 million on hedges of net investments in foreign subsidiaries are included in stockholders' equity.

The Company enters into option contracts to hedge anticipated transactions with certain of its foreign subsidiaries. As of December 31, 1994, the Company has six currency option contracts maturing in 1995 which hedge the 1995 royalty payments of the Company's European subsidiaries. The six currency option contracts exchange 496 million Belgian francs and 4 million
British pounds against approximately 22 million U.S. dollars. Gains on the Company's hedges of these anticipated transactions are included as deferred revenue in accounts payable and accrued liabilities. At December 31, 1994, deferred gains on option contracts are not material to the consolidated financial statements.

As of December 31, 1994, the Company has entered into two currency swap transactions to manage its exposure against foreign currency fluctuations on the principal amount of its guaranteed Eurobonds (Note 2). These currency swaps mature in 2004 and exchange 140 million U.S. dollars against approximately 89 million British pounds. Gains and losses on the currency swaps are included as deferred revenue in other liabilities. At December
31, 1994, gains on the currency swaps are not material to the consolidated financial statements.

The Company has a cross-currency interest rate conversion agreement from Deutsche marks into U.S. dollars to hedge the interest and principal payments of its 7.25% Deutsche mark bonds, due in 2000. The agreement establishes a fixed interest rate of 11.1%.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


19.  Derivative Financial Instruments and Fair Value of Financial
     Instruments (Continued)

The Company enters into interest rate swaps to manage its interest rate risk. The Company has entered into four interest rate swap agreements to reduce the interest rates on its fixed rate borrowings. These agreements effectively convert an aggregate principal amount of $150 million of fixed rate long-term debt into variable rate borrowings with interest rates ranging from 5.81% to 7.96% in 1994 and 3.5% to 5.65% in 1993. The agreements mature in 1998. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreements.

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 1994 and 1993, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of $27 million. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk

As of December 31, 1994 and 1993, the Company has no significant group concentrations of credit risk.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each category of financial instruments.

       Cash and short-term financial instruments

       The carrying amount approximates fair value due to the short maturity of these instruments.

       Long-term notes receivable

       The fair value has been estimated using the expected future cash flows discounted at market interest rates.

       Long-term debt

       The fair value of the Company's long-term debt has been estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

19.  Derivative Financial Instruments and Fair Value of Financial
     Instruments (Continued)

       Foreign currency swaps and interest rate swaps

       The fair values of foreign currency swaps and interest rate swaps have been estimated by traded market values or by obtaining quotes from brokers.

       Forward currency exchange contracts,
       option contracts, and financial guarantees

       The fair values of forward currency exchange contracts, option contracts, and financial guarantees are based on fees currently charged for similar agreements or on the estimated cost to terminate these agreements or otherwise settle the obligations with the counter parties at the reporting date.

The estimated fair values of the Company's financial instruments as of December 31, 1994 and 1993, which have fair values different than their carrying amounts, are as follows:


                                            1994                      1993
                                     Carrying      Fair        Carrying       Fair
                                      Amount      Value         Amount       Value
                                                (In millions of dollars)
Assets:
  Long-term notes receivable          $    20   $    18         $     7    $     5

Liabilities:
  Long-term debt                        1,037     1,076             898      1,063

Off-Balance-Sheet Financial
Instruments - Unrealized
gains:
  Foreign currency swaps                    -        26               -         17
  Interest rate swaps                       -         4               -         22
  Option contracts                          -         1               -          -
                                     -64-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

19.  Derivative Financial Instruments and Fair Value of Financial
     Instruments (Continued)

As of December 31, 1994 and 1993, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

As of December 31, 1994 and 1993, the Company has also entered into certain forward currency exchange contracts, the fair values of which are not material to the consolidated financial statements.


20.  Accounts Receivable Securitization

In 1994, the Company sold certain accounts receivable of its Building
Products North American operations to a 100% owned subsidiary, Owens-Corning
Funding Corporation (OC Funding). In December 1994, OC Funding entered into a three-year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100 million. As of December 31, 1994, $50 million has been sold under this agreement and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The discount recorded on the sale of receivables is recorded as an increase in other expenses on the Company's consolidated statement of income.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by OC Funding.


21.  Contingent Liabilities

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


             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


21.  Contingent Liabilities (Continued)

Status

As of December 31, 1994, approximately 107,200 asbestos personal injury claims were pending against the Company, 27,500 of which were received in 1994. The Company received approximately 31,700 such claims in 1993, and 26,600 in 1992. Through December 31, 1994, the Company had resolved (by settlement or otherwise) approximately 139,000 asbestos personal injury claims, 18,300 of which were resolved in 1994. During 1992, 1993 and 1994, the Company resolved approximately 66,400 such claims and incurred total indemnity payments of $639 million (an average of about $10,000 per case).
The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit;
the presence or absence of other possible causes of the claimant's illness;
the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

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

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


21.  Contingent Liabilities (Continued)

Insurance

As of December 31, 1994, the Company had approximately $341 million in unexhausted products hazard coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims.
Of this amount, $144 million will not be available until the years 1996 through 2000 under an agreement with the carrier confirming such insurance.
An additional $24 million (out of the $341 million coverage) is presently the subject of coverage litigation or alternate dispute resolution procedures. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


21.  Contingent Liabilities (Continued)

Reserve

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999 (the
"Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:

                                               Asbestos Litigation Claims
                                               December 31,   December 31,
                                                   1994           1993
                                               (In millions of dollars)
     Reserve for asbestos litigation claims

         Current                                   $   300        $   275
         Other                                       1,145          1,385
                                                   -------        -------
           Total Reserve                             1,445          1,660

     Insurance for asbestos litigation claims

         Current                                       125            125
         Other                                         556            643
                                                   -------        -------
           Total Insurance                             681            768
                                                   -------        -------
         Net Asbestos Liability                    $   764        $   892
                                                   =======        =======

Case filing rates continued at historically high levels in 1994 (approximately 27,500 new claims) following receipt of 31,700 claims in 1993 and 26,600 claims in 1992. Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in estimating the Company's asbestos Liabilities.

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


21.  Contingent Liabilities (Continued)

The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $341 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company has reviewed and will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.

The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.

Cash Expenditures

The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate $764 million, the Company's Liabilities, net of Insurance. Cash payments will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its Insurance.

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

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


21.  Contingent Liabilities (Continued)

NON-ASBESTOS LIABILITIES

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

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

22.  Quarterly Financial Information (Unaudited)

                                                       Quarter
                                         First    Second     Third   Fourth
                                              (In millions of dollars,
                                                 except share data)
  1994

Net sales                               $   677   $   852   $   936   $   886

  Cost of sales                             523       644       705       664
                                        -------   -------   -------   -------
Gross margin                            $   154   $   208   $   231   $   222
                                        =======   =======   =======   =======
Income (loss) before cumulative
  effect of accounting changes          $   (67)  $    45   $    53   $    43

Cumulative effect of accounting
  changes (Notes 6 and 7)                    85         -         -         -
                                        -------   -------   -------   -------
Net income                              $    18   $    45   $    53   $    43
                                        =======   =======   =======   =======
Net income per share:

  Primary
    Income (loss) before cumulative
      effect of accounting changes      $ (1.52)  $  1.03   $  1.19   $   .98

    Cumulative effect of accounting
      changes                              1.93         -         -         -
                                        -------   -------   -------   -------
    Net income per share                $   .41   $  1.03   $  1.19   $   .98
                                        =======   =======   =======   =======
  Fully diluted
    Income (loss) before cumulative
      effect of accounting changes      $ (1.30)  $   .95   $  1.09   $   .91

    Cumulative effect of accounting
      changes                              1.70         -         -         -
                                        -------   -------   -------   -------
    Net income per share                $   .40   $   .95   $  1.09   $   .91
                                        =======   =======   =======   =======

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

22.  Quarterly Financial Information (Unaudited) (Continued)

                                                       Quarter
                                         First    Second     Third   Fourth
                                              (In millions of dollars,
                                                 except share data)
  1993

Net sales                               $   651   $   754   $   785   $   754

  Cost of sales                             512       578       606       570
                                        -------   -------   -------   -------
Gross margin                            $   139   $   176   $   179   $   184
                                        =======   =======   =======   =======
Income (loss) before cumulative
  effect of accounting change           $    (9)  $    33   $    48   $    33

Cumulative effect of accounting
  change for income taxes
  (Note 9)                                   26         -         -         -
                                        -------   -------   -------   -------
Net income                              $    17   $    33   $    48   $    33
                                        =======   =======   =======   =======
Net income per share:

  Primary
    Income (loss) before cumulative
      effect of accounting change       $  (.20)  $   .76   $  1.09   $   .75

    Cumulative effect of accounting
      change for income taxes               .60         -         -         -
                                        -------   -------   -------   -------
    Net income per share                $   .40   $   .76   $  1.09   $   .75
                                        =======   =======   =======   =======
  Fully diluted
    Income (loss) before cumulative
      effect of accounting change       $  (.13)  $   .71   $  1.01   $   .70

    Cumulative effect of accounting
      change for income taxes               .53         -         -         -
                                        -------   -------   -------   -------
    Net income per share                $   .40   $   .71   $  1.01   $   .70
                                        =======   =======   =======   =======

Net income per share and primary and fully diluted weighted average shares are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the per share total for the year.

                    INDEX TO FINANCIAL STATEMENT SCHEDULES



Number       Description                                                 Page


II           Valuation and Qualifying Accounts and Reserves -
             for the years ended December 31, 1994, 1993 and 1992. . . . .73

                                     -73-

             OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    AS OF DECEMBER 31, 1994, 1993 AND 1992

Column A                    Column B           Column C          Column D    Column E

                                               Additions
                                            (1)         (2)
                           Balance at   Charged to  Charged to                Balance
                           Beginning    Costs and      Other                  at End
Classification             of Period     Expenses    Accounts   Deductions   of Period
                                                (In millions of dollars)
FOR THE YEAR ENDED DECEMBER 31, 1994:
  Allowance deducted from
    asset to which it
    applies -
        Doubtful Accounts      $   16        $    5     $     -     $    5(A)   $   16
  Shown separately -
       Rebuilding furnaces        124             -           -        124(C)        -


FOR THE YEAR ENDED DECEMBER 31, 1993:
  Allowance deducted from
    asset to which it
    applies -
        Doubtful Accounts      $   20        $    1     $     -     $    5(A)   $   16
  Shown separately -
        Rebuilding furnaces       124            17           -         17(B)      124


FOR THE YEAR ENDED DECEMBER 31, 1992:
  Allowance deducted from
    asset to which it
    applies -
        Doubtful Accounts      $   18        $   11     $     -     $    9(A)   $   20
  Shown separately -
        Rebuilding furnaces       113            27           -         16(B)      124


Notes:
(A)   Uncollectible accounts written off, net of recoveries.

(B)   Expenditures for purposes for which reserve was created.

(C) Effective January 1, 1994, the Company adopted the capital method for rebuilding furnaces. See Note 6 to the Consolidated Financial
      Statements.
/TABLE

                                 EXHIBIT INDEX

Exhibit
Number                        Document Description

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

                                 EXHIBIT INDEX

Exhibit
Number                        Document Description

                  * 1995 Corporate Incentive Plan - General Terms (filed herewith).

                  *    Agreement, dated as of January 1, 1995, with William
                       W. Colville (filed herewith).

                  * Agreement, dated June 16, 1993, with David W. Devonshire (filed herewith).

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

                  * Agreement, dated September 27, 1990, with William W. Boeschenstein (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1990).

                                 EXHIBIT INDEX

Exhibit
Number                        Document Description

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

(11) Statement re Computation of Per Share Earnings (filed herewith).

(21) Subsidiaries of Owens-Corning Fiberglas Corporation (filed herewith).

(23)              Consent of Arthur Andersen LLP (filed herewith).

(27)              Financial Data Schedule (filed herewith).


* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.