Form 10-Q
period 1995-03-31
OWENS CORNING FIBERGLAS CORP
filed 1995-05-15
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




               For the Quarterly Period Ended March 31, 1995

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


                          Yes [ X ]         No [   ]

Shares of common stock, par value $.10 per share, outstanding at March 31,
1995

                                47,709,978

                       PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INCOME

                                                       Quarter Ended
                                                         March 31,
                                                    1995          1994
                                                 (In millions of dollars,
                                                    except share data)
NET SALES                                         $    844      $    677

COST OF SALES                                          630           523
                                                  --------      --------
    Gross margin                                       214           154

OPERATING EXPENSES

  Marketing and administrative
   expenses                                            113            87
  Science and technology expenses                       18            16
  Restructuring costs (Note 4)                           -            89
  Other (Note 4)                                        11            29
                                                  --------      --------
     Total operating expenses                          142           221
                                                  --------      --------

INCOME (LOSS) FROM OPERATIONS                           72           (67)

Cost of borrowed funds                                  26            22
                                                  --------      --------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                          46           (89)

Provision (credit) for income taxes
  (Note 7)                                              16           (23)
                                                  --------      --------
INCOME (LOSS) BEFORE EQUITY IN NET
  INCOME OF AFFILIATES                                  30           (66)

Equity in net income (loss) of affiliates                3            (1)
                                                  --------      --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                    33           (67)

Cumulative effect of accounting changes
  (Notes 5 and 6)                                        -            85
                                                  --------      --------

NET INCOME                                        $     33      $     18
                                                  ========      ========
      The accompanying notes are an integral part of this statement.
/TABLE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INCOME
                                (Continued)

                                                       Quarter Ended
                                                         March 31,
                                                    1995          1994
                                                 (In millions of dollars,
                                                    except share data)
NET INCOME PER COMMON SHARE

  Primary:

    Income (loss) before cumulative
      effect of accounting changes                $    .71      $  (1.52)

    Cumulative effect of accounting
      changes                                            -          1.93
                                                  --------      --------
    Net income per share                          $    .71      $    .41
                                                  ========      ========


  Assuming full dilution:

    Income (loss) before cumulative
      effect of accounting changes                $    .68      $  (1.30)

    Cumulative effect of accounting
      changes                                            -          1.70
                                                  --------      --------

    Net income per share                          $    .68      $    .40
                                                  ========      ========


  Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)
    (Note 3)

      Primary                                         45.7          43.8
      Assuming full dilution                          50.8          49.6









      The accompanying notes are an integral part of this statement.
/TABLE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET


                                                March 31,    December 31,
                                                  1995           1994
                                                (In millions of dollars)
ASSETS

CURRENT
  Cash and cash equivalents                      $     10       $     59
  Receivables (Note 11)                               341            329
  Inventories (Note 8)                                268            223
  Deferred income taxes                               157            156
  Insurance for asbestos litigation
    claims - current portion (Note 12)                125            125
  Other current assets                                 64             38
                                                 --------       --------
        Total current                                 965            930
                                                 --------       --------

OTHER
  Goodwill (Note 3)                                   178            151
  Investments in affiliates                            77             74
  Deferred income taxes                               289            308
  Insurance for asbestos litigation
    claims (Note 12)                                  508            556
  Other noncurrent assets                             143            122
                                                 --------       --------
        Total other                                 1,195          1,211
                                                 --------       --------

PLANT AND EQUIPMENT, at cost
  Land                                                 52             51
  Buildings and leasehold improvements                563            553
  Machinery and equipment                           2,209          2,172
  Construction in progress                            161            125
                                                 --------       --------
                                                    2,985          2,901
  Less--Accumulated depreciation                   (1,812)        (1,768)
                                                 --------       --------
        Net plant and equipment                     1,173          1,133
                                                 --------       --------
TOTAL ASSETS                                     $  3,333       $  3,274
                                                 ========      =========







      The accompanying notes are an integral part of this statement.
/TABLE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                                (Continued)


                                                March 31,    December 31,
                                                  1995           1994
                                                (In millions of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued
    liabilities                                  $    545       $    598
  Reserve for asbestos litigation
    claims - current portion (Note 12)                275            300
  Short-term debt                                     174            155
  Long-term debt - current portion                      4             20
                                                 --------       --------
      Total current                                   998          1,073
                                                 --------       --------
LONG-TERM DEBT (Note 3)                             1,083          1,037
                                                 --------       --------

OTHER
  Reserve for asbestos litigation
    claims (Note 12)                                1,072          1,145
  Other employee benefits liability                   385            390
  Pension plan liability                               77             77
  Other                                               245            232
                                                 --------       --------
      Total other                                   1,779          1,844
                                                 --------       --------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, no par value; authorized
    8,000,000 shares, none outstanding
  Common stock, par value $.10 per share;
    authorized 100,000,000 shares; issued
    47.7 million shares at March 31, 1995,
    44.2 million shares at December 31, 1994          454            348
  Deficit                                            (979)        (1,012)
  Foreign currency translation adjustments             12             (1)
  Other                                               (14)           (15)
                                                 --------       --------
      Total stockholders' equity                     (527)          (680)
                                                 --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $  3,333       $  3,274
                                                 ========       ========

      The accompanying notes are an integral part of this statement.
/TABLE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Quarter Ended
                                                         March 31,
                                                    1995          1994
                                                 (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income                                      $     33      $     18

  Reconciliation of net cash provided
    by operating activities:
    Noncash items:
      Cumulative effect of accounting
        changes                                          -           (85)
      Provision for depreciation,
        amortization, and rebuilding
        furnaces                                        30            27
      Provision for deferred income taxes               14            14
      Other                                              9             4
   (Increase) decrease in receivables
     (Note 11)                                           1           (34)
   (Increase) decrease in inventories                  (40)          (39)
   Increase (decrease) in accounts payable
     and accrued liabilities                           (68)           36
   Increase (decrease) in accrued income
     taxes                                              (6)          (25)
   Other                                               (29)           68
                                                  --------      --------
      Net cash flow from operations                    (56)          (16)
                                                  --------      --------


NET CASH FLOW FROM INVESTING

  Additions to plant and equipment                     (59)          (40)
  Other                                                 (2)            1
                                                  --------      --------
      Net cash flow from investing                $    (61)     $    (39)
                                                  --------      --------








      The accompanying notes are an integral part of this statement.
/TABLE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Continued)

                                                       Quarter Ended
                                                         March 31,
                                                    1995          1994
                                                 (In millions of dollars)
NET CASH FLOW FROM FINANCING (Note 3)

  Net additions to long-term credit facilities    $    106      $     94
  Other additions to long-term debt                     34             -
  Other reductions to long-term debt                   (28)          (20)
  Net increase in short-term debt                       13            41
  Other                                                 (8)            1
                                                  --------      --------
      Net cash flow from financing                     117           116
                                                  --------      --------

NET CASH FLOW FROM ASBESTOS-RELATED
  ACTIVITIES (Note 12)

  Proceeds from insurance for asbestos
    litigation claims                                   48            14
  Payments for asbestos litigation claims              (98)          (73)
                                                  --------      --------
      Net cash flow from asbestos-
        related activities                             (50)          (59)
                                                  --------      --------

Effect of exchange rate changes on cash                  1             -

Net increase (decrease) in cash and
  cash equivalents                                     (49)            2

Cash and cash equivalents at beginning
  of period                                             59             3
                                                  --------      --------
Cash and cash equivalents at end of
  period (Note 9)                                 $     10      $      5
                                                  ========      ========











      The accompanying notes are an integral part of this statement.
/TABLE

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Quarter Ended
                                                         March 31,
                                                    1995          1994
                                                 (In millions of dollars)
Industry Segments

  Building Products
    United States                                 $    456      $    379
    Europe                                              65            23
    Canada and other                                    31            23
                                                  --------      --------
       Total Building Products                         552           425
                                                  --------      --------
  Composite Materials
    United States                                      152           151
    Europe                                             105            75
    Canada and other                                    35            26
                                                  --------      --------
       Total Composite Materials                       292           252
                                                  --------      --------
Intersegment sales
  Building Products                                      -             -
  Composite Materials                                   26            22
  Eliminations                                         (26)          (22)
                                                  --------      --------
       Net sales                                  $    844      $    677
                                                  ========      ========
Geographic Segments

  United States                                   $    608      $    530
  Europe                                               170            98
  Canada and other                                      66            49
                                                  --------      --------
                                                       844           677
                                                  --------      --------
Intersegment sales
  United States                                         13            10
  Europe                                                 4             8
  Canada and other                                      20            21
  Eliminations                                         (37)          (39)
                                                  --------      --------
       Net sales                                  $    844      $    677
                                                  --------      --------

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions (Note 4). The impact of this charge was to reduce income from operations for Building Products and Composite Materials by $70 million and $22 million, respectively, and to increase general corporate expense by $25 million. Geographically, income from operations for Building Products in the United States and Canada and other was reduced by $50 million and $20 million, respectively. Income from operations for Composite Materials in the United States, Europe, and Canada and other was reduced by $6 million, $13 million, and $3 million, respectively.
                                    -9-

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)

                                                       Quarter Ended
                                                         March 31,
                                                    1995          1994
                                                 (In millions of dollars)
(1)  SEGMENT DATA (Continued)

INCOME (LOSS) FROM OPERATIONS

Industry Segments

  Building Products
    United States                                 $     32      $    (26)
    Europe                                               8             4
    Canada and other                                     7           (21)
                                                  --------      --------
       Total Building Products                          47           (43)
                                                  --------      --------

  Composite Materials
    United States                                       34            19
    Europe                                               8           (13)
    Canada and other                                     3            (1)
                                                  --------      --------
       Total Composite Materials                        45             5
                                                  --------      --------

  General corporate expense                            (20)          (29)
                                                  --------      --------
       Income (loss) from operations                    72           (67)

  Cost of borrowed funds                               (26)          (22)
                                                  --------      --------
       Income (loss) before provision
         for income taxes                         $     46      $    (89)
                                                  ========      ========
Geographic Segments

  United States                                   $     66      $     (7)
  Europe                                                16            (9)
  Canada and other                                      10           (22)
  General corporate expense                            (20)          (29)
                                                  --------      --------
       Income (loss) from operations                    72           (67)

  Cost of borrowed funds                               (26)          (22)
                                                  --------      --------
       Income (loss) before provision
         for income taxes                         $     46      $    (89)
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

In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company's 1994 Annual Report on Form l0-K, as filed with the Securities and Exchange Commission.


(3)  LONG-TERM DEBT AND STOCKHOLDERS' EQUITY

During the first quarter of 1995, the Company called, prior to maturity, approximately $150 million of its $173 million issue of 8% convertible junior subordinated debentures. These debentures were called in two separate tranches. The first tranche, representing the approximately $50 million issue of bearer debentures, was called in February 1995. The second tranche, representing an additional $100 million of debentures, was called in March 1995. (The remaining $23 million of debentures which were not called were converted by the holders during the first quarter of 1995.)

The debentures were convertible into shares of the Company's common stock at a conversion price of $29.75 (33.613 shares of common stock per $1,000 principal amount of debentures). Virtually all of the $50 million bearer debentures and approximately $13 million of the $100 million tranche of debentures were converted during March 1995. The conversion of these debentures, along with the additional conversion of $23 million of debentures referred to above, resulted in 2.9 million new shares of common stock issued and outstanding as of March 31, 1995. During April 1995, all of the remaining $87 million debentures were converted, resulting in an additional 2.9 million shares issued and outstanding, which are not reflected in the Company's consolidated balance sheet as of March 31, 1995.

In conjunction with the calling of the debentures, the Company paid fees of approximately $3 million which are reflected as other expense in the Company's consolidated statement of income for the quarter ended March 31, 1995.

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)



(3)  LONG-TERM DEBT AND STOCKHOLDERS' EQUITY (Continued)

Early in the first quarter of 1995, the Company completed the acquisitions of four privately-owned manufacturing and technology facilities in the western United States ("the acquisitions"). The aggregate purchase price of the acquisitions, including possible subsequent contingent consideration, was $26 million. The acquisitions were consummated by the exchange of 582,222 shares of the Company's common stock and less than $1 million in cash for all of the acquired assets and liabilities. The acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of the acquisitions have been included in the Company's consolidated financial statements subsequent to the acquisition date. The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. Goodwill of $22 million and a non-competition agreement of $3 million were recorded in this business combination and are being amortized over 40 years and 7 years, respectively, on a straight-line basis. The pro forma effect of the acquisitions was not material to net income for the three months ended March 31, 1994.


(4)  RESTRUCTURING OF OPERATIONS AND OTHER INITIATIVES

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions aimed at reducing costs and enhancing the Company's speed, focus, and efficiency. This $117 million pretax charge is comprised of an $89 million charge associated with the restructuring of the Company's business segments, as well as a $28 million charge, primarily composed of final costs associated with the administration of the Company's former commercial roofing business. The components of the $89 million restructure charge were revised during the first quarter of 1995 and include: $44 million for personnel reductions, $20 million for divestiture of non-strategic businesses and facilities, $22 million for business realignments, and $3 million for other actions. The $44 million cost for personnel reductions primarily represents severance and other personnel costs associated with the elimination of nearly 400 positions worldwide. The primary employee groups affected include science and technology personnel, field sales personnel, corporate administrative personnel, and commercial roofing and resin business personnel.

As of March 31, 1995, the Company has recorded approximately $60 million in cumulative costs against its 1994 restructure reserve, of which $45 million represents actual cash expenditures and $15 million represents the non-cash effects of asset write-offs and business realignments. The $45 million cash expenditure includes personnel reduction costs of $31 million, primarily composed of severance costs for over 300 employees. The remaining $14 million cash expenditure includes $12 million for costs associated with the divestiture or realignment of businesses and facilities and $2 million for other actions.
                                   -12-

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)




(5)  GLASS MELTING FURNACE REBUILDS

Effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces. Previously, the Company established a reserve for the future rebuilding costs of its glass melting furnaces through a charge to earnings between dates of rebuilds. The change to the capital method provides a more appropriate measure of the Company's capital investment and is consistent with industry practice. The cumulative effect of this change in accounting method was an increase to earnings of $123 million, or $2.47 per share, net of related income taxes of $54 million. The effect of this change in accounting method was to increase depreciation expense and eliminate furnace rebuild provision.


(6)  POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires the Company to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. The cumulative effect of the adoption of this standard was an undiscounted charge of $28 million, or $.57 per share, net of related income taxes of $18 million.

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its non-U.S. plans. The cumulative effect of the adoption of this standard was a charge of $10 million, or $.20 per share. (The Company adopted Statement No. 106 for its U.S. plans effective January 1, 1991.)

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


(7)  INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's consolidated effective income tax rate is:

                                                       Quarter Ended
                                                         March 31,
                                                    1995          1994
          U. S. federal statutory rate                35%            (35)%
          Operating losses of foreign
            subsidiaries                                -             14
          Difference between foreign
            tax rates and U.S. statutory rate           -             (1)
          State and local income taxes                  3             (2)
          Other                                        (2)            (2)
                                                   ------         ------
          Effective tax rate                          36%           (26)%
                                                   ======         ======

(8)  INVENTORIES

Inventories are summarized as follows:

                                                March 31,    December 31,
                                                  1995           1994
                                                (In millions of dollars)
          Finished goods                       $      236      $      192
          Materials and supplies                      123             118
                                               ----------      ----------
                                                      359             310
          Less:  reduction to LIFO basis              (91)            (87)
                                               ----------      ----------
                                               $      268      $      223
                                               ==========      ==========

Approximately $113 million and $88 million of net inventories were valued using the LIFO method at March 31, 1995 and December 31, 1994, respectively.

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


(9)  CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:
                                                     Quarter Ended
                                                       March 31,
                                                  1995          1994
                                               (In millions of dollars)
          Income taxes                          $     1        $    (7)
          Cost of borrowed funds                      9              7

See Note 3 for supplemental disclosure of Non-cash Investing and Financing Activities.


(10)  LEASES

The Company currently has an operating lease commitment of approximately $4 million per year for the lease of its corporate headquarters facility in Toledo, Ohio through 1996. During the first quarter of 1995, the Company negotiated the lease of a new headquarters facility which will result in an operating lease beginning in late 1996. This operating lease results in future rental commitments of approximately $14 million per year through 2006 and $5 million per year through 2015.


(11)  ACCOUNTS RECEIVABLE SECURITIZATION

In January 1995, the Company sold an additional $50 million of accounts receivable of its Building Products North American operations to a 100% owned subsidiary, Owens-Corning Funding Corporation (OC Funding). In December 1994, OC Funding entered into a three-year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100 million. As of March 31, 1995, $100 million has been sold under this agreement and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The discount recorded on the sale of receivables is recorded as an increase in other expenses on the Company's consolidated statement of income.

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

Status

As of March 31, 1995, approximately 106,500 asbestos personal injury claims were pending against the Company, 10,100 of which were received in the first quarter of 1995. The Company received approximately 27,500 such claims in 1994, and 31,700 in 1993. Through March 31, 1995, the Company had resolved (by settlement or otherwise) approximately 149,800 asbestos personal injury claims. During 1993, 1994 and the first quarter of 1995, the Company resolved approximately 51,400 such claims and incurred total indemnity payments of $474 million (an average of less than $10,000 per case). The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


(12)  CONTINGENT LIABILITIES (Continued)

Insurance

As of March 31, 1995, the Company had approximately $295 million in unexhausted products hazard coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. Of this amount, $144 million will not be available until the years 1996 through 2000 under an agreement with the carrier confirming such insurance. An additional $24 million (out of the $295 million coverage) is presently the subject of coverage litigation or alternate dispute resolution procedures. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


(12)  CONTINGENT LIABILITIES (Continued)

                                             Asbestos Litigation Claims
                                               March 31,   December 31,
                                                 1995          1994
                                              (In millions of dollars)
     Reserve for asbestos litigation claims

         Current                                $   275        $   300
         Other                                    1,072          1,145
                                                -------        -------
           Total Reserve                          1,347          1,445

     Insurance for asbestos litigation claims

         Current                                    125            125
         Other                                      508            556
                                                -------        -------
           Total Insurance                          633            681
                                                -------        -------
         Net Asbestos Liability                 $   714        $   764
                                                =======        =======

Case filing rates have continued at historically high levels with the receipt of approximately 10,100 new claims during the first quarter of 1995, following the receipt of approximately 31,700 claims in 1993 and approximately 27,500 claims in 1994. Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in estimating the Company's asbestos Liabilities.

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

The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $295 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company has reviewed and will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.

The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.

Cash Expenditures

The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate $714 million, the Company's Liabilities, net of Insurance, before tax benefits. They will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its Insurance.

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

NON-ASBESTOS LIABILITIES

In October 1991, the Company and certain of its officers and directors were named as defendants in a lawsuit captioned Gaetana Lavalle v. Owens-Corning Fiberglas Corporation, et al. in the United States District Court for the Northern District of Ohio. Lavalle purports to be a securities class action on behalf of all purchasers of the Company's common stock during the period November 1, 1988 through October 18, 1991. The complaint alleges that the Company's disclosures during the alleged class period contained material misstatements and omissions concerning its contingent liabilities for asbestos claims. The defendants (including the Company) have entered into an agreement to settle this lawsuit with the alleged class, which settlement is subject to court approval after notice to the proposed class. Various other lawsuits and claims arising in the normal course of business are pending against the Company, some of which allege substantial damages. Management believes that the outcome of these lawsuits and claims will not have a materially adverse effect on the Company's financial position or results of operations.

(13)  SUBSEQUENT EVENTS

On May 10, 1995, Owens-Corning Capital, L.L.C., a Delaware limited liability company all of the common limited company interests in which are owned indirectly by the Company, completed a private offering of 4 million shares of Convertible Monthly Income Preferred Securities ("preferred securities"). The aggregate purchase price for the offering was $200 million.

The preferred securities are guaranteed in certain respects by the Company and are convertible, at the option of the holders, into Company common stock at the rate of 1.1416 shares of Company common stock for each preferred security (equivalent to a conversion price of $43.80 per common share). The Company cannot initiate any action relating to conversion until after June 1, 1998. Distributions on the preferred securities are cumulative and are payable at the annual rate of 6-1/2 percent of the liquidation preference of $50 per preferred security. The net proceeds of the offering were loaned to
                                   -20-

           OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


(13)  SUBSEQUENT EVENTS (Continued)

the Company and used by the Company to repay the $110 million short-term bank credit facility utilized for the 1994 U.K. acquisition, with the balance used to reduce borrowings under the Company's revolving credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 2 is on a fully diluted basis.)

RESULTS OF OPERATIONS

Net income for the first quarter of 1995 was $33 million, or $.68 per share, an increase of 83% from net income of $18 million, or $.40 per share, in the first quarter of 1994. The 1995 first quarter earnings growth resulted from increased volume and more favorable pricing, as well as the benefits of the 1994 acquisitions.

Net sales were $844 million for the quarter ended March 31, 1995, reflecting a 25% increase from the first quarter 1994 level of $677 million. Approximately two-thirds of the 1995 sales growth resulted from volume and pricing gains worldwide. The increase in volume was due in part to improved weather conditions in the U.S. during the first quarter of 1995. The balance of the sales growth reflects the benefits of the 1994 acquisitions of the United Kingdom-based insulation and industrial supply businesses of Pilkington plc ("the U.K. acquisition") and the United States-based UC Industries, Inc. ("UCI") as well as the favorable impact of a weaker U.S. dollar. Sales outside the U.S. increased 61% during the quarter, reflecting the Company's growing presence and improving economic conditions abroad. Gross margin for the quarter ended March 31, 1995 increased to 25%, compared to 23% in 1994, and income from ongoing operations increased to $72 million in the first quarter of 1995, up 44% from $50 million in 1994, largely reflecting the 1995 volume and price increases and the benefits of the productivity initiatives which the Company implemented in the first quarter of 1994.

Marketing and administrative expenses increased by $26 million in the first quarter of 1995 compared to the first quarter of 1994. This increase was primarily due to incremental costs from acquired businesses, costs of the Company's global brand awareness program, and additional costs of expanding into new global markets.

Net income of $18 million for the quarter ended March 31, 1994 included the following offsetting special items: an after-tax gain of $123 million, or $2.47 per share, reflecting a change to the capital method of accounting for the rebuilding of glass melting facilities; an after-tax charge of $85 million, or $1.70 per share, for productivity initiatives and other actions; a non-cash, after-tax charge of $10 million, or $.20 per share, to reflect adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for plans outside the United States; and a non-cash, after-tax charge of $28 million, or $.57 per share, to reflect adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Please see notes 4, 5 and 6 to the Consolidated Financial Statements.

In the Building Products segment, sales increased 30% for the quarter ended March 31, 1995 compared to the first quarter of 1994. Approximately three-fourths of this sales growth reflects the benefits of the 1994 acquisitions and increased demand worldwide. The balance of the sales growth resulted from more favorable pricing as well as favorable translation gains.


                                   -22-

Excluding the impact of the first quarter 1994 charge for restructure and other initiatives (please see notes 1 and 4 to the Consolidated Financial Statements), income from operations for total Building Products increased 74% in the first quarter of 1995, reflecting earnings growth in the United States, Europe, and Canada.

Building Products sales in the United States increased 20% over the first quarter 1994 level, supported by continued growth in the home improvement and related markets. Approximately one-fifth of this sales increase arose from the 1994 acquisition of UCI. The Company's roofing business showed improved performance during the quarter, resulting from increased volume and price, and improved weather conditions in the U.S.. The Company also benefited from a favorable market reception to its newly introduced PROMINENCE(TM) roofing shingle. Market reception of the Company's new PinkPlus(R) with Miraflex(TM) fiber insulation product has also been good.

In Europe, the Company completed the technology conversion of its acquired glass fiber insulation manufacturing facilities in the U. K. and added a second production line at its insulation plant in Vise, Belgium. The Company plans to open its previously announced 90%-owned joint venture insulation manufacturing facility in Guangzhou, China in July 1995.

In the Composite Materials segment, total sales increased 16% during the first quarter of 1995 compared to the 1994 level. Total Composite Materials sales grew 26% during the quarter, when adjusted for the deconsolidation of the Company's resins business which became an unconsolidated joint venture on September 30, 1994.

In Europe, the Company continues to benefit from economic improvement. Composite sales were up 40% over the first quarter of 1994, reflecting increased demand and pricing, as well as a favorable currency impact. Income from ongoing operations increased from a break-even level in the first quarter of 1994 to 8% of sales in the first quarter of 1995. The Company expects the European economic recovery to continue throughout 1995.

In April 1995, the Company opened its new manufacturing plant for glass-reinforced plastic pipe in Changchun, China. The Company also announced the formation of a pipe joint venture in Argentina and the opening of a service center in Bogota, Colombia to support and enhance sales of composite materials in that region.

The Company's cost of borrowed funds for the quarter ended March 31, 1995 was $4 million higher than 1994 due to increased borrowing and higher interest rates during the first quarter of 1995. In April 1995, the Company completed the conversion of its 8% convertible junior subordinated debentures into shares of common stock. This conversion reduced the Company's overall debt and will save $13.8 million in annual interest expense in the future. Please see note 3 to the Consolidated Financial Statements.
                                   -23-

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding asbestos-related activities, was negative $56 million for the first quarter of 1995, compared to negative $16 million for the first quarter of 1994. Total receivables at March 31, 1995 were $12 million higher than the December 31, 1994 level due to an increase in sales, offset largely by the sale of $50 million in receivables which occurred in early January 1995. Please see note 11 to the Consolidated Financial Statements. Net inventories increased from $223 million at December 31, 1994 to $268 million at March 31, 1995 due to anticipated seasonal demand for building products worldwide, while accounts payable and accrued liabilities decreased from $598 million at December 31, 1994 to $545 million at March 31, 1995.

The Company's net working capital was negative $33 million and its current ratio was .97 at March 31, 1995 compared to negative $143 million and .87, respectively, at December 31, 1994. The improvement in 1995 was primarily due to the increase in net inventories as well as the decrease in accounts payable during the first quarter of 1995.

The Company's total borrowings at March 31, 1995 were $49 million higher than at year-end 1994. Typically, the Company reports greater cash usage during the first half of the year as the Company builds inventories and other working capital. During the first quarter of 1995, the Company increased its available line of credit under its Canadian credit facility, which now has a commitment of 115 million Canadian dollars (82 million U.S. dollars). As of March 31, 1995, the Company had total unused lines of credit of $230 million available under long-term bank loan facilities and an additional $129 million under short-term facilities, compared to $293 million and $91 million, respectively, at December 31, 1994. The net decline in unused available lines of credit reflects the Company's higher borrowings, partially offset by a decrease in outstanding letters of credit supporting appeals from asbestos trials (which reduce credit availability under the Company's long-term U.S. bank loan facility).

During the first quarter of 1995, the Company called, prior to maturity, approximately $150 million of its $173 million issue of 8% convertible junior subordinated debentures. The $23 million of debentures which were not called were converted by the holders during the first quarter of 1995. The debentures were convertible into shares of the Company's common stock at a conversion price of $29.75 per share, representing 33.613 shares of common stock per $1,000 principal amount. As of March 31, 1995, approximately $86 million of the $173 million issue of debentures were converted, resulting in
2.9 million new shares of common stock issued and outstanding. During April 1995, all of the remaining $87 million of debentures were converted, resulting in an additional 2.9 million shares of common stock issued and outstanding, which are not reflected in the Company's consolidated balance sheet as of March 31, 1995. The conversion of these debentures into shares of common stock has no impact on the Company's fully diluted earnings per share as these shares have already been reflected in that calculation. Debentures not converted were redeemed for cash at face value with a 5.6% premium and accrued interest. Please see note 3 to the Consolidated Financial Statements.

Capital spending for property, plant and equipment was $59 million during the first quarter of 1995. At the end of the first quarter, approved capital projects were $139 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during the first quarter of 1995, including $10 million in defense costs, were $98 million. Proceeds from insurance were $48 million, resulting in a net pretax cash outflow of $50 million, or $30 million after-tax. During the first quarter of 1995, the Company received approximately 10,100 new asbestos personal injury cases and closed approximately 10,800 cases. Over the next twelve months, total payments for asbestos litigation claims, including defense costs, are expected to be approximately $275 million. Proceeds from insurance of $125 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $150 million, or $91 million after-tax. Please see note 12 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the first quarter of 1995, the Company was designated as a PRP in such federal, state, local or private proceedings for two additional sites. At March 31, 1995, a total of 37 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $26 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include glass fiber manufacturing and asphalt processing activities. The Company currently expects glass fiber manufacturing to be regulated by 1997. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a material adverse effect on the Company's results of operations, financial condition, or long-term liquidity.

FUTURE REQUIRED ACCOUNTING CHANGE

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
121). The Company is required to adopt the new standard no later than January 1, 1996. The Company does not expect the cumulative effect of the adoption of SFAS No. 121 to be material to the consolidated financial statements.

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See the paragraphs in Note 12, Contingent Liabilities, to the Consolidated Financial Statements above, which are incorporated here by reference.

ITEM 2.  CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended March 31, 1995.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended March 31, 1995 by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended March 31, 1995, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended March 31, 1995, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 1995.

ITEM 5.  OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K.

     During the quarter ended March 31, 1995, the Company filed the following three (3) Current Reports on Form 8-K, each under Item 5, "Other Events":

     (1) Dated January 21, 1995 -- to make publicly available the consolidated financial statements of the Company for the year ended December 31, 1994. The following financial statements were filed as part of such Current Report:

              Owens-Corning Fiberglas Corporation and Subsidiaries Consolidated Financial Statements as of December 31, 1994 and 1993, together with Auditors' Report:

                 -  Report of Independent Public Accountants

                 -  Summary of Significant Accounting Policies

                 - Consolidated Statement of Income - for the years ended December 31, 1994, 1993, and 1992

                 -  Consolidated Balance Sheet - December 31, 1994 and 1993

                 - Consolidated Statement of Stockholders' Equity - for the years ended December 31, 1994, 1993, and 1992

                 -  Notes to Consolidated Financial Statements - Notes 1
                    through 22

     (2) Dated February 9, 1995 -- to announce the Company's call for redemption of the $50 million of its 8% Convertible Junior Subordinated Debentures due 2005 held in bearer form.

     (3) Dated March 14, 1995 -- to announce the Company's call for redemption of all of its outstanding 8% Convertible Junior Subordinated Debentures due 2005.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OWENS-CORNING FIBERGLAS CORPORATION
                                                     Registrant



Date                                  By  /s/David W. Devonshire
      ------------                        -------------------------------
                                          David W. Devonshire
                                          Senior Vice President and Chief
                                          Financial Officer


Date                                  By  /s/Domenico Cecere
      ------------                        --------------------------------
                                          Domenico Cecere
                                          Vice President and Controller

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

(10)            Material Contracts.

                The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1994:

                   -  1995 Corporate Incentive Plan - General Terms

                   -  Agreement, dated as of January 1, 1995, with William
                      W. Colville

(11) Statement re Computation of Per Share Earnings (filed herewith).

(27)            Financial Data Schedule (filed herewith).

(99)            Additional Exhibits.

                Subsidiaries of Owens-Corning Fiberglas Corporation, as amended (filed herewith).