Form 10-Q
period 1995-06-30
OWENS CORNING FIBERGLAS CORP
filed 1995-08-14
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                 Washington, D. C.  20549

                         FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934




            For the Quarter Ended June 30, 1995

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


                          Yes [ X ]         No [   ]

Shares of common stock, par value $.10 per share, outstanding at
                       July 31, 1995

                        50,731,842

                            -2-

               PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF INCOME

                                    Quarter      Six Months
                                     Ended          Ended
                                   June 30,       June 30,
                                 -------------  -------------
                                 1995   1994     1995  1994
                                 ----   ----     ----  ----
                                    (In millions of dollars,
                                       except share data)
NET SALES                      $  877 $  852   $1,721$1,529

COST OF SALES                     639    644    1,269 1,167
                               ------ ------   ------------
  Gross margin                    238    208      452   362

OPERATING EXPENSES

  Marketing and administrative
    expenses                      103     92      216   179
  Science and technology expenses  18     17       36    33
  Restructuring costs (Note 5)      -      -        -    89
  Other (Notes 3, 4, 5, and 11)     2      4       13    33
                               ------ ------   ------------
     Total operating expenses     123    113      265   334
                               ------ ------   ------------

INCOME FROM OPERATIONS            115     95      187    28

Cost of borrowed funds             23     23       49    45
                               ------ ------   ------------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                     92     72      138   (17)

Provision for income taxes (Note 8)33     26       50     3
                               ------ ------   ------------
INCOME (LOSS) BEFORE EQUITY IN NET
  INCOME OF AFFILIATES             59     46       88   (20)

Equity in net income (loss) of
  affiliates                        4     (1)       7    (2)
                               ------ ------   ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES            63     45       95   (22)

Cumulative effect of accounting changes
  (Notes 6 and 7)                   -      -        -    85
                               ------ ------   ------------
NET INCOME                     $   63 $   45   $   95$   63
                               ====== ======   ============

The accompanying notes are an integral part of this statement.
                            -3-

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF INCOME
                        (Continued)

                                    Quarter      Six Months
                                     Ended          Ended
                                   June 30,       June 30,
                                 -------------  -------------
                                 1995   1994     1995  1994
                                 ----   ----     ----  ----
                                    (In millions of dollars,
                                       except share data)
NET INCOME PER COMMON SHARE

  Primary:

    Income (loss) before cumulative
      effect of accounting changes$ 1.25$ 1.03 $ 1.98$ (.49)

    Cumulative effect of accounting
      changes                       -      -        -  1.93
                               ------ ------   ------------

    Net income per share       $ 1.25 $ 1.03   $ 1.98$ 1.44
                               ====== ======   ============


  Assuming full dilution:

    Income (loss) before cumulative
      effect of accounting changes$ 1.20$  .95 $ 1.88$ (.35)

    Cumulative effect of accounting
      changes                       -      -        -  1.70
                               ------ ------   ------------

    Net income per share       $ 1.20 $  .95   $ 1.88$ 1.35
                               ====== ======   ============


  Weighted average number of common
    shares outstanding and common
    equivalent shares during the period
    (in millions) (Notes 3 and 4)

      Primary                    50.4   44.1     48.0  44.0
      Assuming full dilution     53.4   49.9     52.3  49.8






The accompanying notes are an integral part of this statement.
                            -4-

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEET


                                 June 30,    December 31,
                                   1995          1994
                               ------------- ------------
ASSETS                            (In millions of dollars)
CURRENT
  Cash and cash equivalents           $    7       $   59
  Receivables (Note 11)                  362          329
  Inventories (Note 9)                   314          223
  Deferred income taxes                  158          156
  Insurance for asbestos litigation
    claims - current portion (Note 12)   125          125
  Other current assets                    71           38
                                      ------       ------
     Total current                     1,037          930
                                      ------       ------

OTHER
  Goodwill (Note 3)                      178          151
  Investments in affiliates               78           74
  Deferred income taxes                  261          308
  Insurance for asbestos litigation
    claims (Note 12)                     475          556
  Other noncurrent assets                153          122
                                      ------       ------
     Total other                       1,145        1,211
                                      ------       ------

PLANT AND EQUIPMENT, at cost
  Land                                    53           51
  Buildings and leasehold improvements   574          553
  Machinery and equipment              2,233        2,172
  Construction in progress               175          125
                                      ------       ------
                                       3,035        2,901

  Less--Accumulated depreciation      (1,834)      (1,768)
                                      ------       ------
     Net plant and equipment           1,201        1,133
                                      ------       ------
TOTAL ASSETS                          $3,383       $3,274
                                      ======       ======








The accompanying notes are an integral part of this statement.
                           -5-

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEET
                        (Continued)

                                 June 30,    December 31,
                                   1995          1994
                               ------------- ------------
                                  (In millions of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
  Accounts payable and accrued
    liabilities                       $  515       $  598
  Reserve for asbestos litigation
    claims - current portion (Note 12)   300          300
  Short-term debt                        144          155
  Long-term debt - current portion        24           20
  Accrued income taxes                     5            -
                                      ------       ------
     Total current                       988        1,073
                                      ------       ------
LONG-TERM DEBT (Note 3)                  883        1,037
                                      ------       ------

OTHER
  Reserve for asbestos litigation
    claims (Note 12)                     990        1,145
  Other employee benefits liability      381          390
  Pension plan liability                  77           77
  Other                                  241          232
                                      ------       ------
     Total other                       1,689        1,844
                                      ------       ------
COMMITMENTS AND CONTINGENCIES (Note 12)

MINORITY INTEREST (Note 4)               194            -

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, no par value; authorized
    8,000,000 shares, none outstanding
  Common stock, par value $.10 per share;
    authorized 100,000,000 shares; issued
    50.7 million shares at June 30, 1995,
    and 44.2 million shares at
    December 31, 1994                    545          348
  Deficit                               (918)      (1,012)
  Foreign currency translation adjustments17           (1)
  Other                                  (15)         (15)
                                      ------       ------
     Total stockholders' equity         (371)        (680)
                                      ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$3,383   $3,274
                                      ======       ======

The accompanying notes are an integral part of this statement.
                            -6-

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CASH FLOWS

                                    Quarter      Six Months
                                     Ended          Ended
                                   June 30,       June 30,
                                 -------------  -------------
                                 1995   1994     1995  1994
                                 ----   ----     ----  ----
                                    (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income                   $   63 $   45   $   95$   63

  Reconciliation of net cash provided
    by operating activities:
    Noncash items:
      Cumulative effect of accounting
        changes                     -      -        -   (85)
      Provision for depreciation and
        amortization               31     28       61    55
      Provision for deferred income
        taxes                      27      7       41    21
      Other                         3      1       12     5
    (Increase) in receivables (Note 11)(19)(46)   (18)  (80)
    (Increase) decrease in inventories(44)24      (84)  (15)
    Increase (decrease) in accounts
      payable and accrued liabilities(31) (29)    (99)    7
    Increase (decrease) in accrued
      income taxes                 21     15       15   (10)
    Other                         (49)   (26)     (77)   42
                               ------ ------   ------------
       Net cash flow from operations2     19      (54)    3
                               ------ ------   ------------


NET CASH FLOW FROM INVESTING

  Additions to plant and equipment(55)   (64)    (114) (104)
  Investment in subsidiaries, net of cash
    acquired                        -   (107)       -  (107)
  Other                             2      1        -     2
                               ------ ------   ------------
       Net cash flow from investing(53) (170)    (114) (209)
                               ------ ------   ------------








The accompanying notes are an integral part of this statement.
                            -7-

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Continued)

                                    Quarter      Six Months
                                     Ended          Ended
                                   June 30,       June 30,
                                 -------------  -------------
                                 1995   1994     1995  1994
                                 ----   ----     ----  ----
                                    (In millions of dollars)
NET CASH FLOW FROM FINANCING (Note 3)

  Net additions (reductions) to
    long-term credit facilities$  (36)$  129   $   70$  223
  Other additions to long-term debt17      -       51     -
  Other reductions to long-term debt(74)  (6)    (102)  (26)
  Net increase (decrease) in
    short-term debt               (32)    60      (19)  101
  Issuance of preferred stock of
    subsidiaries, net of fees (Note 4)194  -      194     -
  Other                             1      3       (7)    4
                               ------ ------   ------------
     Net cash flow from financing  70    186      187   302
                               ------ ------   ------------

NET CASH FLOW FROM ASBESTOS-RELATED
  ACTIVITIES (Note 12)

  Proceeds from insurance for asbestos
    litigation claims              33     14       81    28
  Payments for asbestos litigation
    claims                        (57)   (39)    (155) (112)
                               ------ ------   ------------
     Net cash flow from asbestos-
       related activities         (24)   (25)     (74)  (84)
                               ------ ------   ------------

Effect of exchange rate changes on cash2   -        3     -

Net increase (decrease) in cash
  and cash equivalents             (3)    10      (52)   12

Cash and cash equivalents at
  beginning of period              10      5       59     3
                               ------ ------   ------------
Cash and cash equivalents at end
  of period                    $    7 $   15   $    7$   15
                               ====== ======   ============




The accompanying notes are an integral part of this statement.
                            -8-

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Quarter      Six Months
                                     Ended          Ended
                                   June 30,       June 30,
                                 -------------  -------------
(1)  SEGMENT DATA                1995   1994     1995  1994
                                 ----   ----     ----  ----
NET SALES                           (In millions of dollars)
Industry Segments
  Building Products
    United States              $  493 $  499   $  949$  878
    Europe                         62     34      127    57
    Canada and other               20     39       51    62
                               ------ ------   ------------
       Total Building Products    575    572    1,127   997
                               ------ ------   ------------
  Composite Materials
    United States                 151    161      303   312
    Europe                        115     87      220   162
    Canada and other               36     32       71    58
                               ------ ------   ------------
       Total Composite Materials  302    280      594   532
                               ------ ------   ------------
Intersegment sales
  Building Products                 -      -        -     -
  Composite Materials              26     28       52    50
  Eliminations                    (26)   (28)     (52)  (50)
                               ------ ------   ------------
       Net sales               $  877 $  852   $1,721$1,529
                               ====== ======   ============
Geographic Segments
  United States                $  644 $  660   $1,252$1,190
  Europe                          177    121      347   219
  Canada and other                 56     71      122   120
                               ------ ------   ------------
                                  877    852    1,721 1,529
                               ------ ------   ------------
Intersegment sales
  United States                    14      9       27    19
  Europe                            3      7        7    15
  Canada and other                 25     28       45    47
  Eliminations                    (42)   (44)     (79)  (81)
                               ------ ------   ------------
       Net sales               $  877 $  852   $1,721$1,529
                               ------ ------   ------------

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

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)

                                    Quarter      Six Months
                                     Ended          Ended
                                   June 30,       June 30,
                                 -------------  -------------
(1)  SEGMENT DATA (Continued)    1995   1994     1995  1994
                                 ----   ----     ----  ----
INCOME (LOSS) FROM OPERATIONS       (In millions of dollars)
Industry Segments
  Building Products
    United States              $   56 $   52   $   88$   26
    Europe                          5      4       13     8
    Canada and other                1     12        8    (9)
                               ------ ------   ------------
       Total Building Products     62     68      109    25
                               ------ ------   ------------

  Composite Materials
    United States                  41     34       75    53
    Europe                         15      2       23   (11)
    Canada and other                6      1        9     -
                               ------ ------   ------------
       Total Composite Materials   62     37      107    42
                               ------ ------   ------------

  General corporate expense        (9)   (10)     (29)  (39)
                               ------ ------   ------------
       Income from operations     115     95      187    28

  Cost of borrowed funds          (23)   (23)     (49)  (45)
                               ------ ------   ------------
       Income (loss) before provision
         for income taxes      $   92 $   72   $  138$  (17)
                               ====== ======   ============
Geographic Segments
  United States                $   97 $   86   $  163$   79
  Europe                           20      6       36    (3)
  Canada and other                  7     13       17    (9)
  General corporate expense        (9)   (10)     (29)  (39)
                               ------ ------   ------------
       Income from operations     115     95      187    28

  Cost of borrowed funds          (23)   (23)     (49)  (45)
                               ------ ------   ------------
       Income (loss) before provision
         for income taxes      $   92 $   72   $  138$  (17)
                               ====== ======   ============


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


(3)  LONG-TERM DEBT AND STOCKHOLDERS' EQUITY

During the first quarter of 1995, the Company called, prior to maturity, approximately $150 million of its $173 million issue of 8% convertible junior subordinated debentures. The remaining $23 million of debentures which were not called were converted by the holders during the first quarter of 1995.

The debentures were convertible into shares of the Company's common stock at a conversion price of $29.75 (33.613 shares of common stock per $1,000 principal amount of debentures). During the first quarter of 1995 approximately $63 million of debentures were converted. During the second quarter of 1995, the remaining $87 million of debentures were converted.
The conversion of these debentures, along with the additional conversion of $23 million of debentures referred to above, resulted in the issuance of 5.8 million new shares of common stock.

In conjunction with the calling of the debentures, the Company paid fees of approximately $3 million which are reflected as other expenses on the Company's consolidated statement of income for the six months ended June 30, 1995.

In May 1995, the Company repurchased a portion of its $140 million issue of Eurobonds for $79 million. In connection with this repurchase, the Company recorded $3 million as other expenses on the consolidated statement of income for the quarter ended June 30, 1995.

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)



(3)  LONG-TERM DEBT AND STOCKHOLDERS' EQUITY (Continued)

Early in the first quarter of 1995, the Company completed the acquisitions of four privately-owned manufacturing and technology facilities in the western United States ("the acquisitions"). The aggregate purchase price of the acquisitions, including possible subsequent contingent consideration, was $26 million. The acquisitions were consummated by the exchange of 582,222 shares of the Company's common stock and less than $1 million in cash for all of the acquired assets and liabilities. The acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of the acquisitions have been included in the Company's consolidated financial statements subsequent to the acquisition date. The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. Goodwill of $22 million and a non-competition agreement of $3 million were recorded in this business combination and are being amortized over 40 years and 7 years, respectively, on a straight-line basis. The pro forma effect of the acquisitions was not material to net income for the six months ended June 30, 1994.


(4)  CONVERTIBLE MONTHLY INCOME PREFERRED SECURITIES

On May 10, 1995, Owens-Corning Capital, L.L.C., a Delaware limited liability company, all of the common limited company interests in which are owned indirectly by the Company, completed a private offering of 4 million shares of Convertible Monthly Income Preferred Securities ("preferred securities"). The aggregate purchase price for the offering was $200 million.

The preferred securities are guaranteed in certain respects by the Company and are convertible, at the option of the holders, into Company common stock at the rate of 1.1416 shares of Company common stock for each preferred security (equivalent to a conversion price of $43.80 per common share). The Company cannot initiate any action relating to conversion until after June 1, 1998. Distributions on the preferred securities are cumulative and are payable at the annual rate of 6-1/2 percent of the liquidation preference of $50 per preferred security. The distributions are recorded as an increase in other expenses on the Company's consolidated statement of income.

The proceeds of the offering were loaned to the Company and used by the Company to repay the $110 million short-term bank credit facility utilized for the 1994 U.K. acquisition, with the balance used to reduce borrowings under the Company's revolving credit facilities.

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)



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

As of June 30, 1995, the Company has recorded approximately $65 million in cumulative costs against its 1994 restructure reserve, of which $50 million represents actual cash expenditures and $15 million represents the non-cash effects of asset write-offs and business realignments. The $50 million cash expenditure includes personnel reduction costs of $35 million, primarily composed of severance costs for over 300 employees. The remaining $15 million cash expenditure includes $12 million for costs associated with the divestiture or realignment of businesses and facilities and $3 million for other actions.


(6)  GLASS MELTING FURNACE REBUILDS

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

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)



(7)  POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

(8)  INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's consolidated effective income tax rate is:

                                Quarter        Six Months
                                 Ended           Ended
                               June 30,         June 30,
                           ---------------- ----------------
                            1995     1994    1995    1994
                           ------   ------  ------  ------
     U. S. federal statutory rate35%    35%     35%    (35)%
     Operating losses of foreign
       subsidiaries             -       (3)      -      63
     Difference between foreign
       tax rates and U.S.
       statutory rate           -        2       -       4
     State and local income taxes   2    3       2       2
     Adjustment to valuation
       allowance                -       (7)      -     (28)
     Other                     (1)       6      (1)     11
                           ------   ------  ------  ------
     Effective tax rate        36%      36%     36%     17%
                           ======   ======  ======  ======

/TABLE

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)


(9)  INVENTORIES

Inventories are summarized as follows:
                                      June 30,   December 31,
                                        1995         1994
                                    -------------------------
                                     (In millions of dollars)
          Finished goods                $  268      $  192
          Materials and supplies           137         118
                                        ------      ------
                                           405         310
          Less:  reduction to LIFO basis   (91)        (87)
                                        ------      ------
                                        $  314      $  223
                                        ======      ======

Approximately $139 million and $88 million of net inventories were valued using the LIFO method at June 30, 1995 and December 31, 1994, respectively.

(10)  CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:
                                 Quarter        Six Months
                                  Ended           Ended
                                June 30,         June 30,
                            ---------------- ----------------
                              1995    1994    1995    1994
                             ------  ------  ------  ------
     Income taxes            $  (23) $    1  $  (22) $   (6)
     Cost of borrowed funds      40      36      49      43

See Note 3 for supplemental disclosure of Non-cash Investing and Financing Activities.

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)



(11)  ACCOUNTS RECEIVABLE SECURITIZATION

In December 1994, Owens-Corning Funding Corporation (OC Funding) entered into a three-year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100 million. As of June 30, 1995, $100 million has been sold under this agreement and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The discount of $4 million on the sale of receivables has been recorded as an increase in other expenses on the Company's consolidated statement of income for the six months ended June 30, 1995.

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

Status

As of June 30, 1995, approximately 116,400 asbestos personal injury claims were pending against the Company, 23,200 of which were received in the first half of 1995. The Company received approximately 27,500 such claims in 1994, and 31,700 in 1993. Through June 30, 1995, the Company had resolved
(by settlement or otherwise) approximately 153,000 asbestos personal injury claims. During 1993, 1994 and the first half of 1995, the Company resolved approximately 54,600 such claims and incurred total indemnity payments of $513 million (an average of less than $10,000 per case). The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to
                           -16-

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)



(12)  CONTINGENT LIABILITIES (Continued)

asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

Insurance

As of June 30, 1995, the Company had approximately $262 million in unexhausted products hazard coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. Of this amount, $144 million will not be available until the years 1996 through 2000 under an agreement with the carrier confirming such insurance. An additional $24 million (out of the $262 million coverage) is presently the subject of coverage litigation or alternate dispute resolution procedures. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

Reserve

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999 (the "Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:
                           -17-

   OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)


(12)  CONTINGENT LIABILITIES (Continued)

                                             Asbestos Litigation Claims
                                      June 30, December 31,
                                       1995        1994
                                   (In millions of dollars)
     Reserve for asbestos litigation claims

         Current                      $   300     $   300
         Other                            990       1,145
                                      -------     -------
           Total Reserve                1,290       1,445

     Insurance for asbestos litigation claims

         Current                          125         125
         Other                            475         556
                                      -------     -------
           Total Insurance                600         681
                                      -------     -------
         Net Asbestos Liability       $   690     $   764
                                      =======     =======

Case filing rates have continued at historically high levels with the receipt of approximately 23,200 new claims during the first half of 1995, following the receipt of approximately 27,500 claims in 1994 and approximately 31,700 claims in 1993. Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in estimating the Company's asbestos Liabilities.

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

The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $262 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company has reviewed and will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.

The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.

Cash Expenditures

The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate $690 million, the Company's Liabilities, net of Insurance, before tax benefits. They will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its Insurance.

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

RESULTS OF OPERATIONS

Net income for the second quarter of 1995 was $63 million, or $1.20 per share, an increase of 38% from net income of $45 million, or $.95 per share, in the second quarter of 1994. Net sales were $877 million during the second quarter of 1995, compared to $852 million during the second quarter of 1994. The results for the second quarter were largely driven by the Company's worldwide composites business, significant improvements in all of the Company's European businesses, and benefits of the 1994 productivity initiatives. Gross margin for the quarter ended June 30, 1995 increased to 27%, compared to 24% in 1994, and income from operations increased to $115 million in the second quarter of 1995, up 21% from $95 million in 1994.

Marketing and administrative expenses increased by $11 million in the second quarter of 1995 compared to the second quarter of 1994. This increase was primarily due to incremental costs from acquired businesses and additional costs of expanding into new global markets.

For the six months ended June 30, 1995, the Company reported net income of $95 million, or $1.88 per share, compared to $63 million, or $1.35 per share, for the comparable 1994 period. This earnings growth reflects more favorable pricing, the benefits of the 1994 acquisitions of the United Kingdom-based insulation and industrial supply businesses of Pilkington plc ("the U.K. acquisition") and the United States-based UC Industries, Inc. ("UCI"), as well as productivity initiatives.

Net sales were $1.721 billion for the six months ended June 30, 1995, reflecting a 13% increase from the 1994 level of $1.529 billion. Approximately one-half of the 1995 sales growth resulted from pricing gains worldwide. The balance of the sales growth reflects the benefits of the 1994 acquisitions as well as the favorable impact of a weaker U.S. dollar.

In the Building Products segment, sales for the quarter ended June 30, 1995 were even compared to the second quarter of 1994, but were up 13% for the first half of 1995. Excluding the impact of the first quarter 1994 charge for restructure and other initiatives (please see notes 1 and 5 to the Consolidated Financial Statements), income from operations for total Building Products increased 15% in the first half of 1995 but was down 9% for the quarter primarily due to the weak Canadian economy. The weakness in Canada, anticipated lower housing starts in the U.S. and softness in retail sales, were significantly offset by improved U.S. margins and contributions from the Company's expanding European business.

In Europe, the Company continues to realize the benefits of its acquired glass fiber insulation manufacturing facilities in the U. K. During the second quarter of 1995, the Company's Board of Directors approved plans to build a second insulation plant in China in order to take advantage of significant market demand in that region. The Company plans to begin production at its previously announced 90%-owned joint venture insulation manufacturing facility in Guangzhou, China by the end of the summer.

In the Composite Materials segment, total sales increased 8% during the second quarter of 1995 compared to the 1994 level. Total Composite Materials sales grew 20% during the quarter when adjusted for the deconsolidation of the Company's resins business, which became an unconsolidated 50%-owned joint venture on September 30, 1994. Income from operations was up 68% from the second quarter of 1994, led by increasing strength in Europe, productivity improvements, and pricing gains worldwide.

In Europe, where the Company continues to benefit from economic improvement, Composite sales were up 32% over the second quarter of 1994, reflecting increased demand and pricing, as well as a favorable currency impact.
Income from operations for European Composites increased from 2% of sales in the second quarter of 1994 to 13% of sales in the second quarter of 1995. The Company expects the European economic recovery to continue throughout 1995.

In April 1995, the Company opened its new manufacturing plant for large-diameter glass-reinforced plastic pipe in Changchun, China and announced the formation of a pipe joint venture in Argentina. The Company also opened a distribution center in Bogota to serve new customers in Colombia, Ecuador, Peru and Venezuela.

The Company's cost of borrowed funds of $23 million for the quarter ended June 30, 1995 was comparable to the second quarter 1994 level as reduced borrowings were offset by higher interest rates during the second quarter of 1995. In April 1995, the Company completed the conversion of its 8% convertible junior subordinated debentures into shares of common stock.
This conversion reduced the Company's overall debt and saves $13.8 million in annual interest expense. Please see note 3 to the Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding asbestos-related activities, was $2 million for the second quarter of 1995, compared to $19 million for the second quarter of 1994. Typically, the Company reports greater cash usage during the first half of the year as the Company builds inventories and other working capital. Total receivables at June 30, 1995 were $33 million higher than the December 31, 1994 level due to an increase in sales, offset largely by the sale, on a revolving basis, of an additional $50 million in receivables which occurred in early January 1995. Please see note 11 to the Consolidated Financial Statements. Net inventories increased from $223 million at December 31, 1994 to $314 million at June 30, 1995 due to anticipated seasonal demand for building products worldwide, while accounts payable and accrued liabilities decreased from $598 million at December 31, 1994 to $515 million at June 30, 1995.

The Company's net working capital was $49 million and its current ratio was
1.05 at June 30, 1995 compared to negative $143 million and .87, respectively, at December 31, 1994. The improvement in 1995 was primarily due to the increase in net inventories as well as the decrease in accounts payable during the first half of 1995.

During the first quarter of 1995, the Company called, prior to maturity, approximately $150 million of its $173 million issue of 8% convertible junior subordinated debentures. The $23 million of debentures which were not called were converted by the holders during the first quarter of 1995. The debentures were convertible into shares of the Company's common stock at a conversion price of $29.75 per share, representing 33.613 shares of common stock per $1,000 principal amount. During March and April 1995, virtually all of the $173 million of debentures were converted, which resulted in the issuance of 5.8 million new shares of common stock. The conversion of these debentures into shares of common stock has no impact on the Company's fully diluted earnings per share as these shares have already been reflected in that calculation. Debentures not converted were redeemed for cash at face value with a 5.6% premium and accrued interest.

During the second quarter of 1995, Owens-Corning Capital, L.L.C., a Delaware limited liability company, of which all of the common limited company interests are indirectly owned by the Company, issued $200 million of 6.5% cumulative convertible preferred securities. The proceeds from the issuance were partially used to repay the Company's short-term credit facility.

The Company's total borrowings at June 30, 1995 were $161 million lower than at year-end 1994. During the second quarter of 1995, the Company increased its available line of credit under its Canadian credit facility, which now has a commitment of 125 million Canadian dollars (91 million U.S. dollars). As of June 30, 1995, the Company had total unused lines of credit of $278 million available under long-term bank loan facilities and an additional $125 million under short-term facilities, compared to $293 million and $91 million, respectively, at December 31, 1994. The net increase in unused available lines of credit was created by decreased borrowings coupled with a decrease in outstanding letters of credit supporting appeals from asbestos trials (which reduce credit availability under the Company's long-term U.S. bank loan facility). Please see notes 3 and 4 to the Consolidated Financial Statements.

Capital spending for property, plant and equipment was $55 million during the second quarter of 1995. At the end of the second quarter, approved capital projects were $117 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during the second quarter of 1995, including $13 million in defense costs, were $57 million. Proceeds from insurance were $33 million, resulting in a net pretax cash outflow of $24 million, or $14 million after-tax. During the second quarter of 1995, the Company received approximately 13,100 new asbestos personal injury cases and closed approximately 3,200 cases. Over the next twelve months, total payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million. Proceeds from insurance of $125 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $175 million, or $105 million after-tax. Please see note 12 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the second quarter of 1995, the Company was designated as a PRP in such federal, state, local or private proceedings for one additional site. At June 30, 1995, a total of 37 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has a $26 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES

(a)None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities were materially modified in the quarter ended June 30, 1995.

(b)None of the rights evidenced by any class of the Company's registered securities were materially limited or qualified in the quarter ended June 30, 1995 by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)During the quarter ended June 30, 1995, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)During the quarter ended June 30, 1995, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)The Company's annual meeting of stockholders was held April 20, 1995.

(c)The matters voted upon at the meeting, and the votes cast with respect to each, were:

  1. Election of four directors for a term expiring in 1998: William W. Colville - 38,226,769 shares cast for election and 867,567 shares withheld; Landon Hilliard - 38,694,707 shares cast for election and 399,629 shares withheld; Glen H. Hiner - 38,344,712 shares cast for election and 749,624 shares withheld; and Sir Trevor Holdsworth - 38,649,133 shares cast for election and 445,203 shares withheld.

  2. Approval of the action of the Board of Directors in selecting Arthur Andersen LLP as independent public accountants for the Company for the year 1995: 38,553,483 shares cast for the proposal; 387,137 shares cast against; and 153,716 shares abstained.

      There were no broker nonvotes.
                           -25-

ITEM 5.  OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits.

  See Exhibit Index below, which is incorporated here by reference.

(b)Reports on Form 8-K.

  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         OWENS-CORNING FIBERGLAS CORPORATION
                                           Registrant



Date August 14, 1995            By  /s/David W. Devonshire
     ---------------                -------------------------------
                                    David W. Devonshire
                                    Senior Vice President and Chief
                                    Financial Officer


Date August 14, 1995            By  /s/Domenico Cecere
     ---------------                -------------------------------
                                    Domenico Cecere
                                    Vice President and Controller

                               EXHIBIT INDEX

Exhibit
Number          Document Description

(3)             Articles of Incorporation and By-Laws.

                Certificate of Incorporation of Owens-Corning Fiberglas Corporation, as amended (incorporated herein by reference to Exhibit (3) to the Company's annual report on Form 10-K for 1986 (File No. 1-3660)).

                By-Laws of Owens-Corning Fiberglas Corporation, as amended (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1988 (File No. 1-3660)).

(11) Statement re Computation of Per Share Earnings (filed herewith).

(27)            Financial Data Schedule (filed herewith).