Form 10-Q
period 1995-09-30
OWENS CORNING FIBERGLAS CORP
filed 1995-11-14
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.  20549

                           FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934




           For the Quarter Ended September 30, 1995

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


                          Yes [ X ]         No [   ]

Shares of common stock, par value $.10 per share, outstanding at
                       October 31, 1995

                          50,880,397
                              -2-

                 PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF INCOME

                                      Quarter      Nine Months
                                       Ended          Ended
                                   September 30,  September 30,
                                   -------------  -------------
                                   1995   1994     1995  1994
                                   ----   ----     ----  ----
                                      (In millions of dollars,
                                         except share data)
NET SALES                        $  927 $  936   $2,648$2,465

COST OF SALES                       684    705    1,953 1,872
                                 ------ ------   ------------
  Gross margin                      243    231      695   593

OPERATING EXPENSES

  Marketing and administrative
    expenses                        106     99      322   278
  Science and technology expenses    18     18       54    51
  Restructuring costs (Note 6)        -      -        -    89
  Other (Notes 3, 5, and 12)         (3)     6       10    39
                                 ------ ------   ------------
     Total operating expenses       121    123      386   457
                                 ------ ------   ------------

INCOME FROM OPERATIONS              122    108      309   136

Cost of borrowed funds               20     24       69    69
                                 ------ ------   ------------
INCOME BEFORE PROVISION FOR INCOME
  TAXES                             102     84      240    67

Provision for income taxes (Note 9)  35     31       85    34
                                 ------ ------   ------------
INCOME BEFORE EQUITY IN NET INCOME
  OF AFFILIATES                      67     53      155    33

Equity in net income (loss) of
  affiliates                          3      -       10    (2)
                                 ------ ------   ------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                 70     53      165    31

Cumulative effect of accounting changes
  (Notes 7 and 8)                     -      -        -    85
                                 ------ ------   ------------
NET INCOME                       $   70 $   53   $  165$  116
                                 ====== ======   ============

The accompanying notes are an integral part of this statement.
                            -3-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF INCOME
                          (Continued)

                                      Quarter      Nine Months
                                       Ended          Ended
                                   September 30,  September 30,
                                   -------------  -------------
                                   1995   1994     1995  1994
                                   ----   ----     ----  ----
                                      (In millions of dollars,
                                         except share data)
NET INCOME PER COMMON SHARE

  Primary:

    Income before cumulative effect
      of accounting changes      $ 1.35 $ 1.19   $ 3.36$  .71

    Cumulative effect of accounting
      changes                         -      -        -  1.92
                                 ------ ------   ------------

    Net income per share         $ 1.35 $ 1.19   $ 3.36$ 2.63
                                 ====== ======   ============


  Assuming full dilution:

    Income before cumulative effect
      of accounting changes      $ 1.28 $ 1.09   $ 3.18$  .75

    Cumulative effect of accounting
      changes                         -      -        -  1.70
                                 ------ ------   ------------

    Net income per share         $ 1.28 $ 1.09   $ 3.18$ 2.45
                                 ====== ======   ============


  Weighted average number of common
    shares outstanding and common
    equivalent shares during the period
    (in millions) (Notes 3, 4, and 5)

      Primary                      51.4   44.5     49.1  44.1
      Assuming full dilution       56.0   50.3     53.4  49.9






The accompanying notes are an integral part of this statement.
                            -4-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET


                                 September 30, December 31,
                                     1995          1994
                                 ------------- ------------
ASSETS                              (In millions of dollars)
CURRENT
  Cash and cash equivalents             $   20       $   59
  Receivables (Note 12)                    391          329
  Inventories (Note 10)                    284          223
  Deferred income taxes                    158          156
  Insurance for asbestos litigation
    claims - current portion (Note 13)     125          125
  Other current assets                      52           38
                                        ------       ------
     Total current                       1,030          930
                                        ------       ------

OTHER
  Goodwill (Note 4)                        201          151
  Investments in affiliates                 79           74
  Deferred income taxes                    222          308
  Insurance for asbestos litigation
    claims (Note 13)                       336          556
  Other noncurrent assets                  189          122
                                        ------       ------
     Total other                         1,027        1,211
                                        ------       ------

PLANT AND EQUIPMENT, at cost
  Land                                      53           51
  Buildings and leasehold improvements     572          553
  Machinery and equipment                2,239        2,172
  Construction in progress                 173          125
                                        ------       ------
                                         3,037        2,901

  Less--Accumulated depreciation        (1,802)      (1,768)
                                        ------       ------
     Net plant and equipment             1,235        1,133
                                        ------       ------
TOTAL ASSETS                            $3,292       $3,274
                                        ======       ======








The accompanying notes are an integral part of this statement.
                            -5-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET
                          (Continued)

                                 September 30, December 31,
                                     1995          1994
                                 ------------- ------------
                                    (In millions of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
  Accounts payable and accrued
    liabilities                         $  527       $  598
  Reserve for asbestos litigation
    claims - current portion (Note 13)     300          300
  Short-term debt                          133          155
  Long-term debt - current portion          22           20
  Accrued income taxes                      33            -
                                        ------       ------
     Total current                       1,015        1,073
                                        ------       ------
LONG-TERM DEBT (Note 3)                    798        1,037
                                        ------       ------

OTHER
  Reserve for asbestos litigation
    claims (Note 13)                       923        1,145
  Other employee benefits liability        376          390
  Pension plan liability                    74           77
  Other                                    207          232
                                        ------       ------
     Total other                         1,580        1,844
                                        ------       ------
COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST (Note 5)                 194            -

STOCKHOLDERS' EQUITY (Notes 3 and 4)
  Preferred stock, no par value; authorized
    8,000,000 shares, none outstanding
  Common stock, par value $.10 per share;
    authorized 100,000,000 shares; issued
    50.8 million shares at September 30, 1995,
    and 44.2 million shares at December 31, 1994553     348
  Deficit                                 (849)      (1,012)
  Foreign currency translation adjustments  16           (1)
  Other                                    (15)         (15)
                                        ------       ------
     Total stockholders' equity           (295)        (680)
                                        ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$3,292     $3,274
                                        ======       ======

The accompanying notes are an integral part of this statement.
                            -6-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS


                                      Quarter      Nine Months
                                       Ended          Ended
                                   September 30,  September 30,
                                   -------------  -------------
                                   1995   1994     1995  1994
                                   ----   ----     ----  ----
                                      (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income                     $   70 $   53   $  165$  116

  Reconciliation of net cash provided
    by operating activities:
    Noncash items:
      Cumulative effect of accounting
        changes                       -      -        -   (85)
      Provision for depreciation and
        amortization                 31     30       92    85
      Provision for deferred income
        taxes                        38     23       79    44
      Other                           3      2       15     7
    (Increase) in receivables (Note 12)(28)(24)     (46) (104)
    (Increase) decrease in inventories32     5      (52)  (10)
    Increase (decrease) in accounts
      payable and accrued liabilities10      -      (89)    7
    Increase (decrease) in accrued
      income taxes                   28      7       43    (3)
    Other                           (49)    (6)    (126)   36
                                 ------ ------   ------------
       Net cash flow from operations135     90       81    93
                                 ------ ------   ------------


NET CASH FLOW FROM INVESTING

  Additions to plant and equipment  (69)   (61)    (183) (165)
  Investment in subsidiaries, net of
    cash acquired (Note 4)          (34)    (1)     (34) (108)
  Other                               -     14        -    16
                                 ------ ------   ------------
       Net cash flow from investing(103)   (48)    (217) (257)
                                 ------ ------   ------------







The accompanying notes are an integral part of this statement.
                            -7-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Continued)

                                      Quarter      Nine Months
                                       Ended          Ended
                                   September 30,  September, 30
                                   -------------  -------------
                                   1995   1994     1995  1994
                                   ----   ----     ----  ----
                                      (In millions of dollars)
NET CASH FLOW FROM FINANCING (Note 3)

  Net additions (reductions) to
    long-term credit facilities  $  (75)$  (73)  $   (5)$  150
  Other additions to long-term debt   5      -       56     -
  Other reductions to long-term debt(13)    (1)    (115)  (27)
  Net increase (decrease) in
    short-term debt                  (9)    34      (28)  135
  Issuance of preferred stock of
    subsidiaries, net of fees (Note 5)-      -      194     -
  Other                               3      -       (4)    4
                                 ------ ------   ------------
     Net cash flow from financing   (89)   (40)      98   262
                                 ------ ------   ------------

NET CASH FLOW FROM ASBESTOS-RELATED
  ACTIVITIES (Note 13)

  Proceeds from insurance for asbestos
    litigation claims               140     36      221    64
  Payments for asbestos litigation
    claims                          (68)   (43)    (223) (155)
                                 ------ ------   ------------
     Net cash flow from asbestos-
       related activities            72     (7)      (2)  (91)
                                 ------ ------   ------------

Effect of exchange rate changes on cash(2)   -        1     -

Net increase (decrease) in cash
  and cash equivalents               13     (5)     (39)    7
Cash and cash equivalents at
  beginning of period                 7     15       59     3
                                 ------ ------   ------------
Cash and cash equivalents at end
  of period                      $   20 $   10   $   20$   10
                                 ====== ======   ============




The accompanying notes are an integral part of this statement.
                            -8-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      Quarter      Nine Months
                                       Ended          Ended
                                   September 30,  September 30,
                                   -------------  -------------
(1)  SEGMENT DATA                  1995   1994     1995  1994
                                   ----   ----     ----  ----
NET SALES                             (In millions of dollars)
Industry Segments
  Building Materials
    United States                $  548 $  560   $1,497$1,438
    Europe                           66     61      193   118
    Canada and other                 26     39       77   101
                                 ------ ------   ------------
       Total Building Materials     640    660    1,767 1,657
                                 ------ ------   ------------
  Composite Materials
    United States                   141    153      444   465
    Europe                          111     88      331   250
    Canada and other                 35     35      106    93
                                 ------ ------   ------------
       Total Composite Materials    287    276      881   808
                                 ------ ------   ------------
Intersegment sales
  Building Materials
  Composite Materials                25     30       77    80
  Eliminations                      (25)   (30)     (77)  (80)
                                 ------ ------   ------------
       Net sales                 $  927 $  936   $2,648$2,465
                                 ====== ======   ============
Geographic Segments
  United States                  $  689 $  713   $1,941$1,903
  Europe                            177    149      524   368
  Canada and other                   61     74      183   194
                                 ------ ------   ------------
                                    927    936    2,648 2,465
                                 ------ ------   ------------
Intersegment sales
  United States                      14     12       41    31
  Europe                              4      5       11    20
  Canada and other                   28     33       73    80
  Eliminations                      (46)   (50)    (125) (131)
                                 ------ ------   ------------
       Net sales                 $  927 $  936   $2,648$2,465
                                 ====== ======   ============

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions (Note 6). The impact of this charge was to reduce income from operations for Building Materials and Composite Materials by $70 million and $22 million, respectively, and to increase general corporate expense by $25 million. Geographically, income from operations for Building Materials in the United States and Canada and other was reduced by $50 million and $20 million, respectively. Income from operations for Composite Materials in the United States, Europe, and Canada and other was reduced by $6 million, $13 million, and $3 million, respectively.
                              -9-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

                                      Quarter      Nine Months
                                       Ended          Ended
                                   September 30,  September 30,
                                   -------------  -------------
(1)  SEGMENT DATA (Continued)      1995   1994     1995  1994
                                   ----   ----     ----  ----
INCOME (LOSS) FROM OPERATIONS         (In millions of dollars)
Industry Segments
  Building Materials
    United States                $   62 $   67   $  150$   93
    Europe                            7     10       20    18
    Canada and other                  5     13       13     4
                                 ------ ------   ------------
       Total Building Materials      74     90      183   115
                                 ------ ------   ------------

  Composite Materials
    United States                    24     31       99    84
    Europe                           23      -       46   (11)
    Canada and other                  8      4       17     4
                                 ------ ------   ------------
       Total Composite Materials     55     35      162    77
                                 ------ ------   ------------

  General corporate expense          (7)   (17)     (36)  (56)
                                 ------ ------   ------------
       Income from operations       122    108      309   136

  Cost of borrowed funds            (20)   (24)     (69)  (69)
                                 ------ ------   ------------
       Income before provision for
         income taxes            $  102 $   84   $  240$   67
                                 ====== ======   ============
Geographic Segments
  United States                  $   86 $   98   $  249$  177
  Europe                             30     10       66     7
  Canada and other                   13     17       30     8
  General corporate expense          (7)   (17)     (36)  (56)
                                 ------ ------   ------------
       Income from operations       122    108      309   136

  Cost of borrowed funds            (20)   (24)     (69)  (69)
                                 ------ ------   ------------
       Income before provision for
         income taxes            $  102 $   84   $  240$   67
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


(3)  LONG-TERM DEBT AND STOCKHOLDERS' EQUITY

During the first quarter of 1995, the Company called, prior to maturity, approximately $150 million of its $173 million issue of 8% convertible junior subordinated debentures; the remaining $23 million of debentures which were not called were converted by the holders.

The debentures were convertible into shares of the Company's common stock at a conversion price of $29.75 (33.613 shares of common stock per $1,000 principal amount of debentures). During the first quarter of 1995 approximately $86 million of debentures were converted, including the $23 million of debentures referred to above. During the second quarter of 1995, the remaining $87 million of debentures were converted. The total conversion resulted in the issuance of 5.8 million new shares of common stock.

In conjunction with the calling of the debentures, the Company paid fees of approximately $3 million which are reflected as other expenses on the Company's consolidated statement of income for the nine months ended September 30, 1995.

In May 1995, the Company repurchased a portion of its $140 million issue of Eurobonds for $79 million. In connection with this repurchase, the Company recorded $3 million as other expenses on the consolidated statement of income for the nine months ended September 30, 1995.

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



(4)  ACQUISITIONS

During the third quarter of 1995, the Company acquired Falcon Manufacturing of Michigan, Inc. (Falcon), a privately held producer of expanded polystyrene foam insulation with one manufacturing facility in Michigan. The purchase price of Falcon was $35 million.

Early in the first quarter of 1995, the Company completed the acquisitions of four privately-owned manufacturing and technology facilities in the western United States (collectively, Western). The aggregate purchase price of Western, including possible subsequent contingent consideration, was $26 million. The acquisition of Western was consummated by the exchange of 582,222 shares of the Company's common stock and less than $1 million in cash for all of the acquired assets and liabilities.

These acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of the acquisitions have been included in the Company's consolidated financial statements subsequent to the acquisition dates.

The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The purchase of Falcon included goodwill of $23 million. The purchase of Western included goodwill of $22 million and a non-competition agreement of $3 million. The goodwill and non-competition agreement are being amortized on a straight-line basis over 40 years and 7 years, respectively. The pro forma effect of the acquisitions was not material to net income for the nine months ended September 30, 1995 or 1994.


(5)  CONVERTIBLE MONTHLY INCOME PREFERRED SECURITIES

On May 10, 1995, Owens-Corning Capital, L.L.C., a Delaware limited liability company, all of the common limited company interests in which are owned indirectly by the Company, completed a private offering of 4 million shares of Convertible Monthly Income Preferred Securities ("preferred securities"). The aggregate purchase price for the offering was $200 million.

The preferred securities are guaranteed in certain respects by the Company and are convertible, at the option of the holders, into Company common stock at the rate of 1.1416 shares of Company common stock for each preferred security (equivalent to a conversion price of $43.80 per common share). The Company cannot initiate any action relating to conversion until after June 1, 1998. Distributions on the preferred securities are cumulative and are payable at the annual rate of 6-1/2 percent of the liquidation preference of $50 per preferred security. The distributions are recorded as an increase in other expenses on the Company's consolidated statement of income.
                            -12-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



(5)  CONVERTIBLE MONTHLY INCOME PREFERRED SECURITIES (Continued)

The proceeds of the offering were loaned to the Company and used by the Company to repay the $110 million short-term bank credit facility utilized for the 1994 U.K. acquisition, with the balance used to reduce borrowings under the Company's revolving credit facilities.


(6)  RESTRUCTURING OF OPERATIONS AND OTHER INITIATIVES

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

As of September 30, 1995, the Company has recorded approximately $72 million in cumulative costs against its 1994 restructure reserve, of which $57 million represents actual cash expenditures and $15 million represents the non-cash effects of asset write-offs and business realignments. The $57 million cash expenditure includes personnel reduction costs of $39 million, primarily composed of severance costs for over 300 employees. The remaining $18 million cash expenditure includes $15 million for costs associated with the divestiture or realignment of businesses and facilities and $3 million for other actions.


(7)  GLASS MELTING FURNACE REBUILDS

Effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces. Previously, the Company established a reserve for the future rebuilding costs of its glass melting furnaces through a charge to earnings between dates of rebuilds. The change to the capital method provides a more appropriate measure of the Company's capital investment and is consistent with industry practice. The cumulative effect of this change in accounting method was an increase to earnings of $123 million, or $2.45 per share, net of related income taxes of $54 million. The effect of this change in accounting method was to increase depreciation expense and eliminate furnace rebuild provision.
                            -13-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



(8)  POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

(9)  INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's consolidated effective income tax rate is:

                                  Quarter        Nine Months
                                   Ended           Ended
                               September 30,    September 30,
                             ---------------- ----------------
                              1995     1994    1995    1994
                             ------   ------  ------  ------
     U. S. federal statutory rate35%      35%     35%     35%
     Operating losses of foreign
       subsidiaries               1       (4)      1      10
     Difference between foreign
       tax rates and U.S.
       statutory rate             -        2       -       3
     State and local income taxes 2        2       2       4
     Adjustment to valuation
       allowance                  -        -       -      (7)
     Other                       (3)       2      (3)      5
                             ------   ------  ------  ------
     Effective tax rate          35%      37%     35%     50%
                             ======   ======  ======  ======

/TABLE

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)


(10)  INVENTORIES

Inventories are summarized as follows:
                                      September 30,December 31,
                                          1995         1994
                                      -------------------------
                                       (In millions of dollars)
          Finished goods                  $  243      $  192
          Materials and supplies             133         118
                                          ------      ------
                                             376         310
          Less:  reduction to LIFO basis     (92)        (87)
                                          ------      ------
                                          $  284      $  223
                                          ======      ======

Approximately $119 million and $88 million of net inventories were valued using the LIFO method at September 30, 1995 and December 31, 1994, respectively.

(11)  CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:
                                   Quarter        Nine Months
                                    Ended           Ended
                                September 30,    September 30,
                              ---------------- ----------------
                                1995    1994    1995    1994
                               ------  ------  ------  ------
     Income taxes              $  (17) $   (5) $  (39) $  (11)
     Cost of borrowed funds         7      11      56      54

See Notes 3 and 4 for supplemental disclosure of Non-cash Investing and Financing Activities.

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



(12)  ACCOUNTS RECEIVABLE SECURITIZATION

In December 1994, Owens-Corning Funding Corporation (OC Funding) entered into a three-year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100 million. As of September 30, 1995, $100 million has been sold under this agreement and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The discount of $5 million on the sale of receivables has been recorded as an increase in other expenses on the Company's consolidated statement of income for the nine months ended September 30, 1995.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by OC Funding.


(13)  CONTINGENT LIABILITIES

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

Status

As of September 30, 1995, approximately 133,600 asbestos personal injury claims were pending against the Company, 39,200 of which were received in the first nine months of 1995. The Company received approximately 29,000 such claims in 1994, and 32,300 in 1993.

Through September 30, 1995, the Company had resolved (by settlement or otherwise) approximately 155,700 asbestos personal injury claims. During
1993, 1994 and the first nine months of 1995, the Company resolved approximately 55,300 such claims and incurred total indemnity payments of $567 million (an average of about $10,000 per case). The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung
                            -16-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



(13)  CONTINGENT LIABILITIES (Continued)

cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

Insurance

As of September 30, 1995, the Company had approximately $461 million in unexhausted insurance coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. This insurance, which is substantially confirmed, includes both products hazard coverage and the primary level non-products coverage described in the next paragraph. Portions of this coverage are not available until 1997 and beyond under agreements with the carriers confirming such coverage. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

In September 1995, the Company reached a settlement of its non-products insurance claim with its primary liability insurance carrier. The Company had commenced arbitration with this carrier seeking to confirm the availability of its non-products coverage for payment of certain asbestos personal injury liabilities involving the activities of the Company's former insulation contracting business. The settlement of this claim provides the Company with $330 million of coverage in the form of cash and the right to purchase additional insurance through the year 2007. The settlement agreement contains a funding mechanism which provides for the payment of cash equivalent to 80 percent of the entire settlement by the end of 1999. Under this funding plan, the Company received $100 million from the insurer in the third quarter of 1995.

In addition to its confirmed non-products insurance, the Company has a significant amount of potential non-products coverage with excess level carriers. The Company cautions, however, that this coverage is unconfirmed and that the amount and timing of additional recovery from these policies, if any, will depend on negotiations or proceedings which have not yet commenced.

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



(13)  CONTINGENT LIABILITIES (Continued)

Reserve

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999 (the
"Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:

                                             Asbestos Litigation Claims
                                     September 30,December 31,
                                         1995        1994
                                     (In millions of dollars)
     Reserve for asbestos litigation claims

         Current                        $   300     $   300
         Other                              923       1,145
                                        -------     -------
           Total Reserve                  1,223       1,445

     Insurance for asbestos litigation claims

         Current                            125         125
         Other                              336         556
                                        -------     -------
           Total Insurance                  461         681
                                        -------     -------
         Net Asbestos Liability         $   762     $   764
                                        =======     =======

Case filing rates have continued at historically high levels with the receipt of approximately 39,200 new claims during the first nine months of 1995, following the receipt of approximately 29,000 claims in 1994 and approximately 32,300 claims in 1993. Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in estimating the Company's asbestos liabilities.

Certain of the Company's principal co-defendants, the 20 members of the Center for Claims Resolution, have entered into a proposed "global" settlement which would require future claimants to satisfy certain medical criteria indicative of significant asbestos-related impairment as a pre-condition to their eligibility for settlement payments. The Company is using similar criteria in the implementation of its own settlement and litigation strategy and is also seeking to require more careful proof than in the past that claimants had significant exposure to the Company's asbestos-containing product or operations. The Company believes that this strategy will reduce the overall cost of asbestos personal injury claims in
                            -18-

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



(13)  CONTINGENT LIABILITIES (Continued)

the long run by channeling indemnity payments to claimants who can establish significant asbestos-related impairment and exposure to the Company's asbestos-containing product or operations and by substantially reducing indemnity payments to individuals who are unimpaired or who did not have significant such exposure. The Company's strategy has resulted in an increased level of trial activity and an increase in the number and amount of compensatory and punitive damage verdicts and judgments against the Company. This strategy may have the effect of increasing average per-case indemnity costs for claims resolved with payment, while also increasing the number of claims dismissed without payment.

The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $461 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company has reviewed and will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.

The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.

Cash Expenditures

The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate $762 million, the Company's Liabilities, net of Insurance, before tax benefits. Cash payments will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its Insurance.

     OWENS-CORNING FIBERGLAS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



(13)  CONTINGENT LIABILITIES (Continued)

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

RESULTS OF OPERATIONS

Net income for the third quarter of 1995 was $70 million, or $1.28 per share, an increase of 32% from net income of $53 million, or $1.09 per share, in the third quarter of 1994. Net sales were down 1% to $927 million during the third quarter of 1995, compared to $936 million during the third quarter of 1994. Excluding the 1994 consolidated sales of the now 50% owned unconsolidated polyester resins joint venture, 1995 third quarter sales showed an improvement of 3% over the 1994 third quarter.

Gross margin for the quarter ended September 30, 1995 increased to 26%, compared to 25% in 1994, and income from operations showed an improvement of 13% to $122 million in the third quarter of 1995, from $108 million in 1994. The results for the third quarter were largely driven by the strength of the Company's worldwide composites business, offset by softness in insulation sales led by a weak Canadian economy.

For the nine months ended September 30, 1995, the Company reported net income of $165 million, or $3.18 per share, compared to $116 million, or $2.45 per share for the comparable 1994 period. This earnings growth reflects more favorable pricing, improved global composites margins, and an improved performance of unconsolidated joint ventures and affiliates. Net sales were $2.648 billion for the nine months ended September 30, 1995, reflecting a 7% increase from the 1994 level of $2.465 billion. Net sales reflect an 11% increase for the nine months ended September 30, 1995, when adjusted for the Company's previously consolidated polyester resins business. The 1995 sales growth resulted primarily from pricing gains worldwide. The balance of the sales growth reflects the benefits of the second quarter 1994 acquisitions of the United Kingdom-based insulation and industrial supply businesses of Pilkington plc ("the U.K. acquisition") and the United States-based UC Industries, Inc., the 1995 acquisitions of Western and Falcon, as well as the favorable impact of a weaker U.S. dollar. Please see note 4 to the Consolidated Financial Statements. Sales outside the U.S. represented nearly 27% of the total sales for the nine months ended 1995 compared to 23% in the same period of 1994.

For the nine months ended September 30, 1995, gross margin increased to 26% from its 1994 level of 24%, while income from ongoing operations showed an improvement of 22% over the prior year period, due to a reduction in operating expenses.

In the Building Materials segment, sales for the quarter ended September 30, 1995 were down 3% compared to the third quarter of 1994, but were up 7% for the first nine months of 1995. Excluding the impact of the first quarter 1994 charge for restructure and other initiatives (please see notes 1 and 6 to the Consolidated Financial Statements), income from ongoing operations for total Building Materials decreased 18% for the third quarter 1995 when compared to a strong third quarter 1994 and was down 1% in the first nine months of 1995. The weak Canadian economy, coupled with the softness in U.S. retail sales, were only partially offset by the gains from improved U.S. margins and contributions from the Company's expanding European business.
                             -21-

In Asia, the Company announced the sale of its share of Asahi Fiber Glass Co. Ltd. to its partner Asahi Glass Company. The sale, to be completed in the first quarter of 1996, will generate proceeds to be reinvested in high-return growth opportunities in the region. Additionally, the Company announced plans to build its second insulation plant in China. The plant, to be built in Shanghai, will take advantage of significant market demand in that region. Late in the third quarter of 1995, the Company began shipping product from its insulation manufacturing facility in Guangzhou, China, a 90%-owned consolidated joint venture.

In the Composite Materials segment, total sales increased 4% and 9% for the third quarter and nine months ended September 30, 1995, respectively, compared to the 1994 levels. Total Composite Materials sales grew 16% during the quarter and 21% year to date, when adjusted for the Company's previously consolidated polyester resins business. Income from operations was up 57% from the third quarter of 1994, led primarily by increasing strength in Europe and pricing gains worldwide.

In Europe, where the Company continues to benefit from economic improvement, Composite sales were up 26% over the third quarter of 1994, primarily reflecting increased pricing and a favorable currency impact. Income from operations increased to 21% of sales in the third quarter of 1995 from a third quarter contribution of zero in 1994, driven largely by improved margins on composite materials worldwide. The Company expects the European economic recovery to continue throughout 1995 and into 1996.

Early in the fourth quarter of 1995, the Company announced plans to expand global composites capacity by 135,000 metric tons, with a significant portion of the new capacity coming from the refiring of the second furnace at the previously idled Jackson, Tennessee facility. The remaining expansion will be at other facilities in the U.S., Europe, Asia and Latin America.

The Company's cost of borrowed funds of $20 million for the quarter ended September 30, 1995 was down from $24 million in the third quarter of 1994 reflecting reduced borrowings, offset by somewhat higher interest rates during the third quarter of 1995. In April 1995, the Company completed the conversion of its 8% convertible junior subordinated debentures into shares of common stock. This conversion reduced the Company's overall debt and saves $13.8 million in annual interest expense. Additionally, the proceeds of the issuance of $200 million of convertible preferred securities were partially used to pay off the Company's short-term credit facility which was established during the second quarter of 1994 to finance the U.K. acquisition. Please see notes 3 and 5 to the Consolidated Financial Statements.


LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding asbestos-related activities, was $135 million for the third quarter of 1995, compared to $90 million for the third quarter of 1994. Total receivables at September 30, 1995 were $62 million higher than the December 31, 1994 level due to an increase in sales, offset largely by the sale of $50 million in receivables which occurred in early January 1995. Please see note 12 to the Consolidated Financial Statements. Net inventories increased from $223 million at December 31, 1994 to $284 million at September 30, 1995 due to anticipated seasonal demand for building materials worldwide, while accounts payable and accrued liabilities decreased from $598 million at December 31, 1994 to $527 million at September 30, 1995.
                             -22-

The Company's net working capital was $15 million and its current ratio was
1.01 at September 30, 1995 compared to negative $143 million and .87, respectively, at December 31, 1994. The improvement in 1995 was primarily due to the increase in net inventories as well as the decrease in accounts payable during the first nine months of 1995.

During the first quarter of 1995, the Company called, prior to maturity, approximately $150 million of its $173 million issue of 8% convertible junior subordinated debentures. The $23 million of debentures which were not called were converted by the holders during the first quarter of 1995. The debentures were convertible into shares of the Company's common stock at a conversion price of $29.75 per share, representing 33.613 shares of common stock per $1,000 principal amount. During March and April 1995, virtually all of the $173 million issue of debentures were converted, which resulted in the issuance of 5.8 million new shares of common stock. The conversion of these debentures into shares of common stock has no impact on the Company's fully diluted earnings per share as these shares have already been reflected in that calculation. Debentures not converted were redeemed for cash at face value with a 5.6% premium and accrued interest.

During the second quarter of 1995, Owens-Corning Capital, L.L.C., a Delaware limited liability company, of which all of the common limited company interests are indirectly owned by the Company, issued $200 million of 6.5% cumulative convertible preferred securities. The proceeds from the issuance were partially used to repay the Company's short-term credit facility. Please see note 5 to the Consolidated Financial Statements.

The Company's total borrowings at September 30, 1995 were $953 million, $259 million lower than at year-end 1994. The Company's long term total debt target is $900 million. During the third quarter of 1995, the Company increased its available line of credit under its Canadian credit facility, which now has a commitment of 135 million Canadian dollars ($101 million U.S. dollars). As of September 30, 1995, the Company had total unused lines of credit of $377 million available under long-term bank loan facilities and an additional $144 million under short-term facilities, compared to $293 million and $91 million, respectively, at December 31, 1994. The increase in unused available lines of credit was created by a decrease in borrowings coupled with a decrease in outstanding letters of credit supporting appeals from asbestos trials (which reduce credit availability under the Company's long-term U.S. bank loan facility).

Capital spending for property, plant and equipment was $69 million during the third quarter of 1995. At the end of the third quarter, approved capital projects were $116 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during the third quarter of 1995, including $11 million in defense costs, were $68 million. Proceeds from insurance were $140 million, $100 million of which was received in connection with a recent settlement with a major insurer which confirmed the Company's access to $330 million of insurance for payment of asbestos litigation claims. Excluding the impact of the $100 million, third quarter litigation payments resulted in a net pretax cash outflow of $28 million, or $17 million after-tax.
                             -23-

During the third quarter of 1995, the Company received approximately 16,300 new asbestos personal injury cases and closed approximately 2,900 cases. Over the next twelve months, total payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million. Proceeds from insurance of $125 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $175 million, or $105 million after-tax. Please see note 13 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short-term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the third quarter of 1995, the Company was designated as a PRP in such federal, state, local or private proceedings for four additional sites. At September 30, 1995, a total of 40 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $25 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

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

FUTURE REQUIRED ACCOUNTING CHANGES

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt the new standard no later than January 1, 1996. The Company anticipates the adoption of this standard to result in additional financial statement disclosures.

                  PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See the paragraphs in Note 13, Contingent Liabilities, to the Consolidated Financial Statements above, which are incorporated here by reference.

ITEM 2.  CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities were materially modified in the quarter ended September 30, 1995.

(b) None of the rights evidenced by any class of the Company's registered securities were materially limited or qualified in the quarter ended September 30, 1995 by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended September 30, 1995, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended September 30, 1995, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 1995.

ITEM 5.  OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    See Exhibit Index below, which is incorporated here by reference.

(b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.
                             -26-

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


Date                              By  /s/Domenico Cecere
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