Form 10-Q/A
period 1995-09-30
OWENS CORNING FIBERGLAS CORP
filed 1995-11-14
CIK 75234

-26-

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           OWENS-CORNING FIBERGLAS CORPORATION
                                             Registrant



Date   November 14, 1995          By  /s/David W. Devonshire
       -----------------              -------------------------------
                                      David W. Devonshire
                                      Senior Vice President and Chief
                                      Financial Officer


Date   November 14, 1995          By  /s/Domenico Cecere
       -----------------              -------------------------------
                                      Domenico Cecere
                                      Vice President and Controller