Form 10-K
period 1995-12-31
OWENS CORNING
filed 1996-02-23
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 1995

                 Commission File No. 1-3660

                        Owens Corning
            Fiberglas Tower, Toledo, Ohio  43659
                  Area Code (419) 248-8000

                   A Delaware Corporation

        I.R.S. Employer Identification No. 34-4323452

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                Name of Each Exchange on
                                     Which Registered

  Common Stock - $.10 Par Value      New York Stock Exchange
  Rights to Purchase Series A        New York Stock Exchange
   Participating Preferred
   Stock, no par value, of the
   Registrant

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

At December 31, 1995, the aggregate market value of Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $2,289,208,060, assuming for purposes of this computation only that all directors and executive officers are considered affiliates.

At  December  31,  1995,  there were  outstanding  51,389,618 shares of Registrant's $.10 par value common stock.

Parts of Registrant's definitive 1996 proxy statement filed or to be filed pursuant to Regulation 14A (the "1996 Proxy
Statement") are incorporated by reference into Part III of this Form 10-K.
                             -2-

                           PART I


ITEM 1. BUSINESS

Owens Corning (formerly known as Owens-Corning Fiberglas Corporation), a global company incorporated in Delaware in 1938, serves consumers and industrial customers with high performance glass composites and building materials systems. These products are used in industries such as home improvement, new construction, transportation, marine, aerospace, energy, appliance, packaging and electronics. Many of these products are marketed under the trademark FIBERGLAS(R).

Approximately eighty-two percent of the Company's sales are related to home improvement, sales of composite materials and sales outside U.S. markets. Approximately eighteen percent of the Company's sales are related to new U.S. residential construction.

Owens Corning's executive offices are at Fiberglas Tower, Toledo, Ohio 43659; telephone (419) 248-8000. Unless the context requires otherwise, the terms "Owens Corning" and "Company" in this report refer to Owens Corning and its subsidiaries.

The Company operates in two industry segments - Building Materials and Composite Materials - divided into eleven businesses. As a general rule, there is a commonality of process equipment and/or products within each industry segment.

The Company also has affiliate companies in a number of countries. Affiliated companies' sales, earnings and assets are not included in either industry segment unless the Company owns more than 50% of the affiliate.

Revenue, operating profit, and identifiable assets attributable to each of the Company's industry and geographic segments, as well as information concerning the dependence of the Company's industry segments on foreign operations, for each of the years 1995, 1994 and 1993, are contained in Note 1 to Owens Corning's Consolidated Financial Statements, entitled "Segment Data", on pages 34 through 39 hereof.


BUILDING MATERIALS

Principal Products And Methods Of Distribution

Building Materials operates primarily in North America and Europe. It also has a growing presence in Latin America and Asia Pacific. Building Materials sells a variety of building and home improvement products in three major categories: glass fiber and foam insulation, roofing materials, and other specialty products for the home, such as housewrap, vinyl windows and patio doors, and vinyl siding. The businesses responsible for these products and markets include: Insulation - North America, Building Materials Sales and Distribution - North America, Building Materials - Europe, Roofing/Asphalt, Specialty and Foam
Products, Western Fiberglass Group, Miraflex(TM) Products, Latin America, and Asia Pacific.
                             -3-

The Company's Building Materials Sales and Distribution - North America business is a major source of sales of building insulation products to lumber yards and home centers, and roofing shingles, housewrap, windows/patio doors, and vinyl siding to retailers and distributors. These products are used primarily in the home improvement and new residential construction markets. In 1995, the retail channel accounted for 40% of all of the Company's building material sales and over 25% of total overall corporate sales, including glass fiber and foam insulation products, asphalt roofing shingles, shingle underlayment, windows and patio doors, vinyl siding, and housewrap. More than 75% of the Company's retail channel sales are related to repair and remodeling activity within the home improvement industry.

Other channels for the Company's building materials include sales of insulation products in North America to insulation contractors, metal building insulation laminators, mechanical insulation distributors and fabricators, manufactured housing producers, and appliance, office products and automotive manufacturers. Foam insulation and related products are sold to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers; commercial and industrial markets through specialty distributors; and, in some cases, large contractors, particularly in the agricultural and cold storage markets.

In Europe, the Company sells building insulation to large insulation wholesalers, builders, merchants, contractors, distributors, and retailers. The Company sells mechanical insulation products to distributors, fabricators, and manufacturers in the heating, ventilation, power and process, appliance and fire protection industries.

In Latin America, the Company produces and sells building and mechanical insulation through joint venture and licensee relationships. In Asia Pacific, the Company sells primarily mechanical insulation through joint venture businesses, including a new insulation plant in China, and licensees.

The Company has licensed others for the manufacture of foam products at locations in Canada, Europe, the Middle East and Asia. The Company sells foam products through traditional agents and distributors where licensing does not exist.

The Company sells roofing shingles to distributors and retailers, who resell them to residential roofing and remodeling contractors, as well as to do-it-yourself customers. Approximately 80% of roofing shingles sold in North America are used for reroofing, with new residential construction accounting for the remainder.

The Company sells industrial asphalt under the Trumbull(TM) brand name. There are three principal kinds of industrial asphalt: Built-Up Roofing Asphalt (BURA), used in commercial roofing systems to provide waterproofing and adhesion; saturants or coating asphalt, used to manufacture roofing mats, felts and shingles; and industrial specialty asphalt, used by manufacturers in a variety of products such as waterproofing systems, adhesives, coatings, and product extenders, as well as in various automotive applications.

There are various channels of distribution for the Company's asphalt products. The Company's asphalt products are used internally in the manufacture of the Company's residential roofing products and are also sold to other shingle manufacturers. In addition, asphalt is sold to roofing contractors and distributors for BURA systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction.


Seasonality

Sales in the Building Materials segment tend to follow seasonal home improvement, remodeling and renovation, and new construction industry patterns. Sales levels for the segment, therefore, are typically lower in the winter months.

Major Customers

No customer in the Building Materials segment accounts for more than three percent of the segment's sales.


COMPOSITE MATERIALS

Principal Products and Methods of Distribution

Composite  Materials operates in North America,  Europe  and
Latin America, with affiliates and licensees around the world, including a growing presence in Asia Pacific. The businesses responsible for these products include:
Composites, Latin America, Pipe, and Asia Pacific.

The Company is the world's leading producer of glass fiber materials used in composites. Composites are fabricated material systems made up of two or more components (e.g., plastic resin and glass fiber) used in various applications to replace traditional materials, such as aluminum, wood, and steel. The global composites industry has expanded to include more than 40,000 end-use applications. Worldwide, the composites industry has relatively few raw material component suppliers (glass fiber, resin and additives) delivering to thousands of industrial customers through various channels. Depending on the end-use application, these raw materials move through different manufacturing process chains, ultimately finding their way to consumers through myriad markets worldwide. The primary end use markets that the Company serves are construction, transportation, and electrical/electronics.

Within the construction market, the major end-use application for glass fiber is asphaltic roofing shingles, where glass fiber is used to provide fire and mildew resistance in 95% of all shingles produced in North America. The Company sells glass fiber and/or mat directly to a small number of major shingle manufacturers (including the Company's own roofing business).

Tubs, showers and other related internal building components used for both remodeling and new construction are also major applications of glass fiber materials in the construction market. These end-use products are some of the first successful material substitution conversions normally encountered in developing countries. Glass fiber for these markets is sold to direct accounts, and also to distributors around the world, who in turn service thousands of customers.

The most significant use of glass fibers within the transportation market is the automotive industry, which continues to grow as the amount of composite materials used per vehicle increases. There are hundreds of composites applications, including exterior and interior body panels, instrument panels, bumpers, lamp housings, headliners, packaging for electronics, valve covers, luggage racks, distributor caps, timing belts, mufflers and tanks for alternative fuel vehicles. These composite parts are either produced by original equipment manufacturers (OEMs), or are purchased by OEMs from first-tier suppliers. Glass fibers for these parts are sold  mostly  to  first-tier and second-tier OEM  suppliers.
Non-automotive transportation applications include railcars, shipping containers, intermodal refrigerated containers, trailers and commercial ships.

Within the electrical/electronics markets, glass fiber is used extensively in printed circuit boards made for the consumer electronics, transportation, and telecommunications industries. The Company sells glass fiber to a small number of large fabric weavers, who, in turn, supply the rest of the circuit board production value chain. Applications also include fiber optics and copper cable reinforcement connectors, circuit breaker boxes, computer housings, electricians' safety ladders, and hundreds of various electro/mechanical components.

The Company manufactures large diameter glass-reinforced plastic (GRP) pipe designed for use in underground pressure and gravity fluid handling systems. The pipe is a filament-wound structural composite made with glass fiber and polyester resins. The Company has pipe joint ventures in Thailand, Saudi Arabia, Germany, Spain, Botswana, Argentina, and Colombia (1996 start up), and wholly-owned pipe plants in Norway and China. The Company, directly and with joint venture partners around the world, manufactures and sells GRP pipe directly to governments and private industry for major infrastructure projects primarily for the safe and efficient transport of water and waste.

Major Customers

No customer in the Composite Materials segment accounts for more than four percent of the segment's sales.


GENERAL

Raw Materials And Patents

Owens Corning considers the sources and availability of raw materials, supplies, equipment and energy necessary for the conduct of its business in each industry segment to be adequate.

The Company has numerous U.S. and foreign patents issued and applied for relating to its products and processes in each industry segment resulting from research and development efforts. The Company has issued royalty-bearing patent licenses to companies in several foreign countries. The licenses cover technology relating to both industry segments.

Including the registered trademark Fiberglas, the Company has approximately 95 trademarks registered in the United
States and approximately 400 trademarks registered in other countries.

The Company considers its patent and trademark positions to be adequate for the present conduct of its business in each of its industry segments.

Working Capital

Owens Corning's manufacturing operations in each of its industry segments are generally continuous in nature and it warehouses much of its production prior to sale since it operates primarily with short delivery cycles. Inventories of finished goods, materials and supplies were within historical ranges at year-end 1995, when expressed as a percentage of fourth quarter annualized sales.
                             -6-

Research And Development

During 1995, 1994 and 1993, the Company spent approximately $69 million, $64 million, and $61 million, respectively, for research and development activities. Customer sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning's capital expenditures relating to compliance with environmental control requirements were approximately $14 million in 1995. The Company currently estimates that such capital expenditures will be approximately $19 million in 1996 and $25 million in 1997.

The Company does not consider that it has experienced a material adverse effect upon its capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs of environmental control equipment, however, were approximately $55 million in 1995. Owens Corning continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

The 1990 Clean Air Act Amendments (Act) provide that the United States Environmental Protection Agency (EPA) will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent the Act will affect it. The Company anticipates that its sources to be regulated will include glass fiber manufacturing and asphalt processing activities. The EPA's announced schedule is to issue regulations covering glass fiber manufacturing by late 1997 and asphalt processing activities by late 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a material adverse effect on the Company's results of operations, financial condition, or long-term liquidity.

Number Of Employees

Owens Corning averaged approximately 17,300 employees during 1995 and had approximately 17,300 employees at December 31, 1995.

Competition

Owens  Corning's  products compete with  a  broad  range  of
products  made  from  numerous  basic,  as  well  as   high-
performance, materials.

The Company competes with a number of manufacturers in the United States of glass fibers in primary forms, not all of which produce a broad line of glass fiber products. Approximately one-half of these producers compete with the Company's Building Materials industry segment in the sale of glass fibers in primary form. A similar number compete with the Company's Composite Materials industry segment. Companies in other countries, primarily Japan, export glass fiber products to the United States. The Company also competes outside the United States against a number of manufacturers of glass fibers in primary forms.

Owens Corning also competes with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, the Company competes with many other manufacturers in the sale of industrial asphalts and other products.

Methods of competition include product performance, price, terms, service and warranty.

ITEM 2. PROPERTIES

PLANTS

Owens Corning's plants as of February 1, 1996 are listed below by industry segment and primary products, and are owned except as noted. The Company considers that these properties are in good condition and well maintained, and are suitable and adequate to carry on the Company's business. The capacity of each plant varies depending upon product mix.

BUILDING MATERIALS SEGMENT

Thermal And Acoustical Insulation

     Delmar, New York                Newark, Ohio
     Eloy, Arizona                   Palestine, Texas*
     Fairburn, Georgia               Salt Lake City, Utah
     Kansas City, Kansas             Santa Clara, California
     Mount Vernon, Ohio              Waxahachie, Texas

     Candiac,  Canada                Ravenhead, United
                                       Kingdom
     Edmonton, Canada                Scarborough, Canada
     Guangzhou, China                Shanghai, China*
     Pontyfelin, United Kingdom      Vise, Belgium
     Queensferry, United Kingdom

*Under construction.

Roofing And Asphalt Processing (one of each at every location, except as noted)

     Atlanta, Georgia                Kearney, New Jersey
     Brookville, Indiana (1)         Medina, Ohio
     Channelview, Texas (2)          Memphis, Tennessee
     Compton, California             Minneapolis, Minnesota
     Denver, Colorado                Morehead City, North
     Detroit, Michigan (2)             Carolina (2) (3)
     Houston, Texas                  Oklahoma City,
                                       Oklahoma (2)
     Irving, Texas                   Portland, Oregon (4)
     Jacksonville, Florida (3)       Savannah, Georgia
     Jessup, Maryland                Summit, Illinois (3)

(1)  Roofing plant only.
(2)  Asphalt processing plant only.
(3)  Facility is partially leased.
(4) Two asphalt processing plants, as well as one roofing plant.
                             -8-

Specialty and Foam Products

     Byron Center, Michigan          Rockford, Illinois
     Hazleton, Pennsylvania          St. Louis, Missouri
     Martinsville, Virginia*         Tallmadge, Ohio

*Facility is leased.

Fabrication Centers

     Angola, Indiana                 Los Angeles,
                                       California*
     Athens, Alabama                 Memphis, Tennessee*
     Atlanta, Georgia*               Montgomery, Alabama*
     Cleveland, Tennessee*           Newark, New Jersey*
     Columbus, Ohio*                 Orlando, Florida*
     Dallas, Texas*                  Sacramento, California*
     Grand Rapids, Michigan*         Shelbyville, Kentucky*
     Hebron, Ohio                    Springfield, Tennessee*
     Johnson City, Tennessee*        Tiffin, Ohio*
     Laredo, Texas*

     Brantford, Canada

*Facility is leased.


COMPOSITE MATERIALS SEGMENT

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

*Facility is leased.


Pipe

     Changchun, China                Sandefjord, Norway*

*Facility is leased.

OTHER PROPERTIES

Owens Corning's general offices of approximately 300,000 square feet are located in the Fiberglas Tower, Toledo, Ohio. The lease for these offices terminates December 31, 1996. The Company has entered into lease arrangements for a new world headquarters facility of approximately 400,000 square feet, currently under construction in downtown Toledo. The lease for this facility terminates May 31, 2015, with options to extend through May 31, 2030. Under separate leases, the Company has additional general office space of approximately 145,000 square feet, and warehouse space of approximately 100,000 square feet, located in other buildings in Toledo.

The Company's research and development function is conducted at its Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of twenty-three structures totaling approximately 635,000 square feet, of which 25,000 square feet were mothballed at the end of 1995.


ITEM 3. LEGAL PROCEEDINGS

The  paragraphs  in  Note  21 to the Company's  Consolidated
Financial Statements, entitled "Contingent Liabilities", on pages 63 through 67 hereof, are incorporated here by reference.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

              Executive Officers of the Company
                  (as of February 1, 1996)

The term of office for elected officers is one year from the annual election of officers by the Board of Directors following the Annual Meeting of Stockholders on the third Thursday of April. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age                              Position*

Glen H. Hiner (61)     Chairman  of  the  Board  and   Chief
                       Executive   Officer   since   January
                       1992;  formerly Senior Vice President
                       -  G.E.  Plastics at General Electric
                       Company   (1983).    Director   since
                       1992.

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

David T. Brown (47)    Vice    President   and    President,
                       Building    Materials    Sales    and
                       Distribution-North   America    since
                       January    1996;    formerly     Vice
                       President        and       President,
                       Roofing/Asphalt     (1994),      Vice
                       President,  Roofing/Asphalt  Division
                       (1993)  and  Vice President,  Atlanta
                       Regional  Sales,  Building  Materials
                       (1986).

Christian L.           Senior Vice President,
Campbell (45)          General  Counsel and Secretary  since
                       January    1995;    formerly     Vice
                       President,   General   Counsel    and
                       Secretary at Nalco Chemical (1990).

Domenico Cecere (46)   Vice    President   and    President,
                       Roofing/Asphalt since  January  1996;
                       formerly    Vice    President     and
                       Controller    (1993);    and     Vice
                       President,        Finance         and
                       Administration, Europe  (1992),  Vice
                       President  and  Assistant  Controller
                       (1991)  and Vice President,  Finance,
                       Industrial   Business    (1990)    at
                       Honeywell, Inc.

Charles H. Dana (56)   Executive   Vice   President    since
                       January  1994; formerly  Senior  Vice
                       President,     and    President     -
                       Industrial Materials Group (1989).

David W.               Senior  Vice  President
Devonshire (50)        and  Chief  Financial  Officer  since
                       July  1993;  formerly Corporate  Vice
                       President,    Finance   (1992)    and
                       Corporate    Vice    President    and
                       Controller (1990) at Honeywell, Inc.
                            -12-

Name and Age           Position*

Carl B. Hedlund (48)   Vice  President  and President,  Asia
                       Pacific    since    December    1995;
                       formerly    Vice    President     and
                       President,        Retail/Distribution
                       (1994),  Vice President,  Retail  and
                       Distribution,  Construction  Products
                       Group   (1993)  and  Vice  President,
                       Roofing  Products Operating  Division
                       (1989).

Robert C.              Vice    President   and    President,
Lonergan (52)          Science  &  Technology since  January
                       1995;   formerly  President,  Windows
                       (1993);   and   President   of    Reb
                       Plastics, Inc. (1984).

Bradford C.            Vice  President - Corporate Relations
Oelman (58)            since November 1986.

Gregory M.             Senior    Vice    President,    Human
Thomson (48)           Resources    since   October    1994;
                       formerly   Vice   President,    Human
                       Resources, Public Service Electric  &
                       Gas (1988).

Efthimios O.           Vice  President  and
Vidalis (41)           President,  Composites since  January
                       1994;    formerly   Vice   President,
                       Reinforcements    Division,    Europe
                       (1986).


*Information in parentheses indicates year in which service in position began.

                           Part II

ITEM   5. MARKET  FOR  OWENS  CORNING'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The  principal market on which Owens Corning's common  stock is  traded is the New York Stock Exchange.  The high and low sales prices in dollars per share for Owens Corning's common stock  as reported in the consolidated transaction reporting system  for each quarter during 1995 and 1994 are set  forth in the following tables.
 1995          High    Low        1994        High     Low


First Quarter   36-1/4  30-1/4   First Quarter   46       33-1/2

Second  Quarter 40      34-5/8   Second Quarter  36-1/8   30-1/2

Third  Quarter  47-1/8  36-1/2   Third Quarter   36-1/4   30-1/8

Fourth  Quarter 46-3/4  40-3/8   Fourth Quarter  33-1/2   27-3/4

The number of stockholders of record of the Company's common stock on December 31, 1995 was 6,936.

No dividends have been declared by the Company since the Company's November 5, 1986 recapitalization. In connection with certain of its current bank credit facilities, the Company has agreed to restrictions affecting the payment of cash dividends. As of January 1, 1996, these restrictions limited funds available for the payment of cash dividends by the Company to approximately $77 million. While the Company periodically evaluates the advisability of paying dividends, it currently does not anticipate paying dividends during 1996.
                            -14-

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

                       1995(a) 1994(b)1993(c) 1992(d)1991(e)
          (In millions of dollars, except per share data and where noted)
Net sales              $ 3,612$ 3,351 $ 2,944$ 2,878 $ 2,783
Cost of sales            2,670  2,536   2,266  2,234   2,186
Marketing, administrative
  and other expenses       454    429     350    350   1,171
Science and technology
  expenses                  76     71      69     65      54
Restructure costs            -     89      23     16       -
Income (loss) from
  operations               412    226     236    213    (628)
Cost of borrowed funds      87     94      89    110     131
Income (loss) before
  provision for
  income taxes             325    132     147    103    (759)
Provision (credit)
 for income taxes          106     58      47     33    (238)
Net income (loss)          231    159     131     73    (742)
Net income (loss) per share
  Primary                 4.64   3.61    3.00   1.70  (18.13)
  Fully diluted           4.40   3.35    2.81   1.67  (18.13)
Dividends per share on common
  stock
    Declared                 -      -       -      -       -
    Paid                     -      -       -      -       -
Weighted average number of shares
  outstanding (in thousands)
    Primary             49,711 44,209  43,593 43,013  40,924
    Fully diluted       54,106 50,025  49,410 48,844  42,924
Net cash flow from
  operations               342    361     312    184     264
Capital spending           276    258     178    144     114
Total assets (f)         3,261  3,274   3,013  3,162   3,511
Long-term debt             794  1,037     898  1,018   1,148
Average number of employees
  (in thousands)            17     17      17     17      17

(a) During 1995, the Company recorded a one time $8 million tax credit as a result of a tax loss carryback.

(b)  During 1994, the Company recorded a $117 million charge
     ($85  million  after-tax) for productivity  initiatives
     and  other  actions.  The Company also recorded  a  $10
     million  after-tax charge for the adoption of Statement
     of  Financial  Accounting  Standards  (SFAS)  No.  106,
     "Employers'  Accounting  for  Postretirement   Benefits
     Other  Than  Pensions" for its non-U.S.  plans,  a  $28
     million  after-tax charge for the adoption of SFAS  No.
     112,    "Employers'   Accounting   for   Postemployment
     Benefits," and a $123 million after-tax credit for  the
     change in accounting method for rebuilding furnaces.
                            -15-

(c)  During  1993, the Company recorded a $23 million charge for the restructuring of its European operations, an $8
     million charge ($5 million after-tax) for the writedown
     of  its  hydrocarbon ventures to their  net  realizable
     value,  a $26 million credit for the adoption  of  SFAS
     No.  109,  "Accounting for Income  Taxes,"  and  a  $14
     million credit for the revaluation of deferred taxes.

(d)  During  1992, the Company recorded a $16 million charge
     ($11  million  after-tax) to reorganize  the  Company's
     Building  Materials  segment  and  to  centralize   the
     Company's  accounting  and  information  systems.   The
     Company  also recorded a net extraordinary gain  of  $1
     million  resulting  from the utilization  of  tax  loss
     carryforwards, partially offset by a loss on the  early
     retirement of debt.

(e)  During 1991, the Company recorded a non-recurring  $800
     million   charge  for  unasserted  asbestos  litigation
     claims  and a $227 million after-tax charge,  or  $5.55
     per   share,  for  the  adoption  of  SFAS   No.   106,
     "Employers'  Accounting  for  Postretirement   Benefits
     Other Than Pensions" for its U.S. plans.

 (f) During 1993, the Company adopted the provisions of  FIN
     39 which require the Company to present separately in its balance sheet its estimated contingent liabilities and related insurance assets. 1992 and 1991 assets have been restated to conform with the 1995, 1994, and 1993 presentations.

                            -16-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 7 is on a fully diluted basis.)

RESULTS OF OPERATIONS

Net income for the year ended December 31, 1995 was $231 million, or $4.40 per share, compared to net income of $159 million, or $3.35 per share, and net income of $131 million, or $2.81 per share, for the years ended December 31, 1994 and 1993, respectively. The 1995 earnings growth reflects pricing gains and the benefits of acquisitions, as well as a one time gain of $8 million or $.15 per share which was the result of a tax loss carryback. Excluding the impact of the tax benefit, net income for the year ended December 31, 1995, was $223 million, or $4.25 per share. Please see Note 8 to the Consolidated Financial Statements.

Net income of $159 million for the year ended December 31, 1994, included the following offsetting special items: an after-tax gain of $123 million, or $2.45 per share, reflecting a change to the capital method of accounting for the rebuilding of glass melting facilities; an after-tax charge of $85 million, or $1.69 per share, for productivity initiatives and other actions; a non-cash, after-tax charge of $10 million, or $.20 per share, to reflect adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for plans outside the United States; and a non-cash, after-tax charge of $28 million, or $.56 per share, to reflect adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Please see Notes 6, 16 and 17 to the Consolidated Financial Statements.

Excluding special items, net income for the year ended December 31, 1993 was $118 million, or $2.56 per share. The 1993 special items included a credit of $26 million, or $.53 per share, for the cumulative effect of adopting the accounting standard for income taxes (SFAS No. 109); a one time gain of $14 million, or $.29 per share, reflecting a tax benefit resulting from a revaluation of deferred taxes, offset in part by an increase in the Company's corporate tax liability, necessitated by the increase in the federal statutory tax rate; an after-tax charge of $5 million, or $.10 per share, for the write-down of the Company's hydrocarbon ventures to their net realizable value; and a charge of $23 million, or $.47 per share, for the restructuring of the Company's European operations. Please see Notes 8 and 16 to the Consolidated Financial Statements.

Net sales were $3.612 billion for the year ended December 31, 1995, reflecting an 8% increase from the 1994 level of $3.351 billion. Net sales in 1993 were $2.944 billion. Most of the 1995 growth is attributable to pricing gains achieved worldwide, with incremental growth resulting from acquisitions, which occurred mid year 1994 and throughout 1995. Please see Note 5 to the Consolidated Financial Statements. Sales outside the U.S. represented 27% of the total sales for the year ended December 31, 1995 compared to 24% for the years 1994 and 1993. Gross margin for the year ended December 31, 1995 increased to 26%, compared to 24% and 23% in 1994 and 1993, respectively, reflecting primarily pricing gains worldwide. Earnings before interest and taxes
(EBIT) from ongoing operations increased to $412 million in 1995, from $343 million in 1994 and $267 million in 1993.
                            -17-

In the Building Materials segment, sales increased 6% for the year ended December 31, 1995 compared to 1994. This growth reflects pricing gains, and incremental sales from the 1995 acquisitions partially offset by a decline in volume, particularly in the Canadian markets. Income from operations for Building Materials decreased 9% from 1994 levels, after excluding the 1994 charge for restructure and other initiatives, primarily due to the weak economic conditions in Canada and start up costs associated with the Company's new insulation plant in Guangzhou, China.

Building Materials sales in Europe increased 45% over the 1994 level, primarily resulting from a full year of sales from the June 1994 acquisition of the United Kingdom based insulation and industrial supply businesses of Pilkington plc (the "U.K. Acquisition"), and the addition of a second production line at the Company's insulation plant in Vise, Belgium. Late in the third quarter of 1995, the Company began shipping product from its insulation manufacturing facility in Guangzhou, China and announced plans for the construction of its second insulation plant in China, to be built in Shanghai. Roofing margins improved in 1995, driven primarily by improved pricing, and volume growth, including the successful introduction of Prominence(R) roofing shingles. The window business achieved significant sales growth and productivity improvements during the year, but has not yet reached break-even. In the foam insulation and related product markets, the Company has expanded its position with the acquisition of Falcon Manufacturing of Michigan, Inc. The Company also completed four other acquisitions in 1995 which are expected to contribute to the Company's overall growth strategy. These acquisitions increased the Company's small furnace technology base, as well as expanded its position in fabricated systems for the original equipment manufacturing market and its product offering for the window market. The Company further expanded its Building Materials multi-product offering in 1995 with the introduction of two branded products, Transitions(TM) vinyl siding and PinkWrap(TM) housewrap.

In 1995 Miraflex(TM), the revolutionary new form of glass fiber developed by Owens Corning which combines two different glass compositions into one fiber, was successfully introduced to North American markets in its first commercial application, PinkPlus(R) insulation featuring Miraflex fiber. The Miraflex fibers are flexible, soft to the touch, virtually itch-free, resilient and form-filling, characteristics not normally associated with glass or inorganic fibers, which is driving the success of the new fiber.

In the Composite Materials segment, sales increased 12% for the year ended December 31, 1995, or approximately 20% excluding the Company's previously consolidated polyester resins business, discussed below. The Composite Materials sales increase, driven by strong worldwide market demand, is attributable to volume and pricing gains, coupled with favorable currency impact from European markets. In the U.S., sales increased slightly, while in Europe, the Company's composites operations benefited from European economic improvement which resulted in increased demand,
coupled   with   the   positive  effects   of   productivity
initiatives.

In 1995 the Company announced plans to expand global composites capacity by 135,000 metric tons by 1997, with a significant portion of the new capacity coming from the refiring of the second furnace at the Company's Jackson, Tennessee facility. The remaining expansion will be at other existing facilities in the U.S., Europe, Asia and Latin America. The Company in 1995 began a new large diameter glass reinforced plastic (GRP) pipe facility in China, pipe joint ventures in Spain and Argentina, as well as a composite materials service center in Colombia. Early in 1996 the Company announced the formation of a pipe joint venture in Colombia, increasing the Company's global presence.
                            -18-

During the third quarter of 1994, the Company entered into a joint venture with Alpha Corporation of Tennessee, whereby the two companies combined their existing resin businesses for fifty percent interests in Alpha/Owens-Corning, L.L.C., the largest manufacturer of polyester resins in North America. Please see Note 5 to the Consolidated Financial Statements.

The Company's cost of borrowed funds for the year ended December 31, 1995 was $7 million lower than 1994, reflecting decreased borrowings resulting from the conversion of the Company's 8% convertible junior subordinated debentures into shares of common stock. Additionally, the proceeds from the issuance of $200 million of convertible preferred securities were partially used to pay off the Company's short-term credit facility, established during the second quarter of 1994 to finance the U.K. Acquisition. Please see Notes 2, 3 and 4 to the Consolidated Financial Statements.

At December 31, 1995, certain of the Company's foreign subsidiaries have tax net operating loss carryforwards of approximately $27 million. The Company has $322 million in net deferred tax assets at December 31, 1995, all of which management expects will be realized through future income from operations. Please see Note 8 to the Consolidated Financial Statements.

Early in the first quarter of 1996, the Company completed the sale of its share in a Japanese affiliate, Asahi Fiber Glass Co. Ltd., to its partner Asahi Glass Company for approximately $50 million and realized a pretax gain in excess of $25 million. Please see Note 12 to the Consolidated Financial Statements.


LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding asbestos-related activities, was $342 million for 1995, compared to $361 million for 1994. The decline in cash flow from operations from 1994 to 1995 was due in part to funding of a Voluntary Employee's Beneficiary Association trust for tax planning purposes. Total receivables at December 31, 1995 were $15 million lower than the December 31, 1994 level due to the sale of $50 million in receivables early in 1995, resulting in a total of $100 million of receivables sold under the 1994 sales agreement. The receivables sold were largely offset by increased sales in 1995. Please see Notes 6 and 10 to the Consolidated Financial Statements.

At December 31, 1995, the Company's net working capital was negative $9 million and its current ratio was .99, compared to negative $143 million and .87 at December 31, 1994, and negative $49 million and .94 at December 31, 1993, respectively. The increase in 1995 was due in part to decreased short-term borrowings as a result of the repayment of the financing used for the U.K. Acquisition. Excluding the impact of the short-term borrowings used to finance the U.K. Acquisition, the Company's net working capital was negative $33 million and its current ratio was .97 at December 31, 1994.

During 1995, virtually all of the Company's $173 million issue of 8% convertible junior subordinated debentures were converted. Debentures not converted were redeemed for cash. The conversion resulted in the issuance of 5.8 million new shares of common stock. Also in 1995, Owens-Corning Capital, L.L.C., a Delaware limited liability company, of which all of the common limited company interests are indirectly owned by the Company, issued $200 million of 6.5% cumulative convertible preferred securities. The proceeds from the issuance were loaned to the Company and partially used to repay its short-term credit facility. Please see Notes 2 and 4 to the Consolidated Financial Statements.
                            -19-

The Company's total borrowings at December 31, 1995 were $893 million, $319 million lower than at year-end 1994, primarily due to the conversion of its 8% convertible junior subordinated debentures, and the repayment of debt through the issuance of the above mentioned preferred securities.

As of December 31, 1995, the Company had unused lines of credit of $358 million available under long-term bank loan facilities and an additional $239 million under short-term facilities, compared to $293 million and $91 million, respectively, at year-end 1994. The increase in unused available lines of credit reflects increased availability, primarily in foreign credit facilities, a decrease in borrowings and a decrease in outstanding letters of credit supporting appeals from asbestos trials. Such letters of credit reduce credit availability under the Company's long-term U.S. loan facility.

Capital spending for property, plant and equipment, excluding acquisitions, was $276 million during 1995. At the end of 1995, approved capital projects were $134 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during 1995, including $54 million in defense costs, were $308 million. Proceeds from insurance were $251 million, $100 million of which was received as a prepayment of a third quarter 1995 settlement with a major insurer, which confirmed the Company's access to $330 million of insurance for payment of asbestos litigation claims. Excluding the impact of the $100 million prepayment by the carrier, cash flow from asbestos related activities was a net pretax cash outflow of $157 million, or $94 million after-tax. During 1995, the Company received approximately 55,900 new asbestos personal injury cases and closed approximately 21,900 cases. Over the next twelve months total payments for asbestos litigation claims, including defense costs, are expected to be approximately $250 million. Proceeds from insurance of $100 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $150 million, or $90 million after-tax. Please see Note 21 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During 1995, the Company was designated as a PRP in such federal, state, local or private proceedings for nine additional sites. At December 31, 1995, a total of 42 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $20 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. In addition, based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.
                            -20-

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include glass fiber manufacturing and asphalt processing activities. The EPA's announced schedule is to issue regulations covering glass fiber manufacturing by late 1997 and asphalt processing activities by late 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages  23  through  68  hereof  are  incorporated  here   by
reference.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.


                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

The information required by this Item is incorporated by reference from the Company's 1996 Proxy Statement except that certain information concerning Owens Corning's executive officers is included on pages 11 through 12 hereof.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's 1996 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this Item is incorporated by reference from the Company's 1996 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's 1996 Proxy Statement.
                            -21-

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

  1.  See Index to Financial Statements on page 23 hereof

  2.  See  Index to Financial Statement Schedules on  page  69 hereof

  3.  See Exhibit Index beginning on page 71 hereof

   Management   contracts   and   compensatory   plans   and
   arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K are denoted in the Exhibit
   Index by an asterisk ("*").

(b)   REPORTS ON FORM 8-K

No report on Form 8-K was filed during the fourth quarter of 1995.



                            -22-

                         Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OWENS CORNING

By    /s/ G. H. Hiner              Date  February 14, 1996
     Glen H. Hiner, Chairman of the Board
     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ G. H. Hiner              Date  February 14, 1996
     Glen H. Hiner, Chairman of the Board,
     Chief Executive Officer and Director

      /s/ David W. Devonshire      Date  February 14, 1996
      David W. Devonshire, Senior Vice
     President and Chief Financial Officer

     /s/ Domenico Cecere           Date  February 14, 1996
     Domenico Cecere, Vice President and
     President, Roofing/Asphalt, and Controller
     (Interim)

     /s/ Norman P. Blake           Date  February 20, 1996
     Norman P. Blake, Jr., Director

     /s/ William Colville          Date  February 15, 1996
     William W. Colville, Director

     /s/ Landon Hilliard           Date  February 15, 1996
     Landon Hilliard, Director

     /s/ Trevor Holdsworth         Date  February 19, 1996
     Trevor Holdsworth, Director

     /s/ Jon M. Huntsman, Jr.      Date  February 16, 1996
     Jon M. Huntsman, Jr., Director


     W. Walker Lewis, Director     Date

     /s/ David T. McGovern         Date  February 20, 1996
     David T. McGovern, Director

    /s/ Furman C. Moseley          Date  February 19, 1996
    Furman C. Moseley, Jr., Director

    /s/ W. Ann Reynolds            Date  February 15, 1996
    W. Ann Reynolds, Director

                            -23-

                INDEX TO FINANCIAL STATEMENTS


Item                                                    Page

Report of Independent Public Accountants                  24

Summary of Significant Accounting Policies             25-26

Consolidated Statement of Income - for the
 years ended December 31, 1995, 1994 and 1993          27-28

Consolidated Balance Sheet -  December 31, 1995
  and 1994                                             29-30

Consolidated Statement of Stockholders' Equity -
 for the years ended December 31, 1995, 1994 and 1993     31

Consolidated Statement of Cash Flows - for the years
 ended December 31, 1995, 1994 and 1993                32-33

Notes to Consolidated Financial Statements
 Notes 1 through 22                                    34-68
                            -24-

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Owens Corning:

We have audited the accompanying consolidated balance sheet of OWENS CORNING (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Corning and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 6, 8 and 17 to the consolidated financial statements, effective January 1, 1994, the Company changed its methods of accounting for furnace rebuilds, postretirement benefits other than pensions for its non-U.S. plans, and postemployment benefits, and effective January 1, 1993, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statement Schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              ARTHUR ANDERSEN LLP



January 20, 1996
Toledo, Ohio





                            -25-

               OWENS CORNING AND SUBSIDIARIES

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

The consolidated financial statements include the accounts of majority owned subsidiaries. Significant intercompany accounts and transactions are eliminated.


Net Income per Share

Primary net income per share is computed using the weighted average number of common shares outstanding and common equivalent shares during the period. Fully diluted net income per share reflects the dilutive effect of increased shares that would result from the conversion of debt and equity securities which are not treated as common stock equivalents. Unless otherwise indicated, all per share information included in the notes to the Owens Corning and subsidiaries' (the "Company") consolidated financial statements is presented on a fully diluted basis.


Inventory Valuation

Inventories are stated at cost, which is less than market value, and include material, labor, and manufacturing overhead. The majority of U.S. inventories are valued using the last-in, first-out (LIFO) method and the balance of inventories are generally valued using the first-in, first-out (FIFO) method.


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



                            -26-

               OWENS CORNING AND SUBSIDIARIES

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


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Rebuilding of Glass Melting Furnaces

The Company's glass melting furnaces periodically require substantial rebuilding. As discussed in Note 17 to the consolidated financial statements, effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces.


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


Reclassifications

Certain reclassifications have been made to 1994 and 1993 to conform with the classifications used in 1995.
                            -27-

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             1995      1994     1993
                  (In millions of dollars, except share data)

NET SALES                  $  3,612  $  3,351  $  2,944

COST OF SALES                 2,670     2,536     2,266
 Gross margin                   942       815       678

OPERATING EXPENSES
 Marketing and administrative
  expenses                      444       391       327
 Science and technology
  expenses (Note 9)              76        71        69
 Restructure costs (Note 16)      -        89        23
 Other (Notes 2, 4, 10 and 16)   10        38        23

Total operating expenses         530       589      442

INCOME FROM OPERATIONS           412       226       236

Cost of borrowed funds
 (Notes 2 and 3)                  87        94        89

INCOME BEFORE PROVISION FOR
 INCOME TAXES                    325       132       147

Provision for income taxes
 (Note  8)                       106        58        47

INCOME BEFORE EQUITY IN NET
 INCOME OF AFFILIATES            219        74       100

Equity in net income of affiliates
 (Notes 5 and 12)                 12         -         5

INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGES           231        74       105

Cumulative effect of accounting changes
 (Notes 6, 8 and 17)               -        85        26

NET INCOME                  $    231  $    159  $    131



The accompanying summary of significant accounting policies and notes
           are an integral part of this statement.
                            -28-

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         (Continued)

                             1995      1994     1993
                  (In millions of dollars, except share data)

NET INCOME PER COMMON SHARE:

Primary:

 Income before cumulative effect of
    accounting changes     $   4.64  $   1.70  $   2.40

  Cumulative effect of
    accounting changes            -      1.91       .60

 Net income per share      $   4.64  $   3.61  $   3.00


Assuming full dilution:

 Income before cumulative effect of
  accounting changes       $   4.40  $   1.66  $   2.28

 Cumulative effect of accounting
  changes                         -      1.69       .53

 Net income per share      $   4.40  $   3.35  $   2.81


Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

  Primary                      49.7      44.2      43.6

  Assuming full dilution       54.1      50.0      49.4







The accompanying summary of significant accounting policies and notes
           are an integral part of this statement.
                            -29-

               OWENS CORNING AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1995 AND 1994

ASSETS                         1995         1994
                              (In millions of dollars)
CURRENT

Cash and cash equivalents    $     18      $     59
Receivables, less allowances of
 $19 million in 1995 and $16
 million in 1994 (Note 10)        314           329
Inventories (Note 11)             253           223
Insurance for asbestos
  litigation claims - current
  portion (Note 21)               100           125
Deferred income taxes (Note 8)     70           156
VEBA trust (Note 6)                51             -
Income tax receivable              50            12
Investment in affiliate held
  for sale (Note 12)               36             -
Other current assets               35            26

     Total current                927           930

OTHER

Insurance for asbestos
  litigation claims (Note 21)     330           556
Deferred income taxes (Note 8)    252           308
Goodwill, less accumulated
  amortization of $19 million
  in 1995 and $14 million in 1994
  (Note 5)                        249           151
Investments in affiliates
  (Notes 5 and 12)                 50            74
Other noncurrent assets (Note 6)  147           122

     Total other                1,028         1,211

PLANT AND EQUIPMENT, at cost

Land                               52            51
Buildings and leasehold
  improvements                    581           553
Machinery and equipment         2,266         2,172
Construction in progress          168           125

                                3,067         2,901
Less:  Accumulated
  depreciation                 (1,761)       (1,768)

     Net plant and equipment    1,306         1,133

TOTAL ASSETS                 $  3,261      $  3,274

The accompanying summary of significant accounting policies and notes
           are an integral part of this statement.
                            -30-

               OWENS CORNING AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1995 AND 1994
                         (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY  1995    1994
                              (In millions of dollars)
CURRENT

Accounts payable and accrued
 liabilities (Note 13)       $    587      $    598
Reserve for asbestos
 litigation claims -
 current portion (Note 21)        250           300
Short-term debt (Note 3)           64           155
Long-term debt - current
  portion (Note 2)                 35            20

     Total current                936         1,073

LONG-TERM DEBT (Note 2)           794         1,037

OTHER

Reserve for asbestos litigation
  claims (Note 21)                887         1,145
Other employee benefits liability
  (Note 6)                        367           390
Pension plan liability (Note 7)    75            77
Other                             220           232

     Total other                1,549         1,844

COMMITMENTS AND CONTINGENCIES
 (Notes 15, 20 and 21)

COMPANY OBLIGATED CONVERTIBLE
   SECURITY OF SUBSIDIARY HOLDING
   SOLELY PARENT DEBENTURES
   (MIPS, Note 4)                 194             -

STOCKHOLDERS' EQUITY

Preferred stock, no par value;
 authorized 8 million shares,
 none outstanding (Note 19)

Common stock, par value $.10
 per share; authorized 100
 million shares; issued
 1995--51.4 million and
 1994--44.2 million shares
 (Notes 2, 5 and 18)             579            348
Deficit                         (781)        (1,012)
Foreign currency translation
  adjustments                      9             (1)
Other (Note 7)                   (19)           (15)

     Total stockholders' equity (212)          (680)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY       $  3,261       $  3,274

The accompanying summary of significant accounting policies and notes
           are an integral part of this statement.
                            -31-

               OWENS CORNING AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             1995      1994     1993
                            (In millions of dollars)

COMMON STOCK

Balance beginning of year  $    348  $    315  $    299
Issuance of stock for:
  Conversion of debt
    (Note  2)                   173         -         -
Acquisitions (Note 5)            42        27         -
 Awards under stock
 compensation plans (Note 18)    16         6        16

Balance end of year             579       348       315

DEFICIT

Balance beginning of year    (1,012)   (1,171)   (1,302)
Net income                      231       159       131

Balance end of year            (781)   (1,012)   (1,171)

FOREIGN CURRENCY TRANSLATION
 ADJUSTMENTS

Balance beginning of year       (1)         5         4
Translation adjustments         10         (6)        1

Balance end of year              9         (1)        5

OTHER

Balance beginning of year      (15)       (18)       (9)
Net increase (decrease)         (4)         3        (9)

Balance end of year            (19)       (15)       (18)

STOCKHOLDERS' EQUITY      $   (212)  $   (680)  $   (869)





The accompanying summary of significant accounting policies and notes
           are an integral part of this statement.
                            -32-

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             1995      1994     1993
                            (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

 Net income                $    231  $    159  $    131

 Reconciliation of net cash provided
   by operating activities:

  Noncash items:
   Cumulative effect of
     accounting changes
     (Notes 6, 8 and 17)          -      (85)      (26)
   Provision for depreciation,
     amortization, and
     rebuilding furnaces
     (Note 17)                  125      118       121
   Provision for deferred
     income taxes
     (Note 8)                   142       59        10
   Other                          5        9        10

 (Increase) decrease in
   receivables (Note 10)         36       21       (22)
 (Increase) decrease in
   inventories                  (15)      17         4
 Increase (decrease) in
   accounts payable
   and accrued liabilities      (50)      53       114
 Funding of VEBA trust (Note 6) (64)       -         -
 Other                          (68)      10       (30)

   Net cash flow from
     operations                 342      361       312


NET CASH FLOW FROM INVESTING

 Additions to plant and
  equipment                   (276)    (258)      (178)
 Investment in subsidiaries,
   net of cash acquired
   (Note 5)                    (81)    (120)         -
 Other                          (4)      23          -

   Net cash flow from
     investing                (361)    (355)      (178)





The accompanying summary of significant accounting policies and notes
           are an integral part of this statement.
                            -33-

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         (Continued)

                             1995      1994     1993
                            (In millions of dollars)

NET CASH FLOW FROM FINANCING
 (Notes 2, 3 and 4)

 Net additions (reductions)
   to long-term credit
   facilities             $     55  $    10   $    (90)
 Other additions to
   long-term debt                9      145          -
 Other reductions to
  long-term  debt             (128)     (51)       (21)
 Net increase (decrease)
  in short-term debt           (94)      69         26
 Issuance of preferred
   stock of subsidiary,
   net of fees                 194        -          -
 Other                           -        5         11

   Net cash flow from
     financing                  36      178        (74)

NET CASH FLOW FROM ASBESTOS-
 RELATED ACTIVITIES (Note 21)

 Proceeds from insurance for
   asbestos litigation claims  251       87        224
 Payments for asbestos
   litigation claims          (308)    (215)      (283)

     Net cash flow from
       asbestos-related
       activities              (57)    (128)       (59)

Effect of exchange rate
  changes on cash               (1)       -          -

Net increase (decrease) in
  cash and cash equivalents    (41)      56          1

Cash and cash equivalents
  at beginning of year          59        3          2

Cash and cash equivalents
  at end of year          $     18 $     59     $    3





The accompanying summary of significant accounting policies and notes
           are an integral part of this statement.
                            -34-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Segment Data

The Company operates in two industry segments, Building Materials and Composite Materials, and reports its results in two ways: by industry segment and by geographic segment. See Note 5 for detail of 1995 and 1994 acquisitions and divestitures of businesses.

The industry segments are defined as follows:

    Building Materials

    Production  and  sale of glass wool  fibers  formed
    into  thermal  and  acoustical insulation  and  air
    ducts;    extruded    and   expanded    polystyrene
    insulation; roofing shingles and asphalt materials;
    underground   storage  tanks;  windows;   and   the
    rebranded sale of patio doors; vinyl siding and housewrap.

    Composite Materials

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

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions (Note 16). The impact of this charge was to reduce income from operations for Building Materials and Composite Materials by $70 million and $22 million, respectively, and to increase general corporate expense by $25 million. Geographically, income from operations for Building Materials in the United States and Canada and other was reduced by $50 million and $20 million, respectively. Income from operations for Composite Materials in the United States, Europe, and Canada and other was reduced by $6 million, $13 million, and $3 million, respectively. During the first quarter of 1993, the Company recorded a $23 million charge to reorganize its European operations, the full impact of which was reflected as a reduction to income from operations for the Composite Materials segment (Note
16).
                            -35-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1. Segment Data (Continued)

Identifiable assets by industry and geographic  segment  are those  assets  that are used in the Company's operations  in each  industry  and geographic segment and  do  not  include general  corporate assets.  General corporate assets consist primarily of cash and cash equivalents, VEBA trust, deferred
taxes,  asbestos  insurance,  and  corporate  property   and
equipment.
NET SALES                    1995      1994     1993
                            (In millions of dollars)
Industry Segments

 Building Materials
  United States            $  2,033  $  1,952  $  1,699
  Europe                        264       182        97
  Canada and other              107       139       150

   Total Building Materials   2,404     2,273     1,946

 Composite Materials
  United States                 610       595       528
  Europe                        459       355       346
  Canada and other              139       128       124

   Total Composite Materials  1,208     1,078       998

Intersegment sales
 Building Materials               -         -         -
 Composite Materials             96        99        85
 Eliminations                   (96)      (99)      (85)

   Net sales               $  3,612 $   3,351  $  2,944

Geographic Segments

 United States             $  2,643  $  2,547  $  2,227
 Europe                         723       537       443
 Canada and other               246       267       274

                              3,612     3,351     2,944
Intersegment sales
 United States                   54        43        42
 Europe                          21        22        15
 Canada and other                88        91        66
 Eliminations                  (163)     (156)     (123)

   Net sales               $  3,612  $  3,351  $  2,944

                            -36-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1. Segment Data (Continued)

INCOME (LOSS) FROM OPERATIONS   1995    1994    1993
                            (In millions of dollars)
Industry Segments

 Building Materials
  United States            $    195  $    145  $    153
  Europe                         29        26        16
  Canada and other               13        18         6

   Total Building Materials     237       189       175

 Composite Materials
  United States                 135       108       101
  Europe                         64        (8)      (15)
  Canada and other               26         9        12

   Total Composite Materials    225       109        98

  General corporate expense     (50)      (72)      (37)

   Income from operations       412       226       236

  Cost of borrowed funds        (87)      (94)      (89)

   Income before provision
     for income taxes      $    325 $     132  $    147

Geographic Segments

 United States             $    330 $     253  $    254
 Europe                          93        18         1
 Canada and other                39        27        18
 General corporate expense      (50)      (72)      (37)

   Income from operations       412       226       236

 Cost of borrowed funds         (87)      (94)      (89)

   Income before provision
     for income taxes      $    325  $    132  $    147

                            -37-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1.  Segment Data (Continued)

IDENTIFIABLE ASSETS AT       1995      1994     1993
 DECEMBER 31,                  (In millions of dollars)

Industry Segments

 Building Materials
  United States            $    893  $    718  $    596
  Europe                        170       162        46
  Canada and other              194       136       155
   Total Building Materials    1,257    1,016       797

 Composite Materials
  United States                 361       326       302
  Europe                        388       335       256
  Canada and other              145       160       157

   Total Composite Materials    894       821       715

 General corporate            1,024     1,363     1,438

                              3,175     3,200     2,950
 Investments in affiliates
  accounted for under the
  equity method                  86        74        63

   Total assets            $  3,261  $  3,274  $  3,013

Geographic Segments

 United States             $  1,254  $  1,044 $     898
 Europe                         558       497       302
 Canada and other               339       296       312
 General corporate            1,024     1,363     1,438

                              3,175     3,200     2,950
 Investments in affiliates
  accounted for under the
  equity method                  86        74        63

   Total assets            $  3,261  $  3,274  $  3,013

                            -38-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1.           Segment Data (Continued)

PROVISION FOR DEPRECIATION,   1995     1994     1993
 AMORTIZATION, AND REBUILDING  (In millions of dollars)
 FURNACES

Industry Segments

 Building Materials
  United States            $     49  $     48  $     47
  Europe                         11         6         2
  Canada and other                8         8        11

   Total Building Materials      68        62        60

 Composite Materials
  United States                  22        22        24
  Europe                         18        17        16
  Canada and other                7         8        10

   Total Composite Materials     47        47        50

 General corporate               10         9        11

   Total provision for
     depreciation, amortization,
     and rebuilding furnaces $  125  $    118  $    121

Geographic Segments

 United States             $     71 $      70 $      71
 Europe                          29        23        18
 Canada and other                15        16        21
 General corporate               10         9        11

   Total provision for
    depreciation, amortization,
    and rebuilding furnaces $   125  $    118   $   121

                            -39-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1. Segment Data (Continued)

ADDITIONS TO PLANT AND EQUIPMENT   1995    1994    1993
                               (In millions of dollars)
Industry Segments

 Building Materials
  United States            $     60  $     85  $     82
  Europe                         36        41         2
  Canada and other               33         7         5

   Total Building Materials      129      133        89

 Composite Materials
  United States                  37        41        31
  Europe                         39        35        32
  Canada and other               18        26         7

   Total Composite Materials     94       102        70

 General corporate               53        23        19

   Total additions         $    276  $    258  $    178

Geographic Segments

 United States            $      97  $    126  $    113
 Europe                          75        76        34
 Canada and other                51        33        12
 General corporate               53        23        19

   Total additions         $    276  $    258  $    178

                            -40-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

2. Long-Term Debt
                               1995          1994
                              (In millions of dollars)
Unsecured U.S. credit facility
  due in 1997, variable     $     55      $     35
Unsecured European credit
 facilities due through
 2002, variable                   40             -
Unsecured Canadian credit
  facility due in 1997,
  variable                         -             4
Guaranteed debentures due
  in 2001, 10%                   150           150
Debentures due in 2002, 8.875%   150           150
Debentures due in 2012, 9.375%   150           149
Guaranteed  debentures due in
  1998, 9.8%                     100           100
Eurobonds due through 2001,
  9.814% (Note 20)                63           140
Bonds due in 2000, 7.25%,
  payable in Deutsche marks
  (Note 20)                       50            50
Convertible junior subordinated
  debentures due in 2005, 8%,
  convertible at $29.75 per
  share                            -           173
Notes due through 2002, 6.06%
  to 8.50%, payable in
  foreign currencies              26            38
Other long-term debt due
  through 2012, at rates from
  5.375% to 12.47%                45            68

                                 829         1,057
   Less:  Current portion        (35)          (20)

      Total long-term debt   $   794      $  1,037

The U.S. credit facility has a maximum commitment of $475 million at December 31, 1995, of which $176 million was used for standby letters of credit and $244 million was unused. The rate of interest is either the bank's base rate, or 13/16% over the certificate of deposit rate, or 11/16% over the London Interbank Offered Rate (LIBOR). The weighted average rate of interest paid on borrowings under this facility during 1995 was 6.9%, (8.5% at December 31, 1995). A commitment fee of 1/4 of 1% is charged on the unused portions of this facility.

The Canadian credit facility is payable in Canadian dollars and has a maximum commitment of 135 million Canadian dollars ($99 million U.S. dollars), all of which was unused at December 31, 1995. The rate of interest is either 11/16% over the Canadian cost of funds rate, or 11/16% over LIBOR on U.S. deposits, or .7875% over the Canadian bankers' acceptance rate. A commitment fee of 1/4 of 1% is charged on the unused portions of this facility.

                            -41-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

2. Long-Term Debt (Continued)

The European credit facilities, payable in Belgian francs, have an aggregate commitment of 1.6 billion Belgian francs ($55 million U.S. dollars) of which 400 million Belgian francs ($15 million U.S. dollars) was unused at December 31, 1995. The rate of interest on the facilities ranges from 4.28% to 4.51% at December 31, 1995. The commitment fee on the unused portions of the facilities range from 3/20 to 1/4 of 1%.

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

During 1995, the Company's $173 million issue of 8% convertible junior subordinated debentures were converted. The conversion resulted in the issuance of 5.8 million new shares of common stock. In conjunction with the conversion of the debentures, the Company paid fees of approximately $3 million which are reflected as other expenses on the Company's consolidated statement of income for the year ended December 31, 1995.

In November 1994, Owens-Corning Finance (U.K.) PLC, a wholly-owned subsidiary of the Company, issued $140 million of
Eurobonds.   These  bonds are convertible  into  fixed  rate
preference shares of Owens-Corning Finance (U.K.) PLC in November 2004 and may be redeemed at any time, at a premium, at the option of the Company. The bonds are guaranteed by the Company as to payments of principal and interest and rank similarly with all other senior unsecured debt of the
Company.   Subsequently,  in  a  separate  transaction,  the
Company  sold  a  put  option to the  holder  of  the  bonds allowing  the  option  holder  to  require  the  Company  to
purchase  a  portion  of the bonds.   As  a  result  of  the
holder's exercise of the put option, in May 1995, the Company repurchased a portion of the $140 million issue of Eurobonds for $77 million.
                            -42-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

2.  Long-Term Debt (Continued)

The aggregate maturities and sinking fund requirements for all long-term debt issues for each of the five years following December 31, 1995 are:

                              Credit    Other Long-
            Year            Facilities  Term Debt
                             (In millions of dollars)

            1996             $       -     $     35
            1997                    63           19
            1998                     8          112
            1999                     8           12
            2000                     6           75

3.Short-Term Debt
                               1995          1994
                              (In millions of dollars)

  Balance outstanding at
   December 31               $     64        $   155

  Weighted average
    short-term borrowings   $     184        $   165

  Weighted average interest
   rates on short-term debt
   outstanding at December 31     7.5%           6.6%

In May 1995 the Company repaid its unsecured, variable rate, short-term bank credit facility that was used to finance the 1994 U.K. acquisition (Note 5). This facility had a maximum commitment of $110 million at December 31, 1994, all of which was used. The rate of interest on borrowings under this facility was 1/2 of 1% over LIBOR, or 6.6875% at December 31, 1994.

In December 1995 the Company entered into two revolving credit agreements. Each quarter during 1996, the Company may borrow up to a predetermined amount from $13 million to $16 million. The amount borrowed may be repaid in U.S. dollars at less than or equal to the original borrowing, based upon predetermined British pound or Belgian franc currency exchange rates. The agreements are in effect through 1996 and bear interest at market rates in effect at the time of each borrowing.

The  Company had unused short-term lines of credit totalling
$239 million and $91 million at December 31, 1995 and 1994, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

4. Convertible Monthly Income Preferred Securities (MIPS)

In May 1995, Owens-Corning Capital, L.L.C. ("OC Capital"), a Delaware limited liability company, all of the common limited liability company interests in which are owned indirectly by the Company, completed a private offering of 4 million shares of Convertible Monthly Income Preferred Securities ("preferred securities"). The aggregate purchase price for the offering was $200 million. In conjunction with the offering, the Company incurred $6 million in issuance costs.

The preferred securities are guaranteed in certain respects by the Company and are convertible, at the option of the holders, into Company common stock at the rate of 1.1416 shares of Company common stock for each preferred security (equivalent to a conversion price of $43.80 per common share). OC Capital cannot initiate any action relating to conversion until after June 1, 1998. Distributions on the preferred securities are cumulative and are payable at the annual rate of 6-1/2 percent of the liquidation preference of $50 per preferred security. Distributions of $8 million have been recorded as other expenses on the Company's consolidated statement of income for the year ended December 31, 1995.

The Company issued $200 million of 6-1/2 percent Convertible Subordinated Debentures due 2025 to OC Capital, which represents the sole asset of OC Capital, in exchange for the proceeds of the offering. The Company used the proceeds to repay the $110 million short-term bank credit facility utilized for the 1994 U.K. acquisition (Note 5), with the balance used to reduce borrowings under the Company's revolving credit facilities.


5. Acquisitions and Divestitures of Businesses

During 1995 and 1994, the Company made several acquisitions in the Building Materials segment in the United States and Europe, which were consummated through the exchange of various combinations of common stock and cash. The aggregate purchase price including possible subsequent contingent consideration was $126 million and $155 million for 1995 and 1994, respectively. The 1995 acquisitions exchanged 946,922 shares of the Company's common stock and $82 million in cash which includes $1 million to be paid in the first quarter of 1996 and the 1994 acquisitions exchanged 855,556 shares of the Company's common stock and $120 million in cash, net of cash acquired, for all of the assets and liabilities of the companies acquired. The incremental sales from the acquisitions, in the year of acquisition, were $41 million and $134 million for the years ended December 31, 1995 and 1994, respectively.

The largest of these acquisitions was the 1994 second quarter acquisition of Pilkington Insulation Limited and Kitsons Insulation Products Limited (collectively, "the U.K. acquisition"), the United Kingdom based insulation manufacturing and industrial supply businesses of Pilkington PLC. Acquiring two glass fiber insulation manufacturing facilities, one rock wool manufacturing facility and 14 distribution centers, the Company now represents the United Kingdom's largest manufacturer of glass fiber and rock wool insulation is a major

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5. Acquisitions and Divestitures of Businesses (Continued)

supplier of thermal and acoustical insulation products to the United Kingdom construction industry. The purchase price of the U.K. acquisition was $110 million and was financed with borrowings from the Company's short-term bank credit facility (Note 3).

All acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations for the acquisitions have been included in the Company's consolidated financial statements subsequent to the acquisition dates.

The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The 1995 acquisitions included goodwill of $97 million and non-competition agreements of $3 million. The 1994 acquisitions included goodwill of $78 million and non-competition agreements of $6 million.

The goodwill and non-competition agreements are being amortized on a straight-line basis over 40 years and 7 years, respectively. The pro forma effect of the acquisitions was not material to net income for the years ended December 31, 1995, 1994 or 1993.

On September 30, 1994, the Company entered into a joint venture with Alpha Corporation of Tennessee, whereby the two companies combined their existing resin businesses to form Alpha/Owens-Corning, L.L.C., the largest manufacturer of polyester resins in North America. The Company contributed two manufacturing plants (Valparaiso, Indiana and Guelph, Ontario) and owns a 50 percent interest in the joint venture. This joint venture is being accounted for under the equity method. For the nine months ended September 30, 1994 and the year ended December 31, 1993, resin sales totaled $58 million and $63 million, respectively, and were included in the Composite Materials segment.

Late in the fourth quarter of 1994, the Company completed the sale of its underground storage tank manufacturing business. Sales for this business totaled $41 million and $43 million in 1994 and 1993, respectively, and were included in the Building Materials segment.


6. Postemployment  and  Postretirement  Benefits  Other  Than
   Pensions

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. are unfunded and pay either 1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met or, 2) fixed amounts of medical expense reimbursement. Employees become eligible to participate in the health care plans upon retirement under one of the Company's pension plans if they have accumulated 10 years of service after age 45. Some of the plans are

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6. Postemployment  and  Postretirement  Benefits  Other  Than
   Pensions (Continued)

contributory,  with  some  retiree  contributions   adjusted
annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements during their term.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its non-U.S. plans. Accordingly, the projected cost of postretirement benefits is charged to expense during the years in which eligible employees render service. The cumulative effect of the adoption of this standard was a charge of $10 million, or $.20 per share. (The Company adopted Statement No. 106 for its U.S. plans effective January 1, 1991.)

During 1993, the Company approved changes in its postretirement health care plans for retirees and active employees. These changes, which reduced the accumulated benefit obligation by $120 million and 1993 expense by $18 million, resulted in an unrecognized net reduction in prior service cost which will be amortized through 1999.

The  following  table reconciles the status of  the  accrued postretirement benefits cost liability at October  31,  1995 and  1994, as reflected on the balance sheet as of  December
31, 1995 and 1994:

                               1995          1994
                               (In millions of dollars)
Accumulated Postretirement
  Benefits Obligation:
    Retirees                $   (194)     $   (176)
    Fully eligible active
      plan participants          (21)          (24)
    Other active plan
      participants               (54)          (46)

Funded status                   (269)         (246)

Unrecognized net gain            (11)          (39)
Unrecognized net reduction
  in prior service cost          (72)          (88)

Benefit payments subsequent to
  the valuation date
  (October 31)                     3             3

Accrued postretirement benefits
  cost liability (includes
  current liabilities of
  $19 million in 1995 and
  1994)                     $   (349)     $   (370)

                            -46-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6. Postemployment  and  Postretirement  Benefits  Other  Than
   Pensions (Continued)

For measurement purposes, a 10.5% annual rate of increase in the per capita cost of covered health care claims was assumed for 1996. The rate was assumed to decrease to 10% for 1997, then decrease gradually to 6.0% by 2005. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefits obligation as of October 31, 1995, by $14 million and the aggregate of the service and interest cost components of net postretirement benefits cost for the year then ended by $2 million. The discount rate used in determining the accumulated postretirement benefits obligation was 7.5% in 1995, 8.5% in 1994, and 7.5% in 1993.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires the Company to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The cumulative effect of the adoption of this standard, recorded in 1994, was an undiscounted charge of $28 million, or $.56 per share, net of related income taxes of $18 million.

The  following  table reconciles the status of  the  accrued postemployment benefits cost liability at October  31,  1995 and  1994, as reflected on the balance sheet as of  December
31, 1995 and 1994:

                               1995         1994
                              (In millions of dollars)

  Funded status             $    (40)     $    (45)

  Unrecognized net gain           (2)            -

  Benefit payments subsequent
   to the valuation date
   (October 31)                    1             1

  Accrued postemployment benefit
   cost liability (includes
   current liabilities of $4
   million in 1995 and $5
   million in 1994)         $    (41)     $    (44)

The net postemployment benefits expense was $2 million and $3 million for 1995 and 1994, the year of adoption, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6. Postemployment  and  Postretirement  Benefits  Other  Than
   Pensions (Continued)

The net postretirement benefits cost for 1995, 1994 and 1993 included the following components:

                             1995      1994      1993
                             (In millions of dollars)

 Service cost              $      7  $      8  $      7
 Interest cost on accumulated
   post-retirement benefits
   obligation                    19        19        23
 Net amortization and deferral  (24)      (20)      (13)

 Net postretirement benefits
  cost                     $      2  $      7  $     17

In December 1995, the Company established and funded a Voluntary Employees' Beneficiary Association (VEBA) trust to cover certain employee welfare and postretirement benefits in the amount of $64 million, of which $13 million has been classified as long-term.


7. Pension Plans

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

In August of 1995, the Company amended the pension plan for U.S. salaried employees to change from a final average pay formula to a cash balance formula. The new plan provisions become effective on January 1, 1996. The change resulted in a reduction in the projected benefit obligation of $20 million. The change is expected to reduce pension expense in the future through the amortization of the reduction in the projected benefit obligation, reduced service cost and reduced interest cost on the projected benefit obligation. The reduction in pension expense for 1996 is expected to be $11 million. The impact on pension expense for 1995 was a reduction of $4 million.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

7. Pension Plans (Continued)

Pension expense for the Company's defined benefit pension plans includes the following:

                             1995      1994      1993
                             (In millions of dollars)

 Service cost              $     20  $     22  $     23
 Interest cost on projected
   benefit obligation            64        58        62
 Actual return on plan assets  (114)      (13)     (124)
 Net amortization and deferral   30       (64)       50

 Net pension expense      $       -  $      3  $     11

The  funded  status  at October 31,  1995  and  1994  is  as follows:
                                 1995                  1994
                                  (In millions of dollars)
                                Over   Under   Over   Under
                               Funded  Funded Funded Funded

Vested benefit obligation      $  359  $  312  $ 310 $  273

Accumulated benefit
  obligation                   $  395  $  355  $ 341 $  343

Plan assets at fair value      $  500  $  316  $ 466 $  306

Projected benefit obligation      447     365    430    352

Plan assets in excess of
  (less than) projected
  benefit obligation               53     (49)    36    (46)

Unrecognized loss                  15      59      8     55
Unrecognized prior service
  cost                            (30)    (31)   (12)   (24)
Unrecognized transition amount    (35)    (11)   (39)   (13)
Adjustment to minimum liability     -      (7)     -    (12)

Net pension liability (includes
 current liabilities of $2 million
 in 1995 and $8 million in 1994
 and noncurrent assets of $41
 million in 1995 and $38 million
 in 1994)                        $  3  $ (39)   $ (7) $(40)

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

7. Pension Plans (Continued)

The 1995, 1994 and 1993 primary actuarial assumptions used for pension plans were:

                             1995      1994     1993

 Discount rate                 7.5%      8.5%      7.5%
 Expected long-term rate of
  return on plan assets        9.0%      9.5%     10.0%
 Rate of compensation
  increase                     5.1%      5.1%      4.1%

The   Company  also  sponsors  defined  contribution   plans
available to substantially all U.S. employees. Company contributions for the plans are based on matching a percentage of employee savings up to a maximum savings level. The Company's contributions were $12 million in 1995, $10 million in 1994, and $9 million in 1993.


8. Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement No. 109 changed the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of corresponding liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of the adoption of this standard, recorded in 1993, was an increase to earnings of $26 million, or $.53 per share.
                            -50-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. Income Taxes
                             1995      1994      1993
                             (In millions of dollars)
Income (loss) before provision
 (credit) for income taxes:

  U.S.                     $    226  $    119  $    163
  Foreign                        99        13       (16)

   Total                   $    325  $    132  $    147

Provision (credit) for income taxes:

 Current
  U.S.                    $    (45) $     (2)  $     24
  State and local               (4)       (7)         7
  Foreign                       13         5          6

   Total current               (36)       (4)        37

 Deferred
  U.S.                          113        51        27
  State and local                15        13         1
  Foreign                        14        (2)       (4)

   Total deferred               142        62        24

 Adjustment to deferred tax assets and
  liabilities for an increase in the U.S.
  federal statutory rate          -         -      (14)

    Total provision for income
      taxes               $     106   $    58 $     47

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                             1995      1994      1993

U.S. federal statutory rate   35%       35%       35%
Operating losses of foreign
  subsidiaries                 -         7        10
Utilization of research and
  development credits         (3)        -         -
Utilization of operating loss
  carryforwards                -        (7)       (2)
Utilization of tax loss
  carryback                   (2)        -         -
Enacted federal tax rate
  change                       -         -       (10)
State and local income taxes   2         3         3
Other                          1         6        (4)

Effective tax rate            33%       44%       32%

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. Income Taxes (Continued)

As of December 31, 1995, the Company has not provided for withholding or U.S. federal income taxes on approximately $196 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $25 million of deferred income taxes would have been provided.

During 1995 and 1994, the Company utilized tax net operating loss carryforwards for certain of its foreign subsidiaries of approximately $2 million and $9 million, respectively.
At December 31, 1995 and 1994, the Company had tax net operating loss carryforwards for certain of its foreign subsidiaries of approximately $27 million, certain of which expire through 1999.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                     1995                    1994
                           Deferred                 Deferred
               Deferred      Tax       Deferred       Tax
               Tax  Assets Liabilities Tax  Assets  Liabilities
                           (In millions of dollars)

Asbestos litigation
 claims            $  244       $   -      $   306   $    -
Other employee
 benefits             160           -          171        -
Depreciation            -         116            -      138
Warranty and product
 liability reserves    27           -           29        -
Operating loss
 carryforwards         27           -           27        -
State and local
 taxes                  -          21            -       20
Other                  60          39          122        6

  Subtotal            518         176          655      164

Valuation allowances  (20)          -          (27)       -

Total deferred   $    498    $    176     $    628 $    164

Management fully expects to realize its net deferred tax assets through income from future operations.


9.  Science and Technology Expenses

Science and technology expenses include research and development costs of $69 million in 1995, $64 million in 1994, and $61 million in 1993. In addition to research and development costs, science and technology expenses include continuing commercial activities such as engineering and product modifications for special applications and testing.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

10.  Accounts Receivable Securitization

In 1994 and 1995, the Company sold certain accounts receivable of its Building Materials operations to a 100% owned subsidiary, Owens-Corning Funding Corporation ("OC Funding"). In December 1994, OC Funding entered into a three-year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100 million. At December 31, 1995 and 1994, $100 million and $50 million, respectively, have been sold under this agreement and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The discount of $6 million on the receivables sold has been recorded as other expenses on the Company's consolidated statement of income for the year ended December 31, 1995.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by OC
Funding.


11. Inventories

Inventories are summarized as follows:

                               1995          1994
                              (In millions of dollars)

Finished goods              $     210     $   192

Materials and supplies            127         118

FIFO inventory                    337         310

Less:  Reduction to LIFO basis    (84)        (87)

                            $     253      $  223

Approximately $175 million of FIFO inventories were valued using the LIFO method at December 31, 1995 and 1994.

During 1995, 1994, and 1993, certain inventories were reduced, resulting in the liquidation of LIFO inventory layers carried at lower costs in prior years as compared with the current cost of inventory. The effect of these inventory reductions was to reduce 1995, 1994, and 1993 cost of sales by $7 million, $3 million, and $1 million, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

12.  Investments in Affiliates

At December 31, 1995 and 1994, the Company's affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, include:

                                    Percent Ownership
                                      1995      1994
      COMPOSITES:

    Alpha/Owens-Corning, L.L.C. (USA) 50%       50%
    Knytex Company, L.L.C. (USA)      50%       50%
    Vitro-Fibras, S.A. (Mexico)       40%       40%

   GLOBAL PIPE:

     Amiantit  Fiberglass Industries,
       Ltd.  (Saudi  Arabia)          30%       30%
    Owens-Corning Eternit Rohre GmbH
      (Germany)                       50%       50%
    Owens-Corning Pipe Botswana
      (Pty.), Ltd. (Botswana)         46%       49%
    Owens-Corning Tubs S.A. (Spain)   50%       50%
    Owens-Corning Canos, S.A.
      (Argentina)                     50%        -

   BUILDING MATERIALS - EUROPE:

    Arabian Fiberglass Insulation
      Company, Ltd. (Saudi Arabia)    49%      49%

   ASIA PACIFIC:

    Asahi Fiber Glass Company, Ltd.
      (Japan)                         28%      28%
    LG Owens-Corning Corp. (Korea)    31%      30%
    Siam Fiberglass Co., Ltd.
      (Thailand)                      20%      20%

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

12. Investments in Affiliates  (Continued)

The    following   table   provides   summarized   financial
information on a combined 100% basis for the Company's affiliates accounted for under the equity method:

                                 1995      1994      1993
                              (In millions of dollars)

At December 31:
 Current assets             $    338   $    328  $    214
 Noncurrent assets               472        513       387
 Current liabilities             403        331       240
 Noncurrent liabilities          253        250       147
For the year:
   Net sales                     962        630       486
   Gross margin                  178         96        81
   Net income                     47          7        16

The   Company's  equity  in  undistributed  net  income   of
affiliates was $36 million at  December 31, 1995.

Subsequent to year end, the Company sold all of its interest in  Asahi  Fiber  Glass Company, Ltd. for approximately  $50 million,  and  realized  a pretax  gain  in  excess  of  $25 million.


13.  Accounts Payable and Accrued Liabilities

                               1995          1994
                              (In millions of dollars)

  Accounts payable           $    309      $    298
  Payroll and vacation pay         87           117
  Payroll, property, and
    miscellaneous taxes            39            30
  Other employee benefits
    liability (Note 6)             23            24
  Other                           129           129

                             $    587      $    598

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

14. Consolidated Statement of Cash Flows

Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:

                             1995      1994      1993
                               (In millions of dollars)

     Income taxes         $    (34) $     (4)  $     43
     Cost of borrowed funds     94        97         95

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

See  Notes  2 and 5 for supplemental disclosure of  Non-cash
Investing and Financing Activities.


15. Leases

The Company leases certain manufacturing equipment and office and warehouse facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2015. Total rental expense charged to operations was $63 million in 1995, $54 million in 1994, and $42 million in 1993. At December 31, 1995, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:

                            Minimum Future
             Period       Rental Commitments
                          (In millions of dollars)

                1996         $      52
                1997                52
                1998                40
                1999                20
                2000                18
                2001 through 2015  134

                              $    316


               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

16.  Restructuring  of  Operations  and   Other Initiatives

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions aimed at reducing costs and enhancing the Company's speed, focus, and efficiency. This $117 million pretax charge is comprised of an $89 million charge associated with the restructuring of the Company's business segments, as well as a $28 million charge, primarily composed of final costs associated with the administration of the Company's former commercial roofing business. The components of the $89 million restructure include: $44 million for personnel reductions, $20 million for divestiture of non-strategic businesses and facilities, $22 million for business realignments, and $3 million for other actions. The $44 million cost for personnel reductions primarily represents severance costs associated with the elimination of nearly 400 positions worldwide. The primary employee groups affected include science and technology personnel, field sales personnel, corporate administrative personnel, and commercial roofing and resin business personnel.

As of December 31, 1995, the Company has recorded approximately $82 million in costs against its 1994 restructure reserve, of which $67 million represents actual cash expenditures and $15 million represents the non-cash effects of asset write-offs and business realignments. The $67 million cash expenditure includes severance costs of $42 million, divestiture or realignment of businesses and facilities costs of $22 million, and $3 million for other actions.

During the first quarter of 1993, the Company recorded a $23
million charge to reorganize its European operations.   This
charge included $17 million for personnel reductions and  $6 million for the writedown of fixed assets.


17.  Glass Melting Furnace Rebuilds

Effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces. Previously, the Company established a reserve for the future rebuilding costs of its glass melting furnaces through a charge to earnings between dates of rebuilds. The change to the capital method provides a more appropriate measure of the Company's capital investment and is consistent with industry practice. The cumulative effect of this change in accounting method was an increase to earnings of $123 million, or $2.45 per share, net of related income taxes of $54 million. The effect of this change in accounting method was to increase depreciation expense and eliminate furnace rebuild provision. The pro forma effect of this change was not material to net income for the year ended December 31, 1993.
                            -57-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

18.  Stock Compensation Plans

The Company's Stock Performance Incentive Plan (SPIP) and the Owens-Corning 1995 Stock Plan, (collectively, the
"Plans"), permit up to two percent and one percent, respectively, of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, independently for each plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year's allocation (determined by using 25% of the current year's allocation). These shares are also subject to the 25% limit for restricted stock awards. During 1995, the total number of shares available under the Plans for stock awards was 1,565,004 shares, 1,006,950 of which were awarded as stock options and 232,224 as restricted stock, which includes an advance of 54,355 shares from the 1996 allocation for SPIP. 599,840 shares are also available to be awarded under a prior plan; however, the Company does not expect any awards to be made under that plan.

Additionally, the Company has a plan to award stock options and deferred stock awards to nonemployee directors, of which 95,500 shares were available for this purpose as of December 31, 1995. In 1995, 10,000 options and 4,000 stock awards were granted, of which 2,000 were issued in conjunction with the plan for nonemployee directors.

During 1994, the total number of shares available for stock awards for SPIP was 1,075,752 shares, 894,000 of which were awarded as stock options and 59,450 as restricted stock, which included an advance of 93,478 shares from the 1995 allocation. Additionally, in 1994, 8,500 options and 4,000 stock awards were granted, of which 2,000 were issued in conjunction with the plan for nonemployee directors.

Stock Options

Activity during 1995 and 1994 in shares under option:

                           1995                     1994
                      Number     Price       Number     Price
                        of     Range per       of     Range per
                      Shares     Share       Shares     Share

Beginning of year   3,290,454 $17.86-47.00  2,560,826 $17.86-47.00

Options granted     1,016,950  31.50-45.00    902,500  28.50-34.88

Options exercised    (300,663) 17.86-40.50   (137,059) 18.75-30.63

Options cancelled     (63,631) 30.63-40.50    (35,813) 26.75-40.50

End of year         3,943,110 $17.86-47.00  3,290,454 $17.86-47.00

Exercisable         2,107,427 $17.86-47.00  1,619,119 $17.86-47.00

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

18. Stock Compensation Plans (Continued)

Option prices represent the market price at date of grant. Shares issued under options are recorded in the common stock accounts at the option price. Options granted vest ratably through 1998 for the SPIP plan and, as determined by the compensation committee, for the Owens-Corning 1995 Stock Plan.

Deferred Stock Awards

At December 31, 1995, the Company had 15,711 shares of deferred stock outstanding, all of which were vested.
During 1995, 2,000 shares of deferred stock were granted, and 2,629 shares were issued.

Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period.

Restricted Stock Awards

At December 31, 1995, the Company had 448,973 shares of restricted stock outstanding. Stock restrictions lapse, subject to alternate vesting plans for approved early retirement and involuntary termination, over various periods ending in 2005.


19.Share Purchase Rights

Each outstanding share of the Company's common stock includes a preferred share purchase right. Each right entitles the holder to buy from the Company one one-
hundredth  of  a  share of Series A Participating  Preferred
Stock  of  the  Company at a price of  $50.   The  Board  of
Directors has designated 750,000 shares of the Company's authorized preferred stock as Series A Participating Preferred Stock. There are currently no preferred shares outstanding.

Rights become exercisable and detach from the common stock ten days after a person or group acquires, or announces a tender offer for, 20% or more of the Company's outstanding shares of common stock. The rights expire on December 30, 1996, unless redeemed earlier by the Company. The rights are redeemable by the Company at one cent each at any time prior to ten days following public announcement or notice to the Company that an acquiring person or group has purchased 20% or more of the Company's outstanding common stock. If the Company is acquired in a merger or other business combination at any time after the rights become exercisable, each right would entitle its holder to buy shares of the acquiring or surviving company having a market value of twice the exercise price of the right.
                            -59-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20. Derivative  Financial  Instruments  and  Fair  Value   of
    Financial Instruments

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

Foreign Exchange Risk and Interest Rate Risk Management

The   Company  enters  into  various  types  of   derivative
financial instruments to manage its foreign exchange risk and interest rate risk, as indicated in the following table.

                         Notional Amount    Notional Amount
                        December 31, 1995  December 31, 1994
                            (In millions of dollars)

  Forward currency exchange
   contracts                $    234      $    194
  Options purchased               25            22
  Currency swaps                 190           190
  Interest rate swaps            150           150

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. As of December 31, 1995, the Company has 21 forward currency exchange contracts maturing in 1996 which exchange 2.7 billion Belgian francs, 19 million U.S. dollars, 11 million British pounds, 117 million French francs, 17 billion Italian lira, and various other currencies. As of December 31, 1994, the Company had 29 forward currency exchange contracts which matured in 1995 and exchanged 4.4 billion Belgian francs, 23 million U.S. dollars, 38 million British pounds, 22 million Deutsche marks, 19 billion Italian lira, and various other currencies. Gains and losses on these foreign currency hedges are included in the carrying amount of the related assets and liabilities. At December 31, 1995 and 1994, deferred gains and losses on these foreign currency hedges are not material to the consolidated financial statements.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20. Derivative  Financial  Instruments  and  Fair  Value   of
    Financial Instruments (Continued)

The Company enters into forward currency exchange contracts to hedge its equity investments in certain foreign subsidiaries and to manage its exposure against fluctuations in foreign currency rates. As of December 31, 1995, the Company has two forward currency exchange contracts maturing in 1996 which exchange 1 billion Belgian francs against approximately 34 million U.S. dollars to hedge its equity investments in certain of its European subsidiaries. As of December 31, 1994, the Company had two forward currency exchange contracts which matured in 1995 and exchanged 1 billion Belgian francs against approximately 32 million U.S. dollars to hedge its equity investments in certain of its European subsidiaries. At December 31, 1995 and 1994, losses of $4 million and $3 million on hedges of net investments in foreign subsidiaries are included in stockholders' equity, respectively.

The Company has entered into forward currency exchange contracts to reduce its exposure to currency fluctuations on the proceeds of the sale of its investment in Asahi Fiber Glass Company, Ltd. (Note 12). As of December 31, 1995, these contracts exchange 5 billion Japanese yen for 50 million U.S. dollars. At December 31, 1995, gains of $3 million are included as deferred revenue.

The Company entered into forward currency exchange contracts to reduce its exposure to currency fluctuations on the anticipated 1995 earnings of certain European subsidiaries. The nine forward currency exchange contracts which matured in 1995, exchanged 412 million Belgian francs and 8 million British pounds against approximately 25 million U.S. dollars. Gains and losses on these foreign currency hedges were included in income in the period in which the exchange rates changed. Gains on these forward currency exchange contracts were not material to the consolidated financial statements.

The Company enters into option contracts to hedge anticipated transactions with certain of its foreign subsidiaries. As of December 31, 1995, the Company has eight currency option contracts maturing in 1996 which hedge the 1996 royalty payments of the Company's European subsidiaries. As of December 31, 1995, the currency option contracts exchanged 526 million Belgian francs and 6 million British pounds against approximately 25 million U.S. dollars. As of December 31, 1994, the Company had six currency option contracts which exchanged 496 million
Belgian francs and 4 million British pounds against approximately 22 million U.S. dollars. Gains on the
Company's hedges of these anticipated transactions are included as deferred revenue. At December 31, 1995 and 1994, deferred gains on option contracts are not material to the consolidated financial statements.

As of December 31, 1994, the Company entered into two currency swap transactions to manage its exposure against foreign currency fluctuations on the principal amount of its guaranteed .814% Eurobonds (Note 2). At December 31, 1994, gains on these currency swaps were not material to the consolidated financial statements. During May 1995 the Company terminated these swaps. The termination of these swaps exchanged 140 million U.S. dollars for approximately 89 million British pounds, resulting in a gain of approximately 10 million U.S dollars. At that time, the Company entered into two cross-currency interest rate swaps from U.S. dollars into British pounds to hedge the interest and principal payments of the remaining Eurobonds through 2002. These agreements also convert part of the fixed rate interest into variable rate interest. The gain on the exercised swaps is being amortized over the
                            -61-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20. Derivative  Financial  Instruments  and  Fair  Value   of
    Financial Instruments (Continued)

life  of  the  original  hedge.  At December  31,  1995,  $7 million of unamortized gain on the four cross-currency interest rate swaps is included in other liabilities.

The Company has a cross-currency interest rate conversion agreement from Deutsche marks into U.S. dollars to hedge the interest and principal payments of its 7.25% Deutsche mark bonds, due in 2000. The agreement establishes a fixed interest rate of 11.1%.

The Company enters into interest rate swaps to manage its interest rate risk. The Company has entered into four interest rate swap agreements to reduce the interest rates on its fixed rate borrowings. These agreements effectively convert an aggregate principal amount of $150 million of fixed rate long-term debt into variable rate borrowings with interest rates ranging from 5.875% to 8.025% in 1995 and 5.81% to 7.96% in 1994. The agreements mature in 1998. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreements.

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 1995 and 1994, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of $71 million and $27 million, respectively. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk

As of December 31, 1995 and 1994, the Company has no significant group concentrations of credit risk.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each category of financial instruments.

    Cash and short-term financial instruments

    The carrying amount approximates fair value due to the short maturity of these instruments.




               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20. Derivative  Financial  Instruments  and  Fair  Value   of
    Financial Instruments (Continued)

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

The   estimated  fair  values  of  the  Company's  financial
instruments as of December 31, 1995 and 1994, which have fair values different than their carrying amounts, are as follows:

                          1995               1994
                     Carrying Fair       Carrying Fair
                     Amount  Value       Amount  Value
                          (In millions of dollars)
Assets
 Long-term notes
  receivable       $    24   $   22    $     20  $  18

Liabilities
 Long-term debt        794      875       1,037  1,076

Off-Balance-Sheet
  Financial Instruments
  - Unrealized gains
    Foreign currency
      swaps              -       39           -     26
    Interest rate swaps  -       14           -      4

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20. Derivative  Financial  Instruments  and  Fair  Value   of
    Financial Instruments (Continued)

As of December 31, 1995 and 1994, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

As of December 31, 1995 and 1994, the Company has also entered into certain forward currency exchange and option contracts, the fair values of which are not material to the consolidated financial statements.


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

Status

As of December 31, 1995, approximately 144,200 asbestos personal injury claims were pending against the Company, 55,900 of which were received in 1995. The Company received approximately 29,100 such claims in 1994, and 32,400 in 1993.

Through December 31, 1995, the Company had resolved (by settlement or otherwise) approximately 160,600 asbestos personal injury claims. During 1993, 1994, and 1995, the Company resolved approximately 60,000 such claims and incurred total indemnity payments of $641 million (an average of about $10,700 per case). The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

21. Contingent Liabilities (Continued)

presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

Insurance

As  of December 31, 1995, the Company had approximately $430
million   in   unexhausted  insurance   coverage   (net   of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1997 and beyond under agreements with the carriers confirming such coverage. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

In addition to its confirmed non-products insurance, the Company has a significant amount of potential non-products coverage with excess level carriers. The Company cautions, however, that this coverage is unconfirmed and that the amount and timing of additional recovery from these policies, if any, will depend on subsequent negotiations or proceedings.

Reserve

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999 (the "Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

21.  Contingent Liabilities (Continued)

                             Asbestos Litigation Claims
                              December 31, December 31,
                                  1995         1994
                              (In millions of dollars)

   Reserve for asbestos litigation claims

   Current                          $   250  $   300
   Other                                887    1,145

     Total Reserve                    1,137    1,445

  Insurance for asbestos litigation claims

   Current                              100      125
   Other                                330      556

     Total Insurance                    430      681

   Net Asbestos Liability          $    707  $   764

Case filing rates have continued at historically high levels with the receipt of approximately 55,900 new claims during 1995, following the receipt of approximately 29,100 claims in 1994 and approximately 32,400 claims in 1993. Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in estimating the Company's asbestos liabilities.

Certain  of  the Company's principal co-defendants,  the  20 members  of  the Center for Claims Resolution, have  entered into  a  proposed  "global" settlement which  would  require
future   claimants  to  satisfy  certain  medical   criteria
indicative of significant asbestos-related impairment as a pre-condition to their eligibility for settlement payments. The Company is using similar criteria in the implementation of its own settlement and litigation strategy and is also seeking to require more careful proof than in the past that claimants had significant exposure to the Company's asbestos-containing product or operations. The Company believes that this strategy will reduce the overall cost of asbestos personal injury claims in the long run by channeling
indemnity   payments   to  claimants   who   can   establish
significant asbestos-related impairment and exposure to the Company's asbestos-containing product or operations and by substantially reducing indemnity payments to individuals who
are   unimpaired  or  who  did  not  have  significant  such
exposure.   The  Company's  strategy  has  resulted  in   an
increased  level  of trial activity and an increase  in  the
number  and  amount   of compensatory  and  punitive  damage
verdicts and judgments against the Company. This strategy may have the effect of increasing average per-case indemnity
costs   for   claims  resolved  with  payment,  while   also
increasing the number of claims dismissed without payment.
                            -66-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

21.  Contingent Liabilities (Continued)

The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $430 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company has reviewed and will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.

The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.

Cash Expenditures

The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate $707 million, the Company's Liabilities, net of Insurance, before tax benefits. Cash payments will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its Insurance.

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


               OWENS CORNING AND SUBSIDIARIES

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


22.Quarterly Financial Information (Unaudited)

                                       Quarter
                           First   Second  Third  Fourth
                    (In millions of dollars, except share data)
  1995

Net sales               $   844  $   877  $   927  $   964

Cost of sales               630      639      684      717

Gross margin            $   214  $   238  $   243  $   247


Net income              $    33  $    63  $    70  $    66

Net income per share:

  Primary net income
    per share           $   .71  $  1.25  $  1.35  $  1.27

   Fully diluted net
     income per share   $   .68  $  1.20  $  1.28  $  1.21

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

22.  Quarterly Financial Information (Unaudited) (Continued)

                                       Quarter
                           First   Second  Third  Fourth
                    (In millions of dollars, except share data)
  1994

Net sales               $   677  $   852  $   936  $   886

Cost of sales               523      644      705      664

Gross margin            $   154  $   208  $   231  $   222

Income (loss) before
  cumulative effect
  of accounting changes $  (67)  $    45  $    53  $    43

Cumulative effect of
  accounting changes
  (Notes 6  and  17)        85         -        -        -

Net income             $    18   $    45  $    53  $    43

Net income per share:

 Primary
  Income (loss) before
    cumulative effect
    of accounting
    changes          $  (1.52)  $  1.03  $   1.19  $   .98

  Cumulative effect of
    accounting changes   1.93         -         -        -

  Net income per
    share           $     .41   $  1.03   $  1.19  $   .98

 Fully diluted
  Income (loss) before
    cumulative effect
    of accounting
    changes          $ (1.30)    $  .95   $  1.09  $   .91

  Cumulative effect
    of accounting
    changes             1.70          -         -        -

  Net income per
    share          $     .40   $    .95  $   1.09 $    .91

Net income per share and primary and fully diluted weighted average shares are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the per share total for the year.
                            -69-

           INDEX TO FINANCIAL STATEMENT SCHEDULES



Number    Description                                          Page

II        Valuation and Qualifying Accounts and Reserves -
           for the years ended December 31, 1995, 1994,
           and 1993                                              70
                            -70-

               OWENS CORNING AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
Column A         Column B       Column C       Column D     Column E

                                Additions
                             (1)        (2)
                Balance at  Charged to Charged               Balance
                Beginning   Costs and  to Other               at End
Classification  of Period    Expenses  Accounts  Deductions of Period
                             (In millions of dollars)

FOR THE YEAR ENDED DECEMBER 31, 1995:
 Allowance deducted from
  asset to which it
  applies - Doubtful
  Accounts        $   16    $    5     $     -   $    2(A)  $   19


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

(C) Effective January 1, 1994, the Company adopted the capital method for rebuilding furnaces. See Note 17 to the Consolidated Financial Statements.

                            -71-

                       EXHIBIT INDEX

Exhibit
Number                        Document Description

(3)    Articles of Incorporation and By-Laws.

        Certificate of Incorporation of Owens Corning, as amended (filed herewith).

        By-Laws   of   Owens  Corning,  as  amended   (filed
        herewith).

(4)     Instruments Defining the Rights of Security Holders,
        Including Indentures.

        Credit Agreement, dated as of November 2, 1993, among Owens-Corning Fiberglas Corporation**, the Banks listed on Annex A thereto, and Credit Suisse, as Agent for the Banks (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended September 30, 1993), as amended by
        Amendment No. 1 thereto (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1994) and by Amendment No. 2 and Amendment No. 3 thereto (filed herewith).

        The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

(10)    Material Contracts.

        Credit Agreement, dated as of November 2, 1993, among Owens-Corning Fiberglas Corporation**, the Banks listed on Annex A thereto, and Credit Suisse, as Agent for the Banks (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended September 30, 1993), as amended by
        Amendment No. 1 thereto (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1994) and by Amendment No. 2 and Amendment No. 3 thereto (filed as Exhibit (4) to this annual report on Form 10-K).

        Rights Agreement, dated as of December 18, 1986, between Owens-Corning Fiberglas Corporation** and Manufacturers Hanover Trust Company, as Rights
        Agent, including, as Exhibit B of such Rights Agreement, the form of Right Certificate (incorporated herein by reference to Exhibits 1 and 2 to the Company's Registration Statement on Form 8-A (File No. 1-3660), dated December 23, 1986).

                            -72-

                        EXHIBIT INDEX

Exhibit
Number                        Document Description

        *Corporate   Incentive  Plan  Terms  Applicable   to
        Certain Executive Officers (filed herewith).

        *Corporate  Incentive Plan Terms Applicable  to  Key
        Employees  Other  Than  Certain  Executive  Officers
        (filed herewith).

        *Long-Term   Performance   Incentive   Plan    Terms
        Applicable to Certain Executive Officers (filed herewith).

        *Long-Term   Performance   Incentive   Plan    Terms
        Applicable to Officers Other Than Certain  Executive
        Officers (filed herewith).

        *Stock Performance Incentive Plan, as amended (filed herewith).

        *Agreement,  dated December 2, 1994, with  Christian
        L. Campbell (filed herewith).

        The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1994:

        * - Agreement,  dated  as of January 1, 1995,  with
          William  W. Colville.

        * - Agreement, dated June 16, 1993, with David W.
          Devonshire.

        *Director's Charitable Award Program (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended September 30, 1993).

        *Executive Supplemental Benefit Plan, as amended (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1993).

       *Employment  Agreement,  dated  as  of  December  15,
        1991, with Glen H. Hiner (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1991), as amended by First Amending Agreement made as of April 1, 1992 (incorporated herein by reference to Exhibit
        (19) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30,
        1992).

       *1987   Stock   Plan   for  Directors,   as   amended
        (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1992).

       *Form  of Key Management Severance Benefits Agreement
        (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-
        3660) for 1991).
                            -73-

                        EXHIBIT INDEX

Exhibit
Number                        Document Description

       *1986    Equity   Partnership   Plan,   as    amended
        (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1988), as amended by Amendment 1 thereto (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1989), by Amendment 2 thereto (incorporated herein by reference to Exhibit
        (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1989) and by Amendment 3 thereto (incorporated herein by reference to Exhibit
        (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1990).

       *Form   of   Directors'   Indemnification   Agreement
        (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-
        3660) for 1989).

        The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1987:

      * - Officers Deferred Compensation Plan.

      * - Deferred   Compensation  Plan  for   Directors,   as
        amended.

(11)    Statement  re  Computation of Per  Share  Earnings
        (filed herewith).

(21)     Subsidiaries of Owens Corning (filed herewith).

(23)     Consent of Arthur Andersen LLP (filed herewith).

(27)     Financial Data Schedule (filed herewith).


* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

** Now known as Owens Corning.