Form 10-K/A
period 1995-12-31
OWENS CORNING
filed 1996-03-05
CIK 75234

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

Gross payments for asbestos litigation claims during 1995, including $48 million in defense costs and $6 million for appeal bond and other costs, were $308 million.
Proceeds from insurance were $251 million, $100 million of which was received as a prepayment of a third quarter 1995 settlement with a major insurer, which confirmed the Company's access to $330 million of insurance for payment of asbestos litigation claims. Excluding the impact of the $100 million prepayment by the carrier, cash flow from asbestos related activities was a net pretax cash outflow of $157 million, or $94 million after-tax. During 1995, the Company received approximately 55,900 new asbestos personal injury cases and closed approximately 21,900 cases. Over the next twelve months total payments for asbestos litigation claims, including defense costs, are expected to be approximately $250 million. Proceeds from insurance of $100 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $150 million, or $90 million after-tax. Please see Note 21 to the Consolidated Financial Statements.

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