Form 10-Q
period 1996-03-31
OWENS CORNING
filed 1996-05-15
CIK 75234

SECURITIES AND EXCHANGE COMMISSION


                  Washington, D. C.  20549


                          FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the Quarter Ended March 31, 1996


                 Commission File No. 1-3660


                        Owens Corning


            Fiberglas Tower, Toledo, Ohio  43659


                Telephone No. (419) 248-8000


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


                 Yes [ X ]         No [   ]


      Shares of common stock, par value $.10 per share, outstanding at April 30, 1996

                         51,533,673

               PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME
                                                  Quarter Ended
                                                    March  31,
                                                 1996       1995
                                             (In millions of dollars,
                                                except share data)

NET SALES                                          $    849  $    844

COST OF SALES                                           631       630

  Gross margin                                          218       214

OPERATING EXPENSES

  Marketing and administrative expenses                 128       113
  Science and technology expenses                        21        18
  Other                                                  (3)       11

     Total operating expenses                           146       142

INCOME FROM OPERATIONS                                   72        72

Cost of borrowed funds                                   18        26

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                           54        46

Provision for income taxes (Note 3)                      16        16

INCOME BEFORE EQUITY IN NET
  INCOME OF AFFILIATES                                   38        30

Equity in net income of affiliates                        1         3

NET INCOME                                         $     39  $     33


NET INCOME PER COMMON SHARE

Primary net income per share                       $    .75  $    .71
Fully diluted net income per share                 $    .73  $    .68

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

     Primary                                           52.3      45.7
     Assuming full dilution                            56.9      50.8

The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                                                  March 31,  December 31,
                                                    1996         1995
ASSETS                                           (In millions of dollars)

CURRENT

  Cash and cash equivalents                          $   13     $   18
  Receivables                                           382        314
  Inventories (Note 4)                                  304        253
  Insurance for asbestos litigation
     claims - current portion (Note 6)                  100        100
  Deferred income taxes                                  69         70
  VEBA trust                                             62         51
  Income tax receivable                                   1         50
  Investment in affiliate held for sale                   -         36
  Other current assets                                   46         35

     Total current                                      977        927

OTHER

  Goodwill                                              251        249
  Investments in affiliates                              52         50
  Deferred income taxes                                 253        252
  Insurance for asbestos litigation
     claims (Note 6)                                    300        330
  Other noncurrent assets                               143        147

     Total other                                        999      1,028

PLANT AND EQUIPMENT, at cost

  Land                                                   54         52
  Building and leasehold improvements                   576        581
  Machinery and equipment                             2,274      2,266
  Construction in progress                              210        168
                                                      3,114      3,067
  Less--Accumulated depreciation                     (1,782)    (1,761)

     Net plant and equipment                          1,332      1,306

TOTAL ASSETS                                         $3,308     $3,261


The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                        (Continued)
                                                   March 31,  December 31,
                                                     1996         1995
                                                  (In millions of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
 Accounts payable and accrued liabilities          $  514     $  587
  Reserve for asbestos litigation claims -
     current portion (Note 6)                         300        250
  Short-term debt                                     107         64
  Long-term debt - current portion                     38         35

     Total current                                    959        936

LONG-TERM DEBT                                        875        794

OTHER

  Reserve for asbestos litigation claims
     (Note 6)                                         802        887
  Other employee benefits liability                   363        367
  Pension plan liability                               73         75
  Other                                               233        220

     Total other                                    1,471      1,549

COMMITMENTS AND CONTINGENCIES (Note 6)

COMPANY OBLIGATED CONVERTIBLE
  SECURITY OF SUBSIDIARY HOLDING
  SOLELY PARENT DEBENTURES (MIPS)                     194        194

STOCKHOLDERS' EQUITY

  Common stock                                        581        579
  Deficit                                            (743)      (781)
  Foreign currency translation adjustments             (8)         9
  Other                                               (21)       (19)

     Total stockholders' equity                      (191)      (212)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $3,308     $3,261


The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Quarter Ended
                                                       March 31,
                                                     1996     1995
                                                (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income                                         $  39     $  33

  Reconciliation of net cash provided by
      operating activities:
         Noncash items:
            Provision for depreciation
               and amortization                         31        30
            Provision for deferred
               income taxes                              -        14
            Other                                        3         9
         (Increase) decrease in receivables            (67)        1
         Increase in inventories                       (51)      (40)
         (Decrease) in accounts payable
            and accrued liabilities                    (68)      (68)
         Increase (decrease) in accrued
            income taxes                                48        (6)
         Other                                         (37)      (29)

            Net cash flow from operations             (102)      (56)

NET CASH FLOW FROM INVESTING

  Additions to plant and equipment                     (77)      (59)
  Proceeds from the sale of affiliate                   55         -
  Other                                                 (6)       (2)

            Net cash flow from investing               (28)      (61)




The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Quarter Ended
                                                          March 31,
                                                        1996     1995
                                                  (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions to long-term credit
     facilities                                         98       106
  Other additions to long-term debt                      -        34
  Other reductions to long-term debt                   (12)      (28)
  Net increase in short-term debt                       41        13
  Other                                                  2        (8)

       Net cash flow from financing                    129       117

NET CASH FLOW FROM ASBESTOS-RELATED
  ACTIVITIES (Note 6)

    Proceeds from insurance for asbestos
       litigation claims                                30        48
    Payments for asbestos litigation claims            (35)      (98)

       Net cash flow from asbestos-related
          activities                                    (5)      (50)

Effect of exchange rate changes on cash                  1         1

Net increase (decrease) in cash and
    cash equivalents                                    (5)      (49)
Cash and cash equivalents at beginning
    of period                                           18        59

Cash and cash equivalents at end of period          $   13    $   10




The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     Quarter Ended
1.    SEGMENT DATA                                     March 31,
                                                     1996     1995
NET SALES                                      (In millions of dollars)

Industry Segments

  Building Materials
     United States                                $  474    $  456
     Europe                                           64        65
     Canada and other                                 18        31

       Total Building Materials                      556       552

  Composite Materials
     United States                                   146       152
     Europe                                          106       105
     Canada and other                                 41        35

       Total Composite Materials                     293       292

Intersegment sales
  Building Materials                                   -         -
  Composite Materials                                 25        26
  Eliminations                                       (25)      (26)

       Net sales                                  $  849    $  844

Geographic Segments

  United States                                   $  620    $  608
  Europe                                             170       170
  Canada and other                                    59        66

       Total                                         849       844

Intersegment sales
  United States                                       16        13
  Europe                                              10         4
  Canada and other                                     8        20
  Eliminations                                       (34)      (37)

       Net sales                                  $  849    $  844

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)
                                                    Quarter Ended
1.   SEGMENT DATA (Continued)                         March 31,
                                                    1996     1995
                                              (In millions of dollars)
INCOME FROM OPERATIONS

Industry Segments

  Building Materials
     United States                                   $  13     $  32
     Europe                                              5         8
     Canada and other                                   (4)        7

       Total Building Materials                         14        47

  Composite Materials
     United States                                      33        34
     Europe                                             21         8
     Canada and other                                    2         3

       Total Composite Materials                        56        45

  General corporate expense                              2       (20)

       Income from operations                           72        72

  Cost of borrowed funds                               (18)      (26)

       Income before provision for income taxes      $  54     $  46

Geographic Segments

  United States                                      $  46     $  66
  Europe                                                26        16
  Canada and other                                      (2)       10
  General corporate expense                              2       (20)

       Income from operations                           72        72

  Cost of borrowed funds                               (18)      (26)

       Income before provision for income taxes      $  54     $  46

During the first quarter of 1996, the Company reversed approximately $7 million or its valuation allowances as management determined that the operating loss carryforwards of certain foreign subsidiaries are realizable pretax gain of $37 million on the sale of its ownership interest in its Japanese affiliate Asahi Fiber Glass Co.
Ltd.,  all of which  was recorded as a reduction in  general corporate expense.  Additionally, the Company recorded
special   charges  totaling  $42  million   including
valuation  adjustments associated with  prior  divestitures, major product line productivity  initiatives and a contribution to  the  Owens Corning  Foundation.  The impact of these special items  was to  reduce income from operations for Building  Materials in the United States, Europe and Canada and other by $19 million, $1 million and $2 million, respectively, Composite
Materials in the United States and Europe by $3 million and $2 million, respectively, and to increase general corporate expense by $15 million.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

2. GENERAL

The financial statements included in this Report are condensed and unaudited, pursuant to certain Rules and Regulations of the Securities and Exchange Commission, but include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year.

In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company's 1995 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.


3. INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                                   Quarter ended
                                                      March 31,
                                                   1996     1995

U.S. federal statutory rate                         35%      35%
Adjustment of deferred tax asset allowance         (13)       -
State and local income taxes                         2        3
Other                                                6       (2)

Effective tax rate                                  30%      36%

During the first quarter of 1996, the Company reversed approximately $7 million of its valuation allowances, as management determined that the operating loss carryforwards of certain foreign subsidiaries are realizable.

4.   INVENTORIES

Inventories are summarized as follows:
                                                March 31,   December 31,
                                                  1996          1995
                                                (In millions of dollars)

  Finished goods                                   $ 253      $ 210

  Materials and supplies                             136        127

  FIFO inventory                                     389        337

  Less:  Reduction to LIFO basis                     (85)       (84)

  Inventories                                      $ 304      $ 253

Approximately $204 million and $175 million of FIFO inventories were valued using the LIFO method at March 31, 1996 and December 31, 1995, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5.   CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments, net of refunds, for income taxes and cost of
borrowed funds are summarized as follows:
                                               Quarter ended
                                                 March 31,
                                               1996     1995
                                          (In millions of dollars)

Income taxes                                      $(17)    $  1
Cost of borrowed funds                               6        9

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


6.  CONTINGENT LIABILITIES

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

Status

As of March 31, 1996, approximately 156,000 asbestos personal injury claims were pending against the Company, 12,900 of which were received in the first quarter of 1996. The Company received approximately 55,900 such claims in 1995, and 29,100 in 1994.

Through  March  31,  1996,  the  Company  had  resolved  (by settlement or otherwise) approximately 161,700 asbestos personal injury claims. During 1994, 1995, and the first quarter of 1996, the Company resolved approximately 39,000 such claims and incurred total indemnity payments of $437 million (an average of about $11,200 per case). The Company's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the avail-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6.            CONTINGENT LIABILITIES (Continued)

ability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

Insurance

As  of  March  31, 1996, the Company had approximately  $400
million   in   unexhausted  insurance   coverage   (net   of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1997 and beyond under agreements with the carriers confirming such coverage. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

In addition to its confirmed non-products insurance, the Company has a significant amount of potential non-products coverage with excess level carriers. The Company cautions, however, that this coverage is unconfirmed and that the amount and timing of additional recovery from these policies, if any, will depend on subsequent negotiations or proceedings.

Reserve

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999 (the `Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:

                                         Asbestos Litigation Claims
                                           March 31,   December 31,
                                             1996          1995
Reserve for asbestos litigation claims       (In millions of dollars)

  Current                                       $300   $  250
  Other                                          802      887

     Total Reserve                             1,102    1,137

Insurance for asbestos litigation claims

  Current                                        100     100
  Other                                          300     330

     Total Insurance                             400     430

Net Asbestos Liability                        $  702   $ 707

                            -12-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6.            CONTINGENT LIABILITIES (Continued)

Case filing rates have continued at historically high levels with the receipt of approximately 12,900 new claims during the first quarter of 1996, following the receipt of approximately 55,900 claims in 1995 and approximately 29,100 claims in 1994. Many of these new claims appear to be the product of mass screening programs and not to involve significant asbestos-related impairment. The large number of recent filings and the uncertain value of these claims have added to the uncertainties involved in estimating the Company's asbestos liabilities.

Certain  of  the Company's principal co-defendants,  the  20 members  of  the Center for Claims Resolution, have  entered into  a  proposed  "global" settlement which  would  require
future   claimants  to  satisfy  certain  medical  criteria
indicative of significant asbestos-related impairment  as  a pre-condition to their eligibility for settlement  payments.
The U.S. Court of Appeals recently overturned the proposed
settlement based on failure to satisfy class action certification requirements, but did not address issues relating to medical criteria.  The  Company is using similar medical criteria in the implementation of  its  own settlement and litigation strategy and is  also seeking to require more careful proof than in the past that claimants had significant exposure to the Company's asbestos containing product or operations. The Company believes that this strategy will reduce the overall cost of asbestos personal  injury  claims  in  the  long  run  by  channeling
indemnity   payments   to  claimants   who   can   establish
significant asbestos-related impairment and exposure to  the
Company's asbestos-containing product or operations  and  by substantially reducing indemnity payments to individuals who
are   unimpaired  or  who  did  not  have  significant  such
exposure.   The  Company's   strategy  has  resulted  in  an
increased  level  of trial activity and an increase  in  the number  and  amount  of  compensatory  and  punitive  damage verdicts  and judgments against the Company.  This  strategy may have the effect of increasing average per-case indemnity
costs   for   claims  resolved  with  payment,  while   also
increasing the number of claims dismissed without payment.

The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional, applicable insurance coverage beyond the $400 million referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. Depending upon the outcome of the various uncertainties described above, particularly as they relate to unimpaired claims, it may be necessary at some point in the future for the Company to make additional provision for the uninsured costs of asbestos personal injury claims received through the year 1999 (although no such amounts are reasonably estimable at this time). The Company remains confident that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all such claims that involve malignancies or significant asbestos-related functional impairment. The Company has reviewed and will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.

The Company cannot estimate and is not providing for the cost of unasserted claims which may be received by the Company after the year 1999 because management is unable to predict the number of claims to be received after 1999, the severity of disease which may be involved and other factors which would affect the cost of such claims.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6.            CONTINGENT LIABILITIES (Continued)

Cash Expenditures

The Company's anticipated cash expenditures for uninsured asbestos-related costs of claims received through 1999 are expected to approximate $702 million, the Company's Liabilities, net of Insurance, before tax benefits. Cash payments will vary annually depending upon a number of factors, including the pace of the Company's resolution of claims and the timing of payment of its Insurance.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

(All per share information in Item 2 is on a fully diluted basis.)

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 1996 was $39 million, or $.73 per share, compared to net income of $33 million, or $.68 per share, for the quarter ended March 31, 1995. The 1996 earnings growth reflects pricing gains, the benefits of acquisitions, and reduced cost of borrowed funds related to 1995 balance sheet improvements.

Net sales were $849 million for the quarter ended March 31, 1996, a one percent increase from the 1995 level of $844 million. Most of the first quarter 1996 growth is attributable to incremental sales resulting from 1995 acquisitions as well as pricing gains, offset by a decline in volume. Gross margin from ongoing operations for the quarter ended March 31 increased to 27% in 1996, from 25% in 1995, primarily as the result of pricing gains. Earnings before interest and taxes (EBIT) from ongoing operations increased seven percent to $77 million in the first quarter of 1996, from $72 million in the first quarter of 1995.

During the first quarter of 1996, the Company recorded a pretax gain of $37 million on the sale of its ownership interest in its Japanese affiliate Asahi Fiber Glass Co. Ltd., which was offset by special charges totaling
$42 million including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens Corning
Foundation. The impact of the gain on net income was reduced to near zero by these offsetting special charges.

Marketing and administrative expenses from ongoing operations increased approximately six percent over the first quarter of 1995. The incremental administrative expenses from the acquisitions late in 1995 as well as an impact from the continuing implementation of the Company's Advantage 2000 program are primarily responsible for the increase. Advantage 2000 is a business system designed to accelerate the speed and simplify the processes of doing business globally. When fully implemented, the Advantage 2000 program will replace over 200 fragmented information systems with a fully integrated system, leading to increased productivity and cost savings.

In the Building Materials segment, sales increased one percent for the quarter ended March 31, 1996 compared to 1995. This growth reflects the incremental sales from 1995 acquisitions offset by a decline in volume, particularly in the North American markets as the result of a weak Canadian economy and severe weather in the U.S. during the first quarter of 1996. Income from ongoing operations for Building Materials decreased 23% from 1995 levels, primarily due to the weak economic conditions in Canada.

In the first quarter of 1996, the Company announced plans for the construction of its fourth plant in the People's Republic of China. The new 51% owned joint venture facility, to be constructed in Nanjing, will produce Foamular(R) extruded polystyrene. In conjunction with the two glass fiber insulation facilities and the glass reinforced plastic (GRP) pipe facility, this newly formed joint venture further expands the Company's presence in the Asia Pacific region.

The Company also announced the availability of its revolutionary new form of glass fiber, Miraflex(TM), to all of its North American markets in its first commercial application, PinkPlus(R) insulation featuring Miraflex(TM)
fiber. The fiber was first made available to selected markets in 1995, and is expected to be a contributing factor to the Company's overall growth strategy.

In the Composite Materials segment, sales increased slightly for the quarter ended March 31, 1996, over the 1995 first quarter. The sales increase is attributable to gains in the Latin American markets as well as continued strength and improved pricing in the European markets, where prices may be peaking. These sales gains were offset by the impact of severe weather conditions in the northeastern U.S. which caused temporary shut-downs of the Company's Huntingdon, PA facility, as well as the impact of a strike at General Motors. Composite Materials' income from ongoing operations in the first quarter of 1996 was 36% above the first quarter of 1995 primarily due to the improvement in pricing coupled with productivity initiatives.

The Company also announced plans for a new large-diameter GRP pipe joint venture in Colombia, with completion anticipated in September 1996. Generally, the Company's GRP pipe is marketed to governments and private industry for major infrastructure projects for the transport of water and waste. The Company's Botswana pipe venture established in 1993 was awarded one of the Company's largest single orders to date, a $75 million contract to supply GRP pipe for the North-South Carrier pipeline in Botswana.

The Company's cost of borrowed funds for the quarter ended March 31, 1996 was $8 million lower than during first quarter 1995, reflecting decreased borrowings resulting from the first half 1995 conversion of $173 million of the Company's 8% convertible junior subordinated debentures into shares of common stock as well as the issuance of $200 million of convertible monthly income preferred securities in the second quarter of 1995.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding asbestos-related activities, was negative $102 million for the first quarter of 1996, compared to negative $56 million for first quarter 1995. The decline from 1995 to 1996 is primarily attributable to the first quarter 1995 cash inflow generated by the sale of $50 million of receivables under an agreement established in late 1994. Inventories at March 31, 1996 increased 20% over December 31, 1995 levels due to the Company's seasonal inventory build in the first half of the year, and a slower than expected building materials retail environment. Please see Notes 4 and 5 to the Consolidated Financial Statements.

At March 31, 1996, the Company's net working capital was $18 million and its current ratio was 1.02 compared to negative
$9 million and .99, respectively, at December 31, 1995.
During the first quarter of 1996, the Company established a new long-term revolving credit facility in the U.K.
which replaced several short-term debt instruments in Europe.
The U.K. facility has a commitment of 35 million British pounds (54 million U.S. dollars), all of which was outstanding as of March 31, 1996. The improvement in working capital from this refinancing was partially reduced by the sale of Asahi Fiber Glass Co. Ltd.

The Company's total borrowings at March 31, 1996 were $1.020 billion, $127 million higher than at year-end 1995. Typically, the Company reports greater cash usage during the first half of the year as the Company builds inventories and other working capital. As of March 31, 1996, the Company had unused lines of credit of $305 million available under long-term bank loan facilities and an additional $210 million under short-term facilities, compared to $358 million and $239 million, respectively, at year-end 1995. The decrease in available lines of credit is primarily the result of increased borrowings. Letters of credit issued under the Company's long-term U.S. loan facility, most of which support appeals from asbestos trials, reduce credit availability of that facility. The impact of such reduction is reflected in the unused lines of credit discussed above.

Capital spending for property, plant and equipment, excluding acquisitions and investments in affiliates, was $77 million during the first quarter of 1996. For the year 1996, the Company anticipates capital spending, exclusive of acquisitions and investments in affiliates, to be
approximately  $313  million,  the  majority  of  which   is
uncommitted. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during 1996, including $9 million in defense costs and $2 million for appeal bond and other costs, were $35 million. Proceeds from insurance were $30 million, resulting in a net pretax cash outflow of $5 million, or $3 million after-tax. During the first quarter of 1996, the Company received approximately 12,900 new asbestos personal injury cases and closed approximately 1,100 cases. Over the next twelve months, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million. Proceeds from insurance of $100 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $200 million, or $120 million after-tax. Please see Note 6 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the first quarter of 1996, the Company was not designated a PRP in such federal, state, local or private proceedings for any additional sites. At March 31, 1996, a total of 42 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $20 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. In addition, based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

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

                 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See the paragraphs in Note 6, Contingent Liabilities, to the
Consolidated   Financial   Statements   above,   which   are
incorporated here by reference.

ITEM 2.  CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended
  March 31, 1996.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended March 31, 1996 by the
  issuance   or   modification  of  any   other   class   of
  securities.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended March 31, 1996, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended March 31, 1996, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 1996.

ITEM 5.                        OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OWENS CORNING

                                             Registrant


Date  May 15, 1996                    By   /s/David W. Devonshire
                                      David W. Devonshire
                                      Senior Vice President and
                                      Chief Financial Officer (as
                                      both duly authorized officer
                                      and principal financial officer)

                        EXHIBIT INDEX

Exhibit
Number                        Document Description

(3)    Articles of Incorporation and By-Laws.

        Certificate  of Incorporation of Owens  Corning,  as
        amended   (incorporated  herein  by   reference   to
        Exhibit  (3) to the Company's annual report on  Form
        10-K for  1995 (File No. 1-3660)).

        By-Laws of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to the Company's annual report on Form 10-K for 1995 (File No. 1-
        3660)).

 (10)   Material Contracts.

        Credit Agreement, dated as of November 2, 1993, among the Company, the Banks listed on Annex A thereto, and Credit Suisse, as Agent for the Banks (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended September 30,
        1993), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30,
        1994) and by Amendment No. 2 and Amendment No. 3 thereto (incorporated herein by reference to Exhibit (4) to the Company's annual report on Form 10-K for 1995 (File No. 1-3660)).

        Corporate   Incentive  Plan  Terms   Applicable   to
        Certain Executive Officers (filed herewith).

        The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1995 (File No. 1-3660):

           *Corporate Incentive Plan Terms Applicable to Key Employees Other
            Than Certain Executive Officers.

           *Long-Term Performance Incentive Plan Terms Applicable to Certain
            Executive Officers.

           *Long-Term Performance Incentive Plan Terms Applicable to Officers
            Other Than Certain Executive Officers.

           * Stock Performance Incentive Plan, as amended.

(11)   Statement re Computation of Per Share Earnings
       (filed herewith).

(27)   Financial Data Schedule (filed herewith).

(99)   Additional Exhibits

       Subsidiaries of Owens Corning, as amended (filed herewith).