Form 10-Q
period 1996-06-30
OWENS CORNING
filed 1996-08-14
CIK 75234

SECURITIES AND EXCHANGE COMMISSION


                  Washington, D. C.  20549


                          FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


             For the Quarter Ended June 30, 1996


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


                 Yes [ X ]         No [   ]


Shares of common stock, par value $.10 per share, outstanding at July 31, 1996


                         51,522,580

               PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

                                      Quarter      Six Months
                                       Ended          Ended
                                      June 30,       June 30,
                                   1996     1995   1996   1995
                          (In millions of dollars, except share data)

NET SALES                         $956   $  877    $1,805  $1,721
COST OF SALES                      701      639     1,332   1,269

 Gross margin                      255      238       473     452

OPERATING EXPENSES
 Marketing and administrative
   expenses                        116      102       244     215
 Science and technology expenses    20       19        41      37
 Provision for asbestos
   litigation claims (8)           875        -       875       -
 Other                               6        2         3      13

   Total operating expenses      1,017      123     1,163     265

INCOME (LOSS) FROM OPERATIONS     (762)     115      (690)    187
 Cost of borrowed funds             18       23        36      49

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                 (780)      92      (726)    138
 Provision (credit) for
   income taxes (3)               (304)      33      (288)     50

INCOME (LOSS) BEFORE EQUITY
 IN NET INCOME OF AFFILIATES      (476)      59      (438)     88
 Equity in net income of
   affiliates                        3        4         4       7


NET INCOME (LOSS)                $(473)   $  63     $(434)   $ 95


NET INCOME (LOSS) PER COMMON SHARE

Primary net income (loss)
  per share                     $(9.19)  $ 1.25   $ (8.43)  $1.98

Fully diluted net income
  (loss) per share              $(9.19)  $ 1.20   $ (8.43)  $1.88

Weighted average number
  of common shares
  outstanding (in millions)
    Primary                       51.5     50.4      51.5   48.0
    Assuming full dilution        51.5     53.4      51.5   52.3


      The accompanying notes are an integral part of this statement.

                        OWENS CORNING AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                             June 30,   Dec. 31,
                                               1996       1995
ASSETS                                    (In millions of dollars)

CURRENT

 Cash and cash equivalents                    $  24     $  18
 Receivables                                    423       314
 Inventories (4)                                329       253
 Insurance for asbestos litigation
  claims - current portion (8)                  100       100
 Deferred income taxes                           70        70
 VEBA trust                                      42        51
 Income tax receivable                            -        50
 Investment in affiliate held for sale            -        36
 Other current assets                            29        35

   Total current                              1,017       927

OTHER

 Insurance for asbestos litigation
  claims (8)                                    492       330
 Deferred income taxes                          597       252
 Goodwill (6)                                   262       249
 Investments in affiliates                       59        50
 Other noncurrent assets                        146       147

   Total other                                1,556     1,028

PLANT AND EQUIPMENT, at cost

 Land                                            56        52
 Building and leasehold improvements            596       581
 Machinery and equipment                      2,308     2,266
 Construction in progress                       244       168
                                              -----     -----
                                              3,204     3,067
 Less--Accumulated   depreciation            (1,797)   (1,761)
                                             ------    ------

 Net plant and equipment                      1,407     1,306

TOTAL ASSETS                                 $3,980    $3,261


     The accompanying notes are an integral part of this statement.

                     OWENS CORNING AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET
                              (Continued)

                                              June 30,   Dec. 31,
                                                1996       1995
                                           (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
 Accounts payable and accrued liabilities     $ 534     $ 587
 Reserve for asbestos litigation claims -
  current portion (8)                           275       250
 Short-term debt                                152        64
 Long-term debt - current portion                18        35

   Total current                                979       936

LONG-TERM DEBT                                  972       794

OTHER
 Reserve for asbestos litigation claims (8)   1,841       887
 Other employee benefits liability              360       367
 Pension plan liability                          68        75
 Other                                          232       220

   Total other                                2,501     1,549

COMPANY OBLIGATED CONVERTIBLE
 SECURITY  OF SUBSIDIARY HOLDING
 SOLELY PARENT DEBENTURES (MIPS)                194       194

STOCKHOLDERS' EQUITY
 Common stock                                   584       579
 Deficit (7)                                 (1,219)     (781)
 Foreign currency translation adjustments       (12)        9
 Other                                          (19)      (19)

   Total stockholders' equity                  (666)     (212)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                      $3,980     $3,261


     The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                      Quarter      Six Months
                                       Ended          Ended
                                      June 30,       June 30,
                                    1996    1995   1996   1995
                                     (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

  Net income (loss)                $(473)  $  63   $(434)  $ 95
 Reconciliation of net cash
   provided by operating
   activities:

   Noncash items:
   Provision for asbestos
     litigation claims (8)           875       -     875      -
   Provision for depreciation
     and amortization                 32      31      63     61
   Provision (credit) for
     deferred income taxes          (345)     27    (345)    41
   Other                               4       3       7     12
  (Increase) decrease in
     receivables                     (34)   (19)    (101)   (18)
  (Increase) decrease in
     inventories                     (18)   (44)     (69)   (84)
  Increase (decrease) in accounts
   payable and accrued liabilities     2    (31)     (66)   (99)
  Increase (decrease) in accrued
     income taxes                      7     21       55     15
  Other                               23    (49)     (14)   (77)

      Net cash flow from operations   73      2      (29)   (54)

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment    (90)   (55)    (167)  (114)
 Investment in subsidiaries,
  net of cash acquired (6)           (39)     -      (39)     -
 Proceeds from the sale of
  affiliate                            -      -       55      -
 Other                                (6)     2      (12)     -

      Net cash flow from
        investing                  $(135)  $(53)   $(163) $(114)



           The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)

                                      Quarter      Six Months
                                       Ended          Ended
                                      June 30,      June 30,
                                   1996    1995   1996    1995
                                    (In millions of dollars)

NET CASH FLOW FROM FINANCING

 Net additions (reductions) to
  long-term credit facilities      $  86     $ (36)    $184    $ 70
 Other additions to long-term debt    13        17       13      51
 Other reductions to long-term debt  (20)      (74)     (32)   (102)
 Net increase (decrease) in
  short-term debt                     47       (32)      88     (19)
 Issuance of preferred stock of
  subsidiary (MIPS)                    -       194        -     194
 Other                                 -         1        2      (7)

      Net cash flow from financing   126        70      255     187

NET CASH FLOW FROM ASBESTOS-RELATED
ACTIVITIES

 Proceeds from insurance for asbestos
  litigation claims                   33        33       63      81
 Payments for asbestos litigation
       claims                        (86)      (57)    (121)   (155)

      Net cash flow from asbestos-
        related activities           (53)      (24)     (58)    (74)

Effect of exchange rate changes
  on cash                              -         2        1       3

Net increase (decrease) in cash
 and cash equivalents                 11        (3)       6     (52)

Cash and cash equivalents at
 beginning of period                  13        10       18      59

Cash and cash equivalents at end
 of period                         $  24      $  7     $ 24    $  7



            The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited)

                                     Quarter      Six Months
                                      Ended          Ended
                                     June 30,       June 30,
                                   1996    1995   1996    1995
1.   SEGMENT  DATA                   (In millions of dollars)

NET SALES

Industry Segments

 Building Materials
  United States                   $ 575   $ 493    $1,048   $  949
  Europe                             63      62       127      127
  Canada and other                   25      20        43       51

   Total Building Materials         663     575     1,218    1,127

 Composite Materials
  United States                     149     151       297      303
  Europe                            106     115       215      220
  Canada and other                   38      36        75       71

   Total Composite Materials        293     302       587      594

Intersegment sales
 Building Materials                   -       -         -        -
 Composite Materials                 29      26        54       52
 Eliminations                       (29)    (26)      (54)     (52)

   Net sales                      $ 956   $ 877    $1,805   $1,721

Geographic Segments

 United States                    $ 724   $ 644    $1,345   $1,252
 Europe                             169     177       342      347
 Canada and other                    63      56       118      122
                                  -----   -----    ------   ------
                                    956     877     1,805    1,721

Intersegment sales
 United States                       21      14        38       27
 Europe                              12       3        21        7
 Canada and other                    19      25        40       45
 Eliminations                       (52)    (42)      (99)     (79)

   Net sales                      $ 956   $ 877    $1,805   $1,721


                             OWENS CORNING AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Continued)

                                         Quarter          Six Months
1. SEGMENT DATA (Continued)               Ended              Ended
                                         June 30,           June 30,
                                       1996    1995      1996     1995
                                           (In millions of dollars)
INCOME FROM OPERATIONS (1)

Industry Segments

 Building Materials
  United States                       $ 70      $ 56      $ 83      $ 88
  Europe                                 3         5         8        13
  Canada and other                       -         1        (4)        8

   Total Building Materials             73        62        87       109

 Composite Materials
  United States                         37        41        68        75
  Europe                                20        15        40        23
  Canada and other                       5         6        11         9

   Total Composite Materials            62        62       119       107

 General corporate expense            (897)       (9)     (896)      (29)

   Income (loss) from operations      (762)      115      (690)      187

 Cost of borrowed funds                (18)      (23)      (36)     (49)

   Income (loss) before provision
     for income taxes                $(780)     $ 92     $(726)    $138


Geographic Segments

  United States                      $ 107      $ 97     $ 151     $163
  Europe                                23        20        48       36
  Canada and other                       5         7         7       17
  General corporate expense           (897)       (9)     (896)     (29)

   Income (loss) from operations      (762)      115      (690)     187

 Cost of borrowed funds                (18)      (23)      (36)     (49)

   Income (loss) before provision
     for income taxes                $(780)    $  92     $(726)    $138

(1) Income from operations for the quarter and six months ended June 30, 1996, includes the Company's pretax charge of $875 million for asbestos litigation claims to be received after 1999, all of which was recorded as a charge to general corporate expense. Income from operations for the six months ended June 30, 1996 includes the Company's pretax gain of $37 million from the sale of its ownership interest in its Japanese affiliate Asahi Fiber Glass Co. Ltd., all of which was recorded as a reduction in general corporate expense. Also included are special charges totaling $42 million including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens Corning Foundation. The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $19 million, $1 million and $2 million, respectively, Composite Materials in the United States and Europe by $3 million and $2 million, respectively, and to increase general corporate expense by $15 million.

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

3. INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                      Quarter      Six Months
                                       Ended         Ended
                                      June 30,      June 30,
                                   1996    1995   1996     1995
                                    (In millions of dollars)

U.S. federal statutory rate        (35)%   35%     (35)%    35%
Adjustment of deferred tax
  asset allowance                    -      -       (1)      -
State and local income taxes        (3)     2       (4)      2
Other                               (1)    (1)       -      (1)

Effective tax rate                 (39)%   36%     (40)%    36%

During the first quarter of 1996, the Company reversed approximately $7 million of its valuation allowances, as management determined that the operating loss carryforwards of certain foreign subsidiaries are realizable.

4.   INVENTORIES

Inventories are summarized as follows:
                                             June 30,         December 31,
                                               1996               1995
                                                (In millions of dollars)

Finished goods                                $  276             $  210

Materials and supplies                           139                127
FIFO inventory                                   415                337

Less: Reduction to LIFO basis                    (86)               (84)

Inventories                                   $  329             $  253

Approximately   $191  million  and  $175  million   of   FIFO
inventories were valued using the LIFO method at June 30, 1996 and December 31, 1995, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5.   CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:

                                   Quarter        Six Months
                                    Ended           Ended
                                   June 30,         June 30,
                                1996     1995    1996     1995
                                   (In millions of dollars)

Income taxes                      $  8    $(23)   $ (9)    $(22)
Cost of borrowed funds              33      40      39       49

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

6.  ACQUISITIONS

During   the  second  quarter  of  1996,  the  Company   made
acquisitions in the U.K. and U.S. Building Materials segment.
The  aggregate  purchase price of the  acquisitions  was  $39 million.

These acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of the acquisitions have been included in the Company's consolidated financial statements subsequent to the acquisition date.

The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The purchases included goodwill of $7 million. The goodwill is being amortized on a straight-line basis over 40 years. The pro forma effect of the acquisitions was not material to net income for the six months ended June 30, 1996 or 1995.

7. DIVIDENDS

During the second quarter of 1996, the Board of Directors approved an annual dividend policy of 25 cents per share and declared a quarterly dividend of 6-1/4 cents per share payable on October 15, 1996 to shareholders of record as of September 30, 1996.

8.                        CONTINGENT LIABILITIES

ASBESTOS LIABILITIES

The  Company  is  a  co-defendant  with  other  former
manufacturers, distributors and installers of products containing asbestos and with miners and suppliers of asbestos fibers (collectively, the "Producers") in personal injury and property damage litigation. The personal injury claimants generally allege injuries to their health caused by inhalation of asbestos fibers from the Company's products. Most of the claimants seek punitive damages as well as compensatory damages. The property damage claims generally allege property damage to school, public and commercial buildings resulting from the presence of products containing asbestos. Virtually all of the asbestos-related lawsuits against the Company arise out of its manufacture, distribution, sale

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONTINGENT LIABILITIES (Continued)

or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture of which was discontinued in 1972.

Status

As of June 30, 1996, approximately 152,200 asbestos personal injury claims were pending against the Company, of which 24,300 were received in the first six months of 1996. The Company received approximately 55,900 such claims in 1995, 29,100 in 1994, and 32,400 in 1993.

Many of the recent claims appear to be the product of mass screening programs and not to involve malignancies or other significant asbestos related impairment. The Company believes that as many as 40,000 of the recent claims involve plaintiffs whose pulmonary function tests (PFTs) were improperly administered or manipulated by the testing laboratory or otherwise inconsistent with proper medical practice, and it is investigating a number of testing organizations and their methods. On June 19, 1996 the Company filed suit in federal court in New Orleans against the owners and operators of certain lab facilities in the southeastern U.S. challenging such improper testing practices.

The Company is engaging in discussions with a group of approximately 30 leading plaintiffs' law firms to explore approaches toward resolution of its asbestos liability. The discussions are expected to cover the possible resolution of both pending claims and claims that may be filed in the future. While discussions are ongoing, the law firms involved in the talks have agreed to refrain from serving any further asbestos claims on the Company unless they involve malignancies. This agreement may have impacted the number of cases received by the Company during the second quarter of 1996.

Through   June  30,  1996,  the  Company  had  resolved   (by
settlement or otherwise) approximately 176,900 asbestos personal injury claims, including the dismissal in May 1996 of approximately 15,000 maritime cases, which named Owens Corning as a defendant, for lack of medical proof. During 1993, 1994, and 1995, the Company resolved approximately 60,000 asbestos personal injury claims, over 99% without trial, and incurred total indemnity payments of $641 million (an average of about $10,700 per case).

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONTINGENT LIABILITIES (Continued)

Insurance

As of June 30, 1996, the Company had approximately $367 million in unexhausted insurance coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. This insurance, which is substantially confirmed, includes both products hazard coverage and primary level non-products coverage. Portions of this coverage are not available until 1997 and beyond under agreements with the carriers confirming such coverage. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

In addition to its confirmed primary level non-products insurance, the Company has a significant amount of unconfirmed potential non-products coverage with excess level carriers. For purposes of calculating the amount of insurance applicable to asbestos liabilities, the Company has estimated its probable recoveries in respect of this additional non-products coverage at $225 million, which amount was recorded in the second quarter of 1996. This coverage is unconfirmed and the amount and timing of recoveries from these excess level policies will depend on subsequent negotiations or proceedings.

Reserve

The Company's 1995 financial statements included a reserve for the estimated cost associated with asbestos personal injury claims that may be received through the year 1999. Such financial statements did not include any provision for the cost of unasserted claims which might be received in years subsequent to 1999 because management was unable to predict the number of such claims and other factors which would affect the cost of such claims. Throughout 1996, the Company continued to review the feasibility of making provision for the cost of unasserted asbestos personal injury claims with respect to claims which may be received by the Company during and after the year 2000. In conducting such review the Company took into account, among other things, the effect of recent federal court decisions relating to punitive damages and the certification of class actions in asbestos cases, the pendency of the discussions with the group of plaintiffs' law firms referred to above, the results of its continuing investigations of medical screening practices of the kind at issue in the New Orleans PFT law suit, recent developments as to the prospects for federal and state tort reform, the continued rate of case filings at historically high levels, additional information on filings received during the 1993-1995 period and other factors. As a result of the review, the Company has taken a non-recurring, noncash charge to earnings of $1.1 billion in the second quarter of 1996. This charge represents the Company's estimate of the indemnity and defense costs associated with unasserted asbestos personal injury claims that may be received by the Company in years subsequent to 1999.

The  combined effect of the $1.1 billion charge and the  $225 million probable additional non-products insurance recovery was an $875 million charge in the second quarter of 1996.

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be
received          in         the         future          (the
                            -13-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONTINGENT LIABILITIES (Continued)

"Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:

                                   Asbestos Litigation Claims
                                     June 30,   December 31,
                                       1996        1995
                                    (In millions of dollars)
Reserve for asbestos
litigation claims

     Current                         $  275           $ 250
     Other                            1,841             887

                                      2,116           1,137
Insurance for asbestos
litigation claims

     Current                            100            100
     Other                              492            330

     Total Insurance                    592            430


     Net Asbestos Liability          $1,524          $ 707

The Company cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional insurance, including the additional $225 million in non-products coverage referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as the Company's, which attempt to take account of such variables, are subject to considerable uncertainty. The Company believes that its estimate of Liabilities and Insurance will be sufficient to provide for the costs of all pending and future asbestos personal injury claims that involve malignancies or significant asbestos-related functional impairment. While such estimates cover unimpaired claims, the number and cost of unimpaired claims are much harder to predict and such estimates reflect the Company's belief that such claims have little or no value. The Company will continue to review the adequacy of its estimate of Liabilities and Insurance on a periodic basis and make such adjustments as may be appropriate.


Management Opinion

Although   any   opinion  is  subject  to  the  uncertainties
described above and must be based on information now known to the Company, in the opinion of management, any additional uninsured

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONTINGENT LIABILITIES (Continued)

and unreserved costs which may arise out of pending personal injury and property damage asbestos claims and additional similar asbestos claims filed in the future will not have a materially adverse effect on the Company's financial position. Management believes that any such additional costs would not impair the ability of the Company to meet its obligations, to reinvest in its business or to take advantage of attractive opportunities for growth.


NON-ASBESTOS LIABILITIES

Various other lawsuits and claims arising in the normal course of business are pending against the Company, some of which allege substantial damages. Management believes that the outcome of these lawsuits and claims will not have a materially adverse effect on the Company's financial position or results of operations.



     ------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

(All  per  share information in Item 2 is on a fully  diluted
basis.   All  references to results from  ongoing  operations
exclude the impact of special items reported for the relevant period.)

RESULTS OF OPERATIONS

For the second quarter of 1996, the Company reported a net loss of $473 million, or $9.19 per share, compared to net income of $63 million, or $1.20 per share, for the quarter ended June 30, 1995. The net loss was the result of a $1.1 billion charge taken during the quarter to quantify the Company's liability for asbestos claims to be received after 1999 as well as a probable $225 million additional recovery from insurance carriers (collectively, the "asbestos charge"), having a combined impact after taxes of $542 million. Net income, excluding the impact of the asbestos, charge increased by 10% to $69 million, or $1.25 per share, for the quarter when compared to the same period in 1995. The earnings growth from ongoing operations reflects primarily the benefits of acquisitions and reduced cost of borrowed funds, offset in part by increased administrative charges resulting from the Company's continuing implementation of its global productivity initiative, Advantage 2000.

Net sales were $956 million for the quarter ended June 30, 1996, a 9% increase from the 1995 level of $877 million. The growth is attributable to volume increases in the Building Materials segment, particularly in the U.S., coupled with the incremental increases from acquisitions. Gross margin for the quarter ended June 30 was 27% in both 1996 and 1995. Earnings before interest and taxes (EBIT) from ongoing operations was $113 million in the second quarter of 1996, compared to $115 million in the second quarter of 1995.

For the six months ended June 30, 1996, the Company reported a net loss of $434 million, or $8.43 per share, compared to net income of $95 million, or $1.88 per share, for the comparable 1995 period. Net income ongoing operations for the first six months of 1996 was $108 million, or $1.98 per share, an increase of 14% over the comparable prior year period. Net sales for the six months ended June 30, 1996 were $1.805 billion, a 5% increase over the $1.721 billion reported in the first six months of 1995. This increase reflects the incremental sales from the Company's acquisitions in combination with the improvement in Building Materials sales in the U.S.

Marketing and administrative expenses from ongoing operations for the six months ended June 30, 1996 increased approximately 10% over the same period in 1995, primarily as a result of incremental administrative expenses from the acquisitions late in 1995 and early 1996 as well as an impact from the continuing implementation of the Company's Advantage 2000 program. Advantage 2000 is a business system designed to accelerate the speed and simplify the processes of doing business globally. When fully implemented, the Advantage 2000 program will replace over 200 fragmented information systems with a fully integrated system, leading to increased productivity and cost savings.

In the Building Materials segment, sales increased 15% and 8% for the quarterly and six month periods ended June 30, 1996, respectively, compared to the same periods of the prior year. This growth reflects the incremental sales from acquisitions coupled with an increase in volume, particularly in North America. The second quarter sales increase in North America was largely driven by the roofing and asphalt business in the U.S. which benefited from an increase in demand following a slow first quarter hampered by severe weather conditions. Additionally, the Company is realizing the benefits of integrating new products into its distribution systems, improving the sales of products like Foamular(R). Income from ongoing operations for Building Materials increased 18% for the quarter and was relatively unchanged for the six months ended June 30, 1996 when compared to the same periods in 1995. The increase in the second quarter is primarily due to productivity improvements in the roofing and asphalt business.

In the second quarter of 1996, the Company acquired certain U.S. assets of Partek Insulation, Inc., a subsidiary of Partek North America, Inc. Partek's rockwool-based insulation will help the Company extend its mechanical insulation product offering into higher-temperature applications. Additionally, the Company acquired assets from the United Kingdom-based Linpac Insulation. With production facilities in the U.K. and Spain, Linpac's extruded polystyrene (XPS) PolyFoam(R) insulation will be added to the Company's European building materials product line.

In the Composite Materials segment, sales decreased slightly for the quarter and six months ended June 30, 1996, compared to the prior year periods, as slight gains in the Company's identified growth regions of Africa/Latin America were more than offset by declines attributable to a shift in product mix in North America, currency exchange fluctuations and a softening demand in Europe. Composite Materials income from ongoing operations in the second quarter of 1996 was even with the second quarter of 1995. For the six months ended June 30, 1996, income from ongoing operations increased 16% compared to the same period in 1995, primarily due to an improvement in pricing coupled with productivity initiatives.

During the quarter, the Company announced plans for a new large-diameter glass reinforced plastic (GRP) pipe joint venture in Turkey, which is expected to start production in the first half of 1997. Additionally the previously announced GRP pipe venture in Cordoba, Argentina began operations. Generally, the Company's GRP pipe is marketed to governments and private industry for major infrastructure projects for the transport of water and waste.

The Company's cost of borrowed funds for the quarter ended June 30, 1996 was $5 million lower than during second quarter 1995, reflecting decreased borrowings resulting from the issuance of $200 million of convertible monthly income preferred securities in May 1995.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

In June 1996 the Company announced that its Board of Directors had approved an annual dividend policy of 25 cents per share and declared a quarterly dividend of 6-1/4 cents per share payable on October 15, 1996 to shareholders of record as of September 30, 1996.

Cash flow from operations, excluding asbestos-related activities, was $73 million for the second quarter of 1996, compared to $2 million for second quarter 1995. The increase is attributable in part to the partial reimbursement to the Company from the VEBA trust established in 1995 and a reduction in the level of appeal bonds supporting asbestos trials. Inventories at June 30, 1996 increased 30% over December 31, 1995 levels due to the Company's seasonal inventory build in the first half of the year and the incremental inventories of acquisitions. Inventories as a percent of sales for the six months ended June 30 remained constant at 18% for 1996 and 1995. Please see Notes 4 and 5 to the Consolidated Financial Statements.

At June 30, 1996, the Company's net working capital was $38 million and its current ratio was 1.04 compared to negative $9 million and .99, respectively, at December 31, 1995. The increase in 1996 is in part due to the second quarter 1995 reduction in short-term borrowings and the seasonal build of inventories. Additionally, during the first quarter of 1996, the Company established a new long-term revolving credit facility in the U.K. which replaced several short-term debt instruments in Europe.

The Company's total borrowings at June 30, 1996 were $1.142 billion, $249 million higher than at year-end 1995. Typically, the Company reports greater cash usage during the first half of the year as the Company builds inventories and other working capital.

As of June 30, 1996, the Company had unused lines of credit of $225 million available under long-term bank loan facilities and an additional $152 million under short-term facilities, compared to $358 million and $239 million, respectively, at year-end 1995. The decrease in available lines of credit is primarily the result of increased borrowings. Letters of credit issued under the Company's long-term U.S. loan facility, most of which support appeals from asbestos trials, reduce credit availability of that facility. The impact of such reduction is reflected in the unused lines of credit discussed above.

Capital spending for property, plant and equipment, excluding acquisitions and investments in affiliates, was $90 million and $167 million for the quarter and six months ended June 30, 1996, respectively. For the year 1996, the Company anticipates capital spending, exclusive of acquisitions and investments in affiliates, to be approximately $313 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross  payments  for asbestos litigation  claims  during  the second quarter of 1996, including $13 million in defense costs and $1 million for appeal bond and other costs, were $86 million. Proceeds from insurance were $33 million, resulting in a net pretax cash outflow of $53 million, or $32 million after-tax. During the second quarter of 1996, the Company received approximately 11,400 new asbestos personal injury cases and closed approximately 15,200 cases. Over the next twelve months, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $275 million. Proceeds from insurance of $100 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $175 million, or $105 million after-tax. The recording of the $1.1 billion charge relating to asbestos claims to be received after 1999 and the probable $225 million recovery from excess level non-products insurance carriers is not expected to impact cash payments until the year 2000, and will be spread out over 15 years or more. Please see Note 8 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

In June 1996 the Company filed a lawsuit in the U.S. District Court for the Eastern District of Louisiana alleging a massive scheme to defraud the Company in connection with asbestos litigation cases. The suit alleges that medical test results in tens of thousands of asbestos claims were falsified by the owners and operators of three pulmonary function testing laboratories. The Company believes that as many as 40,000 claims in its current backlog involve plaintiffs whose pulmonary function tests were improperly administered or manipulated by the testing laboratory or otherwise inconsistent with proper medical practice.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the second quarter of 1996, the Company was not designated a PRP in such federal, state, local or private proceedings for any additional sites. At June 30, 1996, a total of 38 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established an $18 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. In addition, based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

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



- -------------------------------------------------------------

                 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See  the paragraphs in Note 8, Contingent Liabilities, to the
Consolidated   Financial   Statements   above,   which    are
incorporated here by reference.

As previously reported, the Company and more than 100 other c ompanies have signed individual agreements with the United States Environmental Protection Agency (EPA) to conduct a Toxic Substance Control Act (TSCA) Audit Program to determine compliance status under TSCA section 8(e). Under a further agreement with EPA, the Company will settle all claims alleged by EPA in connection with this matter upon payment of a $122,000 penalty.

ITEM 2.  CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended
  June 30, 1996.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended June 30, 1996 by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended June 30, 1996, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended June 30, 1996, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The  Company's  annual meeting of stockholders  was  held
    April 18, 1996.

(c) The matters voted upon at the meeting, and the votes cast with respect to each, were:

       1. Election of four directors for a term expiring in 1999: John H. Dasburg - 43,492,957 shares cast for election and 406,364 shares withheld; Ann Iverson - 43,488,199 shares cast for election and 411,122 shares withheld; W. Walker Lewis - 43,494,628 shares cast for election and 404,693 shares withheld; and Furman C. Moseley, Jr. - 43,491,369 shares cast for election and 407,952 shares withheld.

    2. Approval   of  amendments  to  the  Stock  Performance
       Incentive  Plan:  42,079,923  shares  cast   for   the
       proposal;  1,667,028 shares cast against; and  152,370
       shares abstained.

    3. Approval of the Long-Term Performance Incentive  Plan:
       42,166,518  shares  cast for the  proposal;  1,559,645
       shares  cast  against; and 173,158  shares  abstained.

    4. Approval  of the Corporate Incentive Plan:  41,659,448
       shares cast for the proposal; 2,056,472 shares cast against; and 183,401 shares abstained.

    5. Approval of the action of the Board of Directors
       in selecting Arthur Andersen LLP as independent public accountants for the Company for the year 1996:
       43,462,484 shares cast for the proposal; 345,980 shares cast against; and 90,857 shares abstained.

    There were no broker nonvotes on any matter.

ITEM 5.                        OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b) Reports on Form 8-K.

    During the quarter ended June 30, 1996, the Company filed a Current Report on Form 8-K, dated June 20, 1996, under Item 5, "Other Events".

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OWENS CORNING

                                           Registrant


Date: August 14, 1996                    By  /s/ David W. Devonshire
                                         David W. Devonshire
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (as both duly authorized
                                         officer and principal financial
                                         officer)

                        EXHIBIT INDEX

Exhibit
Number                        Document Description

 (3)  Articles of Incorporation and By-Laws.

      (i)  Certificate of Incorporation of Owens Corning,  as
           amended  (incorporated  herein  by  reference   to
           Exhibit (3) to the Company's annual report on Form
           10-K for  1995 (File No. 1-3660)).

     (ii) By-Laws of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to the Company's annual report on Form 10-K for 1995 (File No. 1-3660)).

(10)    Material Contracts.

        Long-Term Performance Incentive Plan Terms Applicable to Certain Executive Officers (filed herewith).

        Long-Term Performance Incentive Plan Terms Applicable to Officers Other Than Certain Executive Officers
        (filed herewith).

        Stock Performance Incentive Plan, as amended
        (filed herewith).

        Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1996).

        Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K for 1995 (File No. 1-3660)).


(11) Statement re Computation of Per Share Earnings (filed herewith).

(27)    Financial Data Schedule (filed herewith).

(99)    Additional Exhibits

        Subsidiaries of Owens Corning, as amended (filed herewith).