Form 10-Q
period 1996-09-30
OWENS CORNING
filed 1996-10-28
CIK 75234

SECURITIES AND EXCHANGE COMMISSION


                  Washington, D. C.  20549


                          FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the Quarter Ended September 30, 1996


                 Commission File No. 1-3660


                        Owens Corning


       One Owens Corning Parkway, Toledo, Ohio  43659


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


                 Yes [ X ]         No [   ]


Shares of common stock, par value $.10 per share, outstanding at September 30, 1996


                         52,048,661




<PAGE 2>


               PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

                                             Quarter         Nine Months
                                              Ended             Ended
                                          September 30,     September  30,
                                          1996     1995     1996      1995
                                    (In millions of dollars, except share data)

NET SALES                               $1,025   $  927   $2,830    $2,648
COST OF SALES                              752      684    2,084     1,953

 Gross margin                              273      243      746       695

OPERATING EXPENSES
 Marketing and administrative
   expenses                                128      106      372       321
 Science and technology expenses            22       19       63        56
 Provision for asbestos litigation
   claims (Note 8)                           -        -      875         -
 Other                                      (5)      (4)      (2)        9

   Total operating expenses                145      121    1,308       386

INCOME (LOSS) FROM OPERATIONS              128      122     (562)      309
 Cost of borrowed funds                     20       20       56        69

INCOME (LOSS) BEFORE PROVISION
 FOR  INCOME TAXES                         108      102     (618)      240
 Provision (credit) for income
   taxes (Note 3)                           31       35     (257)       85

INCOME (LOSS) BEFORE EQUITY
 IN NET INCOME OF AFFILIATES                77       67     (361)      155
 Equity in net income of affiliates          3        3        7        10


NET  INCOME  (LOSS)                      $  80    $  70   $ (354)   $  165


NET INCOME (LOSS) PER COMMON SHARE

Primary net income (loss) per share      $1.53    $1.35   $(6.86)   $ 3.36

Fully  diluted  net income (loss)
   per share                             $1.44    $1.28   $(6.86)   $ 3.18

Weighted average number of common
 shares outstanding (in millions)
    Primary                               52.4     51.4     51.6     49.1
    Assuming  full  dilution              57.0     56.0     51.6     53.4







     The accompanying notes are an integral part of this
                         statement.


<PAGE 3>

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                                        Sept. 30,     Dec. 31,
                                          1996          1995
ASSETS                                  (In millions of dollars)

CURRENT

 Cash and cash equivalents              $   31        $   18
 Receivables                               475           314
 Inventories (Note 4)                      350           253
 Insurance for asbestos litigation
  claims - current portion (Note 8)        100           100
 Deferred income taxes                      87            70
 VEBA trust                                 38            51
 Income tax receivable                      16            50
 Investment in affiliate held for sale       -            36
 Other current assets                       30            35

   Total current                         1,127           927

OTHER

 Insurance for asbestos litigation
  claims (Note 8)                          493           330
 Deferred income taxes                     519           252
 Goodwill (Note 6)                         276           249
 Investments in affiliates                  61            50
 Other noncurrent assets                   158           147

   Total other                           1,507         1,028

PLANT AND EQUIPMENT, at cost             3,258         3,067
     Less--Accumulated depreciation     (1,821)       (1,761)
                                        ------        ------

   Net plant and equipment               1,437         1,306

TOTAL ASSETS                           $ 4,071        $3,261





The accompanying notes are an integral part of this statement.


<PAGE 4>

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                         (Continued)

                                              Sept. 30,     Dec. 31,
                                                1996          1995
                                             (In millions of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
 Accounts payable and accrued liabilities    $   586       $   587
 Reserve for asbestos litigation claims -
  current portion (Note 8)                       325           250
 Short-term debt                                 164            64
 Long-term debt - current portion                 18            35

   Total current                               1,093           936

LONG-TERM DEBT                                   965           794

OTHER
 Reserve for asbestos litigation claims
   (Note 8)                                    1,735           887
 Other employee benefits liability               355           367
 Pension plan liability                           67            75
 Other                                           230           220

   Total other                                 2,387         1,549

COMPANY OBLIGATED CONVERTIBLE
 SECURITY  OF SUBSIDIARY HOLDING
 SOLELY PARENT DEBENTURES (MIPS)                 194           194

STOCKHOLDERS' EQUITY
 Common stock                                    597           579
 Deficit (Note 7)                             (1,138)         (781)
 Foreign currency translation adjustments         (8)            9
 Other                                           (19)          (19)

   Total stockholders' equity                   (568)         (212)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                       $4,071      $  3,261







      The accompanying notes are an integral part of this statement.


<PAGE 5>

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                        Quarter         Nine Months
                                         Ended             Ended
                                      September 30,    September  30,
                                      1996     1995    1996      1995
                                          (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

 Net income (loss)                   $  80    $  70  $ (354)   $  165
 Reconciliation of net cash
   provided by operating
   activities:
  Noncash items:
   Provision for asbestos
     litigation claims (Note 8)          -        -     875         -
   Provision for depreciation and
     amortization                       37       31     100        92
   Provision (credit) for deferred
     income taxes                       60       38    (285)       79
   Other                                 1        3       8        15
  (Increase) decrease in receivables   (48)     (28)   (149)      (46)
  (Increase) decrease in inventories   (18)      32     (87)      (52)
  Increase (decrease) in accounts
   payable and accrued liabilities      50       10     (16)      (89)
  Increase (decrease) in accrued
    income taxes                       (25)      28      30        43
  Other                                (23)     (49)    (37)     (126)

      Net cash flow from operations    114      135      85        81

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment      (57)     (69)   (224)     (183)
 Investment in subsidiaries, net of
  cash acquired (Note 6)                 -      (34)    (39)      (34)
 Proceeds from the sale of affiliate     -        -      55         -
 Other                                  (2)       -     (14)        -

      Net cash flow from investing   $ (59)   $(103)  $(222)    $(217)







The accompanying notes are an integral part of this statement.


<PAGE 6>

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)

                                         Quarter         Nine Months
                                          Ended             Ended
                                       September 30,    September 30,
                                       1996     1995    1996     1995
                                          (In millions of dollars)

NET CASH FLOW FROM FINANCING

 Net additions (reductions) to
  long-term credit facilities          $ (5)    $(75)  $ 179    $  (5)
 Other additions to long-term debt        5        5      18       56
 Other reductions to long-term debt      (1)     (13)    (33)    (115)
 Net increase (decrease) in
  short-term debt                        12       (9)    100      (28)
 Issuance of preferred stock of
  subsidiary, net of fees                 -        -       -      194
 Other                                   (2)       3       -       (4)

      Net cash flow from financing        9      (89)    264       98

NET CASH FLOW FROM ASBESTOS-RELATED
 ACTIVITIES

 Proceeds from insurance for asbestos
  litigation claims                       -      140      63     221
 Payments for asbestos litigation
       claims                           (57)     (68)   (178)   (223)

      Net cash flow from asbestos-
           related activities           (57)      72    (115)     (2)

Effect of exchange rate changes on cash   -       (2)      1       1

Net increase (decrease) in cash
 and cash equivalents                     7       13      13     (39)

Cash and cash equivalents at
 beginning of period                     24        7      18      59

Cash and cash equivalents at end
  of period                           $  31    $  20   $  31    $ 20







     The accompanying notes are an integral part of this statement.


<PAGE 7>

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited)

                                            Quarter         Nine Months
                                             Ended             Ended
                                         September 30,     September 30,
(1)  SEGMENT DATA                        1996     1995     1996     1995
                                             (In millions of dollars)
NET SALES

Industry Segments

 Building Materials
  United States                       $  638    $  548   $1,677   $1,497
  Europe                                  76        66      203      193
  Canada and other                        37        26       89       77

   Total Building Materials              751       640    1,969    1,767

 Composite Materials
  United States                          151       141      446      444
  Europe                                  87       111      302      331
  Canada and other                        36        35      113      106

   Total Composite Materials             274       287      861      881

Intersegment sales
 Building Materials                        -         -        -        -
 Composite Materials                      30        25       84       77
 Eliminations                            (30)      (25)     (84)     (77)

   Net sales                          $1,025    $  927   $2,830   $2,648

Geographic Segments

 United States                        $  789    $  689   $2,123   $1,941
 Europe                                  163       177      505      524
 Canada and other                         73        61      202      183
                                       1,025       927    2,830    2,648

Intersegment sales
 United States                            17        14       46       41
 Europe                                    8         4       29       11
 Canada and other                         19        28       59       73
 Eliminations                            (44)      (46)    (134)    (125)

   Net sales                         $ 1,025    $  927   $2,830   $2,648

<PAGE 8>

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

                                         Quarter         Nine Months
                                          Ended             Ended
                                       September 30,    September 30,
(1)  SEGMENT DATA (Continued)          1996     1995    1996     1995
                                         (In millions of dollars)
INCOME FROM OPERATIONS

Industry Segments

 Building Materials
  United States                        $ 75     $ 62    $ 161    $ 150
  Europe                                  7        7       15       20
  Canada and other                        9        5        5       13

   Total Building Materials              91       74      181      183

 Composite Materials
  United States                          53       24      116       99
  Europe                                  7       23       46       46
  Canada and other                        -        8       14       17

   Total Composite Materials             60       55      176      162


   General corporate expense            (23)      (7)    (919)     (36)

      Income from operations            128      122     (562)     309

   Cost of borrowed funds               (20)     (20)     (56)     (69)

      Income before provision
        for income taxes              $ 108    $ 102   $ (618)   $ 240

Geographic Segments

   United States                      $ 128    $  86    $ 277    $ 249
   Europe                                14       30       61       66
   Canada and other                       9       13       19       30
   General corporate expense            (23)      (7)    (919)     (36)

      Income from operations            128      122     (562)     309

   Cost of borrowed funds               (20)     (20)     (56)     (69)

      Income before provision
        for income taxes              $ 108    $ 102    $(618)   $ 240

(1) Income  from  operations  for  the  nine  months  ended
    September 30, 1996 includes the Company's net pretax charge of $875 million for asbestos litigation claims that may be received after 1999 and probable additional insurance
  recovery,  all  of  which was recorded as  an  increase  in general corporate expense.  Income from operations for  the nine  months  ended  September 30, 1996 also  includes  the
  Company's pretax gain of $37 million from the sale  of  its ownership  interest in its Japanese affiliate  Asahi  Fiber
  Glass Co. Ltd., all of which was recorded as a reduction in
  general   corporate  expense.  Also  included  are  special
  charges    totaling   $42   million   including   valuation
  adjustments  associated  with  prior  divestitures,   major
  product line productivity initiatives and a contribution to the  Owens Corning Foundation.  The impact of these special items  was  to  reduce income from operations for  Building
  Materials  in  the United States, Europe,  and  Canada  and
  other   by   $19  million,  $1  million  and  $2   million,
  respectively, Composite Materials in the United States  and
  Europe  by $3 million and $2 million, respectively, and  to increase general corporate expense by $15 million.

                            - 9 -

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

3. INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                            Quarter         Nine Months
                                             Ended             Ended
                                            Sept. 30,         Sept. 30,
                                        1996        1995   1996       1995

U.S. federal statutory rate               35%         35%   (35)%       35%
Operating losses of foreign
   subsidiaries                            -           1      -          1
Adjustment of deferred tax asset
   allowance                               -           -     (1)         -
State and local income taxes              (7)          2     (5)         2
Other                                      1          (3)    (1)        (3)

Effective tax rate                        29%         35%   (42)%       35%

During the first quarter of 1996, the Company reversed approximately $7 million of its valuation allowances, as management determined that the operating loss carryforwards of certain foreign subsidiaries are realizable.


4.   INVENTORIES

Inventories are summarized as follows:

                                          September 30,    December 31,
                                              1996             1995
                                             (In millions of dollars)

Finished goods                                $290             $210
Materials and supplies                         148              127
FIFO inventory                                 438              337

Less: Reduction to LIFO basis                  (88)             (84)

Inventories                                   $350             $253

Approximately   $191  million  and  $175  million   of   FIFO
inventories  were valued using the LIFO method  at  September
30, 1996 and December 31, 1995, respectively.

<PAGE 10>

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5.   CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:

                                           Quarter        Nine Months
                                            Ended            Ended
                                           Sept. 30,        Sept. 30,
                                        1996      1995   1996      1995
                                             (In millions of dollars)
Income taxes                             $ 3      $(17)   $(6)     $(39)
Cost of borrowed funds                    12         7     51        56

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Supplemental  Disclosure of Non-cash Investing and  Financing
Activities

Please see Note 6 to the Consolidated Financial Statements for further information.


6.  ACQUISITIONS

During the third quarter of 1996, the Company acquired substantially all the assets of the Canadian extruded polystyrene foam insulation business (Celfortec) of Celfort Construction Materials Inc. The purchase price of Celfortec was $22 million ($30 million Canadian), including possible subsequent
contingent consideration.   The acquisition  of Celfortec was
consummated by the exchange of 472,250 shares of the Company's common stock and less than $1 million cash for all the acquired assets and liabilities. Additionally, during the second quarter of 1996, the Company made acquisitions in the U.K. and U.S. Building Materials segment. The aggregate purchase price of the second quarter acquisitions was $39 million.

These acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of the acquisitions have been included in the Company's consolidated financial statements subsequent to the acquisition dates.

The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The purchase of Celfortec and the second quarter acquisitions included goodwill of $15 million and $7 million, respectively. The goodwill is being amortized on a straight-line basis over 40 years. The pro forma effect of the acquisitions was not material to net income for the nine months ended September 30, 1996 or 1995.

7. DIVIDENDS

During the second quarter of 1996, the Board of Directors approved an annual dividend policy of 25 cents per share and declared a quarterly dividend of 6-1/4 cents per share payable on October 15, 1996 to shareholders of record as of September 30, 1996.
<PAGE 11>

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

Status

As of September 30, 1996, approximately 155,500 asbestos personal injury claims were pending against the Company, of which 29,700 were received in the first nine months of 1996. The Company received approximately 55,900 such claims in 1995, 29,100 in 1994, and 32,400 in 1993.

Many of the recent claims appear to be the product of mass screening programs and not to involve malignancies or other significant asbestos related impairment. The Company believes that as many as 40,000 of the recent claims involve plaintiffs whose pulmonary function tests (PFTs) were improperly administered or manipulated by the testing laboratory or otherwise inconsistent with proper medical practice, and it is investigating a number of testing organizations and their methods. On June 19, 1996 the Company filed suit in federal court in New Orleans against the owners and operators of certain pulmonary function testing laboratories in the southeastern US challenging such improper testing practices. This matter is now in active pre-trial discovery.

The Company is engaging in discussions with a group of approximately 30 leading plaintiffs' law firms to explore approaches toward resolution of its asbestos liability. The discussions involve the possible resolution of both pending claims and claims that may be filed in the future. While discussions are ongoing, the law firms involved in the talks have agreed to refrain from serving any further asbestos claims on the Company unless they involve malignancies. Unless extended, this agreement will expire on November 1, 1996. This agreement may have impacted the number of cases received by the Company during the second and third quarters of 1996.

Through September 30, 1996, the Company had resolved (by settlement or otherwise) approximately 179,000 asbestos personal injury claims, including the dismissal in May 1996, for lack of medical proof, of approximately 15,000 maritime cases which named Owens Corning as a defendant, resulting in an 11,700 case reduction in the backlog after reduction for duplicate cases and cases previously settled. During 1993, 1994, and 1995, the Company resolved approximately 60,000 asbestos personal injury claims, over 99% without trial, and incurred total indemnity payments of $641 million (an average of about $10,700 per case).

<PAGE 12>

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

Insurance

As of September 30, 1996, the Company had approximately $368 million in unexhausted insurance coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. This insurance, which is substantially confirmed, includes both products hazard coverage and primary level non-products coverage. Portions of this coverage are not available until 1997 and beyond under agreements with the carriers confirming such coverage. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

Reserve

The Company's 1995 financial statements included a reserve for the estimated cost associated with asbestos personal injury claims that may be received through the year 1999. Such financial statements did not include any provision for the cost of unasserted claims which might be received in years subsequent to 1999 because management was unable to predict the number of such claims and other factors which would affect the cost of such claims. Throughout 1996, the Company continued to review the feasibility of making provision for the cost of unasserted asbestos personal injury claims with respect to claims which may be received by the Company during and after the year 2000. In conducting such review the Company took into account, among other things, the effect of recent federal court decisions relating to punitive damages and the certification of class actions in asbestos cases, the pendency of the discussions with the group of plaintiffs' law firms referred to above, the results of its continuing investigations of medical screening practices of the kind at issue in the New Orleans PFT law suit, recent developments as to the prospects for federal and state tort reform, the continued rate of case filings at historically -


<PAGE 13>

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8.   CONTINGENT LIABILITIES (Continued)

high levels, additional information on filings received during the 1993-1995 period and other factors. As a result of the review, the Company took a non-recurring, noncash charge to earnings of $1.1 billion in the second quarter of 1996. This charge represented the Company's estimate of the indemnity and defense costs associated with unasserted asbestos personal injury claims that may be received by the Company in years subsequent to 1999.

The  combined effect of the $1.1 billion charge and the  $225 million probable additional non-products insurance recovery was an $875 million charge in the second quarter of 1996.

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received in the future (the "Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:

                                       September 30,   December 31,
                                           1996           1995
                                        (In millions of dollars)
Reserve for asbestos
litigation claims

   Current                               $  325        $  250
   Other                                  1,735           887

   Total Reserve                          2,060         1,137

Insurance for asbestos
litigation claims

   Current                                  100          100
   Other                                    493          330

   Total Insurance                          593          430

   Net Asbestos Liability                $1,467        $ 707

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


<PAGE 14>

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


8. CONTINGENT LIABILITIES (Continued)

Management Opinion

Although any opinion is subject to the uncertainties described above and must be based on information now known to the Company, in the opinion of management, any additional uninsured and unreserved costs which may arise out of pending personal injury and property damage asbestos claims and additional similar asbestos claims filed in the future will not have a materially adverse effect on the Company's financial position. Management believes that any such additional costs would not impair the ability of the Company to meet its obligations, to reinvest in its business or to take advantage of attractive opportunities for growth.

NON-ASBESTOS LIABILITIES

Various other lawsuits and claims arising in the normal course of business are pending against the Company, some of which allege substantial damages. Management believes that the outcome of these lawsuits and claims will not have a materially adverse effect on the Company's financial position or results of operations.


<PAGE 15>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(All  per  share information in Item 2 is on a fully  diluted
basis.   All  references to results from  ongoing  operations
exclude the impact of special items reported for the relevant period.)

RESULTS OF OPERATIONS

For the third quarter of 1996, the Company reported net income of $80 million, or $1.44 per share, an increase of 14 percent from net income of $70 million, or $1.28 per share, for the quarter ended September 30, 1995. The earnings growth from operations reflects primarily the benefits of acquisitions, strong results from the roofing and foam businesses, and a favorable litigation settlement with a former supplier, partially offset by increased administrative charges resulting from the Company's continuing implementation of its global productivity initiative, Advantage 2000.

Net sales were $1,025 million for the quarter ended September 30, 1996, an 11 percent increase from the 1995 level of $927 million. The growth is attributable to volume increases in the Building Materials segment worldwide, particularly in the U.S., combined with the incremental increases from acquisitions. Gross margin for the quarter ended September 30 was 27 percent of sales in 1996, compared to 26 percent in 1995. Earnings before interest and taxes (EBIT) from operations was $128 million in the third quarter of 1996, compared to $122 million in the third quarter of 1995.

For the nine months ended September 30, 1996, the Company reported a net loss of $354 million, or $6.86 per share, compared to net income of $165 million, or $3.18 per share, for the comparable 1995 period. The net loss was the result of a $1.1 billion charge taken during the second quarter to quantify the Company's liability for asbestos claims which may be received after 1999 as well as a probable $225 million additional recovery from insurance carriers (collectively, the "asbestos charge"), having a combined impact after taxes of $542 million. Excluding the impact of the asbestos charge and the special items reported in the first quarter of 1996, net income for the first nine months of 1996 was $188 million, or $3.42 per share, an increase of 14% over the comparable prior year period. Net sales for the nine months ended September 30, 1996 were $2.830 billion, a 7% increase over the $2.648 billion reported in the first nine months of 1995. This increase reflects the incremental sales from the Company's acquisitions in combination with the improvement in the Building Materials segment, particularly in the U.S., where increased demand due to natural disasters in the East has required expansion of service territories of several roofing plants.

Marketing and administrative expenses from ongoing operations for the nine months ended September 30, 1996 increased approximately 13% over the same period in 1995, primarily as a result of incremental administrative expenses from the acquisitions late in 1995 and 1996 as well as the impact of the continuing implementation of the Company's Advantage 2000 program. Advantage 2000 is a business system designed to accelerate the speed and simplify the processes of doing business globally. When fully implemented, the Advantage 2000 program will replace over 200 fragmented information systems with a fully integrated system, leading to increased productivity and cost savings.

In the Building Materials segment, sales increased 17% and 11% for the quarter and nine month periods ended September
30, 1996, respectively, compared to the same periods of the prior year.



<PAGE 16>

This growth reflects the incremental sales from acquisitions combined with an increase in volume worldwide, particularly in the U.S. The third quarter sales increase in the U.S. was largely driven by the roofing business which benefited from an increase in demand. Additionally, the Company continues to realize the benefits of integrating new products into its distribution systems, improving the sales of products like Foamular(R) extruded polystyrene. The Company expects further benefits from this integration combined with its newly introduced System Thinking(TM) strategy, which links the Company's growing product offering with technical expertise, to provide solution-oriented systems.

Income from ongoing operations for Building Materials increased 23% for the quarter and 11% for the nine months ended September 30, 1996 when compared to the same periods in 1995. The increase in the third quarter is primarily due to productivity improvements in the roofing business and improving profitability from Canadian operations.

In the third quarter of 1996, the Company acquired substantially all the assets of the foam insulation business of Celfort Construction Materials Inc. of Canada. Renamed OC Celfortec, the Valleyfield, Quebec business, which produces FOAMULAR(R) rigid polystyrene foam insulation, is an important part of the Company's growth agenda into the foam insulation business. The acquisition of Celfortec increases the Company's foam insulation plants to six, with a seventh under construction in China.

Additionally, at the end of the third quarter the Company reached an agreement to acquire a majority interest in
Acoustical Fibreglass Insulation (Mnfg) (Pty) Ltd., the largest South African manufacturer of glass fiber reinforcements and glass fiber and rock wool insulation. The new company, headquartered in Johannesburg, South Africa, will be known as Owens Corning South Africa (Pty) Ltd.

In the second quarter of 1996, the Company acquired certain U.S. assets of Partek Insulation, Inc., a subsidiary of Partek North America, Inc. Partek's rockwool-based insulation will help the Company extend its mechanical insulation product offering into higher-temperature applications. Additionally the Company acquired the United Kingdom-based Linpac Insulation. With production facilities in the U.K. and Spain, Linpac's extruded polystyrene (XPS) PolyFoam(R) insulation will be added to the Company's European building materials product line.

In the Composite Materials segment, sales decreased slightly for the quarter and nine months ended September 30, 1996, compared to the same periods of the prior year. Gains in Latin America, an identified growth region, and in the U.S., were more than offset by declines in Europe and Canada, attributable to a softening demand, as well as a strengthening U.S. dollar. Composite Materials income from operations in the third quarter of 1996 increased 9% compared to the third quarter of 1995. For the nine months ended September 30, 1996, income from ongoing operations increased 12% compared to the same period in 1995, primarily due to an improvement in pricing combined with productivity initiatives, particularly in the U.S.


LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

In June 1996 the Company announced that its Board of Directors had approved an annual dividend policy of 25 cents per share and declared a quarterly dividend of 6-1/4 cents per share payable on October 15, 1996 to shareholders of record as of September 30, 1996.

Cash flow from operations, excluding asbestos-related activities, was $114 million for the third quarter of 1996, compared to $135 million for the third quarter of 1995. The decrease is attributable in part to an increase in working capital, particularly receivables, due to strong September sales, coupled with increased composites inventories, where short-term capacity is being modified as the Company's customers adjust their inventory levels.

<PAGE 17>

At September 30, 1996, the Company's net working capital was $34 million and its current ratio was 1.03, compared to negative $9 million and .99, respectively, at December 31, 1995. The increase in 1996 is in part due to an increased sales volume driving receivables as well as incremental receivables from acquisitions, offset in large part by increased short term borrowings. Inventories at September 30, 1996 increased 38% over December 31, 1995 levels due to anticipated fourth quarter demand together with the incremental inventories of acquisitions as well as the item discussed in the preceding paragraph. Inventories as a percent of sales for the nine months ended September 30, 1996 and 1995 remained relatively unchanged at approximately 12%. Please see Notes 4 and 5 to the Consolidated Financial Statements.

The Company's total borrowings at September 30, 1996 were $1.147 billion, $254 million higher than at year-end 1995. The Company's increased borrowings in 1996 are being driven by the build of inventories for anticipated fourth quarter demand as well as other working capital requirements.

As of September 30, 1996, the Company had unused lines of credit of $231 million available under long-term bank loan facilities and an additional $137 million under short-term facilities, compared to $358 million and $239 million, respectively, at year-end 1995. The decrease in available lines of credit is primarily the result of increased borrowings. Letters of credit issued under the Company's long-term U.S. loan facility, most of which support appeals from asbestos trials, reduce credit availability of that facility. The impact of such reduction is reflected in the unused lines of credit discussed above.

Capital spending for property, plant and equipment, excluding acquisitions and investments in affiliates, was $57 million and $224 million for the quarter and nine months ended September 30, 1996, respectively. For the year 1996, the Company anticipates capital spending, exclusive of acquisitions and investments in affiliates, to be approximately $285 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during the third quarter of 1996, including $13 million in defense costs and $3 million for appeal bond and other costs, were $57 million or $34 million after-tax. During the third quarter of 1996, the Company received approximately 5,400 new asbestos personal injury cases and closed approximately 2,100 cases. Over the next twelve months, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $325 million. Proceeds from insurance of $100 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $225 million, or $135 million after-tax. Please see Note 8 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

In June 1996 the Company filed a lawsuit in federal court in New Orleans alleging a massive scheme to defraud the Company in connection with asbestos litigation cases. The suit alleges that medical test results in tens of thousands of asbestos claims were falsified by the owners and operators of certain pulmonary function testing laboratories. The Company believes that as many as 40,000 claims in its current backlog involve plaintiffs whose pulmonary function tests were improperly administered or manipulated by the testing laboratory or otherwise inconsistent with proper medical practice.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary


<PAGE 18>

generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the third quarter of 1996, the Company was designated a PRP in such federal, state, local or private proceedings for five additional sites. At September 30, 1996, a total of 43 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established an $18 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. In addition, based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's financial position or results of operations.

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



<PAGE 19>

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


See  the paragraphs in Note 8, Contingent Liabilities, to the
Consolidated   Financial   Statements   above,   which    are
incorporated here by reference.

Securities and Exchange Commission rules require the Company to describe certain governmental proceedings arising under federal, state or local environmental provisions unless the Company reasonably believes that the proceedings will result in monetary sanctions of less than $100,000. The following proceeding is reported in response to this requirement.
Based on the information presently available to it, however, the Company believes that the costs which may be associated with this matter will not have a materially adverse effect on the Company's financial position or results of operations.

  In August 1996, the Company voluntarily reported to the United States Environmental Protection Agency (EPA) that, due to a change in assumptions regarding the formation of a reportable pollutant, the Company had concluded that reporting deficiencies for such pollutant had occurred at three plants. The Company has since filed all required reports with the EPA. The Company is unable at this time to determine the amount of penalties, if any, that may be sought by the EPA but believes that the Company's immediate voluntary disclosure will be a favorable consideration in reducing any penalty that would otherwise be sought.

ITEM 2.  CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended
  September 30, 1996.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended September 30, 1996 by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended September 30, 1996, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended September 30, 1996, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the quarter ended September 30, 1996.

<PAGE 20>

ITEM 5.  OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

<PAGE 21>

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OWENS CORNING

                                          Registrant


Date:  October 25, 1996                  By   /s/David W. Devonshire
                                         David W. Devonshire
                                         Senior Vice President and
                                         Chief Financial Officer






Date:  October 25, 1996                  By  /s/ Steven J. Strobel
                                         Steven J. Strobel
                                         Vice President and Controller

<PAGE 22>

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