Form 10-K/A
period 1995-12-31
OWENS CORNING
filed 1996-12-23
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549


                         FORM 10-K/A
                       Amendment No. 3



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

Owens Corning's Form 10-K for the year ended December 31, 1995, filed on February 23, 1996 as amended by Forms 10-K/A filed on February 23, 1996 and March 5, 1996, is hereby further amended by amending
Item 6 "Selected Financial Data", Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 14 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K", to read as set forth below:

ITEM 6.        SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

                                 1995(a) 1994(b) 1993(c) 1992(d) 1991(e)
          (In millions of dollars, except per share data and where noted)


Net sales                        $ 3,612  $3,351  $2,944  $2,878  $2,783
Cost of sales                      2,670   2,536   2,266   2,234   2,186
Marketing, administrative
  and other expenses                 454     429     350     350   1,171
Science and technology expenses       76      71      69      65      54
Restructure costs                      -      89      23      16       -
Income   (loss)  from  operations    412     226     236     213    (628)
Cost of borrowed funds                87      94      89     110     131
Income (loss) before provision
  for income taxes                   325     132     147     103    (759)
Provision  (credit)  for
  income  taxes                      106      58      47      33    (238)
Net income (loss)                    231     159     131      73    (742)
Net income (loss) per share
  Primary                           4.64    3.61    3.00    1.70  (18.13)
  Fully diluted                     4.40    3.35    2.81    1.67  (18.13)
Dividends per share on common
  stock
    Declared                           -       -       -       -       -
    Paid                               -       -       -       -       -
Weighted average number of shares
  outstanding (in thousands)
    Primary                       49,711  44,209  43,593  43,013  40,924
    Fully diluted                 54,106  50,025  49,410  48,844  42,924
Net cash flow from operations        285     233     253     192     253
Capital spending                     276     258     178     144     114
Total assets (f)                   3,261   3,274   3,013   3,162   3,511
Long-term debt                       794   1,037     898   1,018   1,148
Average number of employees
  (in thousands)                      17      17      17      17      17



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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

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

Building Materials sales in Europe increased 45% over the 1994 level, primarily resulting from a full year of sales from the June 1994 acquisition of the United Kingdom based insulation and industrial supply businesses of Pilkington plc (the "U.K. Acquisition"), and the addition of a second production line at the Company's insulation plant in Vise,
Belgium.   Late  in the third quarter of 1995,  the  Company
began shipping product from its insulation manufacturing facility in Guangzhou, China and announced plans for the construction of its second insulation plant in China, to be built in Shanghai. Roofing margins improved in 1995, driven primarily by improved pricing, and volume growth, including the successful introduction of Prominence(R) roofing shingles. The window business achieved significant sales growth and productivity improvements during the year, but has not yet
reached  break-even.   In  the foam insulation  and  related
product markets, the Company has expanded its position with the acquisition of Falcon Manufacturing of Michigan, Inc.
The Company also completed four other acquisitions in 1995 which are expected to contribute to the Company's overall growth strategy. These acquisitions increased the Company's small furnace technology base, as well as expanded its position in fabricated systems for the original equipment manufacturing market and its product offering for the window market. The Company further expanded its Building Materials multi-product offering in 1995 with the introduction of two branded products, Transitions(T) vinyl siding and PinkWrap(T) housewrap.

In 1995 Miraflex(T), the revolutionary new form of glass fiber developed by Owens Corning which combines two different
glass   compositions  into  one  fiber,   was   successfully
introduced to North American markets in its first commercial application, PinkPlus(R) insulation featuring Miraflex(T) fiber. The Miraflex(T) fibers are flexible, soft to the touch,
virtually    itch-free,    resilient    and    form-filling,
characteristics  not  normally  associated  with  glass   or
inorganic fibers, which is driving the success of the new fiber.

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

       /s/ G. H. Hiner                           Date     February 14, 1996
       Glen H. Hiner, Chairman of the Board
       and Chief Executive Officer and Director

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

                                                 Date
       W. Walker Lewis, Director

       /s/ David T. McGovern                     Date     February 20, 1996
       David T. McGovern, Director

       /s/ Furman C. Mosely                      Date     February 19, 1996
       Furman C. Mosely, Jr., Director

       /s/ W. Ann Reynolds                       Date     February 15, 1996
       W. Ann Reynolds, Director

                 INDEX TO FINANCIAL STATEMENTS

Item                                                                 Page

Report of Independent Public Accountants                               24

Summary of Significant Accounting Policies                          25-26

Consolidated Statement of Income - for the
   years ended December 31, 1995, 1994 and 1993                     27-28

Consolidated Balance Sheet - December 31, 1995 and 1994             29-30

Consolidated Statement of Stockholders' Equity -
   for the years ended December 31, 1995, 1994, and 1993               31

Consolidated Statement of Cash Flows - for the years
   ended December 31, 1995, 1994 and 1993                           32-33

Notes to Consolidated Financial Statements
   Notes 1 through 22                                               34-68

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

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                      1995      1994     1993
                  (In millions of dollars, except share data)

NET SALES                           $3,612    $3,351   $2,944

COST OF SALES                        2,670     2,536    2,266
 Gross margin                          942       815      678

OPERATING EXPENSES
 Marketing and administrative
   expenses                            444       391      327
 Science and technology
   expenses (Note 9)                    76        71       69
 Restructure costs (Note 16)             -        89       23
 Other (Notes 2, 4, 10 and 16)          10        38       23

Total operating expenses               530       589      442

INCOME FROM OPERATIONS                 412       226      236

Cost  of  borrowed funds
 (Notes  2  and  3)                     87        94       89

INCOME BEFORE PROVISION FOR
 INCOME TAXES                          325       132      147

Provision  for  income  taxes
 (Note  8)                             106        58       47

INCOME BEFORE EQUITY IN NET
 INCOME OF AFFILIATES                  219        74      100

Equity in net income of affiliates
 (Notes 5 and 12)                       12         -        5

INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGES                 231        74      105

Cumulative effect of accounting
 changes (Notes 6, 8 and 17)             -        85       26

NET INCOME                            $231      $159     $131



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

               OWENS CORNING AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1995 AND 1994



ASSETS                               1995         1994
                              (In millions of dollars)
CURRENT

Cash and cash equivalents            $ 18         $ 59
Receivables, less allowances
 of $19 million in 1995 and
 $16 million in 1994 (Note 10)        314          329
Inventories (Note 11)                 253          223
Insurance for asbestos litigation
 claims - current portion (Note 21)   100          125
Deferred income taxes (Note 8)         70          156
VEBA trust (Note 6)                    51            -
Income tax receivable                  50           12
Investment in affiliate held for
 sale (Note 12)                        36            -
Other current assets                   35           26

     Total current                    927          930

OTHER

Insurance for asbestos litigation
 claims (Note 21)                     330          556
Deferred income taxes (Note 8)        252          308
Goodwill, less accumulated
 amortization of $19 million in
 1995 and $14 million in 1994
 (Note 5)                             249          151
Investments in affiliates
 (Notes 5 and 12)                      50           74
Other noncurrent assets (Note 6)      147          122

     Total other                    1,028        1,211

PLANT AND EQUIPMENT, at cost

Land                                   52           51
Buildings and leasehold
 improvements                         581          553
Machinery and equipment             2,266        2,172
Construction in progress              168          125

                                    3,067        2,901
Less:  Accumulated depreciation    (1,761)      (1,768)

     Net plant and equipment        1,306        1,133

TOTAL ASSETS                       $3,261       $3,274


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

STOCKHOLDERS' EQUITY

Preferred stock, no par value;
 authorized 8 million shares, none
 outstanding (Note 19)
Common stock, par value $.10 per share;
 authorized 100 million shares; issued
 1995--51.4 million and
 1994--44.2 million shares
 (Notes 2, 5 and 18)                        579      348
Deficit                                    (781)  (1,012)
Foreign currency translation
 adjustments                                  9       (1)
Other (Note 7)                              (19)     (15)

     Total stockholders' equity            (212)    (680)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $3,261   $3,274


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

 Reconciliation of net cash provided
  by operating activities:

  Noncash items:
   Cumulative effect of accounting
    changes (Notes 6, 8 and 17)              -         (85)       (26)
   Provision for depreciation,
    amortization, and rebuilding
    furnaces (Note 17)                     125         118        121
   Provision for deferred income taxes
    (Note 8)                               142          59         10
   Other                                     5           9         10
 (Increase)  decrease  in
  receivables (Note  10)                    36          21        (22)
 (Increase) decrease in inventories        (15)         17          4
 Increase (decrease) in accounts
  payable and accrued liabilities          (50)         53        114
 Funding of VEBA trust (Note 6)            (64)          -          -
 Proceeds from insurance for asbestos
  litigation claims                        251          87        224
 Payments for asbestos litigation
   claims                                 (308)       (215)      (283)
 Other                                     (68)         10        (30)

     Net  cash  flow  from  operations     285         233        253


NET CASH FLOW FROM INVESTING

 Additions to plant and equipment         (276)       (258)      (178)
 Investment in subsidiaries, net of
  cash acquired (Note 5)                   (81)       (120)         -
    Other                                   (4)         23          -

     Net  cash  flow  from investing      (361)       (355)      (178)


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

NET SALES                    1995      1994     1993
                            (In millions of dollars)
Industry Segments

 Building Materials
  United States              $2,033    $1,952    $1,699
  Europe                        264       182        97
  Canada and other              107       139       150

   Total Building Materials   2,404     2,273     1,946

 Composite Materials
  United States                 610       595       528
  Europe                        459       355       346
  Canada and other              139       128       124

   Total Composite Materials  1,208     1,078       998

Intersegment sales
 Building Materials               -         -         -
 Composite Materials             96        99        85
 Eliminations                   (96)      (99)      (85)

   Net sales                 $3,612    $3,351    $2,944

Geographic Segments

 United States               $2,643    $2,547    $2,227
 Europe                         723       537       443
 Canada and other               246       267       274

                              3,612     3,351     2,944
Intersegment sales
 United States                   54        43        42
 Europe                          21        22        15
 Canada and other                88        91        66
 Eliminations                  (163)     (156)     (123)

   Net sales                 $3,612    $3,351    $2,944


               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


1.  Segment Data (Continued)

INCOME (LOSS) FROM OPERATIONS   1995    1994    1993
                            (In millions of dollars)
Industry Segments

 Building Materials
  United States                 $195     $145   $153
  Europe                          29       26     16
  Canada and other                13       18      6

   Total Building Materials      237      189    175

 Composite Materials
  United States                  135      108    101
  Europe                          64       (8)   (15)
  Canada and other                26        9     12

   Total Composite Materials     225      109     98

  General corporate expense      (50)     (72)   (37)

   Income from operations        412      226    236

  Cost of borrowed funds         (87)     (94)   (89)

   Income before provision
    for income taxes            $325     $132   $147

Geographic Segments

 United States                  $330     $253   $254
 Europe                           93       18      1
 Canada and other                 39       27     18
 General corporate expense       (50)     (72)   (37)

   Income from operations        412      226    236

 Cost of borrowed funds          (87)     (94)   (89)

   Income before provision
    for income taxes            $325     $132   $147


               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


1.  Segment Data (Continued)


IDENTIFIABLE ASSETS AT          1995      1994     1993
DECEMBER 31,                   (In millions of dollars)

Industry Segments

 Building Materials
  United States               $  893    $  718   $  596
  Europe                         170       162       46
  Canada and other               194       136      155
   Total Building Materials    1,257     1,016      797

 Composite Materials
  United States                  361       326      302
  Europe                         388       335      256
  Canada and other               145       160      157

   Total Composite Materials     894       821      715

 General corporate             1,024     1,363    1,438

                               3,175     3,200    2,950
 Investments in affiliates
  accounted for under the
  equity method                   86        74       63

   Total assets               $3,261    $3,274   $3,013

Geographic Segments

 United States                $1,254    $1,044   $  898
 Europe                          558       497      302
 Canada and other                339       296      312
 General corporate             1,024     1,363    1,438

                               3,175     3,200    2,950
 Investments in affiliates
  accounted for under the
  equity method                   86        74       63

   Total assets               $3,261    $3,274   $3,013


               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


1.  Segment Data (Continued)


 PROVISION FOR DEPRECIATION,      1995    1994     1993
 AMORTIZATION, AND REBUILDING  (In millions of dollars)
 FURNACES

Industry Segments

 Building Materials
  United States                 $  49    $  48    $  47
  Europe                           11        6        2
  Canada and other                  8        8       11

   Total Building Materials        68       62       60

 Composite Materials
  United States                    22       22       24
  Europe                           18       17       16
  Canada and other                  7        8       10

   Total Composite Materials       47       47       50

 General corporate                 10        9       11

   Total provision for
    depreciation, amortization,
    and rebuilding furnaces      $125     $118     $121

Geographic Segments

 United States                   $ 71     $ 70     $ 71
 Europe                            29       23       18
 Canada and other                  15       16       21
 General corporate                 10        9       11

   Total provision for
    depreciation, amortization,
    and rebuilding furnaces      $125     $118     $121


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


               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


2.  Long-Term Debt

                                               1995       1994
                                           (In millions of dollars)
Unsecured U.S. credit facility due in
  1997, variable                             $  55       $  35
Unsecured European credit facilities due
  through 2002, variable                        40           -
Unsecured Canadian credit facility due in
  1997, variable                                 -           4
Guaranteed debentures due in 2001, 10%         150         150
Debentures due in 2002, 8.875%                 150         150
Debentures due in 2012, 9.375%                 150         149
Guaranteed  debentures due in 1998,  9.8%      100         100
Eurobonds due through 2001, 9.814%
  (Note 20)                                     63         140
Bonds due in 2000, 7.25%, payable in
  Deutsche marks (Note 20)                      50          50
Convertible junior subordinated debentures
  due in 2005, 8%, convertible at $29.75
  per share                                      -         173
Notes due through 2002, 6.06% to 8.50%,
  payable in foreign currencies                 26          38
Other long-term debt due through 2012, at
  rates from 5.375% to 12.47%                   45          68

                                               829       1,057
Less:  Current portion                         (35)        (20)

       Total long-term debt                 $  794      $1,037


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

3.  Short-Term Debt

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


6.  Postemployment and Postretirement Benefits Other Than Pensions (Continued)

The net postretirement benefits cost for 1995, 1994 and 1993 included the following components:

                                           1995      1994      1993
                                           (In millions of dollars)

Service cost                              $    7    $    8    $    7
Interest cost on accumulated post-
  retirement benefits obligation              19        19        23
Net amortization and deferral                (24)      (20)      (13)

Net postretirement benefits cost          $    2    $    7    $   17


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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


7.  Pension Plans (Continued)

Pension expense for the Company's defined benefit pension plans includes the following:

                                       1995      1994      1993
                                       (In millions of dollars)

Service cost                         $   20     $   22    $    23
Interest cost on projected benefit
  obligation                             64         58         62
Actual return on plan assets           (114)       (13)      (124)
Net amortization and deferral            30        (64)        50

Net pension expense                  $    -     $    3    $    11


The funded status at October 31, 1995 and 1994 is as follows:

                                      1995                  1994
                                       (In millions of dollars)
                                      Over   Under    Over   Under
                                     Funded  Funded  Funded  Funded

Vested benefit obligation            $  359   $  312   $  310   $  273

Accumulated benefit obligation       $  395   $  355   $  341   $  343

Plan assets at fair value            $  500   $  316   $  466   $  306

Projected benefit obligation            447      365      430      352

Plan assets in excess of (less than)
  projected benefit obligation           53      (49)      36      (46)

Unrecognized loss                        15       59        8       55
Unrecognized prior service cost         (30)     (31)     (12)     (24)
Unrecognized transition amount          (35)     (11)     (39)     (13)
Adjustment  to  minimum  liability        -       (7)       -      (12)

Net pension liability (includes
  current liabilities of $2 million
  in 1995 and $8 million in 1994
  and noncurrent assets of $41
  million in 1995 and $38 million
  in 1994)                           $    3   $  (39)  $   (7)  $  (40)

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


19.  Share Purchase Rights

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

Management Opinion

Although any opinion is necessarily judgmental and must be based on information now known to the Company, in the opinion of management, while any additional uninsured and unreserved costs which may arise out of pending personal injury and property damage asbestos claims and additional similar asbestos claims filed in the future may be substantial over time, management believes that any such additional costs will not impair the ability of the Company to meet its obligations, to reinvest in its businesses or to take advantage of attractive opportunities for growth.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


22.  Quarterly Financial Information (Unaudited) (Continued)

                                                Quarter
                                   First     Second     Third     Fourth
                                (In millions of dollars, except share data)
  1994

Net sales                         $  677     $  852    $  936     $  886

Cost of sales                        523        644       705        664

Gross margin                      $  154     $  208    $  231     $  222

Income (loss) before cumulative
  effect  of accounting changes   $  (67)    $   45    $   53     $   43

Cumulative effect of accounting
  changes  (Notes 6  and  17)         85          -         -          -

Net income                        $   18     $   45     $  53      $  43

Net income per share:

 Primary
  Income (loss) before cumulative
    effect  of accounting changes $(1.52)    $ 1.03    $ 1.19     $  .98

  Cumulative effect of accounting
     changes                        1.93          -         -          -

  Net income per share            $  .41     $ 1.03    $ 1.19     $  .98

 Fully diluted
  Income (loss) before cumulative
    effect  of  accounting
    changes                       $(1.30)    $  .95    $ 1.09     $  .91

  Cumulative effect of
    accounting changes              1.70          -         -          -

  Net income per share            $  .40     $  .95    $ 1.09     $  .91


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

                                          OWENS CORNING

                                            Registrant


Date:  December 20, 1996                   By:  /s/ David W. Devonshire
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (as duly authorized officer)