Form 10-Q/A
period 1996-03-31
OWENS CORNING
filed 1996-12-23
CIK 75234

SECURITIES AND EXCHANGE COMMISSION


                  Washington, D. C.  20549


                          FORM 10-Q/A
                        Amendment No. 2



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

                         51,533,673


Owens Corning's Form 10-Q for the quarter ended March 31, 1996, filed on May 15, 1996 as amended by Form 10-Q/A filed on May 21, 1996, is hereby further amended by amending Item 1 "Financial Statements" and
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, to read as set forth below:

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

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                                          March 31,  December 31,
                                            1996         1995
ASSETS                                   (In millions of dollars)

CURRENT

  Cash and cash equivalents              $    13   $    18
  Receivables                                382       314
  Inventories (Note 4)                       304       253
  Insurance for asbestos litigation
     claims - current portion (Note 6)       100       100
  Deferred income taxes                       69        70
  VEBA trust                                  62        51
  Income tax receivable                        1        50
  Investment in affiliate held for sale        -        36
  Other current assets                        46        35

     Total current                           977       927

OTHER

  Goodwill                                   251       249
  Investments in affiliates                   52        50
  Deferred income taxes                      253       252
  Insurance for asbestos litigation
    claims (Note 6)                          300       330
  Other noncurrent assets                    143       147

     Total other                             999     1,028

PLANT AND EQUIPMENT, at cost

  Land                                        54        52
  Building and  leasehold improvements       576       581
  Machinery and equipment                  2,274     2,266
  Construction in progress                   210       168
                                           3,114     3,067
  Less--Accumulated depreciation         (1,782)   (1,761)

     Net plant and equipment               1,332     1,306

TOTAL ASSETS                             $ 3,308   $ 3,261


The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                         (Continued)

                                               March 31,   December 31,
                                                 1996          1995
                                               (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

  Accounts payable and accrued liabilities      $   514     $   587
  Reserve for asbestos litigation claims -
     current portion (Note 6)                       300         250
  Short-term debt                                   107          64
  Long-term debt - current portion                   38          35

     Total current                                  959         936

LONG-TERM DEBT                                      875         794

OTHER

  Reserve for asbestos litigation claims
    (Note 6)                                        802         887
  Other employee benefits liability                 363         367
  Pension plan liability                             73          75
  Other                                             233         220

     Total other                                  1,471       1,549

COMMITMENTS AND CONTINGENCIES (Note 6)

COMPANY OBLIGATED CONVERTIBLE
  SECURITY OF SUBSIDIARY HOLDING
  SOLELY PARENT DEBENTURES (MIPS)                   194         194

STOCKHOLDERS' EQUITY

  Common stock                                      581         579
  Deficit                                          (743)       (781)
  Foreign currency translation adjustments           (8)          9
  Other                                             (21)        (19)

     Total stockholders' equity                    (191)       (212)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $  3,308     $ 3,261


     The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      Quarter Ended
                                                        March 31,
                                                      1996     1995
                                                 (In millions of dollars)
  NET CASH FLOW FROM OPERATIONS

  Net income                                       $     39   $   33

  Reconciliation of net cash provided
    by operating activities:
      Noncash items:
        Provision for depreciation and amortization      31       30
        Provision for deferred income taxes               -       14
        Other                                             3        9
      (Increase) decrease in receivables                (67)       1
      Increase in inventories                           (51)     (40)
      (Decrease) in accounts payable
        and accrued liabilities                         (68)     (68)
      Increase (decrease) in accrued income taxes        48       (6)
      Proceeds from insurance for asbestos
        litigation claims                                30       48
      Payments for asbestos litigation claims           (35)     (98)
      Other                                             (37)     (29)

       Net cash flow from operations                   (107)    (106)


NET CASH FLOW FROM INVESTING

  Additions to plant and equipment                      (77)     (59)
  Proceeds from the sale of affiliate                    55        -
  Other                                                  (6)      (2)

       Net cash flow from investing                     (28)     (61)



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

               OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)

5.  CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments, net of refunds, for income taxes and cost of borrowed funds are summarized as follows:

                                              Quarter Ended
                                                March 31,
                                              1996     1995
                                        (In millions of dollars)

Income taxes                                $ (17)     $  1
Cost of borrowed funds                          6         9

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

Reserve

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received through the year 1999 (the `Liabilities"), and its estimated insurance recoveries in respect of such claims (the "Insurance"), are reported separately as follows:

                                           Asbestos Litigation Claims
                                             March 31,  December 31,
                                               1996         1995
Reserve for asbestos litigation claims      (In millions of dollars)

  Current                                    $  300      $  250
  Other                                         802         887

     Total Reserve                            1,102       1,137

Insurance for asbestos litigation claims

  Current                                       100        100
  Other                                         300        330

     Total Insurance                            400        430

Net Asbestos Liability                       $  702     $  707

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

Certain  of  the Company's principal co-defendants,  the  20 members  of  the Center for Claims Resolution, have  entered into  a  proposed  "global" settlement which  would  require
future   claimants  to  satisfy  certain  medical   criteria
indicative of significant asbestos-related impairment as a pre-condition to their eligibility for settlement payments. The U.S. Court of Appeals recently overturned the proposed
settlement   based  on  failure  to  satisfy  class   action
certification requirements, but did not address issues relating to medical criteria. The Company is using similar medical criteria in the implementation of its own settlement and litigation strategy and is also seeking to require more
careful   proof   than  in  the  past  that  claimants   had
significant  exposure  to the Company's  asbestos-containing
product  or  operations.   The Company  believes  that  this
strategy will reduce the overall cost of asbestos personal injury claims in the long run by channeling indemnity payments to claimants who can establish significant asbestos-related impairment and exposure to the Company's asbestos-
containing   product  or  operations  and  by  substantially
reducing   indemnity   payments  to  individuals   who   are
unimpaired or who did not have significant such exposure. The Company's strategy has resulted in an increased level of trial activity and an increase in the number and amount of compensatory and punitive damage verdicts and judgments against the Company. This strategy may have the effect of increasing average per-case indemnity costs for claims resolved with payment, while also increasing the number of claims dismissed without payment.

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

The   Company  also  announced  the  availability   of   its
revolutionary new form of glass fiber, Miraflex(T), to all  of
its   North   American  markets  in  its  first   commercial
application, PinkPlus(R) insulation featuring Miraflex(T) fiber. The fiber was first made available to selected markets in 1995, and is expected to be a contributing factor to the Company's overall growth strategy.

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


                                         OWENS CORNING

                                          Registrant


Date  December 20, 1996              By  /s/David W. Devonshire
                                         David W. Devonshire
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (as duly authorized officer)