Form 10-Q/A
period 1996-06-30
OWENS CORNING
filed 1996-12-23
CIK 75234

SECURITIES AND EXCHANGE COMMISSION


                  Washington, D. C.  20549


                          FORM 10-Q/A
                        Amendment No. 1


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


                         51,522,580

Owens Corning's Form 10-Q for the quarter ended June 30, 1996, filed on August 14, 1996, is hereby amended by amending Item 1 "Financial
Statements" and Item 2 "Management's Discussion and Analysis of
Financial Condition and Results of Operations" of Part I, to read as set forth below:

               PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

                                       Quarter          Six Months
                                        Ended             Ended
                                       June 30,          June 30,
                                    1996      1995   1996         1995
                               (In millions of dollars, except share data)

NET SALES                          $ 956     $ 877    $1,805     $1,721
COST OF SALES                        701       639     1,332      1,269

 Gross margin                        255       238       473        452

OPERATING EXPENSES
 Marketing and administrative
   expenses                          116       102       244        215
 Science and technology expenses      20        19        41         37
 Provision for asbestos
   litigation claims (8)             875         -       875          -
 Other                                 6         2         3         13

   Total operating expenses        1,017       123     1,163        265

INCOME (LOSS) FROM OPERATIONS       (762)      115      (690)       187
 Cost of borrowed funds               18        23        36         49

INCOME (LOSS) BEFORE PROVISION
 FOR  INCOME TAXES                  (780)       92      (726)       138
 Provision (credit) for income
   taxes (3)                        (304)       33      (288)        50

INCOME (LOSS) BEFORE EQUITY
 IN NET INCOME OF AFFILIATES        (476)       59      (438)        88
 Equity in net income of affiliates    3         4         4          7


NET INCOME (LOSS)                 $ (473)  $    63     $(434)     $  95


NET INCOME (LOSS) PER COMMON SHARE

Primary   net   income  (loss)
  per  share                      $(9.19)  $  1.25    $(8.43)     $1.98

Fully  diluted  net income
  (loss) per share                $(9.19)  $  1.20    $(8.43)     $1.88

Weighted average number of
  common shares outstanding
  (in millions)
    Primary                         51.5      50.4      51.5       48.0
    Assuming  full  dilution        51.5      53.4      51.5       52.3


     The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                                             June 30,       Dec. 31,
                                               1996           1995
ASSETS                                      (In millions of dollars)

CURRENT

 Cash and cash equivalents                  $   24          $  18
 Receivables                                   423            314
 Inventories (4)                               329            253
 Insurance for asbestos litigation
  claims - current portion (8)                 100            100
 Deferred income taxes                          70             70
 VEBA trust                                     42             51
 Income tax receivable                           -             50
 Investment in affiliate held for sale           -             36
 Other current assets                           29             35

   Total current                             1,017            927

OTHER

 Insurance for asbestos litigation
  claims (8)                                   492            330
 Deferred income taxes                         597            252
 Goodwill (6)                                  262            249
 Investments in affiliates                      59             50
 Other noncurrent assets                       146            147

   Total other                               1,556          1,028

PLANT AND EQUIPMENT, at cost

 Land                                           56             52
 Building and leasehold improvements           596            581
 Machinery and equipment                     2,308          2,266
 Construction in progress                      244            168
                                             3,204          3,067
   Less--Accumulated   depreciation         (1,797)        (1,761)


 Net plant and equipment                     1,407          1,306

TOTAL ASSETS                                $3,980         $3,261


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

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Quarter      Six Months
                                            Ended          Ended
                                           June 30,       June 30,
                                         1996    1995   1996    1995
                                           (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

  Net  income (loss)                   $(473)  $   63   $(434)  $  95
 Reconciliation of net cash provided
  by operating activities:
  Noncash items:
   Provision for asbestos litigation
     claims (8)                          875        -     875       -
   Provision for depreciation and
     amortization                         32       31      63      61
   Provision (credit) for deferred
     income taxes                       (345)      27    (345)     41
   Other                                   4        3       7      12
  (Increase) decrease in receivables     (34)     (19)   (101)    (18)
  (Increase) decrease in inventories     (18)     (44)    (69)    (84)
  Increase (decrease) in accounts
     payable and accrued liabilities       2      (31)    (66)    (99)
  Increase (decrease) in accrued
     income taxes                          7       21      55      15
  Proceeds from insurance for asbestos
     litigation claims                    33       33      63      81
  Payments for asbestos litigation
     claims                              (86)     (57)   (121)   (155)
  Other                                   23      (49)    (14)    (77)

     Net cash flow from operations        20      (22)    (87)   (128)

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment        (90)     (55)   (167)   (114)
 Investment in subsidiaries, net of
  cash acquired (6)                      (39)       -     (39)      -
 Proceeds from the sale of affiliate       -        -      55       -
 Other                                    (6)       2     (12)      -

      Net cash flow from investing     $(135)   $ (53) $ (163)  $(114)


The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)

                                      Quarter           Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                   1996      1995     1996      1995
                                        (In millions of dollars)

NET CASH FLOW FROM FINANCING

 Net additions (reductions) to
  long-term credit facilities      $ 86     $(36)     $184       $ 70
 Other additions to long-term
  debt                               13       17        13         51
 Other reductions to long-term
  debt                              (20)     (74)      (32)      (102)
 Net increase (decrease) in
  short-term debt                    47      (32)       88        (19)
 Issuance of preferred stock of
  subsidiary (MIPS)                   -      194         -        194
 Other                                -        1         2         (7)

      Net cash flow from financing  126       70       255        187



Effect of exchange rate changes on
  cash                                -        2         1          3

Net increase (decrease) in cash
 and cash equivalents                11       (3)        6        (52)

Cash and cash equivalents at
 beginning of period                 13       10        18         59

Cash and cash equivalents at end
 of period                        $  24    $   7     $  24      $   7



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
1.   SEGMENT  DATA                  (In millions of dollars)

NET SALES

Industry Segments

 Building Materials
  United States                    $575    $493   $1,048   $949
  Europe                             63      62      127    127
  Canada and other                   25      20       43     51

   Total Building Materials         663     575    1,218  1,127

 Composite Materials
  United States                     149     151      297    303
  Europe                            106     115      215    220
  Canada and other                   38      36       75     71

   Total Composite Materials        293     302      587    594

Intersegment sales
 Building Materials                   -       -        -      -
 Composite Materials                 29      26       54     52
 Eliminations                       (29)    (26)     (54)   (52)

   Net sales                       $956    $877   $1,805 $1,721

Geographic Segments

 United States                     $724    $644   $1,345 $1,252
 Europe                             169     177      342    347
 Canada and other                    63      56      118    122
                                    956     877    1,805  1,721

Intersegment sales
 United States                       21      14       38     27
 Europe                              12       3       21      7
 Canada and other                    19      25       40     45
 Eliminations                       (52)    (42)     (99)   (79)

   Net sales                       $956  $  877   $1,805 $1,721

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

                                         Quarter          Six Months
1. SEGMENT DATA (Continued)               Ended             Ended
                                         June 30,          June 30,
                                       1996    1995      1996    1995
                                          (In millions of dollars)
INCOME FROM OPERATIONS (1)

Industry Segments

 Building Materials
  United States                       $ 70    $ 56      $ 83    $ 88
  Europe                                 3       5         8      13
  Canada and other                       -       1        (4)      8

   Total Building Materials             73      62        87     109

 Composite Materials
  United States                         37      41        68      75
  Europe                                20      15        40      23
  Canada and other                       5       6        11       9

   Total Composite Materials            62      62       119     107

 General corporate expense            (897)     (9)     (896)    (29)

   Income (loss) from operations      (762)     115     (690)    187

 Cost of borrowed funds                (18)    (23)      (36)    (49)

   Income (loss) before provision
     for income taxes               $(780)    $ 92     $(726)   $138


Geographic Segments

  United States                     $  107    $ 97     $ 151   $ 163
 Europe                                 23      20        48      36
 Canada and other                        5       7         7      17
 General corporate expense            (897)     (9)     (896)    (29)

   Income (loss) from operations      (762)    115      (690)    187

 Cost of borrowed funds                (18)    (23)      (36)    (49)

   Income (loss) before provision
     for income taxes               $ (780)  $  92     $(726)   $138


(1) Income from operations for the quarter and six months ended June 30, 1996 includes the Company's pretax charge of $875 million for asbestos litigation claims to be received after 1999, all of which was recorded as a charge to general corporate expense. Income from operations for the six months ended June 30, 1996 includes the Company's pretax gain of $37 million from the sale of its ownership interest in its Japanese affiliate Asahi Fiber Glass Co. Ltd., all of which was recorded as a reduction in general corporate expense. Also included are special charges totaling $42 million including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens Corning Foundation. The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $19 million, $1 million and $2 million, respectively, Composite Materials in the United States and Europe by $3 million and $2 million, respectively, and to increase general corporate expense by $15 million.

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

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received in the future (the Liabilities"), and its estimated

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8.  CONTINGENT LIABILITIES (Continued)

insurance  recoveries  in respect  of  such  claims  (the
"Insurance"),  are  reported separately as follows:

                                      Asbestos Litigation Claims
                                      June 30,      December 31,
                                        1996           1995
                                       (In millions of dollars)

Reserve for asbestos
litigation claims

     Current                           $  275         $  250
     Other                              1,841            887

                                        2,116          1,137
Insurance for asbestos
litigation claims

     Current                              100           100
     Other                                492           330

     Total Insurance                      592           430


     Net Asbestos Liability           $ 1,524        $  707

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


                                         OWENS CORNING

                                           Registrant


Date: December 20, 1996              By  /s/ David W. Devonshire
                                         David W. Devonshire
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (as duly authorized officer)