Form 10-Q/A
period 1996-09-30
OWENS CORNING
filed 1996-12-23
CIK 75234

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


                         52,048,661


Owens Corning's Form 10-Q for the quarter ended September 30, 1996, filed on October 28, 1996, is hereby amended by amending Item 1 "Financial Statements" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, to read as set forth below:

               PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

                                         Quarter         Nine Months
                                          Ended             Ended
                                       September 30,    September  30,
                                       1996     1995    1996      1995
                                  (In millions of dollars, except share data)

NET SALES                            $1,025    $ 927   $2,830    $2,648
COST OF SALES                           752      684    2,084     1,953

 Gross margin                           273      243      746       695

OPERATING EXPENSES
 Marketing and administrative
   expenses                             128      106      372       321
 Science and technology expenses         22       19       63        56
 Provision for asbestos litigation
   claims (Note 8)                        -        -      875         -
 Other                                   (5)      (4)      (2)        9

   Total operating expenses             145      121    1,308       386

INCOME (LOSS) FROM OPERATIONS           128      122     (562)      309
 Cost of borrowed funds                  20       20       56        69

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                       108      102     (618)      240
 Provision (credit) for income
   taxes (Note 3)                        31       35     (257)       85

INCOME (LOSS) BEFORE EQUITY
 IN NET INCOME OF AFFILIATES             77       67     (361)      155
 Equity in net income of affiliates       3        3        7        10


NET INCOME (LOSS)                     $  80    $  70   $ (354)      $165


NET INCOME (LOSS) PER COMMON SHARE

Primary net income (loss) per share   $1.53    $1.35   $(6.86)   $  3.36

Fully  diluted  net income (loss)
  per share                           $1.44    $1.28   $(6.86)   $  3.18

Weighted average number of common
 shares outstanding (in millions)
    Primary                            52.4     51.4     51.6       49.1
    Assuming  full  dilution           57.0     56.0     51.6       53.4


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

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                         Quarter         Nine Months
                                          Ended             Ended
                                      September 30,     September  30,
                                      1996     1995     1996     1995
                                         (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

 Net income (loss)                    $ 80    $ 70     $(354)    $165
 Reconciliation of net cash
  provided by operating
  activities:
  Noncash items:
   Provision for asbestos
     litigation claims (Note 8)          -       -       875        -
   Provision for depreciation
     and amortization                   37      31       100       92
   Provision (credit) for
     deferred income taxes              60      38      (285)      79
   Other                                 1       3         8       15
  (Increase) decrease in receivables   (48)    (28)     (149)     (46)
  (Increase) decrease in inventories   (18)     32       (87)     (52)
  Increase (decrease) in accounts
   payable and accrued liabilities      50      10       (16)     (89)
  Increase (decrease) in accrued
   income taxes                        (25)     28        30       43
  Proceeds from insurance for
   asbestos litigation claims            -     140        63      221
  Payments for asbestos litigation
        claims                         (57)    (68)     (178)    (223)
  Other                                (23)    (49)      (37)    (126)

      Net cash flow from operations     57     207       (30)      79

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment      (57)    (69)     (224)    (183)
 Investment in subsidiaries, net of
  cash acquired (Note 6)                 -     (34)      (39)     (34)
 Proceeds from the sale of affiliate     -       -        55        -
 Other                                  (2)      -       (14)       -

      Net cash flow from investing   $ (59)  $(103)    $(222)  $ (217)


      The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)

                                         Quarter        Nine Months
                                          Ended            Ended
                                       September 30,   September 30,
                                       1996    1995    1996    1995
                                         (In millions of dollars)

NET CASH FLOW FROM FINANCING

 Net additions (reductions) to
  long-term credit facilities          $ (5)  $(75)    $179   $  (5)
 Other additions to long-term debt        5      5       18      56
 Other reductions to long-term debt      (1)   (13)     (33)   (115)
 Net increase (decrease) in
  short-term debt                        12     (9)     100     (28)
 Issuance of preferred stock of
  subsidiary, net of fees                 -      -        -     194
 Other                                   (2)     3        -      (4)

      Net cash flow from financing        9    (89)     264      98



Effect of exchange rate changes on
  cash                                    -     (2)       1       1

Net increase (decrease) in cash
 and cash equivalents                     7     13       13     (39)

Cash and cash equivalents at
 beginning of period                     24      7       18      59

Cash and cash equivalents at end
  of period                           $  31  $  20     $ 31   $  20


     The accompanying notes are an integral part of this
                         statement.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited)


                                         Quarter         Nine Months
                                          Ended             Ended
                                      September 30,     September 30,
(1)  SEGMENT DATA                     1996    1995      1996     1995
                                         (In millions of dollars)
NET SALES

Industry Segments

 Building Materials
  United States                      $  638   $  548     $1,677   $1,497
  Europe                                 76       66        203      193
  Canada and other                       37       26         89       77

   Total Building Materials             751      640      1,969    1,767

 Composite Materials
  United States                         151      141        446      444
  Europe                                 87      111        302      331
  Canada and other                       36       35        113      106

   Total Composite Materials            274      287        861      881

Intersegment sales
 Building Materials                       -        -          -        -
 Composite Materials                     30       25         84       77
 Eliminations                           (30)     (25)       (84)     (77)

   Net sales                        $ 1,025   $  927     $2,830   $2,648

Geographic Segments

 United States                        $ 789   $  689     $2,123   $1,941
 Europe                                 163      177        505      524
 Canada and other                        73       61        202      183
                                      1,025      927      2,830    2,648

Intersegment sales
 United States                           17       14         46       41
 Europe                                   8        4         29       11
 Canada and other                        19       28         59       73
 Eliminations                           (44)     (46)      (134)    (125)

   Net sales                        $ 1,025   $  927     $2,830   $2,648

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

                                         Quarter         Nine Months
                                          Ended             Ended
                                       September 30,    September 30,
(1)  SEGMENT DATA (Continued)          1996     1995    1996    1995
                                          (In millions of dollars)
INCOME FROM OPERATIONS

Industry Segments

 Building Materials
  United States                        $  75   $  62   $ 161   $ 150
  Europe                                   7       7      15      20
  Canada and other                         9       5       5      13

   Total Building Materials               91      74     181     183

 Composite Materials
  United States                           53      24     116      99
  Europe                                   7      23      46      46
  Canada and other                         -       8      14      17

   Total Composite Materials              60      55     176     162


 General corporate expense               (23)     (7)   (919)    (36)

   Income from operation                 128     122    (562)    309

 Cost of borrowed funds                  (20)    (20)    (56)    (69)

   Income before provision
     for income taxes                 $  108  $  102  $ (618) $  240

Geographic Segments

 United States                        $  128  $   86  $   277 $  249
 Europe                                   14      30       61     66
 Canada and other                          9      13       19     30
 General corporate expense               (23)     (7)    (919)   (36)

   Income from operations                128     122     (562)   309

 Cost of borrowed funds                  (20)    (20)     (56)   (69)

   Income before provision
     for income taxes                  $ 108   $ 102    $(618) $ 240

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

                                September 30,December 31,
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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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