Form 10-K
period 1996-12-31
OWENS CORNING
filed 1997-03-20
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 1996

                 Commission File No. 1-3660

                        Owens Corning
                  One Owens Corning Parkway
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

Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At   February  19,  1997,  the  aggregate  market  value  of
Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $2,297,658,153, assuming for purposes of this computation only that all directors and executive officers are considered affiliates.

At  February  19,  1997,  there were outstanding  52,769,579 shares of Registrant's $.10 par value common stock.

Parts of Registrant's definitive 1997 proxy statement filed or to be filed pursuant to Regulation 14A (the "1997 Proxy
Statement") are incorporated by reference into Part III of this Form 10-K.

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

Approximately eighty-two percent of Owens Corning's sales are related to home improvement, sales of composite materials and sales outside U.S. markets. Approximately eighteen percent of the Company's sales are related to new U.S. residential construction.

Owens Corning's executive offices are at One Owens Corning Parkway, Toledo, Ohio 43659; telephone (419) 248-8000. Unless the context requires otherwise, the terms "Owens Corning" and "Company" in this report refer to Owens Corning and its subsidiaries.

The Company operates in two industry segments - Building Materials and Composite Materials - divided into ten businesses. As a general rule, there is a commonality of process equipment and/or products within each industry segment.

The Company also has affiliate companies in a number of countries. Affiliated companies' sales, earnings and assets are not included in either industry segment unless the Company owns more than 50% of the affiliate.

Revenue, operating profit, and identifiable assets attributable to each of Owens Corning's industry and geographic segments, as well as information concerning the dependence of the Company's industry segments on foreign operations, for each of the years 1996, 1995, and 1994, are contained in Note 1 to Owens Corning's Consolidated Financial Statements, entitled "Segment Data", on pages 34 through 40 hereof.


BUILDING MATERIALS

Principal Products And Methods Of Distribution

Building Materials operates primarily in North America and Europe. It also has a growing presence in Latin America and Asia Pacific. Building Materials sells a variety of building and home improvement products in three major categories: glass fiber and foam insulation, roofing materials, and other specialty products for the home, such as housewrap, vinyl windows and patio doors, and vinyl siding. The businesses responsible for these products and markets include: Insulation, Building Materials Sales and Distribution - North America, Building Materials - Europe and Africa, Roofing/Asphalt, Specialty and Foam Products, Western Fiberglass Group, Latin America, and Asia Pacific.

The Company's Building Materials Sales and Distribution - North America business is a major source of sales of building insulation products to lumber yards and home centers, and roofing shingles, housewrap, windows/patio doors, and vinyl siding to retailers and distributors. These products are used primarily in the home improvement and new residential construction markets. In 1996, eighteen percent of the Company's sales were related to new construction activities in the United States, while home improvement and remodeling accounted for forty-one percent.

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

In Europe, the Company sells building insulation to large insulation wholesalers, builder merchants, contractors, distributors, and retailers. The Company sells mechanical insulation products to distributors, fabricators, and manufacturers in the heating, ventilation, power and process, appliance and fire protection industries.

In Latin America, the Company produces and sells building and mechanical insulation through joint venture and licensee relationships. In Asia Pacific, the Company sells primarily mechanical insulation through joint venture businesses, including a majority owned insulation plant in China, and licensees.

The Company has licensed others for the manufacture of foam products at locations in Europe, the Middle East and Asia.
The Company sells foam products through traditional agents and distributors where licensing does not exist.

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


COMPOSITE MATERIALS

Principal Products and Methods of Distribution

Composite  Materials operates in North America,  Europe  and
Latin America, with affiliates and licensees around the world, including a growing presence in Asia Pacific. The businesses responsible for these products include:
Composites, Latin America, Engineered Pipe & Fabrication Systems, and Asia Pacific.

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

Within the electrical/electronics markets, glass fiber is used extensively in printed circuit boards made for the consumer electronics, transportation, and telecommunications industries. The Company sells glass fiber to a small number of large fabric weavers, who, in turn, supply the rest of the circuit board production value chain. Applications also include fiber optic and copper cable reinforcement, connectors, circuit breaker boxes, computer housings, electricians' safety ladders, and hundreds of various electro/mechanical components.

The Company manufactures large diameter glass-reinforced plastic (GRP) pipe designed for use in underground pressure and gravity fluid handling systems. The pipe is a filament-wound structural composite made with glass fiber and polyester resins. The Company has pipe joint ventures in Thailand, Saudi Arabia, Germany, Spain, Botswana, Argentina, Egypt, Turkey and Colombia, and wholly-owned pipe plants in Norway and China. The Company, directly and with joint venture partners around the world, manufactures and sells GRP pipe directly to governments and private industry for major infrastructure projects primarily for the safe and efficient transport of water and waste.

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

Including registered trademarks for the Owens Corning logo, the Color Pink, and Fiberglas, the Company has approximately 125 trademarks registered in the United States and approximately 700 trademarks registered in other countries.

The Company considers its patent and trademark positions to be adequate for the present conduct of its business in each of its industry segments.

Working Capital

Owens Corning's manufacturing operations in each of its industry segments are generally continuous in nature and it warehouses much of its production prior to sale since it operates primarily with short delivery cycles.

Research And Development

During 1996, 1995 and 1994, the Company spent approximately $78 million, $69 million, and $64 million, respectively, for research and development activities. Customer sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning's capital expenditures relating to compliance with environmental control requirements were approximately $17 million in 1996. The Company currently estimates that such capital expenditures will be approximately $20 million in 1997 and $22 million in 1998.

The Company does not consider that it has experienced a material adverse effect upon its capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs of environmental control equipment, however, were approximately $54 million in 1996. Owens Corning continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

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

Number Of Employees

Owens Corning averaged approximately 18,100 employees during 1996 and had approximately 18,900 employees at December 31, 1996.

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

ITEM 2. PROPERTIES

PLANTS

Owens Corning's plants as of February 1, 1997 are listed below by industry segment and primary products, and are owned except as noted. The Company considers that these properties are in good condition and well maintained, and are suitable and adequate to carry on the Company's business. The capacity of each plant varies depending upon product mix.


BUILDING MATERIALS SEGMENT

Thermal And Acoustical Insulation

     Delmar, New York                Palestine, Texas
     Eloy,  Arizona                  Phenix City,  Alabama (1)
     Fairburn, Georgia               Salt Lake City, Utah
     Kansas City, Kansas             Santa Clara, California
     Mount Vernon, Ohio              Waxahachie, Texas
     Newark, Ohio

     Babelegi,  South  Africa        Ravenhead,  United Kingdom
     Candiac, Canada                 Scarborough, Canada
     Edmonton, Canada                Shanghai, China (2)
     Guangzhou, China                Springs, South Africa
     Pontyfelin, United Kingdom      Vise, Belgium
     Queensferry, United Kingdom

(1) Facility is leased.
(2) Under construction.

Roofing And Asphalt Processing (one of each at every location, except as noted)

     Atlanta, Georgia (1)            Kearney, New Jersey
     Brookville, Indiana (1)         Medina, Ohio
     Channelview, Texas (2)          Memphis, Tennessee
     Compton, California             Minneapolis, Minnesota
     Denver, Colorado                Morehead City, North
     Detroit, Michigan (2)             Carolina (2) (4)
     Houston, Texas                  Oklahoma City, Oklahoma (2)
     Irving, Texas                   Portland, Oregon (5)
     Jacksonville, Florida (3)       Savannah, Georgia (1)
     Jessup, Maryland                Summit, Illinois (3)

(1)  Roofing plant only.
(2)  Asphalt processing plant only.
(3)  Facility is partially leased.
(4)  Facility is leased.
(5)  Two asphalt processing plants, as well as one roofing plant.

Specialty and Foam Products

     Byron Center, Michigan          Rockford, Illinois
     Hazleton, Pennsylvania          St. Louis, Missouri*
     Martinsville, Virginia*         Tallmadge, Ohio

     Barcelona, Spain                Nanjing, China
     Hartlepool, United Kingdom      Valleyfield, Canada

*Facility is leased.

Fabrication Centers

     Angola, Indiana                 Johnson City, Tennessee (1)
     Athens, Alabama                 Laredo, Texas (1)
     Atlanta, Georgia (1)            Los Angeles, California  (1)
     Cleveland, Tennessee (1)        Memphis, Tennessee (1)
     Columbus, Ohio (1)              Montgomery, Alabama (1)
     Coopersville, Michigan (1)      Orlando, Florida (1)
     Dallas, Texas (1)               Sacramento, California (1)
     Grand  Rapids, Michigan (1)     Shelbyville, Kentucky (1) (2)
     Hazelton, Pennsylvania (1)      Springfield, Tennessee (1)
     Hebron, Ohio                    Tiffin, Ohio (1)
     Indianapolis, Indiana (1)       Van Buren, Arkansas (1)

     Brantford, Canada

(1) Facility is leased.
(2) Two facilities.

COMPOSITE MATERIALS SEGMENT

Textiles And Reinforcements

     Aiken, South Carolina           Huntingdon, Pennsylvania
     Amarillo, Texas                 Jackson, Tennessee*
     Anderson, South Carolina        New Braunfels, Texas *
     Fort Smith, Arkansas

     Apeldoorn, The Netherlands      Rio Claro, Brazil
     Battice, Belgium                San Vincente deCastellet/
     Birkeland, Norway                 Barcelona, Spain
     Guelph, Canada                  Springs, South Africa
     L'Ardoise, France               Wrexham, United Kingdom
     Liversedge, United Kingdom

*Facility is leased.


Pipe

     Changchun, China                Sandefjord, Norway*

*Facility is leased.

OTHER PROPERTIES

Effective in mid 1996, Owens Corning's general offices of approximately 400,000 square feet are located in the Owens Corning World Headquarters, Toledo, Ohio. The lease for this facility terminates May 31, 2015, with options to extend through May 31, 2030. Under separate leases, the Company has additional general office space of approximately 150,000 square feet, and warehouse space of approximately 100,000 square feet, located in other buildings in Toledo.

The Company's research and development function is conducted at its Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of twenty-three structures totaling approximately 635,000 square feet. The Company also has Application Development Centers in Battice, Belgium and Bangalore, India.


ITEM 3.  LEGAL PROCEEDINGS

The  paragraphs  in  Note  21 to the Company's  Consolidated
Financial Statements, entitled "Contingent Liabilities", on pages 66 through 70 hereof, are incorporated here by reference.

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

As previously reported, during the first quarter of 1995 the Company signed a consent order with the Tennessee Department of Environment and Conservation, providing for a remedial investigation and feasibility study for two state Superfund sites at which the Company was the primary generator. Based upon the completed remedial investigation, the Tennessee Division of Superfund has recommended that the two sites be delisted as state Superfund sites. Formal delisting proceedings are in process.

Also as previously reported, in August 1996 the Company voluntarily reported to the United States Environmental Protection Agency (EPA) that, due to a change in assumptions regarding the formation of a reportable pollutant, the Company had concluded that reporting deficiencies for such pollutant had occurred at three plants. The Company has since filed all required reports with the EPA. The Company is unable at this time to determine the amount of penalties, if any, that may be sought by the EPA but believes that the Company's immediate voluntary disclosure will be a favorable consideration in reducing any penalty that would otherwise be sought.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

              Executive Officers of the Company
                   (as of March 1, 1997)

The term of office for elected officers is one year from the annual election of officers by the Board of Directors following the Annual Meeting of Stockholders on the third Thursday of April. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age               Position*

Glen H. Hiner (62)         Chairman  of  the  Board  and   Chief
                           Executive   Officer   since   January
                           1992.  Director since 1992.

Alan D. Booth (54)         Vice President and Process Executive,
                           Customer  Fulfillment  Process  since
                           June  1996;  formerly  Vice President
                           and  President,  Insulation  -  North
                           America   (1994),   Vice   President,
                           Insulation   Division,   Construction
                           Products   Group   (1993)   and  Vice
                           President,     Mechanical    Products
                           Division (1986).

David T. Brown (48)        Vice    President   and    President,
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
                           Atlanta   Regional   Sales,  Building
                           Materials (1986).

Christian L. Campbell (46) Senior Vice President, General Counsel
                           and Secretary  since  January    1995;
                           formerly     Vice President,   General
                           Counsel   and   Secretary   at   Nalco
                           Chemical (1990).

Domenico Cecere (47)       Vice    President   and    President,
                           Roofing/Asphalt since  January  1996;
                           formerly    Vice    President     and
                           Controller    (1993),    also    Vice
                           President,        Finance         and
                           Administration, Europe at  Honeywell,
                           Inc. (1992).

Charles H. Dana (57)       Executive   Vice   President    since
                           January  1994; formerly  Senior  Vice
                           President  and President - Industrial
                           Materials Group (1989).

David W. Devonshire (51)   Senior  Vice  President   and   Chief
                           Financial  Officer  since July  1993;
                           formerly  Corporate  Vice  President,
                           Finance  at   Honeywell, Inc. (1992).

Name and Age               Position*

Carl B. Hedlund (49)       Vice  President  and President,  Asia
                           Pacific since December 1995; formerly
                           Vice President and President, Retail/
                           Distribution (1994),  Vice President,
                           Retail and Distribution, Construction
                           Products Group (1993), Vice President,
                           Roofing  Products Operating  Division
                           (1989).

Robert C. Lonergan (53)    Vice President, Science and Technology
                           since January 1995; formerly President,
                           Windows (1993),  also President of Reb
                           Plastics, Inc. (1984).

Heinz-J. Otto (47)         Vice    President    and    President,
                           Composites   since   October    1996;
                           formerly  Head of Region  Europe  and
                           Executive Board Member, Landis &  Gyr
                           Corp. (1992).

Bradford C. Oelman (59)    Senior  Vice  President, Governmental
                           Affairs  since  April 1996;  formerly
                           Vice   President-Corporate  Relations
                           (1986).

Steven J. Strobel (39)     Vice  President and Controller  since
                           September   1996;   formerly    Chief
                           Financial  Officer of  Kraft  Canada,
                           Inc.  (1994)  and Vice President  and
                           Controller  of  Kraft USA  Operations
                           (1991).

Gregory M. Thomson (49)    Senior    Vice    President,    Human
                           Resources    since   October    1994;
                           formerly   Vice   President,    Human
                           Resources, Public Service Electric  &
                           Gas (1988).

Efthimios O. Vidalis (42)  Vice    President    and    President,
                           Insulation since July 1996;  formerly
                           Vice    President    and   President,
                           Composites (1994) and Vice President,
                           Reinforcements    Division,    Europe
                           (1986).


*Information in parentheses indicates year in which service in position began.

                           Part II

ITEM   5.    MARKET  FOR  OWENS  CORNING'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

The principal market on which Owens Corning's common stock is traded is the New York Stock Exchange. The high and low sales prices in dollars per share for Owens Corning's common stock as reported in the consolidated transaction reporting system for each quarter during 1996 and 1995 are set forth in the following tables.

 1996            High     Low      1995           High     Low


First Quarter    46       39-3/4   First Quarter  36-1/4   30-1/4

Second Quarter   43-1/8   37-5/8   Second Quarter 40       34-5/8

Third  Quarter   43       36       Third Quarter  47-1/8   36-1/2

Fourth  Quarter  43-1/2   36-1/4   Fourth Quarter 46-3/4   40-3/8


The number of stockholders of record of the Company's common stock on February 19, 1997 was 6,813.

In June 1996, the Board of Directors of the Company approved an annual dividend policy of $.25 per share of common stock and declared a dividend of $.0625 per share of common stock to stockholders of record on September 30, 1996, paid on October 15, 1996. The Company had not previously declared any dividends since 1986. In December 1996, the Board of Directors of the Company declared a dividend of $.0625 per share of common stock to stockholders of record on December 31, 1996, paid on January 15, 1997. In connection with certain of its current bank credit facilities, the Company has agreed to restrictions affecting the payment of cash dividends. As of January 1, 1997, these restrictions limited funds available for the payment of cash dividends by the Company to approximately $93 million.

On August 30, 1996, the Company issued 472,250 shares of its common stock, par value $.10 per share, to Celfort Construction Materials Inc. (the "Seller") in connection with acquisition of substantially all the assets of the extruded polystyrene insulation products business of Seller. Such shares were issued without registration under the Securities Act of 1933 in reliance upon Regulation D promulgated under the Securities Act or the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

                       1996(a)   1995(b)    1994(c)   1993(d)    1992(e)
          (In millions of dollars, except per share data and where noted)

Net sales              $ 3,832   $ 3,612    $ 3,351   $ 2,944    $ 2,878
Cost of sales            2,834     2,670      2,536     2,266      2,234
Marketing,
  administrative and
  other expenses         1,380       452        429       350        350
Science and technology
  expenses                  84        78         71        69         65
Restructure costs           38         -         89        23         16
Income (loss) from
  operations              (504)      412        226       236        213
Cost of borrowed funds      77        87         94        89        110
Income (loss) before
  provision for income
  taxes                   (581)      325        132       147        103
Provision (credit) for
  income taxes            (288)      106         58        47         33
Net income (loss)         (284)      231        159       131         73
Net income (loss) per
  share
    Primary              (5.50)     4.64       3.61      3.00       1.70
    Fully diluted        (5.50)     4.40       3.35      2.81       1.67
Dividends per share on
  common stock
    Declared             .1250         -          -         -          -
    Paid                 .0625         -          -         -          -
Weighted average
  number of shares
  outstanding
  (in thousands)
    Primary             51,722    49,711     44,209    43,593     43,013
    Fully diluted       51,722    54,106     50,025    49,410     48,844
Net cash flow from
  operations               335       285        233       253        192
Capital spending           325       276        258       178        144
Total assets (f)         3,913     3,261      3,274     3,013      3,162
Long-term debt             818       794      1,037       898      1,018
Average number of
  employees (in
  thousands)                19        17         17        17         17

(a) During 1996, the Company recorded a net pre-tax charge of $875 million ($542 million after-tax) for asbestos litigation claims that may be received after 1999 and probable additional insurance recovery; special charges totaling $42 million ($27 million after-tax) including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning
     Foundation; a pre-tax charge of $43 million ($26 million after-tax) for restructuring and other actions; $27 million reduction of tax reserves due to favorable legislation; and a pre-tax gain of $37 million ($27 million after-tax) from the sale of the Company's ownership interest in its former Japanese affiliate, Asahi Fiber Glass Co. Ltd.

(b) During 1995, the Company recorded a one time $8 million tax credit as a result of a tax loss carryback.

(c) During 1994, the Company recorded a $117 million charge ($85 million after-tax) for productivity initiatives and other actions. The Company also recorded a
     $10 million after-tax charge for the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions for its non-U.S. plans, a $28 million after-tax charge for the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits, and a $123 million after-tax credit for the change in accounting method for rebuilding furnaces.

(d) During 1993, the Company recorded a $23 million charge for the restructuring of its European operations, an $8 million charge ($5 million after-tax) for the writedown of its hydrocarbon ventures to their net realizable value, a $26 million credit for the adoption of SFAS No. 109, Accounting for Income Taxes, and a $14 million credit for the revaluation of deferred taxes.

(e) During 1992, the Company recorded a $16 million charge ($11 million after-tax) to reorganize the Company's Building Materials segment and to centralize the Company's accounting and information systems. The Company also recorded a net extraordinary gain of $1 million resulting from the utilization of tax loss carryforwards, partially offset by a loss on the early retirement of debt.

(f) During 1993, the Company adopted the provisions of FIN 39 which require the Company to present separately in its balance sheet its estimated contingent liabilities and related insurance assets. 1992 assets have been restated to conform with those provisions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 7 is on a fully diluted
basis.   All  references to results from ongoing  operations
exclude the impact of special items reported for the relevant period.)

RESULTS OF OPERATIONS

Net sales were $3.832 billion for the year ended December 31, 1996, reflecting a 6% increase from the 1995 level of $3.612 billion. Net sales in 1994 were $3.351 billion. Most of the 1996 growth is attributable to volume increases in the Building Materials segment, particularly in North America, as well as incremental sales growth resulting from 1995 and 1996 acquisitions. Please see Notes 1 and 5 to the Consolidated Financial Statements. Sales outside the U.S. represented 25% of total sales for the year ended December 31, 1996, compared to 27% and 24% for the years 1995 and 1994, respectively. The strength of U.S. Building Materials sales in combination with sluggish European Composites business contributed to the slightly lower percentage of sales outside the U.S. when compared to 1995. Gross margin for each of the years ended December 31, 1996 and 1995 was 26%, up from 24% in 1994. Gross margin in 1996 was adversely impacted by the lower sales volume in the European Composites business.

For the year ended December 31, 1996, the Company reported a net loss of $284 million, or $5.50 per share, compared to net income of $231 million, or $4.40 per share, and net income of $159 million, or $3.35 per share, for the years ended December 31, 1995 and 1994, respectively. The 1996 net loss reflects a net after-tax charge of $542 million, or $10.49 per share, for asbestos litigation claims that may be received after 1999 and probable additional insurance recovery; after- tax special charges totaling $27 million or $.52 per share including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation; an after-tax charge of $26 million or $.50 per share for restructuring and other actions; a $27 million or $.52 per share reduction of tax reserves due to favorable legislation; and an after-tax gain of $27 million or $.52 per share from the sale of the Company's interest in its former Japanese affiliate, Asahi Fiber Glass Co. Ltd. The net loss created by the special items mentioned above caused common stock equivalents and convertible securities to be excluded from the number of fully diluted shares reported in 1996 due to their anti-dilutive effect. For comparative purposes, these anti-dilutive shares have been included in the calculation of fully diluted net income per share from ongoing operations in 1996 and represent a difference of $.32 per share. Net income from ongoing operations was $257 million, or $4.65 per share, for the year ended December 31, 1996, compared to $223 million, or $4.25 per share in 1995, discussed below. The 15% increase in net income from ongoing operations in 1996 over 1995 reflects the benefits of acquisitions, strong results from Building Materials in North America, particularly in the roofing and foam businesses, and a favorable litigation settlement with a former supplier, offset in part by increased administrative costs from regional expansion into Asia Pacific and globally within the engineered pipe systems business. Please see Notes 8, 12, 18 and 21 to the Consolidated Financial Statements.

Net income of $231 million, or $4.40 per share, for the year ended December 31, 1995 reflects a one time gain of $8 million, or $.15 per share, resulting from a tax loss carryback. Net income from ongoing operations for the year ended December 31, 1995, was $223 million, or $4.25 per share. Please see Note 8 to the Consolidated Financial Statements.

Net income of $159 million for the year ended December 31, 1994 included the following special items: an after-tax gain of $123 million, or $2.45 per share, reflecting a change to the capital method of accounting for the rebuilding of glass melting facilities; an after-tax charge of $85 million, or $1.69 per share, for productivity initiatives and other actions; a non-cash, after-tax charge of $10 million, or $.20 per share, to reflect adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions,

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

for plans outside the United States; and a non-cash, after-tax charge of $28 million, or $.56 per share, to reflect adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits. Please see Notes 6, 18 and 19 to the Consolidated Financial Statements.

In the Building Materials segment, sales increased 12% for the year ended December 31, 1996 compared to 1995. This growth reflects volume increases, particularly in North America, as well as incremental sales from 1995 and 1996 acquisitions offset by a slight decline in prices, particularly in Canada. Income from ongoing operations for Building Materials increased 14% from 1995 levels due to acquisitions, increased sales volumes and the improving performance in our Asia Pacific operation.

Building Materials sales in the U.S. increased 11% and Canada also posted improvement in 1996. This improvement in the North American markets is being driven by the Company's integration of its expanded product line from acquisitions and branded products into the Company's well established channels of distribution. The expanded product line includes Luminess(TM) vinyl windows, Transitions(R) vinyl siding and FOAMULAR(R) rigid polystyrene foam insulation. The third quarter 1996 acquisition of Celfortec, a Canadian producer of FOAMULAR(R) insulation, also contributed to Building Materials growth in North America. Building Materials Europe sales increased 11% over 1995, primarily from the second quarter 1996 acquisition of the extruded polystyrene foam business of Linpac Insulation, with production facilities in the U.K. and Spain. With these acquisitions in the extruded polystyrene foam operations in Europe and Canada and the joint venture announced in 1996 to produce foam insulation in China, the Company has significantly expanded its global position in the foam insulation business as part of the Company's global building systems strategy.

In 1996, the Company's roofing business continued to increase sales and improve margins through volume increases and productivity initiatives. The window business also continued to experience significant sales growth and productivity improvements during the year. Additionally, in second quarter 1996 the Company acquired the U.S. assets of Partek Insulation, a producer of rock mineral wool insulation,  which  has  expanded the  Company's  insulation product offering into the high temperature insulation market. The Company further expanded its Building Materials multi-product offering in 1996 with the introduction of the branded products, Bild-R-Tape(R) used to seal sheathing joints and PinkSeal(TM) foam sealant.

In the Composite Materials segment, sales decreased 5% for the year ended December 31, 1996. This sales decrease is primarily the result of sluggish European reinforcements business as well as a decline in the Canadian market, while in the U.S., composites sales remained relatively flat. Income from ongoing operations posted a 4% increase over the prior year, reflecting improved operating performance and productivity improvements, particularly in the U.S.

In 1996, the Company announced three new large diameter glass reinforced plastic (GRP) pipe joint ventures, one in Colombia, Egypt and Turkey. GRP pipe is used primarily in water and wastewater systems. In addition to these ventures, the Company also formed an application development center in India and announced plans for similar such centers in Brazil and China, to develop and promote the use of composite materials as a replacement of more traditional materials.

At the end of 1996, the Company announced the acquisition of the remainder of the equity interest in Knytex(R), a manufacturer of specialty glass fiber fabrics. This business, which knits, weaves, stitches or bonds glass fiber to provide value-added performance characteristics, will be combined with the Company's existing European specialty fabrics business to form Owens Corning Fabrics.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's cost of borrowed funds for the year ended December 31, 1996 was $77 million, $10 million lower than 1995. The average total debt outstanding during the year decreased substantially in 1996 compared to 1995 as the result of the mid-year 1995 conversion of $173 million of the Company's 8% convertible junior subordinated debentures into shares of common stock, combined with the issuance of $200 million of convertible preferred securities. In 1996, the Company averaged short-term debt of $129 million, approximately $55 million lower than in 1995. The average debt reduction, together with lower average short-term interest rates, contributed to the lower cost of borrowed funds in 1996. Additionally, due to several large construction projects, interest capitalized in 1996 increased about $4 million over 1995. Please see Notes 2 and 3 to the Consolidated Financial Statements.

At December 31, 1996, certain of the Company's foreign subsidiaries and state tax jurisdictions, have combined tax net operating loss carryforwards the benefit of which is approximately $63 million. The Company has $580 million in net deferred tax assets at December 31, 1996, all of which management expects will be realized through future income from operations. Please see Note 8 to the Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding proceeds from insurance and payments for asbestos litigation claims, was $501 million for 1996, compared to $342 million for 1995. The increase in cash flow from operations in 1996 relates to an increase in accounts payable and accrued liabilities offset in part by an increase in inventory. Additionally, 1995 cash flow from operations was reduced by $64 million for the December 1995 funding of a Voluntary Employee's Beneficiary Association (VEBA) trust. The 1996 cash flow from operations reflects the disbursements for benefits from the VEBA trust and collection of a tax receivable. Please see
Note 6 to the Consolidated Financial Statements.

At December 31, 1996, the Company's net working capital and current ratio were negative $163 million and .85, compared to negative $9 million and .99 at December 31, 1995, and negative $143 million and .87 at December 31, 1994, respectively. The decrease in 1996 was primarily due to increased accounts payable and accrued liabilities, and also a larger current asbestos liability, offset somewhat by increased inventories. Excluding the impact of short-term borrowings used to finance a $110 million U.K. acquisition in June 1994, the Company's net working capital was negative $33 million and its current ratio was .97 at December 31, 1994.

The Company's total borrowings at December 31, 1996, were $934 million, $41 million higher than at year-end 1995, still within the Company's target debt levels. The increase in debt is primarily the result of acquisitions and increases in inventory levels.

During 1995, virtually all of the Company's $173 million issue of 8% convertible junior subordinated debentures were converted. Debentures not converted were redeemed for cash. The conversion resulted in the issuance of 5.8 million new shares of common stock. Also in 1995, Owens-Corning Capital, L.L.C., a Delaware limited liability company, of which all of the common limited company interests are indirectly owned by the Company, issued $200 million of 6.5% cumulative convertible preferred securities. The proceeds from the issuance were loaned to the Company and partially used to repay a short-term credit facility. Please see Note 4 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 1996, the Company had unused lines of credit of $440 million available under long-term bank credit facilities and an additional $195 million under short-term facilities, compared to $358 million and $239 million, respectively, at year-end 1995. The net increase in unused available lines of credit reflects primarily a decrease in outstanding letters of credit supporting appeals from asbestos trials. Such letters of credit reduce credit availability under the Company's long-term U.S. credit facility.

Capital spending for property, plant and equipment, excluding acquisitions, was $325 million during 1996. The Company anticipates 1997 capital spending, exclusive of acquisitions and investment in affiliates, will be approximately $210 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during 1996, including $44 million in defense costs and $11 million for appeal bond and other costs, were $267 million. Proceeds from insurance were $101 million resulting in a net pretax cash outflow of $166 million, or $100 million after-tax. During 1996, the Company received approximately 36,400 new asbestos personal injury cases and closed approximately 22,700 cases. During 1997, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million. Proceeds from insurance of $100 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $200 million, or $120 million after-tax. Please see Note 21 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank credit facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

In June 1996 the Company filed a lawsuit in federal court in New Orleans alleging a massive scheme to defraud the Company in connection with asbestos litigation cases. The suit alleges that medical test results in tens of thousands of asbestos litigation claims were falsified by the owners and operators of certain pulmonary function testing laboratories. A second lawsuit, alleging similar practices, was filed against the owner and operator of an additional testing laboratory in February 1997. The Company believes that at least 40,000 claims in its current backlog involve plaintiffs whose pulmonary function tests were improperly administered or manipulated by the testing laboratories or otherwise inconsistent with proper medical practice.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During 1996, the Company was designated as a PRP in such federal, state, local or private proceedings for five additional sites. At December 31, 1996, a total of 39 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $17 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

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

Pages  23  through  71  hereof  are  incorporated  here   by
reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.


                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

The information required by this Item is incorporated by reference from the Company's 1997 Proxy Statement except that certain information concerning Owens Corning's executive officers is included on pages 11 through 12 hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this Item is incorporated by reference from the Company's 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's 1997 Proxy Statement.

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

(b) REPORTS ON FORM 8-K

During the fourth quarter of 1996, the Company filed a current report on Form 8-K, dated December 19, 1996, under
Item 5, "Other Events".

                         Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By    /s/ G. H. Hiner                            Date March 14, 1997
     Glen H. Hiner, Chairman of the Board
     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ G. H. Hiner                            Date March 14, 1997
     Glen H. Hiner, Chairman of the Board,
     Chief Executive Officer and Director

     /s/ David W. Devonshire                     Date March 14, 1997
     David W. Devonshire, Senior Vice
     President and Chief Financial Officer

     /s/ Steven J. Strobel                       Date March 14, 1997
     Steven J. Strobel, Vice President and
     Controller

     /s/ Norman P. Blake Jr.                     Date March 18, 1997
     Norman P. Blake, Jr., Director

     /s/ Leonard S. Coleman Jr.                  Date March 16, 1997
     Leonard S. Coleman, Jr., Director

     /s/ William Colville                        Date March 19, 1997
     William W. Colville, Director

     /s/ John H. Dasburg                         Date March 14, 1997
     John H. Dasburg, Director

     /s/ Landon Hilliard                         Date March 14, 1997
     Landon Hilliard, Director

     /s/ Trevor Holdsworth                       Date March 17, 1997
     Trevor Holdsworth, Director

     /s/ Jon M. Huntsman, Jr.                    Date March 14, 1997
     Jon M. Huntsman, Jr., Director

     /s/ Ann Iverson                             Date March 18, 1997
     Ann Iverson, Director

     /s/ W. Walker Lewis                         Date March 15, 1997
     W. Walker Lewis, Director

     /s/ Furman C. Moseley                       Date March 19, 1997
     Furman C. Moseley, Jr., Director

     /s/ W. Ann Reynolds                         Date March 17, 1997
     W. Ann Reynolds, Director

                INDEX TO FINANCIAL STATEMENTS

Item                                                       Page

Report of Independent Public Accountants                     24

Summary of Significant Accounting Policies                25-26

Consolidated Statement of Income - for the
years ended December 31, 1996, 1995 and 1994              27-28

Consolidated Balance Sheet -
December 31, 1996 and 1995                                29-30

Consolidated Statement of Stockholders' Equity -
for the years ended December 31, 1996, 1995 and 1994         31

Consolidated Statement of Cash Flows - for the years
ended December 31, 1996, 1995 and 1994                    32-33

Notes to Consolidated Financial Statements
Notes 1 through 22                                        34-71

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Owens Corning:

We have audited the accompanying consolidated balance sheet of OWENS CORNING (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Corning and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Notes 6 and 19 to the consolidated financial statements, effective January 1, 1994, the Company changed its methods of accounting for postretirement benefits other than pensions for its non-U.S. plans, postemployment benefits and furnace rebuilds.

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

January 18, 1997
Toledo, Ohio

               OWENS CORNING AND SUBSIDIARIES

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Owens Corning and subsidiaries' (the "Company") consolidated financial statements include the accounts of majority  owned
subsidiaries.    Significant   intercompany   accounts   and
transactions are eliminated.

Net Income per Share

Primary net income per share is computed using the weighted average number of common shares outstanding and dilutive common equivalent shares during the period. Fully diluted net income per share reflects the dilutive effect of increased shares that would result from the conversion of debt and equity securities which are not treated as common stock equivalents. The effects of anti-dilution are not presented. Unless otherwise indicated, all per share information included in the notes to the consolidated financial statements is presented on a fully diluted basis.

Inventory Valuation

Inventories are stated at cost, which is less than market value, and include material, labor and manufacturing overhead. The majority of U.S. inventories are valued using the last-in, first-out (LIFO) method and the balance of inventories are generally valued using the first-in, first-out (FIFO) method.

Intangible Assets

Intangible assets consist primarily of goodwill, patents and covenants not to compete and are carried at cost less accumulated amortization. Goodwill is amortized on a straight-line basis over a period of forty years. Other intangible assets are amortized over their estimated useful lives or actual contractual lives. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangible assets may warrant revision or that the remaining balance of these intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows over the remaining life of the intangible asset in measuring whether the intangible asset is recoverable.

Investments in Affiliates

Investments in affiliates are accounted for using the equity method, under which the Company's share of earnings of these affiliates is reflected in income as earned and dividends are credited against the investment in affiliates when received.

Capitalization of Software Developed for Internal Use

The Company capitalizes the direct external and internal costs incurred in connection with the development, testing and installation of software for internal use. Internally developed software is included in plant and equipment and is amortized over its estimated useful life using the straight-line method.

               OWENS CORNING AND SUBSIDIARIES

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                         (Continued)


Rebuilding of Glass Melting Furnaces

The Company's glass melting furnaces periodically require substantial rebuilding. The Company applies the capital method of accounting for the cost of rebuilding glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces.

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

Stock Based Compensation Plans

The Company applies Statement of Financial Accounting Standards No. 123 (SFAS 123) in accounting for its stock based compensation plans. In accordance with SFAS 123 the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition.

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

Reclassifications

Certain reclassifications have been made to 1995 and 1994 to conform with the classifications used in 1996.

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996      1995      1994
                                (In millions of dollars, except share data)

NET SALES                                  $  3,832  $  3,612  $  3,351
COST OF SALES                                 2,834     2,670     2,536
 Gross margin                                   998       942       815

OPERATING EXPENSES
 Marketing and administrative expenses          506       443       391
 Science and technology expenses (Note 9)        84        78        71
 Provision for asbestos litigation claims
   (Note 21)                                    875         -         -
 Restructure costs (Note 18)                     38         -        89
 Other (Notes 2, 4, 10, 12, 18 and 20)           (1)        9        38

Total operating expenses                      1,502       530       589

INCOME (LOSS) FROM OPERATIONS                  (504)      412       226

Cost  of  borrowed  funds
 (Notes 2, 3 and 20)                             77        87        94

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                  (581)      325       132

Provision  (Credit)  for  income  taxes
 (Note  8)                                     (288)      106        58

INCOME (LOSS) BEFORE EQUITY IN NET
 INCOME OF AFFILIATES                          (293)      219        74

Equity in net income of affiliates
 (Notes 5 and 12)                                 9        12         -

INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGES                  (284)      231        74

Cumulative effect of accounting changes
 (Notes 6 and 19)                                 -         -        85

NET INCOME (LOSS)                          $   (284) $    231  $    159

The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (Continued)

                                         1996       1995      1994
                             (In millions of dollars, except share data)

NET INCOME PER COMMON SHARE

Primary:

  Income (loss) before cumulative
    effect of accounting changes      $ (5.50)   $  4.64   $  1.70
  Cumulative effect of accounting
    changes (Notes 6 and 19)                -          -      1.91
  Net income (loss) per share         $ (5.50)   $  4.64   $  3.61

Assuming full dilution:

  Income (loss) before cumulative
    effect of accounting changes      $ (5.50)   $  4.40   $  1.66
  Cumulative effect of accounting
    changes (Notes 6 and 19)                -          -      1.69
  Net income (loss) per share         $ (5.50)   $  4.40   $  3.35

Weighted average number of common
  shares outstanding  and  common
  equivalent  shares  during  the
  period (in millions)

    Primary                              51.7       49.7     44.2
    Assuming full dilution               51.7       54.1     50.0


 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

            OWENS CORNING AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1996 AND 1995

ASSETS                                          1996         1995
                                            (In millions of dollars)
CURRENT

Cash and cash equivalents                     $    45      $    18
Receivables, less allowances of
  $17 million in 1996 and $19
  million in 1995 (Note 10)                       314          314
Inventories (Note 11)                             340          253
Insurance for asbestos litigation
  claims - current portion (Note 21)              100          100
Deferred income taxes (Note 8)                    106           70
VEBA trust (Note 6)                                19           51
Income tax receivable                               4           50
Investment in affiliate held for sale
  (Note 12)                                         -           36
Other current assets                               30           35

     Total current                                958          927

OTHER

Insurance for asbestos litigation claims
  (Note  21)                                      454         330
Deferred income taxes (Note 8)                    474         252
Goodwill, less accumulated amortization
  of $26 million in 1996 and $19 million
  in 1995 (Note 5)                                286         249
Investments  in  affiliates
  (Notes  5  and  12)                              64          50
Other noncurrent assets (Note 6 and 7)            155         147

     Total other                                1,433       1,028

PLANT AND EQUIPMENT, at cost

Land                                               58          52
Buildings and leasehold improvements              614         581
Machinery and equipment                         2,384       2,266
Construction in progress                          285         168

                                                3,341       3,067
Less:  Accumulated depreciation                (1,819)     (1,761)

     Net plant and equipment                    1,522       1,306

TOTAL ASSETS                                  $ 3,913     $ 3,261



  The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1996 AND 1995
                         (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY             1996        1995
                                             (In millions of dollars)
CURRENT

Accounts payable and accrued liabilities
 (Note 13)                                    $   705    $    587
Reserve for asbestos litigation claims -
 current portion (Note 21)                        300         250
Short-term debt (Note 3)                           96          64
Long-term  debt  -  current portion
  (Note  2)                                        20          35

     Total current                              1,121         936

LONG-TERM DEBT (Note 2)                           818         794

OTHER

Reserve for asbestos litigation
  claims (Note 21)                              1,670         887
Other employee benefits liability
  (Note 6)                                        349         367
Pension plan liability (Note 7)                    63          75
Other (Note 20)                                   161         220

     Total other                                2,243       1,549

COMMITMENTS AND CONTINGENCIES
 (Notes 15, 20 and 21)

COMPANY OBLIGATED CONVERTIBLE
   SECURITY OF SUBSIDIARY HOLDING
   SOLELY PARENT DEBENTURES
   (MIPS, Note 4)                                 194         194

MINORITY INTEREST                                  21           -

STOCKHOLDERS' EQUITY

Preferred stock, no par value;
  authorized 8 million shares,
  none outstanding (Note 17)
Common stock, par value $.10
  per share; authorized 100
  million shares; issued
  1996-52.1 million and 1995-51.4 million
  shares (Notes 2, 5 and 16)                      606         579
Deficit                                        (1,072)       (781)
Foreign currency translation adjustments           (1)          9
Other (Note 7)                                    (17)        (19)

     Total stockholders' equity                  (484)       (212)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                       $ 3,913    $  3,261

The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                          1996      1995     1994
                                          (In millions of dollars)

COMMON STOCK

Balance beginning of year              $   579   $   348  $   315
Issuance of stock for:
  Conversion  of  debt
    (Note  2)                                -       173        -
  Acquisitions (Note 5)                     20        42       27
  Awards under stock compensation
    plans (Note 16)                          7        16        6

Balance end of year                        606       579      348

DEFICIT

Balance beginning of year                 (781)   (1,012)  (1,171)
Net income (loss)                         (284)      231      159
Cash dividends declared                     (7)        -        -

Balance end of year                     (1,072)     (781)  (1,012)

FOREIGN CURRENCY TRANSLATION
 ADJUSTMENTS

Balance beginning of year                    9        (1)       5
Translation adjustments                    (10)       10       (6)

Balance end of year                         (1)        9       (1)

OTHER

Balance beginning of year                  (19)      (15)     (18)
Net increase (decrease)                      2        (4)       3

Balance end of year                        (17)      (19)     (15)

STOCKHOLDERS' EQUITY                   $  (484)  $  (212) $  (680)


 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                            1996        1995        1994
                                              (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

 Net income (loss)                        $ (284)     $  231      $  159

 Reconciliation of net cash
   provided by operating activities:

   Noncash items:
    Provision for asbestos litigation
     claims (Note 21)                        875           -           -
    Cumulative effect of accounting
     changes (Notes 6 and 19)                  -           -         (85)
    Provision for depreciation and
     amortization                            132         125         118
    Provision (credit) for deferred
     income taxes (Note 8)                  (258)        142          59
    Other                                      7           5           9

 (Increase)  decrease  in
   receivables  (Note  10)                    20          36          21
 (Increase) decrease in inventories          (71)        (15)         17
 Increase (decrease) in accounts payable
   and accrued liabilities                   103         (50)         53
 Disbursements (funding) of VEBA trust
   (Note 6)                                   45         (64)          -
 Proceeds from insurance for asbestos
   litigation claims (Note 21)               101         251          87
 Payments for asbestos litigation claims
   (Note 21)                                (267)       (308)       (215)
 Other                                       (68)        (68)         10

    Net cash flow from operations            335         285         233

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment           (325)       (276)       (258)
 Investment in subsidiaries, net of
   cash acquired (Note 5)                    (70)        (81)       (120)
 Proceeds from the sale of affiliate
   (Note 12)                                  55           -           -
 Other                                       (20)         (4)         23

    Net cash flow from investing          $ (360)     $ (361)     $ (355)


The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (Continued)


                                          1996       1995       1994
                                           (In millions of dollars)

NET CASH FLOW FROM FINANCING
 (Notes 2, 3 and 4)

 Net additions to long-term
  credit facilities                      $  39      $  55      $  10
 Other additions to long-term debt          22          9        145
 Other reductions to long-term debt        (43)      (128)       (51)
 Net increase (decrease) in
   short-term debt                          32        (94)        69
 Issuance of preferred stock of
   subsidiary, net of fees                   -        194          -
 Dividends paid                             (3)         -          -
 Other                                       3          -          5

    Net cash flow from financing            50         36        178

Effect of exchange rate changes
  on cash                                    2         (1)         -

Net increase (decrease) in cash
  and cash equivalents                      27        (41)        56

Cash and cash equivalents at
  beginning of year                         18         59          3

Cash and cash equivalents at end
  of year                                $  45      $  18      $  59



The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Segment Data

The Company operates in two industry segments, Building Materials and Composite Materials, and reports its results in two ways: by industry segment and by geographic segment. See Note 5 for detail of 1996, 1995 and 1994 acquisitions and divestitures of businesses.

The industry segments are defined as follows:

    Building Materials

    Production  and  sale of glass wool  fibers  formed
    into  thermal  and  acoustical insulation  and  air
    ducts;    extruded    and   expanded    polystyrene
    insulation; roofing shingles and asphalt materials;
    windows; and the branded sale of patio doors, vinyl siding and housewrap.

    Composite Materials

    Production and sale of glass fiber yarns; rovings, mats and veils; strand and reinforcement products;
    glass reinforced plastic pipe; and polyester and vinyl ester resins.

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

Income from operations for the year ended December 31, 1996 includes a pretax charge of $43 million for restructuring and other actions (Note 18); a net pretax charge of $875 million for asbestos litigation claims that may be received after 1999 and probable additional insurance recovery (Note
21); a pretax gain of $37 million from the sale of the Company's interest in its former Japanese affiliate Asahi Fiber Glass Co. Ltd. (Note 12); and charges totaling $42 million including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation. The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $42 million, $5 million and $3 million, respectively; Composite Materials in the United States and Europe by $5 million and $7 million, respectively; and to increase general corporate expense by $861 million.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1.           Segment Data (Continued)

During the first quarter of 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions (Note 18). The impact of this charge was to reduce income from operations for Building Materials in the United States and Canada and other by $50 million and $20 million respectively; Composite Materials in the United States, Europe, and Canada and other by $6 million, $13 million, and $3 million, respectively; and to increase general corporate expense by $25 million.

Identifiable assets by industry and geographic segment are those assets that are used in the Company's operations in each industry and geographic segment and do not include general corporate assets. General corporate assets consist primarily of cash and cash equivalents, VEBA trust, deferred taxes, asbestos insurance, and corporate property and equipment.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1.   Segment Data (Continued)

NET SALES                            1996        1995        1994
                                       (In millions of dollars)
Industry Segments

 Building Materials
    United States                 $ 2,253     $ 2,033     $ 1,952
    Europe                            294         264         182
    Canada and other                  140         107         139

      Total Building Materials      2,687       2,404       2,273

 Composite Materials
    United States                     613         610         595
    Europe                            400         459         355
    Canada and other                  132         139         128

      Total Composite Materials     1,145       1,208       1,078

Intersegment sales
  Building Materials                    -           -           -
  Composite Materials                 110          96          99
  Eliminations                       (110)        (96)        (99)

      Net sales                   $ 3,832     $ 3,612     $ 3,351

Geographic Segments

  United States                   $ 2,866     $ 2,643     $ 2,547
  Europe                              694         723         537
  Canada and other                    272         246         267

                                    3,832       3,612       3,351
Intersegment sales
  United States                        98          54          43
  Europe                               37          21          22
  Canada and other                     81          88          91
  Eliminations                       (216)       (163)       (156)

      Net sales                   $ 3,832     $ 3,612     $ 3,351

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1.           Segment Data (Continued)

INCOME (LOSS) FROM OPERATIONS                1996       1995       1994
                                              (In millions of dollars)
Industry Segments

 Building Materials
  United States                             $ 193      $ 195      $ 145
  Europe                                       16         29         26
  Canada and other                             10         13         18

    Total Building Materials                  219        237        189

 Composite Materials
  United States                               165        135        108
  Europe                                       39         64         (8)
  Canada and other                             18         26          9

    Total Composite Materials                 222        225        109

General corporate expense                    (945)       (50)       (72)

    Income (loss) from operations            (504)       412        226

Cost of borrowed funds                        (77)       (87)       (94)

    Income (loss) before provision for
      income taxes                         $ (581)    $  325     $  132

Geographic Segments

  United States                            $  358     $  330     $  253
  Europe                                       55         93         18
  Canada and other                             28         39         27
  General corporate expense                  (945)       (50)       (72)

    Income (loss) from operations            (504)       412        226

  Cost of borrowed funds                      (77)       (87)       (94)

    Income (loss) before provision
      for income taxes                     $ (581)    $  325     $  132

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1.           Segment Data (Continued)

IDENTIFIABLE ASSETS AT
  DECEMBER 31,
                                              1996        1995        1994
                                                (In millions of dollars)

Industry Segments

 Building Materials
  United States                            $  971      $  893      $  718
  Europe                                      239         170         162
  Canada and other                            277         194         136

    Total Building Materials                1,487       1,257       1,016

 Composite Materials
  United States                               385         361         326
  Europe                                      455         388         335
  Canada and other                            239         145         160

    Total Composite Materials               1,079         894         821

 General corporate                          1,283       1,024       1,363

                                            3,849       3,175       3,200
 Investments in affiliates accounted
   for under the equity method                 64          86          74

    Total assets                          $ 3,913     $ 3,261     $ 3,274

Geographic Segments

  United States                           $ 1,356     $ 1,254     $ 1,044
  Europe                                      694         558         497
  Canada and other                            516         339         296
  General corporate                         1,283       1,024       1,363

                                            3,849       3,175       3,200
  Investments in affiliates accounted
    for under the equity method                64          86          74

    Total assets                          $ 3,913     $ 3,261     $ 3,274

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1.  Segment Data (Continued)

PROVISION FOR DEPRECIATION
  AND AMORTIZATION                           1996        1995        1994
                                               (In millions of dollars)

Industry Segments

 Building Materials
  United States                            $  52        $  49       $  48
  Europe                                      14           11           6
  Canada and other                             6            8           8

    Total Building Materials                  72           68          62

 Composite Materials
  United States                               22           22          22
  Europe                                      18           18          17
  Canada and other                             8            7           8

    Total Composite Materials                 48           47          47

 General corporate                            12           10           9

    Total provision for depreciation
      and amortization                     $ 132        $ 125       $ 118

Geographic Segments
 United States                             $  74        $  71       $  70
 Europe                                       32           29          23
 Canada and other                             14           15          16
 General corporate                            12           10           9

   Total provision for depreciation
     and amortization                      $ 132        $ 125       $ 118

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)

1.  Segment Data (Continued)

ADDITIONS TO PLANT AND EQUIPMENT

                                            1996        1995       1994
                                              (In millions of dollars)
Industry Segments

 Building Materials
   United  States                          $  95       $  60      $  85
   Europe                                     10          36         41
   Canada and other                           36          33          7

     Total Building Materials                141         129        133

 Composite Materials
   United States                              63          37         41
   Europe                                     30          39         35
   Canada and other                           34          18         26

     Total Composite Materials               127          94        102

 General corporate                            57          53         23

     Total additions                      $  325      $  276     $  258

Geographic Segments
  United States                           $  158      $   97     $  126
  Europe                                      40          75         76
  Canada and other                            70          51         33
  General corporate                           57          53         23
   Total additions                        $  325      $  276     $  258

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

2.  Long-Term Debt
                                                   1996          1995
                                                (In millions of dollars)
    Unsecured U.S. credit facility due in
      1999, variable                              $  35         $  55
    Unsecured U.K. credit facility due
      through 2001, variable                         59             -
    Unsecured European credit facilities due
      through 2002, variable                         41            40
    Unsecured Canadian credit facility due in
      1999, variable                                  -             -
    Guaranteed debentures due in 2001, 10%          150           150
    Debentures due in 2002, 8.875%                  150           150
    Debentures due in 2012, 9.375%                  150           150
    Guaranteed debentures due in 1998, 9.8%         100           100
    Eurobonds due through 2001, 9.814%
      (Note 20)                                      54            63
    Bonds due in 2000, 7.25%, payable in
      Deutsche marks (Note 20)                       50            50
    Notes due through 2002, 6.06% to 8.50%,
      payable in foreign currencies                  14            26
    Other long-term debt due through 2012, at
      rates from 5.375% to 12.47%                    35            45
                                                    838           829
      Less:  Current portion                        (20)          (35)

         Total long-term debt                     $ 818         $ 794

The U.S. credit facility has a maximum commitment of $475 million at December 31, 1996, of which $109 million was used for standby letters of credit and $331 million was unused. The rate of interest is either the bank's base rate, or .81% over the certificate of deposit rate, or .5% over the London Interbank Offered Rate (LIBOR). The rate of interest on this facility was 6.125% at December 31, 1996. A commitment fee of 1/5 of 1% is charged on the unused portions of this facility.

The U.K. credit facility, payable in British pounds, has a commitment of 35 million British pounds ($59 million U.S. dollars) all of which was used at December 31, 1996. The rate of interest on the facility was 6.61% at December 31, 1996. The commitment fee on any unused portion of the facility was .31% at December 31, 1996.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

2.  Long-Term Debt (Continued)

The European credit facilities, payable in Belgian francs, have an aggregate commitment of 1.6 billion Belgian francs ($51 million U.S. dollars) of which 300 million Belgian francs ($10 million U.S. dollars) was unused at December 31, 1996. The rate of interest on the facilities ranges from 3.78% to 3.89% at December 31, 1996. The commitment fee on the unused portions of the facilities range from 3/20 to 1/4 of 1%.

The Canadian credit facility is payable in Canadian dollars and has a maximum commitment of 135 million Canadian dollars ($99 million U.S. dollars), all of which was unused at December 31, 1996. The rate of interest is either .69% over the Canadian cost of funds rate, or .5% over LIBOR on U.S. deposits, or .6% over the Canadian bankers' acceptance rate. A commitment fee of 1/5 of 1% is charged on the unused portions of this facility.

As is typical for bank credit facilities, the agreements relating to the facilities described above contain restrictive covenants, including requirements for the maintenance of working capital, interest coverage, and minimum coverage of fixed charges; and limitations on the early retirement of subordinated debt, additional borrowings, payment of dividends, and purchase of Company stock. The agreements include a provision which would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company. A material adverse change in the Company's business, assets, liabilities, financial condition or results of operations constitutes a default under the agreements.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

2.                Long-Term Debt (Continued)

The aggregate maturities and sinking fund requirements for all long-term debt issues for each of the five years following December 31, 1996 are:


                                                 Credit     Other Long-
       Year                                    Facilities    Term Debt
                                               (In millions of dollars)

       1997                                     $   8        $  12
       1998                                        17          115
       1999                                        62           22
       2000                                        27           73
       2001                                        21          171



3.Short-Term Debt

                                                 1996        1995
                                             (In millions of dollars)

   Balance  outstanding at December 31          $  96       $  64
   Weighted average interest rates on
     short-term debt outstanding at
     December 31                                 6.2%        7.5%

In 1996 and 1995 the Company entered into two revolving credit agreements. During each quarter the Company may borrow up to a predetermined amount from $5 million to $6 million in 1996 and $13 million to $16 million in 1995. The amount borrowed may be repaid in U.S. dollars at less than or equal to the original borrowing, based upon predetermined British pound or Belgian franc currency exchange rates. The agreements are in effect through 1997 and bear interest at market rates in effect at the time of each borrowing.

The  Company had unused short-term lines of credit  totaling
$195 million and $239 million at December 31, 1996 and 1995, respectively.

In May 1995 the Company repaid its unsecured, variable rate, short-term bank credit facility that was used to finance the 1994 U.K. acquisition (Note 5). This facility had a maximum commitment of $110 million at December 31, 1994.

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

The preferred securities are guaranteed in certain respects by the Company and are convertible, at the option of the holders, into Company common stock at the rate of 1.1416 shares of Company common stock for each preferred security (equivalent to a conversion price of $43.80 per common share). OC Capital cannot initiate any action relating to conversion until after June 1, 1998. Distributions on the preferred securities are cumulative and are payable at the annual rate of 6-1/2 percent of the liquidation preference of $50 per preferred security. Distributions of $13 million and $8 million have been recorded as other expenses on the Company's consolidated statement of income for the years ended December 31, 1996 and 1995, respectively.

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


5.  Acquisitions and Divestitures of Businesses

During 1996, 1995 and 1994, the Company made several acquisitions in the Building Materials segment in the United States and Europe, which were consummated through the exchange of various combinations of common stock and cash. The aggregate purchase price including possible subsequent contingent consideration was $89 million, $126 million and $155 million for 1996, 1995 and 1994, respectively. The 1996 acquisitions exchanged 472,250 shares of the Company's common stock and $69 million in cash. The 1995 acquisitions exchanged 946,922 shares of the Company's common stock and $82 million in cash of which $1 million was paid in the first quarter of 1996. The 1994 acquisitions exchanged 855,556 shares of the Company's common stock and $120 million in cash, net of cash acquired, for all of the assets and liabilities of the companies acquired. The incremental sales from the acquisitions, in the year of acquisition, were $47 million, $41 million and $134 million for the years ended December 31, 1996, 1995 and 1994, respectively.

The largest of these acquisitions was the $110 million 1994 acquisition of Pilkington Insulation Limited and Kitsons Insulation Products Limited, the United Kingdom based insulation manufacturing and industrial supply businesses of Pilkington PLC.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5.  Acquisitions and Divestitures of Businesses (Continued)

The initial purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The 1996 acquisitions include goodwill of $32 million. The 1995 acquisitions included goodwill of $97 million and non-competition agreements of $3 million. The 1994 acquisitions included goodwill of $78 million and non-competition agreements of $6 million. The goodwill and non-competition agreements are being amortized on a straight-line basis over 40 years and 7 years, respectively.

All acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations for the acquisitions have been included in the Company's consolidated financial statements subsequent to the acquisition dates. The pro forma effect of the acquisitions was not material to net income for the years ended December 31, 1996, 1995 or 1994.

On September 30, 1994, the Company entered into a joint venture with Alpha Corporation of Tennessee, whereby the two companies combined their existing resin businesses to form Alpha/Owens-Corning, L.L.C., the largest manufacturer of polyester resins in North America. This joint venture is being accounted for under the equity method. For the nine months ended September 30, 1994 resin sales totaled $58 million and were included in the Composite Materials segment.

Late in the fourth quarter of 1994, the Company completed the sale of its underground storage tank manufacturing business. Sales for this business totaled $41 million in 1994 and were included in the Building Materials segment.

6.Postemployment  and  Postretirement  Benefits  Other  Than
Pensions

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. are unfunded and pay either 1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or, 2) fixed amounts of medical expense reimbursement. Employees become eligible to participate in the health care plans upon retirement under one of the Company's pension plans if they have accumulated 10 years of service after age 45. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6.  Postemployment  and  Postretirement  Benefits  Other  Than
    Pensions (Continued)

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions for its non-U.S. plans. Accordingly, the projected cost of postretirement benefits is charged to expense during the years in which eligible employees render service. The cumulative effect of the adoption of this standard was a charge of $10 million, or $.20 per share. (The Company adopted Statement No. 106 for its U.S. plans effective January 1, 1991.)

The  following  table reconciles the status of  the  accrued postretirement benefits cost liability at October  31,  1996 and 1995, as reflected on the balance sheet at December 31, 1996 and 1995:

                                                1996          1995
                                             (In millions of dollars)
Accumulated Postretirement Benefits
  Obligation:
    Retirees                                  $ (191)       $ (194)
    Fully eligible active plan
      participants                               (28)          (21)
    Other active plan participants               (58)          (54)

Funded status                                   (277)         (269)

Unrecognized net gain                            (10)          (11)
Unrecognized net reduction in
  prior service cost                             (52)          (72)

Benefit payments subsequent to
  the valuation date                               4             3

Accrued postretirement benefits
  cost liability (includes current
  liabilities of $22 million and
  $19 million in 1996 and 1995,
  respectively)                               $ (335)      $ (349)

The net postretirement benefits cost for 1996, 1995 and 1994 included the following components:

                                             1996       1995      1994
                                             (In millions of dollars)

 Service  cost                               $  8       $  7      $  8
 Interest cost on accumulated post-
   retirement benefits obligation              19         19        19
 Net amortization and deferral                (20)       (24)      (20)
 Net postretirement benefits cost            $  7       $  2      $  7

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6.  Postemployment  and  Postretirement  Benefits  Other  Than
    Pensions (Continued)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care claims was assumed for 1997. The rate was assumed to decrease to 9.5% for 1998, then decrease gradually to 6.0% by 2005. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefits obligation as of October 31, 1996, by $16 million and the aggregate of the service and interest cost components of net postretirement benefits cost for the year then ended by $2 million. The discount rate used in determining the accumulated postretirement benefits obligation was 7.8% in 1996, 7.5% in 1995, and 8.5% in 1994.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits. This standard requires the Company to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The cumulative effect of the adoption of this standard was an undiscounted charge of $28 million, or $.56 per share, net of related income taxes of $18 million.

The  following  table reconciles the status of  the  accrued postemployment benefits cost liability at October  31,  1996 and 1995, as reflected on the balance sheet at December 31, 1996 and 1995:

                                         1996         1995
                                      (In millions of dollars)
  Funded status                        $  (34)     $  (40)

  Unrecognized net gain                    (6)         (2)

  Benefit payments subsequent
    to the valuation date                   -           1

  Accrued postemployment benefit
    cost liability (includes
    current liabilities of $4
    million in 1996 and 1995)          $  (40)     $  (41)

The  net postemployment benefits expense was $2 million,  $2
million   and   $3   million  for  1996,  1995   and   1994,
respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6.  Postemployment  and  Postretirement  Benefits  Other  Than
    Pensions (Continued)

In December 1995, the Company established a Voluntary Employees' Beneficiary Association (VEBA) trust to cover certain employee welfare and postretirement benefits to be paid in 1996 and early 1997. The funded status of the trust at December 31, 1996, is $19 million, all of which is current. At December 31, 1995 the funded status of the trust was $64 million, of which $13 million was classified as long-term.


7.  Pension Plans

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are generally based on an employee's number of years of service. Company contributions to these pension plans are based on the calculations of independent actuaries using the projected unit credit method. Plan assets consist primarily of equity securities with the balance in fixed income investments. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

In August of 1995, the Company amended the pension plan for U.S. salaried employees to change from a final average pay formula to a cash balance formula. The new plan provisions became effective on January 1, 1996. The change resulted in a reduction in the projected benefit obligation of $20 million. The change is expected to reduce pension expense in the future through the amortization of the reduction in the projected benefit obligation, reduced service cost and reduced interest cost on the projected benefit obligation. The reduction in pension expense for 1996 and 1995 was $13 million and $4 million, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

7.  Pension Plans (Continued)

Pension expense for the Company's defined benefit pension plans includes the following:

                                         1996      1995      1994
                                         (In millions of dollars)

 Service cost                           $  14     $  20     $  22
 Interest cost on projected
   benefit obligation                      62        64        58
 Actual return on plan assets            (106)     (114)      (13)
 Net amortization and deferral             25        30       (64)

 Net pension expense                     $ (5)    $   -     $   3


The funded status at October 31, 1996 and 1995 is as follows:

                                             1996               1995
                                            (In millions of dollars)
                                         Over     Under     Over      Under
                                        Funded   Funded    Funded    Funded

 Vested benefit obligation             $  679   $   19    $  359    $  312

 Accumulated benefit obligation        $  757   $   21    $  395    $  355

 Plan assets at fair value             $  839   $   10    $  500    $  316

 Projected benefit obligation             805       29       447       365

 Plan assets in excess of
   (less than) projected
   benefit obligation                      34      (19)       53       (49)

 Unrecognized loss                         53        9        15        59
 Unrecognized prior service cost          (55)       1       (30)      (31)
 Unrecognized transition amount           (41)       -       (35)      (11)
 Adjustment to minimum liability            -       (5)        -        (7)

 Net pension liability (includes
   current liabilities of $3 million
   in 1996 and $2 million in 1995
   and noncurrent assets of $43
   million in 1996 and $41
   million in 1995)                    $   (9)  $  (14)   $    3    $  (39)

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

7.  Pension Plans (Continued)

The 1996, 1995 and 1994 primary actuarial assumptions used for pension plans were:

                                         1996      1995     1994

 Discount rate                           7.8%      7.5%     8.5%
 Expected long-term rate of return
   on plan assets                        9.0%      9.0%     9.5%
 Rate of compensation increase           5.1%      5.1%     5.1%

The   Company  also  sponsors  defined  contribution   plans
available to substantially all U.S. employees. Company contributions for the plans are based on matching a percentage of employee savings up to a maximum savings level. The Company's contributions were $10 million in 1996, $12 million in 1995, and $10 million in 1994.

8.  Income Taxes

                                        1996      1995      1994
                                        (In millions of dollars)
Income (loss) before provision
  (credit) for income taxes:

    U.S.                              $ (622)   $  226    $  119
    Foreign                               41        99        13

      Total                           $ (581)   $  325    $  132

Provision (credit) for income taxes:

  Current
    U.S.                              $  (36)   $  (45)    $   (2)
    State and local                       (6)       (4)        (7)
    Foreign                               12        13          5

      Total current                      (30)      (36)        (4)

  Deferred
    U.S.                                (211)      113         51
    State and local                      (48)       15         13
    Foreign                                1        14         (2)

      Total deferred                    (258)      142         62


      Total provision (credit) for
        income taxes                   $(288)   $  106     $   58

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8.   Income Taxes (Continued)

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                        1996      1995      1994

U.S. federal statutory rate            (35)%       35%       35%
State and local income taxes            (6)         2         3
Adjustment of tax reserves due
  to favorable legislation              (5)         -         -
Operating losses of foreign
  subsidiaries                           -          -         7
Utilization of research and
  development credits                    -         (3)        -
Utilization of operating loss
  carryforwards                         (1)         -        (7)
Utilization of tax loss carryback        -         (2)        -
Adjustment of valuation allowances      (1)         -         -
Other                                   (2)         1         6
Effective tax rate                     (50)%       33%       44%

As of December 31, 1996, the Company has not provided for withholding or U.S. federal income taxes on approximately $211 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $22 million of deferred income taxes would have been provided.

During 1996 and 1995, the Company utilized tax net operating loss carryforwards for certain of its foreign subsidiaries and certain of its state tax jurisdictions of approximately $7 million and $2 million, respectively. At December 31, 1996 the Company had tax net operating loss carryforwards for certain of its foreign subsidiaries and certain of its state tax jurisdictions of approximately $63 million, of which $40 million expire through 2011, and the remaining $23 million of which have an indefinite carryforward.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8.  Income Taxes (Continued)

                                         1996                   1995
                                  Deferred   Deferred    Deferred   Deferred
                                    Tax        Tax         Tax        Tax
                                   Assets   Liabilities   Assets  Liabilities
                                            (In millions of dollars)
  Asbestos  litigation claims     $ 525     $   -        $ 244       $   -
  Other employee benefits           157         -          160           -
  Pension plans                      22        11           23          13
  Depreciation                        -       200            -         169
  Operating loss carryforwards       63         -           42           -
  State and local taxes               -        38            -          21
  Other                             140        56          102          26
    Subtotal                        907       305          571         229
  Valuation  allowances             (22)        -          (20)          -
  Total deferred taxes            $ 885     $ 305        $ 551       $ 229

Management fully expects to realize its net deferred tax assets through income from future operations.

9.Science and Technology Expenses

Science and technology expenses include research and development costs of $78 million in 1996, $69 million in 1995, and $64 million in 1994. In addition to research and development costs, science and technology expenses include continuing commercial activities such as engineering and product modifications for special applications and testing.

10.Accounts Receivable Securitization

In 1996 and 1995, the Company sold certain accounts receivable of its Building Materials operations to a 100% owned subsidiary, Owens-Corning Funding Corporation ("OC Funding"). In December 1994, OC Funding entered into a three-year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100 million. At December 31, 1996 and 1995, $100 million have been sold under this agreement and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The discount of $6 million on the receivables sold has been recorded as other expenses on the Company's consolidated statement of income for the years ended December 31, 1996 and 1995.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by OC
Funding.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.  Inventories

Inventories are summarized as follows:

                                       1996          1995
                                    (In millions of dollars)

  Finished goods                      $ 273         $ 210
  Materials and supplies                149           127
  FIFO inventory                        422           337

  Less:  Reduction to LIFO basis        (82)          (84)
                                      $ 340         $ 253

Approximately  $216  million  and  $175  million   of   FIFO
inventories  were valued using the LIFO method  at  December
31, 1996 and 1995, respectively.

During 1995 and 1994, certain inventories were reduced, resulting in the liquidation of LIFO inventory layers carried at lower costs in prior years as compared with the current cost of inventory. The effect of these inventory reductions was to reduce 1995 and 1994 cost of sales by $7 million and $3 million, respectively.

12. Investments in Affiliates

At December 31, 1996 and 1995, the Company's affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, include:

                                             Percent Ownership
                                             1996         1995

  Alpha/Owens-Corning, L.L.C. (USA)           50%          50%
  Amiantit  Fiberglass Industries,
    Ltd.  (Saudi  Arabia)                     30%          30%
  Arabian Fiberglass Insulation
  Company, Ltd. (Saudi Arabia)                49%          49%
  Asahi Fiber Glass Company, Ltd.
    (Japan)                                    -           28%
  Knytex Company, L.L.C. (USA)                50%          50%
  LG Owens-Corning Corp. (Korea)              30%          31%
  OC Andercol Tuberias S.A. (Colombia)        50%           -
  OC India (India)                            49%           -
  OC Yapi Merkezi Boru Sanayi Ve'
    Ficaret (Turkey)                          50%           -
  Owens-Corning Canos, S.A. (Argentina)       50%          50%
  Owens-Corning Eternit Rohre GmbH
    (Germany)                                 50%          50%
  Owens-Corning Pipe Botswana (Pty.),
    Ltd. (Botswana)                           49%          49%
  Owens-Corning Tubs S.A. (Spain)             50%          50%
  Siam Fiberglass Co., Ltd. (Thailand)        17%          20%
  Vitro-Fibras, S.A. (Mexico)                 40%          40%


Early in 1996, the Company sold its ownership interest in its Japanese affiliate Asahi Fiber Glass Co. Ltd., and recorded a pretax gain of $37 million.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

12. Investments in Affiliates  (Continued)

The    following   table   provides   summarized   financial
information on a combined 100% basis for the Company's affiliates accounted for under the equity method:

                                      1996     1995     1994
                                     (In millions of dollars)

At December 31:
 Current assets                      $ 200    $ 338      $ 328
 Noncurrent assets                     259      503        513
 Current liabilities                   149      340        331
 Noncurrent liabilities                168      236        250
For the year:
 Net sales                             516      962        630
 Gross margin                          126      178         96
 Net income                             36       47          7

The Company's equity in undistributed net income of affiliates was $3 million at December 31, 1996.


13.  Accounts Payable and Accrued Liabilities

                                             1996         1995
                                          (In millions of dollars)

  Accounts payable                         $  379       $  302
  Payroll and vacation pay                     84           87
  Payroll, property, and miscellaneous
    taxes                                      35           39
  Other employee benefits liability
    (Note 6)                                   26           23
  Other                                       181          136
                                           $  705       $  587

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

14. Consolidated Statement of Cash Flows

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                    1996      1995      1994
                                    (In millions of dollars)

  Income taxes                     $ (25)    $ (34)     $ (4)
  Cost of borrowed funds              86        94        97

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

See Notes 2 and 5 for supplemental disclosure of non-cash investing and financing activities.


15. Leases

The Company leases certain manufacturing equipment and office and warehouse facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2015. Total rental expense charged to operations was $87 million in 1996, $63 million in 1995, and $54 million in 1994. At December 31, 1996, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:

                                    Minimum Future
                    Period        Rental Commitments
                               (In millions of dollars)

                     1997               $  66
                     1998                  57
                     1999                  41
                     2000                  28
                     2001                  17
                     2002 through 2015    107
                                        $ 316

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

16. Stock Compensation Plans

The Company has four stock-based compensation plans. The Company's Stock Performance Incentive Plan ("SPIP") grants stock options, restricted stock, performance restricted stock and phantom performance units. The Owens-Corning 1995 Stock Plan ("95 Stock Plan") grants options and restricted stock. SPIP and the 95 Stock Plan, (collectively, the "Plans"), permit up to two percent and one percent, respectively, of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, independently for each plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year's allocation (determined by using 25% of the current year's allocation). These shares are also subject to the 25% limit for restricted stock awards. During 1996 and 1995, the total number of shares available under the Plans for stock awards was 2,236,577 and 1,924,271 shares, respectively. During 1995 an advance of 54,355 shares was taken from the 1996 allocation for SPIP. The following are descriptions of the awards granted under the Plans:

  Stock Options

  Under the Plans, the exercise prices of each option equal the market price of the Company's common stock on the date of grant and an option's maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the compensation committee of the Board of
  Directors. During 1996 and 1995, respectively, 1,102,510 and 1,006,950 stock options were awarded under the Plans.

  Restricted Stock Awards

  Under the Plans, compensation expense is measured based on the market price of the stock at the date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions lapse, subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2006. At December 31, 1996, the Company had 376,409 shares of restricted stock outstanding. During 1996 and 1995, 78,510 and 148,924 shares of restricted shares were granted, respectively. The weighted-average grant-date fair value for shares granted was $42.67 and $40.78 for 1996 and 1995, respectively.

  Performance Restricted Stock Awards

  Under the Plans, certain officers are awarded performance shares. Performance shares represent the opportunity to earn up to a specified number of shares of the Company's common stock, if the Company achieves specified performance goals during the designated performance period. Officers, other than the Chief Executive Officer, earn any portion of their award not earned during the performance period seven years after the end of the performance period, if their employment continues until that time. Compensation expense is measured based on market price of the Company's common stock on the date of grant and is

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

16.  Stock Compensation Plans (Continued)

  amortized over the performance period, approximately three years. At December 31, 1996, the Company had 63,300 units outstanding. During 1996 and 1995, respectively, 38,200 and 27,300, performance shares were granted. The weighted-average grant-date fair value for shares granted was $43.79 and $45.00 for 1996 and 1995, respectively.

  Phantom Performance Units

  Under the Plans, certain officers are awarded phantom performance units. Each unit provides the holder the opportunity to earn a cash award equal to the fair market value of the Company's common stock upon the attainment of certain performance goals. Officers, other than the Chief Executive Officer, earn any portion of their award not earned during the performance period seven years after the end of the performance period, if their employment continues until that time. Compensation expense is measured based on market price of the Company's common stock and is amortized over the performance period, approximately three years. At December 31, 1996 the Company had 124,600 units of phantom performance units outstanding. During 1996 and 1995, 79,600 and 56,000 units, respectively, were awarded.

The Company also has a plan to award stock, receipt of which may be deferred at the discretion of the directors, and stock options to nonemployee directors, of which 70,000 shares were available for this purpose as of December 31, 1996. In 1996, 30,000 options and 4,000 stock awards were granted, of which 1,000 were issued in conjunction with the plan for nonemployee directors. In 1995, 10,000 options and 4,000 stock awards were granted, of which 2,000 were issued in conjunction with the plan for nonemployee directors. The weighted-average grant-date fair value for shares granted was $39.63 and $35.25 for 1996 and 1995, respectively.

Under a prior plan the Company had 5,417 and 7,211 deferred stock awards outstanding, at December 31, 1996 and 1995, respectively. Under the terms of this plan, no further awards may be made.

The Company applies Financial Accounting Standards Board Statement No. 123 (SFAS 123) in accounting for its stock based compensation plans. In accordance with SFAS 123 the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. All stock options issued by the Company are exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost has been recognized for any of the options granted under the plans. The compensation cost that has been recorded for awards other than options was $8 million and $3 million in 1996 and 1995, respectively.

A summary of the status of the Company's plans that issue options as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

16.  Stock Compensation Plans (Continued)

                               1996                     1995
                                   Weighted                   Weighted
                         Number    Average       Number       Average
                           of      Exercise        of         Exercise
                         Shares     Price        Shares        Price

Beginning of year      3,943,110   $  33.34     3,290,454     $  31.55

Options granted        1,132,510   $  42.92     1,016,950     $  37.46

Options exercised       (142,232)  $  30.60      (300,663)    $  27.18

Options canceled         (38,949)  $  41.01       (63,631)    $  35.67

End of year            4,894,439   $  35.59     3,943,110     $  33.34

Exercisable            2,872,156   $  32.66     2,107,427     $  30.97

Weighted-average
fair-value of
options granted
during the year                    $  12.50                   $  11.24

The following table summarizes information about options outstanding at December 31, 1996:

                                      Options Outstanding

     Range of               Number                  Weighted-Average
     Exercise            Outstanding           Remaining       Exercise
      Prices             at 12/31/96        Contractual Life     Price

$ 17.86  -  26.875         666,035                3.8          $ 23.08
  27.00  -  31.50          564,321                5.0          $ 30.63
  31.625 -  34.875         831,006                7.0          $ 32.25
  35.00  -  40.50        1,707,092                7.3          $ 38.75
  40.625 -  47.00        1,125,985                9.1          $ 43.15

                              Options Exercisable

      Range of             Number             Weighted
      Exercise          Exercisable           Average
       Prices           at 12/31/96        Exercise Price

 $ 17.86  - 26.875         666,035            $ 23.08
   27.00  - 31.50          551,655            $ 30.62
   31.625 - 34.875         561,350            $ 32.21
   35.00  - 40.50        1,035,088            $ 39.53
   40.625 - 47.00           58,028            $ 43.95

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions by year:

          Assumptions                 1996         1995

     Risk-free interest rate          6.04%        5.96%
     Expected life                  5 years      5 years
     Expected volatility             24.39%       26.25%
     Expected dividends               1.43%        1.43%

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

16.  Stock Compensation Plans (Continued)

Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            1996     1995

     Net income                         As reported       $ (284)   $  231
                                        Pro forma         $ (288)   $  230

     Primary earnings per share         As reported       $(5.50)   $ 4.64
                                        Pro forma         $(5.57)   $ 4.62

     Fully diluted earnings per share   As reported       $(5.50)   $ 4.40
                                        Pro forma         $(5.57)   $ 4.38

The  Company cautions that the pro forma net income and  per
share   results  in  the  initial  years  of  adoption   are
overstated due to the recognition of pro forma compensation cost over the vesting period.

17.  Share Purchase Rights

In December 1996, the Company's Board of Directors declared a dividend distribution of one preferred share purchase right for each share of the Company's common stock. The new rights replaced preferred share purchase rights issued in 1986, which expired on December 30, 1996. Each outstanding share of the Company's common stock includes a preferred share purchase right. Each right entitles the holder to buy from the Company one one-hundredth of a share of Series A Participating Preferred Stock of the Company at a price of $190. The Board of Directors has designated 750,000 shares of the Company's authorized preferred stock as Series A Participating Preferred Stock. There are currently no preferred shares outstanding.

Rights become exercisable and detach from the common stock ten business days after a person or group acquires, or announces a tender offer for, 15% or more of the Company's outstanding shares of common stock. The rights expire on December 30, 2006, unless redeemed earlier by the Company. The rights are redeemable by the Company at one cent each at any time prior to public announcement or notice to the Company that an acquiring person or group has purchased 15% or more of the Company's outstanding common stock (an "Acquisition Event"). At any time after an Acquisition Event and prior to the acquisition by such person or group of 50% or more of the Company's outstanding common stock, the Board of Directors may exchange one share of common stock for each right outstanding, other than rights held by the acquiring person or group. At any time after an Acquisition Event and the rights become exercisable, each right, other than rights held by the acquiring person or group, would entitle its holder to buy common stock of the Company (or, if the Company is subsequently acquired in a merger or other business combination, such shares of the acquiring or surviving company) having a market value of twice the exercise price of the right.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

18.  Restructuring of Operations and Other Actions

During the fourth quarter of 1996, the Company recorded a $43 million pretax charge for restructuring and other actions which includes the costs associated with a work force realignment, a replacement of computer technology as well as asset valuations and expenses related to exited businesses. The $43 million pretax charge was comprised of a $38 million restructure charge and a $5 million charge related to an exited business. The components of the restructure charge include $20 million for personnel reductions, $8 million in computer technology and $10 million for asset valuations and exited businesses. The $20 million for personnel reductions represents severance costs associated with the elimination of nearly 400 positions worldwide. The primary employee group affected is manufacturing personnel.

During 1994, the Company recorded a $117 million pretax charge for productivity initiatives and other actions aimed at reducing costs and enhancing the Company's speed, focus, and efficiency. This $117 million pretax charge was comprised of an $89 million charge associated with the restructuring of the Company's business segments, as well as a $28 million charge, primarily composed of costs associated with the administration of the Company's former commercial roofing business. The components of the $89 million restructure included: $44 million for personnel reductions, $20 million for divestiture of non-strategic businesses and facilities, $22 million for business realignments, and $3 million for other actions. The $44 million cost for personnel reductions primarily represents severance costs associated with the elimination of nearly 400 positions worldwide. The primary employee groups affected included science and technology, field sales, corporate administrative, and commercial roofing and resin business personnel.

19.  Glass Melting Furnace Rebuilds

Effective January 1, 1994, the Company adopted the capital method of accounting for the cost of rebuilding glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces. Previously, the Company established a reserve for the future rebuilding costs of its glass melting furnaces through a charge to earnings between dates of rebuilds. The change to the capital method provides a more appropriate measure of the Company's capital investment and is consistent with industry practice. The cumulative effect of this change in accounting method in 1994 was an increase to earnings of $123 million, or $2.45 per share, net of related income taxes of $54 million. The effect of this change in accounting method was to increase depreciation expense and eliminate furnace rebuild provision.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20.  Derivative  Financial  Instruments  and  Fair  Value   of
     Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to help meet financing needs and to reduce exposure to fluctuating foreign currency exchange rates and interest rates. The Company is exposed to credit loss in the event of nonperformance by the other parties to the financial instruments described below. However, the Company does not anticipate nonperformance by the other parties. The Company does not engage in trading activities with these financial instruments and does not generally require collateral or other security to support these financial instruments. The notional amounts of derivatives summarized in the foreign exchange risk and interest rate risk management section below do not generally represent the amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, or financial or other indexes.

Foreign Exchange Risk and Interest Rate Risk Management

The   Company  enters  into  various  types  of   derivative
financial instruments to manage its foreign exchange risk and interest rate risk, as indicated in the following table.

                             Notional Amount      Notional Amount
                            December 31, 1996    December 31, 1995
                                   (In millions of dollars)

  Forward currency exchange
    contracts                     $ 128                $ 234
  Combined interest rate
    currency swaps                  120                   70
  Options purchased                  22                   25
  Currency swaps                    120                  120
  Interest rate swaps                50                  150
  Treasury rate locks                29                    -


The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. As of December 31, 1996, the Company has 31 forward currency exchange contracts maturing in 1997 which exchange 3.9 billion Belgian francs, 33 million U.S. dollars, 17 million British pounds, 89 million French francs, 12 billion Italian lira, and various other currencies. As of December 31, 1995, the Company had 21 forward currency exchange contracts which matured in 1996 and exchanged 2.7 billion Belgian francs, 19 million U.S. dollars, 11 million British pounds, 117 million French francs, 17 billion Italian lira, and various other currencies. Gains and losses on these foreign currency hedges are included in the carrying amount of the related assets and liabilities. At December 31, 1996 and 1995, deferred gains and losses on these foreign currency hedges are not material to the consolidated financial statements.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20.  Derivative  Financial  Instruments  and  Fair  Value   of
     Financial Instruments (Continued)

The Company entered into forward currency exchange contracts to hedge its equity investments in certain foreign subsidiaries and to manage its exposure against fluctuations in foreign currency rates. As of December 31, 1995, the Company had two forward currency exchange contracts that matured in 1996 which exchanged 1 billion Belgian francs against approximately 34 million U.S. dollars to hedge its equity investments in certain of its European subsidiaries. At December 31, 1995, losses of $4 million on hedges of net investments in foreign subsidiaries were included in stockholders' equity.

The Company entered into forward currency exchange contracts to reduce its exposure to currency fluctuations on the proceeds of the sale of its investment in Asahi Fiber Glass Company, Ltd. (Note 12). Gains of $4 million are included in other income in 1996 as part of the total gain on the sale.

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

The Company enters into combined interest rate currency swaps to hedge its equity investments in certain foreign subsidiaries to manage its exposure against fluctuations in foreign currency rates. As of December 31, 1996, the
Company has three combined interest rate currency swaps maturing in 1999 to manage this exposure. These contracts exchange 921 million Belgian francs, 50 million French francs and 17 million Dutch guilders. Gains and losses on the currency swap portions of these contracts are included in stockholders' equity. The differential interest to be paid or received on the interest rate swap portion of these contracts is accrued as interest rates change and is recognized over the life of these agreements. The deferred gains and losses on the differential interest rate changes are not material to the consolidated financial statements in 1996.

The Company enters into option contracts to hedge anticipated transactions with certain of its foreign subsidiaries. As of December 31, 1996, the Company has eight currency option contracts maturing in 1997 which hedge the 1997 royalty payments of the Company's European subsidiaries. As of December 31, 1996, the currency option contracts exchanged 446 million Belgian francs and 5 million British pounds against approximately 22 million U.S. dollars. As of December 31, 1995, the Company had eight currency option contracts which exchanged 526 million
Belgian francs and 6 million British pounds against approximately 25 million U.S. dollars. Gains on the
Company's hedges of these anticipated transactions are included as deferred revenue. At December 31, 1996 and 1995, deferred gains on option contracts are not material to the consolidated financial statements.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20.  Derivative  Financial  Instruments  and  Fair  Value   of
     Financial Instruments (Continued)

In 1994, the Company entered into two currency swap transactions to manage its exposure against foreign currency fluctuations on the principal amount of its guaranteed 9.814% Eurobonds (Note 2). During 1995, the Company
terminated these swaps. The termination of these swaps exchanged 140 million U.S. dollars for approximately 89 million British pounds resulting in a gain of approximately 10 million U.S. dollars. At that time, the Company entered into a combined interest rate currency swap and a currency swap exchanging U.S. dollars into British pounds to hedge the interest and principal payments of the remaining Eurobonds through 2002. These agreements also convert part of the fixed rate interest into variable rate interest. The gain on the exercised swaps is being amortized over the life of the original hedge. At December 31, 1996 and 1995, $5 million and $7 million, respectively of unamortized gain on the four cross-currency interest rate swaps is included in other liabilities.

The Company has a cross-currency interest rate conversion agreement from Deutsche marks into U.S. dollars to hedge the interest and principal payments of its 7.25% Deutsche mark bonds, due in 2000. The agreement establishes a fixed interest rate of 11.1%.

The Company enters into interest rate swaps to manage its interest rate risk. As of December 31, 1996, the Company has one interest rate swap agreement to convert $50 million in equipment lease payments from a floating LIBOR to a fixed rate of 5.52%. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreement. As of December 31, 1996, this amount was not material to the consolidated financial statements. As of December 1995, the Company had four interest rate swap agreements to reduce the interest rates on its fixed rate borrowings. These agreements, which were terminated in 1996, effectively converted an aggregate principal amount of $150 million of fixed rate long-term debt into variable rate borrowings. The $8 million gain recognized from the termination of these swaps is being amortized over the remaining life of the debt.

As of December 31, 1996, the Company has one cash-settled treasury rate lock as a hedge against interest rate fluctuations on a lease commitment. This contract effectively locks in a treasury rate of 6.015% on a notional amount of $29 million. The differential interest to be paid or received at the contract termination date, March 1997, will be deferred and amortized over the life of the lease.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20.  Derivative  Financial  Instruments  and  Fair  Value   of
     Financial Instruments (Continued)

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 1996 and 1995, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of $57 million and $44 million, respectively. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk

As of December 31, 1996 and 1995, the Company has no significant group concentrations of credit risk.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

20.  Derivative  Financial  Instruments  and  Fair  Value   of
     Financial Instruments
     (Continued)

The   estimated  fair  values  of  the  Company's  financial
instruments as of December 31, 1996 and 1995, which have fair values different than their carrying amounts, are as follows:

                                        1996                  1995
                                  Carrying   Fair        Carrying   Fair
                                   Amount   Value         Amount   Value
                                          (In millions of dollars)

Assets:
  Long-term notes
    receivable                     $  23   $  21         $  24    $  22

Liabilities:
  Long-term debt                     818     881           794      875

Off-Balance-Sheet Financial
Instruments - Unrealized gains
  Foreign currency swaps               -      32             -       39
  Interest rate swaps                  -       1             -       14
  Combined interest rate
    currency swaps                     -       1             -        -


As of December 31, 1996 and 1995, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

As of December 31, 1996 and 1995, the Company has also entered into certain forward currency exchange option contracts and treasury rate locks, the fair values of which are not material to the consolidated financial statements.

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

Status

As of December 31, 1996, approximately 157,900 asbestos personal injury claims were pending against the Company, of which 36,400 were received in 1996. The Company received approximately 55,900 such claims in 1995, and 29,100 in 1994.

Many of the recent claims appear to be the product of mass screening programs and not to involve malignancies or other significant asbestos related impairment. The Company believes that at least 40,000 of the recent claims involve plaintiffs whose pulmonary function tests (PFTs) were
improperly  administered  or  manipulated  by  the   testing
laboratory  or  otherwise inconsistent with  proper  medical practice, and it is investigating a number of testing organizations and their methods. In 1996 the Company filed suit in federal court against the owners and operators of certain pulmonary function testing laboratories in the southeastern U.S. challenging such improper testing practices. This matter is now in active pre-trial discovery.

During 1996 the Company was engaged in discussions with a group of approximately 30 leading plaintiffs' law firms to explore approaches toward resolution of its asbestos liability. The discussions involved the possible resolution of both pending claims and claims that may be filed in the future. The law firms involved in the talks agreed to refrain from serving any further asbestos claims on the
Company unless they involved malignancies. This agreement, which expired as to certain of the firms on November 1, 1996, was extended until January 1, 1997, by firms representing a substantial majority of the cases historically filed by the group. This agreement may have impacted the number of cases received by the Company during the second, third and fourth quarters of 1996.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

21.  Contingent Liabilities (Continued)

Through December 31, 1996, the Company had resolved (by settlement or otherwise) approximately 183,300 asbestos personal injury claims, including the dismissal in May 1996, for lack of medical proof, of approximately 15,000 maritime cases which named Owens Corning as a defendant, resulting in an 11,700 case reduction in the backlog after reduction for duplicate cases and cases previously settled. During 1994, 1995, and 1996, the Company resolved approximately 60,600 asbestos personal injury claims, over 99% without trial, and incurred total indemnity payments of $626 million (an average of about $10,300 per case).

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

Insurance

As  of December 31, 1996, the Company had approximately $329
million   in   unexhausted  insurance   coverage   (net   of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1997 and beyond under agreements with the carriers confirming such coverage. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

21.  Contingent Liabilities (Continued)

Reserve

Prior to the second quarter of 1996 the Company's financial statements included a reserve for the estimated cost associated with asbestos personal injury claims that may be received through the year 1999. Such financial statements did not include any provision for the cost of unasserted claims which might be received in years subsequent to 1999 because management was unable to predict the number of such claims and other factors which would affect the cost of such claims. Throughout 1996, the Company continued to review the feasibility of making provision for the cost of unasserted asbestos personal injury claims with respect to claims which may be received by the Company during and after the year 2000. In conducting such review the Company took into account, among other things, the effect of recent federal court decisions relating to punitive damages and the certification of class actions in asbestos cases, the pendency of the discussions with the group of plaintiffs' law firms referred to above, the results of its continuing investigations of medical screening practices of the kind at issue in the federal PFT lawsuit, recent developments as to the prospects for federal and state tort reform, the continued rate of case filings at historically high levels, additional information on filings received during the 1993-1995 period and other factors. As a result of the review, the Company took a non-recurring, noncash charge to earnings of $1.1 billion in the second quarter of 1996. This charge represented the Company's estimate of the indemnity and defense costs associated with unasserted asbestos personal injury claims that may be received by the Company in years subsequent to 1999.

The combined effect of the $1.1 billion charge and the $225 million probable additional non-products insurance recovery was an $875 million charge in the second quarter of 1996.

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received in the future, and its estimated insurance recoveries in respect of such claims are reported separately as follows:

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

21.  Contingent Liabilities (Continued)


                                 December 31,   December 31,
                                    1996           1995
                                  (In millions of dollars)

Reserve for asbestos
litigation claims

   Current                       $   300        $   250
   Other                           1,670            887

   Total Reserve                   1,970          1,137

Insurance for asbestos
litigation claims

   Current                           100            100
   Other                             454            330

   Total Insurance                   554            430

   Net Asbestos Liability        $ 1,416        $   707

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

22.  Quarterly Financial Information (Unaudited)

                                             Quarter
                               First    Second      Third   Fourth
                           (In millions of dollars, except share data)
  1996

Net sales                    $   849   $   956   $  1,025  $ 1,002

Cost of sales                    631       701        752      750

Gross margin                 $   218   $   255   $    273  $   252


Net income (loss)            $    39   $  (473)  $     80  $    70

Net income per share:

  Primary net income
    per share                $   .75   $ (9.19)  $   1.53  $  1.32

  Fully diluted net
    income per share         $   .73   $ (9.19)  $   1.44  $  1.25

  1995

Net sales                    $   844   $   877   $    927  $   964

Cost of sales                    630       639        684      717

Gross margin                 $   214   $   238   $    243  $   247


Net income                   $    33   $    63   $     70  $    66

Net income per share:

  Primary net income per
    share                    $   .71   $  1.25   $   1.35  $  1.27

  Fully diluted net income
    per share                $   .68   $  1.20   $  1.28   $  1.21

Net income per share and primary and fully diluted weighted average shares are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the per share total for the year.

           INDEX TO FINANCIAL STATEMENT SCHEDULES



Number    Description                                             Page

II        Valuation and Qualifying Accounts and Reserves -
            for the years ended December 31, 1996, 1995,
            and 1994                                                73

               OWENS CORNING AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

FOR THE YEAR ENDED DECEMBER 31, 1996:
  Allowance deducted
  from asset to
  which it applies -
    Doubtful
    Accounts        $   19       $   3       $   -       $    5(A)     $   17


FOR THE YEAR ENDED DECEMBER 31, 1995:
  Allowance deducted
  from asset to
  which it applies -
    Doubtful
    Accounts        $   16       $   5       $   -       $    2(A)     $   19


FOR THE YEAR ENDED DECEMBER 31, 1994:
  Allowance deducted
  from asset to
  which it applies -
    Doubtful
    Accounts        $   16       $   5       $   -       $    5(A)     $   16
  Shown separately -
    Rebuilding
    furnaces           124           -           -          124(B)          -

Notes:

(A) Uncollectible accounts written off, net of recoveries.

(B) Effective January 1, 1994, the Company adopted the capital method for rebuilding furnaces. See Note 19 to the Consolidated Financial Statements.

                        EXHIBIT INDEX

Exhibit
Number             Document Description

(3)     Articles of Incorporation and By-Laws.

        (i) Certificate of Incorporation of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to the Company's annual report on Form
        10-K (File No. 1-3660) for 1995).

        (ii) By-Laws   of   Owens   Corning,   as  amended
        (incorporated herein by reference to  Exhibit  (3)
        to  the Company's annual report on Form 10-K (File
        No. 1-3660) for 1995).

(4)     Instruments Defining the Rights of Security Holders,
        Including Indentures.

        Credit Agreement, dated as of November 2, 1993, among Owens-Corning Fiberglas Corporation**, the Banks listed on Annex A thereto, and Credit Suisse, as Agent for the Banks (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended September 30, 1993), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1994), by Amendment No. 2 and Amendment No. 3 thereto (incorporated herein by reference to Exhibit (4) to the Company's annual report on Form 10-K (File No. 1-3660) for 1995) and by Amendment No. 4 thereto (filed herewith).

        The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

(10)    Material Contracts.

        Credit Agreement, dated as of November 2, 1993, among Owens-Corning Fiberglas Corporation**, the Banks listed on Annex A thereto, and Credit Suisse, as Agent for the Banks (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended September 30, 1993), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1994), by Amendment No. 2 and Amendment No. 3 thereto (incorporated herein by reference to Exhibit (4) to the Company's annual report on Form 10-K (File No. 1-3660) for 1995) and by Amendment No. 4 thereto (filed as Exhibit (4) to this annual report on Form 10-K).

        Rights  Agreement,  dated as of  December  12,  1996
        (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A
        (File No. 1-3660), dated December 19, 1996).

                        EXHIBIT INDEX

Exhibit
Number                 Document Description

        The following documents are incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1996:

       * - Long-Term   Performance   Incentive   Plan  Terms
           Applicable to Certain Executive Officers.

       * - Long-Term   Performance  Incentive   Plan   Terms
           Applicable  to  Officers   Other   Than   Certain
           Executive Officers.

       * - Stock  Performance  Incentive  Plan,  as amended.

       *Corporate   Incentive  Plan  Terms   Applicable   to
        Certain Executive Officers (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1996).

        The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1995:

       * - Corporate  Incentive  Plan  Terms  Applicable  to
           Key   Employees   Other  Than  Certain  Executive
           Officers.

       * - Agreement,   dated   December   2,   1994,  with
           Christian L. Campbell.

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

                        EXHIBIT INDEX

Exhibit
Number                        Document Description

       *Form  of Key Management Severance Benefits Agreement
        (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No.
        1-3660) for 1991).

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

(11)    Statement  re  Computation of Per  Share  Earnings
        (filed herewith).

(21)    Subsidiaries of Owens Corning (filed herewith).

(23)    Consent of Arthur Andersen LLP (filed herewith).

(27)    Financial Data Schedule (filed herewith).

(99)    Additional Exhibits.

        Specimen  Certificate  of  Common  Stock  of  Owens
        Corning (filed herewith).

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

** Now known as Owens Corning