Form 10-Q
period 1997-03-31
OWENS CORNING
filed 1997-05-01
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549


                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter Ended March 31, 1997

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

                    Yes / X /     No /   /

      Shares of common stock, par value $.10 per share, outstanding at March 31, 1997

                         53,263,731

                PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

                                              Quarter Ended
                                                March 31,
                                              1997    1996
                                         (In millions of dollars,
                                           except  share data)

NET SALES                                  $   875  $  849

COST OF SALES                                  652     632

 Gross margin                                  223     217

OPERATING EXPENSES

 Marketing and administrative expenses         122     127
 Science and technology expenses                17      21
 Other                                           7     (3)

   Total operating expenses                    146     145

INCOME FROM OPERATIONS                          77      72

Cost of borrowed funds                          19      18

INCOME BEFORE PROVISION
 FOR INCOME TAXES                               58      54

Provision for income taxes (Note 3)             19      16

INCOME BEFORE EQUITY
 IN NET INCOME OF AFFILIATES                    39      38

Equity in net income of affiliates               3       1

NET INCOME                                 $    42  $   39


NET INCOME PER COMMON SHARE

Primary net income per share               $    .79 $   .75
Fully diluted net income per share         $    .76 $   .73

Weighted average number of common
 shares outstanding and common equivalent shares during the period (in millions)

  Primary                                     53.5     52.3
  Assuming full dilution                      58.1     56.9


The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                                          March 31,December 31,
                                             1997      1996
ASSETS                                  (In millions of dollars)

CURRENT

 Cash and cash equivalents                 $    13  $   45
 Receivables                                   425     314
 Inventories (Note 4)                          430     340
 Insurance for asbestos litigation
  claims - current portion (Note 7)             75     100
 Deferred income taxes                         106     106
 VEBA trust                                     11      19
 Income tax receivable                           4       4
 Other current assets                           43      30

   Total current                             1,107     958

OTHER

 Insurance for asbestos litigation
  claims (Note 7)                              439     454
 Deferred income taxes                         457     474
 Goodwill                                      301     286
 Investments in affiliates                      66      64
 Other noncurrent assets                       182     155

   Total other                               1,445   1,433

PLANT AND EQUIPMENT, at cost

 Land                                           57      58
 Building and leasehold improvements           615     614
 Machinery and equipment                     2,382   2,384
 Construction in progress                      268     285
                                             3,322   3,341
    Less--Accumulated   depreciation        (1,767) (1,819)


   Net plant and equipment                   1,555   1,522

TOTAL ASSETS                               $ 4,107  $3,913






The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                         (Continued)

                                           March 31,December 31,
                                              1997      1996
                                         (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
 Accounts payable and accrued liabilities  $   633  $  705
 Reserve for asbestos litigation claims -
  current portion (Note 7)                     275     300
 Short-term debt                               114      96
 Long-term debt - current portion               22      20

   Total current                             1,044   1,121

LONG-TERM DEBT                               1,099     818

OTHER
 Reserve for asbestos litigation claims
   (Note 7)                                  1,600   1,670
 Other employee benefits liability             339     349
 Pension plan liability                         61      63
 Other                                         158     161

   Total other                               2,158   2,243

COMPANY OBLIGATED CONVERTIBLE
 SECURITY  OF SUBSIDIARY HOLDING
 SOLELY PARENT DEBENTURES (MIPS)               194     194

MINORITY INTEREST                               26      21

STOCKHOLDERS' EQUITY
 Common stock                                  647     606
 Deficit                                    (1,035) (1,072)
 Foreign currency translation adjustments       (7)     (1)
 Other                                         (19)    (17)

   Total stockholders' equity                 (414)   (484)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $ 4,107  $3,913






The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                              Quarter Ended
                                                 March 31,
                                             1997      1996
                                       (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

 Net income                                $    42  $   39
 Reconciliation of net cash provided
  by operating activities:
   Noncash items:
    Provision for depreciation and
     amortization                               37      33
    Provision for deferred income taxes         17       -
    Other                                       (1)      1
  (Increase) decrease in receivables          (107)    (67)
  (Increase) decrease in inventories           (91)    (51)
  Increase (decrease) in accounts
    payable and accrued liabilities            (59)    (68)
  Increase (decrease) in accrued
    income taxes                               (11)     48
  Proceeds from insurance for asbestos
    litigation claims                           40      30
  Payments for asbestos litigation claims      (95)    (35)
  Other                                        (19)    (37)

      Net cash flow from operations           (247)   (107)

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment             (74)    (77)
 Investment in subsidiaries, net of
   cash acquired (Note 6)                     (20)      -
 Proceeds from the sale of affiliate            -      55
 Other                                         (5)     (6)

      Net cash flow from investing         $  (99)  $ (28)





The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)

                                                  Quarter Ended
                                                    March 31,
                                                  1997     1996
                                            (In millions of dollars)
NET CASH FLOW FROM FINANCING

 Net additions to long-term credit facilities     $  257    $   98
 Other additions to long-term debt                    28         -
 Other reductions to long-term debt                   (2)      (12)
 Net increase in short-term debt                      17        41
 Dividends paid                                       (3)        -
 Other                                                19         2

      Net cash flow from financing                   316       129

Effect of exchange rate changes on cash               (2)        1

Net increase (decrease) in cash
 and cash equivalents                                (32)       (5)

Cash and cash equivalents at
 beginning of period                                  45        18

Cash and cash equivalents at end
 of period                                       $    13    $   13







The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Quarter Ended
1. SEGMENT DATA                                 March 31,
                                             1997      1996
                                        (In millions of dollars)
NET SALES

Industry Segments

 Building Materials
  United States                            $   500  $  470
  Europe                                        74      64
  Canada and other                              31      24

   Total Building Materials                    605     558

 Composite Materials
  United States                                138     150
  Europe                                        97     108
  Canada and other                              35      33

   Total Composite Materials                   270     291

Intersegment sales
 Building Materials                              -       -
 Composite Materials                            27      25
 Eliminations                                  (27)    (25)

   Net sales                               $   875  $  849

Geographic Segments

 United States                             $   638  $  620
 Europe                                        171     172
 Canada and other                               66      57

   Total                                       875     849

Intersegment sales
 United States                                  29      17
 Europe                                          9       8
 Canada and other                               22      21
 Eliminations                                  (60)    (46)

   Net sales                               $   875  $  849

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

                                             Quarter Ended
1.   SEGMENT DATA (Continued)                  March 31,
                                             1997     1996
                                       (In millions of dollars)
INCOME FROM OPERATIONS (1)

Industry Segments

 Building Materials
  United States                            $    37  $   15
  Europe                                         5       5
  Canada and other                               4      (4)

   Total Building Materials                     46      16

 Composite Materials
  United States                                 40      32
  Europe                                         7      19
  Canada and other                               2       3

   Total Composite Materials                    49      54

 General corporate expense                     (18)      2

   Income from operations                       77      72

 Cost of borrowed funds                        (19)    (18)

   Income before provision
     for income taxes                         $ 58   $  54

Geographic Segments

 United States                              $   77  $   47
 Europe                                         12      24
 Canada and other                                6      (1)
 General corporate expense                     (18)      2

   Income from operations                       77      72

 Cost of borrowed funds                        (19)    (18)

   Income before provision
     for income taxes                       $   58  $   54

(1)Income from operations for the quarter ended March 31, 1996 includes a pretax gain of $37 million from the sale of the Company's interest in its former Japanese affiliate Asahi Fiber Glass Co. Ltd. and charges totaling $42 million including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation. The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $19 million, $1 million and $2 million, respectively; Composite Materials in the United States and Europe by $3 million and $2 million, respectively; and also reduce general corporate expense by $22 million.

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

In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

3.  INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                             Quarter Ended
                                              March 31,
                                             1997    1996


U.S. federal statutory rate                 35%       35%
Adjustment of deferred tax asset
  allowance                                (12)      (13)
State and local income taxes                 2         2
Other                                        8         6

Effective tax rate                          33%       30%

During the first quarter of 1996, the Company reversed approximately $7 million of its valuation allowances on the operating loss carryforwards of a foreign subsidiary as management determined that the loss carryforwards would be realizable. In 1997, the Company reversed the remaining $7 million valuation allowance on this loss carryforward.

4. INVENTORIES

Inventories are summarized as follows:

                                     March 31,    December 31,
                                     1997                1996
                                     (In millions of dollars)

   Finished goods                     $ 338           $ 273

   Materials and supplies               176             149

   FIFO inventory                       514             422

   Less:  Reduction to LIFO basis       (84)            (82)


                                      $ 430           $ 340

Approximately  $276  million  and  $216  million   of   FIFO
inventories were valued using the LIFO method at March 31, 1997 and December 31, 1996, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


5. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                            Quarter Ended
                                              March 31,
                                            1997     1996
                                     (In millions of dollars)

     Income taxes                          $   6    $ (17)
     Cost of borrowed funds                   13        6

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

6.   ACQUISITIONS

During the first quarter of 1997, the Company completed acquisitions in the Building Materials segment, one in Europe, the other in the U.S. and an acquisition in the U.S. Composite Materials segment. The aggregate purchase price including possible subsequent contingent consideration was $49 million. These 1997 acquisitions exchanged 340,000 shares of the Company's common stock and $20 million in cash.

These acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of the acquisitions have been included in the Company's consolidated financial statements subsequent to the acquisitions' dates.

The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The 1997 acquisitions include goodwill of $20 million, which is being amortized over 40 years. The pro forma effect of the acquisitions was not material to net income for the quarters ended March 31, 1997 and 1996.

7. CONTINGENT LIABILITIES

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


7.   CONTINGENT LIABILITIES (Continued)

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

Status

As of March 31, 1997, approximately 159,200 asbestos personal injury claims were pending against the Company, of which 7,000 were received in the first quarter of 1997. The Company received approximately 36,400 such claims in 1996 and 55,900 in 1995.

Many of the recent claims appear to be the product of mass screening programs and not to involve malignancies or other significant asbestos related impairment. The Company believes that at least 40,000 of the recent claims involve plaintiffs whose pulmonary function tests (PFTs) were
improperly  administered  or  manipulated  by  the   testing
laboratory  or  otherwise inconsistent with  proper  medical practice, and it is investigating a number of testing organizations and their methods. In 1996 the Company filed suit in federal court against the owners and operators of certain pulmonary function testing laboratories in the southeastern U.S. challenging such improper testing practices. This matter is now in active pre-trial discovery. In January 1997, the Company filed a similar suit in federal court in Mississippi naming the owner of an additional testing laboratory.

During 1996 the Company was engaged in discussions with a group of approximately 30 leading plaintiffs' law firms to explore approaches toward resolution of its asbestos liability. The discussions involved the possible resolution of both pending claims and claims that may be filed in the future. The law firms involved in the talks agreed to refrain from serving any further asbestos claims on the Company unless they involved malignancies. This agreement expired as to certain of the firms on November 1, 1996, and as to other firms, representing a substantial majority of the cases historically filed by the group, on January 1, 1997. This agreement may have impacted the number of cases received by the Company during 1996 and the first quarter of 1997.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


7.   CONTINGENT LIABILITIES (Continued)

Through  March  31,  1997,  the  Company  had  resolved  (by settlement or otherwise) approximately 188,900 asbestos personal injury claims. This number includes cases resolved by two orders of dismissal for lack of medical proof, covering approximately 18,900 federal maritime cases which named Owens Corning as a defendant, resulting in a 15,600 case reduction in the backlog after reduction for duplicate cases and cases previously settled. Of these cases, approximately 11,700 were dismissed in 1996, with the remaining 3,900 being dismissed in the first quarter of 1997. During 1994, 1995 and 1996, the Company resolved approximately 60,600 asbestos personal injury claims, over 99% without trial, and incurred total indemnity payments of $626 million (an average of about $10,300 per case).

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

Insurance

As  of  March  31, 1997, the Company had approximately  $289
million   in   unexhausted  insurance   coverage   (net   of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1998 and beyond under agreements with the carriers confirming such coverage. All of the Company's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

7.   CONTINGENT LIABILITIES (Continued)

Reserve

The Company's financial statements include a reserve for the estimated cost associated with asbestos personal injury claims. This reserve was established principally through a charge to income in 1991 for the costs of asbestos claims expected to be received through 1999 and an additional $1.1 billion non-recurring, noncash charge to income (before taking into account the probable non-products insurance recoveries) during the second quarter of 1996 for cases that may be received subsequent to 1999. In establishing the reserve, the Company took into account, among other things, the effect of federal court decisions relating to punitive damages and the certification of class actions in asbestos cases, the discussions with the group of plaintiffs' law firms referred to above, the results of its continuing investigations of medical screening practices of the kind at issue in the federal PFT lawsuits, recent developments as to the prospects for federal and state tort reform, the continued rate of case filings at historically high levels, additional information on filings received during the 1993-1995 period and other factors. The combined effect of the $1.1 billion charge and the $225 million probable additional non-products insurance recovery was an $875 million charge in the second quarter of 1996.

The Company's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received in the future, and its estimated insurance recoveries in respect of such claims, are reported separately as follows:

                                 March 31,December 31,
                                 1997            1996
                               (In millions of dollars)
Reserve for asbestos
litigation claims
   Current                        $   275     $   300
   Other                            1,600       1,670

      Total Reserve                 1,875       1,970

Insurance for asbestos
litigation claims
   Current                             75         100
   Other                              439         454

      Total Insurance                 514         554

Net Asbestos Liability             $1,361      $1,416

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

7.   CONTINGENT LIABILITIES (Continued)

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

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 1997 was $42 million, or $.76 per share, compared to net income of $39 million, or $.73 per share, for the quarter ended March 31, 1996. The 1997 earnings growth reflects the benefits of acquisitions and productivity gains experienced in the Building Materials segment and the improved performance of our unconsolidated affiliates.

Net sales were $875 million for the quarter ended March 31, 1997, a three percent increase from the 1996 level of $849 million. Most of the first quarter 1997 growth is attributable to increased volumes in the Building Materials segment, where niche acquisitions and the integration of their products into the Company's existing channels of distribution continue to grow the Company's volumes both in the U.S. and Europe. These volume increases were offset in part by decreasing volumes in the Composite Materials segment, particularly in the U.S., coupled with a worldwide decline in Composite Materials pricing. Gross margin for the quarter ended March 31, 1997 was 26%, the same as in first quarter 1996.

Marketing and administrative expenses were $122 million for the quarter ended March 31, 1997, compared to marketing and administrative expenses from ongoing operations of $119 million in the same period in 1996. The slight increase is the result of incremental administrative expenses from acquisitions.

Results for the first quarter of 1996 included a $37 million pretax gain from the sale of the Company's minority interest in Asahi Fiber Glass Co. Ltd. in Japan and several one-time special charges, including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation. The impact of the gain on net income was reduced to near zero by these special items.

In the Building Materials segment, sales increased eight percent for the quarter ended March 31, 1997 compared to 1996. This growth reflects the incremental sales from acquisitions (which have been supported by the Company's existing channels of distribution) as well as an increase in volume, particularly in the roofing and specialty and foam businesses. Income from ongoing operations for Building Materials increased 21% from 1996 levels, climbing from 7% to 8% of sales, primarily the result of productivity gains and incremental amounts derived from acquisitions.

During the first quarter of 1997, the Company acquired Polypan Nord S.P.A., a manufacturer of extruded polystyrene foam (XPS) insulation products based in Italy. This acquisition further expands the Company's presence in the Building Materials segment, particularly the XPS foam business, and will help to reinforce the Company's brand identity established in Europe. Also in the first quarter of 1997, the Company acquired Falcon Manufacturing of California, Inc., a U.S. producer of expanded polystyrene
(EPS) foam insulation products. The EPS manufacturing acquisition supports the Company's overall growth agenda and complements the Company's line of energy-efficient rigid foam insulation products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (Continued)

The Shanghai, China insulation plant, which produces glass fiber insulation materials for thermal and acoustical applications, shipped its first product in March. This represents the Company's second glass fiber insulation plant in China, following the 1996 startup of our first insulation plant in Guangzhou.

In the Composite Materials segment, sales decreased seven percent for the quarter ended March 31, 1997, versus the first quarter of 1996. The sales decline is attributable to pricing weakness in Europe, along with customer inventory adjustments and increased competition in the U.S. Composite Materials income from operations in the first quarter of 1997 experienced a 17% decline when compared to income from ongoing operations for the first quarter of 1996. The decline is primarily attributable to the pricing weakness being experienced in Europe as well as lower U.S. volumes. For the balance of 1997, the Company does not expect the Composite Materials segment to improve significantly over the first quarter.

In the first quarter of 1997, the Company completed the previously announced acquisition of Knytex Company, a manufacturer of specialty glass fiber fabrics. This business, which knits, weaves, stitches or bonds glass fiber to provide value-added performance characteristics, will be combined with the Company's existing European specialty fabrics business to form Owens Corning Fabrics.

The  Company's cost of borrowed funds for the quarter  ended
March 31, 1997 was $1 million higher than during first quarter 1996, due to increased borrowings used to fund working capital increases.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding asbestos-related activities, was negative $192 million for the first quarter of 1997, compared to negative $102 million for first quarter 1996. The decline from 1996 to 1997 is primarily attributable to the collection of a tax receivable in 1996 and increased growth in inventories and receivables in 1997. Inventories at March 31, 1997 increased 26% over December 31, 1996 levels due to the Company's seasonal inventory build in the first half of the year as well as higher inventories due to a slower than anticipated building materials retail sector and a slowdown in the composites business. Please see Notes 4 and 5 to the Consolidated Financial Statements.

At March 31, 1997, the Company's net working capital was $63 million and its current ratio was 1.06, compared to negative $163 million and .85, respectively, at December 31, 1996. The increase in 1997 is the result of increased working capital, driven by higher inventories and receivables as discussed above, as well as a decline in accounts payable and accrued liabilities.

The Company's total borrowings at March 31, 1997 were $1.235 billion, $301 million higher than at year-end 1996. Typically, the Company reports greater cash usage during the first half of the year as the Company builds inventories and other working capital.

As of March 31, 1997, the Company had unused lines of credit of $195 million available under long-term bank loan facilities and an additional $171 million under short-term facilities, compared to $440 million and $195 million, respectively, at year-end 1996. The decrease in available lines of credit is primarily the result of increased borrowings. Letters of credit issued under the Company's long-term U.S. loan facility, most of which support appeals from asbestos trials, reduce the available credit of that facility. The impact of such reduction is reflected in the unused lines of credit discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital spending for property, plant and equipment, excluding acquisitions and investments in affiliates, was $74 million during the first quarter of 1997. For the year 1997, the Company anticipates capital spending, exclusive of acquisitions and investments in affiliates, to be
approximately  $250  million,  the  majority  of  which   is
uncommitted. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross  payments  for asbestos litigation claims  during  the first quarter of 1997, including $11 million in defense costs and $3 million for appeal bond and other costs, were $95 million. Proceeds from insurance were $40 million, resulting in a net pretax cash outflow of $55 million, or $33 million after-tax. During the first quarter of 1997, the Company received approximately 7,000 new asbestos personal injury cases and closed approximately 5,700 cases. Over the next twelve months, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $275 million. Proceeds from insurance of $75 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $200 million, or $120 million after-tax. Please see Note 7 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the first quarter of 1997, the Company was not designated a PRP in such federal, state, local or private proceedings for any additional sites. At March 31, 1997, a total of 39 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $17 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

FUTURE REQUIRED ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No.128). This statement introduces new methods for calculating earnings per share. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods to conform with this statement. The Company is required to adopt the new standard for periods ending after December 15, 1997. The Company believes that the adoption of this standard will result in slightly higher earnings per share when comparing the current fully diluted earnings per share calculation to the calculation of diluted earnings per share required by SFAS No. 128.

                 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the paragraphs in Note 7, Contingent Liabilities, to the Company's Consolidated Financial Statements above, which are incorporated here by reference.

ITEM 2. CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended
     March 31, 1997.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended March 31, 1997 by the issuance or modification of any other class of securities.

(c) On January 15, 1997, the Company issued a total of 49,999 shares of its common stock, par value $.10 per share, as part of final contingency payments to the sellers under several 1995 agreements pursuant to which the Company acquired certain of the operations of its Western Fiberglass business. On March 28, 1997, the
     Company  issued  340,000 shares of  its  common  stock  in connection with the acquisition from the sellers of substantially all of the operations of Falcon
     Manufacturing of California, Inc. and Falcon Foam Plastics, Inc. Such shares were issued without registration under the Securities Act of 1933 in reliance upon Regulation D promulgated under the Securities Act or the exemption provided by Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended March 31, 1997, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended March 31, 1997, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 1997.

ITEM 5. OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OWENS CORNING

                                     Registrant


Date:  April 30, 1997                By:  /s/ David W. Devonshire
                                     David W. Devonshire
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (as duly authorized officer)



Date:  April 30, 1997                By:  /s/ Steven J. Strobel
                                     Steven J. Strobel
                                     Vice President and Controller

                        EXHIBIT INDEX

Exhibit
Number         Document Description

(3)    Articles of Incorporation and By-Laws.

       (i)    Certificate  of  Incorporation   of   Owens
              Corning, as amended (filed herewith).

      (ii)    By-Laws  of  Owens  Corning,  as  amended
              (incorporated herein by reference to  Exhibit  (3)
              to  the Company's annual report on Form 10-K (File
              No. 1-3660) for 1995).


      (11)    Statement  re  Computation of Per  Share  Earnings
              (filed herewith).

      (27)    Financial Data Schedule (filed herewith).