Form 10-Q
period 1997-06-30
OWENS CORNING
filed 1997-07-24
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549


                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter Ended June 30, 1997

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

                    Yes / X /     No /   /

      Shares of common stock, par value $.10 per share, outstanding at June 30, 1997

                         53,338,336

                PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

                                             Quarter       Six Months
                                              Ended          Ended
                                             June 30,       June 30,
                                           1997    1996   1997     1996
                                  (In millions of dollars, except share data)

NET SALES                               $ 1,017    $  956    $ 1,892    $ 1,805

COST OF SALES                               778       702      1,430      1,334

 Gross margin                               239       254        462        471

OPERATING EXPENSES

 Marketing and administrative expenses      122       115        244        242
 Science and technology expenses             17        20         34         41
 Provision for asbestos litigation claims     -       875          -        875
 Other                                       (5)        6          2          3

   Total operating expenses                 134     1,016        280      1,161

INCOME (LOSS) FROM OPERATIONS               105      (762)       182       (690)

Cost of borrowed funds                       23        18         42         36

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                            82      (780)       140       (726)

Provision (credit) for income
  taxes (Note 5)                             24      (304)        43       (288)

INCOME (LOSS) BEFORE EQUITY
 IN NET INCOME OF AFFILIATES                 58      (476)        97       (438)

Equity in net income of affiliates            5         3          8          4

NET INCOME (LOSS)                        $   63    $ (473)    $  105     $ (434)


NET INCOME (LOSS) PER COMMON SHARE

Primary net income (loss) per share      $ 1.17    $(9.19)    $ 1.96     $(8.43)
Fully diluted net income (loss)
  per share                              $ 1.11    $(9.19)    $ 1.87     $(8.43)

Weighted average number of common
 shares outstanding and common equivalent shares during the period (in millions)

    Primary                                53.8      51.5       53.6       51.5
   Assuming  full  dilution                58.5      51.5       58.2       51.5


      The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                                               June 30,    December 31,
                                                 1997          1996
ASSETS                                         (In millions of dollars)

CURRENT

 Cash and cash equivalents                      $  19         $  45
 Receivables                                      567           314
 Inventories (Note 6)                             541           340
 Insurance for asbestos litigation
  claims - current portion (Note 8 - Item A)       50           100
 Deferred income taxes                            147           106
 VEBA trust                                         3            19
 Income tax receivable                             11             4
 Other current assets (Note 3)                     95            30

   Total current                                1,433           958

OTHER

 Insurance for asbestos litigation
  claims (Note 8 -  Item A)                       440           454
 Asbestos costs to be reimbursed
   - Fibreboard (Note 8 - Item B)                 110             -
 Deferred income taxes                            394           474
 Goodwill (Note 3)                                704           286
 Investments in affiliates                         73            64
 Other noncurrent assets (Note 4)                 241           155

   Total other                                  1,962         1,433

PLANT AND EQUIPMENT, at cost

 Land                                              62            58
 Building and leasehold improvements              640           614
 Machinery and equipment                        2,462         2,384
 Construction in progress                         306           285
                                                3,470         3,341
    Less--Accumulated   depreciation           (1,789)       (1,819)


   Net plant and equipment                      1,681         1,522

TOTAL ASSETS                                  $ 5,076       $ 3,913


The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                         (Continued)

                                                June 30,    December 31,
                                                  1997          1996
                                                (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
 Accounts payable and accrued liabilities      $  694         $  705
 Reserve for asbestos litigation claims -
  current portion (Note 8 - Item A)               300            300
 Short-term debt                                  156             96
 Long-term debt - current portion                  23             20

   Total current                                1,173          1,121

LONG-TERM DEBT (Note 4)                         1,854            818

OTHER
 Reserve for asbestos litigation claims
   (Note 8 - Item A)                            1,485          1,670
 Asbestos claims settlements - Fibreboard
   (Note 8 - Item B)                               88              -
 Long-term debt associated with asbestos
   - Fibreboard (Note 8 - Item B)                  26              -
 Other employee benefits liability                340            349
 Pension plan liability                            66             63
 Other (Note 8 - Item B)                          178            161

   Total other                                  2,183          2,243

COMPANY OBLIGATED CONVERTIBLE
 SECURITY  OF SUBSIDIARY HOLDING
 SOLELY PARENT DEBENTURES (MIPS)                  194            194

MINORITY INTEREST                                  25             21

STOCKHOLDERS' EQUITY
 Common stock                                     653            606
 Deficit                                         (980)        (1,072)
 Foreign currency translation adjustments          (8)            (1)
 Other                                            (18)           (17)

   Total stockholders' equity                    (353)          (484)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                       $ 5,076        $ 3,913


      The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                         Quarter         Six Months
                                          Ended             Ended
                                         June 30,          June 30,
                                     1997       1996    1997      1996
                                          (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

 Net income (loss)                  $  63     $ (473)  $ 105     $(434)
 Reconciliation of net cash provided
  by operating activities:
  Noncash items:
   Provision for depreciation and
     amortization                      39         35      76        68
   Provision (credit) for deferred
     income taxes                      39       (345)     56      (345)
   Provision for asbestos litigation
     claims (Note 8 - Item A)           -        875       -       875
   Other                               (6)         1      (7)        2
    (Increase) decrease in
       receivables                    (56)       (34)   (163)     (101)
  (Increase) decrease in inventories   (1)       (18)    (92)      (69)
  Increase (decrease) in accounts
    payable and accrued liabilities   (31)         2     (90)      (66)
  Increase (decrease) in accrued
    income taxes                      (15)         7     (26)       55
  Proceeds from insurance for
    asbestos litigation claims         24         33      64        63
  Payments for asbestos litigation
    claims                            (90)       (86)   (185)     (121)
  Other                               (38)        23     (57)      (14)

      Net cash flow from operations   (72)        20    (319)      (87)

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment     (57)      (90)    (131)     (167)
 Investment in subsidiaries, net
   of cash acquired (Note 3)          (10)      (39)     (30)      (39)
 Proceeds from the sale of affiliate    -         -        -        55
 Other                                 (4)       (6)      (9)      (12)

      Net cash flow from investing   $(71)   $ (135)  $ (170)   $ (163)




The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)

                                          Quarter           Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                      1997       1996     1997      1996
                                           (In millions of dollars)
NET CASH FLOW FROM FINANCING

 Net additions to long-term credit
  facilities (Note 4)                $  26     $  86     $ 283      $ 184
 Other additions to long-term debt     108        13       136         13
 Other reductions to long-term debt    (39)      (20)      (41)       (32)
 Net increase in short-term debt        45        47        62         88
 Dividends paid                         (4)        -        (7)         -
 Other                                   2         -        21          2

      Net cash flow from financing     138       126       454        255

Effect of exchange rate changes on
  cash                                   1         -        (1)         1

Opening cash balance of Fibreboard      10         -        10          -

Net increase (decrease) in cash
 and cash equivalents                    6        11       (26)         6

Cash and cash equivalents at
 beginning of period                    13        13        45         18

Cash and cash equivalents at
  end of period                      $  19     $  24     $  19      $  24




     The accompanying notes are an integral part of this
                         statement.

               OWENS CORNING AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        Quarter          Six Months
                                         Ended              Ended
                                        June 30,          June 30,
1.  SEGMENT DATA                    1997       1996    1997        1996
                                          (In millions of dollars)

NET SALES

Industry Segments

 Building Materials
  United States                     $ 600     $ 570    $1,100   $1,040
  Europe                               72        63       146      127
  Canada and other                     41        30        72       54

   Total Building Materials           713       663     1,318    1,221

 Composite Materials
  United States                       161       152       299      302
  Europe                              103       107       200      215
  Canada and other                     40        34        75       67

   Total Composite Materials          304       293       574      584

Intersegment sales
 Building Materials                     -         -         -        -
 Composite Materials                   29        29        56       54
 Eliminations                         (29)      (29)      (56)     (54)

   Net sales                       $1,017     $ 956    $1,892   $1,805

Geographic Segments

 United States                     $  761     $ 722    $1,399   $1,342
 Europe                               175       170       346      342
 Canada and other                      81        64       147      121

   Total                           $1,017     $ 956    $1,892   $1,805

Intersegment sales
 United States                         31        28        60       45
 Europe                                 7        13        16       21
 Canada and other                      26        18        48       39
 Eliminations                         (64)      (59)     (124)    (105)

   Net sales                       $1,017     $ 956    $1,892   $1,805

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

1. SEGMENT DATA (CONTINUED)           Quarter        Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                   1997      1996   1997     1996
                                      (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS (1)

Industry Segments

 Building Materials
  United States                  $  70      $  70    $ 107   $  85
  Europe                             3          3        8       8
  Canada and other                   3          -        7      (4)

   Total Building Materials         76         73      122      89

 Composite Materials
  United States                     50         36       90      68
  Europe                             2         20        9      39
  Canada and other                   -          6        2       9

   Total Composite Materials        52         62      101     116

 General corporate expense         (23)      (897)     (41)   (895)

   Income (loss) from operations   105       (762)     182    (690)

 Cost of borrowed funds            (23)       (18)     (42)    (36)

   Income (loss) before provision
     for income taxes             $ 82      $(780)   $ 140   $(726)

Geographic Segments

  United States                   $120      $ 106    $ 197   $ 153
 Europe                              5         23       17      47
 Canada and other                    3          6        9       5
 General corporate expense         (23)      (897)     (41)   (895)

   Income (loss) from operations   105       (762)     182    (690)

 Cost of borrowed funds            (23)       (18)     (42)    (36)

   Income (loss) before provision
     for income taxes            $  82      $(780)   $ 140   $(726)

(1) Income from operations for the quarter and six months ended June 30, 1996 includes the Company's pretax charge of $875 million for asbestos litigation claims to be received after 1999 all of which was recorded as an increase in general corporate expense. Income from operations for the six months ended June 30, 1996 also includes the Company's pretax gain of $37 million from the sale of its ownership interest in its Japanese affiliate Asahi Fiber Glass Co. Ltd., which was recorded as a reduction in general corporate expense. Also included are special charges totaling $42 million including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation. The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $19 million, $1 million and $2 million, respectively, Composite Materials in the United States and Europe by $3 million and $2 million, respectively, and to increase general corporate expense by $15 million.

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

3.   ACQUISITIONS

At the end of the second quarter of 1997, the Company completed its cash tender offer to acquire the outstanding shares of Fibreboard Corporation, a North American manufacturer of vinyl siding and accessories, as well as manufactured stone. Additionally, Fibreboard operates more than 130 company-owned distribution centers in 32 states. At the time of acquisition, management formulated a plan to divest Fibreboard's calcium silicate insulation and metal jacket business (Pabco). Pabco's assets are included in other current assets as available for sale.

The purchase price of Fibreboard was $657 million, including $138 million of debt assumed, the majority of which was financed through borrowings on the Company's new long-term credit facility early in the third quarter of 1997 (see Note
4).

The following unaudited table presents the pro forma results of operations for the quarter and six months ended June 30, 1997 and 1996, assuming the acquisition of Fibreboard occurred at the beginning of each period presented. These results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisition and are not necessarily indicative of what the results would have been had the transactions actually occurred at the beginning of the periods presented. The pro forma results do not include operations that were discontinued by Fibreboard prior to the acquisition, or Pabco.

                                           Quarter         Six Months
                                            Ended             Ended
                                           June 30,          June 30,
                                        1997      1996    1997      1996
                                             (In millions of dollars,
                                                except share data)

Net Sales                               $1,197    $1,122   $2,223   $2,092
Income from continuing operations           61      (476)      99     (443)
Fully diluted earnings per share from
  continuing operations                 $ 1.07    $(9.24)  $ 1.76   $(8.59)

Excluding the Fibreboard acquisition discussed above, the Company completed other 1997 acquisitions in the Building Materials segment, one in Europe, the other in the U.S. and two acquisitions in Composite Materials impacting the U.S. and Canada and other geographic segments. The aggregate purchase price of these acquisitions, including possible subsequent contingent consideration, was $47 million. These acquisitions exchanged 340,000 shares of the Company's common stock and $30 million in cash. The pro forma effect of these acquisitions was not material to net income for the quarters or six months ended June 30, 1997 and 1996.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

3.   ACQUISITIONS (Continued)

All of the Company's acquisitions have been accounted for using the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of the acquisitions have been included in the Company's consolidated financial statements subsequent to the acquisitions' dates.

The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The estimated fair value of assets acquired from Fibreboard, including goodwill was $923 million, liabilities assumed totaled $404 million, $138 million of which was debt. The 1997 acquisitions include goodwill of $424 million, which is being amortized over 40 years.

4.  LONG-TERM DEBT

On June 26, 1997 the Company entered into a long-term revolving credit agreement with a maximum commitment equivalent to $2 billion U.S., of which portions can be denominated in Canadian dollars, Belgian francs, British pounds or U.S. dollars. Issuance costs incurred in conjunction with the establishment of this new credit facility are included in other noncurrent assets and being amortized over the term of the facility. The agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates. The commitment fee, charged on the entire commitment, is a sliding scale based on credit ratings and was .15% at June 30, 1997.

Early  in  the  third quarter of 1997 the  Company  borrowed
$1.04 billion at LIBOR plus .275% under the new facility. This new facility replaces the Company's previous U.S and Canadian facilities, and select short term debt instruments. The proceeds borrowed were used to pay off these instruments and to fund the acquisition of Fibreboard, which included the purchase of Fibreboard's outstanding shares as well as the refinancing of substantially all of Fiberboard's preacquisition debt.

5.                        INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                               Quarter         Six Months
                                                Ended             Ended
                                               June 30,          June 30,
                                            1997     1996     1997     1996

U.S. federal statutory rate                  35%     (35)%     35%    (35)%
Adjustment of deferred tax asset allowance    -        -       (5)     (1)
State and local income taxes                  3       (3)       3      (4)
Other                                        (8)      (1)      (2)      -

Effective tax rate                           30%     (39)%     31%    (40)%

During the first quarter of 1996, the Company reversed approximately $7 million of its valuation allowances on the operating loss carryforwards of a foreign subsidiary as management determined that the loss carryforwards would be realizable. In 1997, the Company reversed the remaining $7 million valuation allowance on this loss carryforward.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6. INVENTORIES

                                              June 30,       December 31,
                                                1997            1996
                                              (In millions of dollars)
Inventories are summarized as follows:

  Finished goods                              $  410          $  273

  Materials and supplies                         216             149

  FIFO inventory                                 626             422

  Less:  Reduction to LIFO basis                 (85)            (82)

                                              $  541          $  340

Approximately  $263  million  and  $216  million   of   FIFO
inventories were valued using the LIFO method at June 30, 1997 and December 31, 1996, respectively.

7. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                               Quarter           Six Months
                                                Ended               Ended
                                               June 30,            June 30,
                                            1997      1996    1997        1996
                                                 (In millions of dollars)

Income taxes                                $  3      $  8    $  9         $(9)
Cost of borrowed funds                        43        33      56          39


The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Consolidated Statement of Cash Flows does not reflect the acquisition of Fibreboard as no cash was exchanged until early July (see Notes 3 and 4).

8. CONTINGENT LIABILITIES

ASBESTOS LIABILITIES

ITEM A.OWENS CORNING (EXCLUDING FIBREBOARD)

Owens Corning is a co-defendant with other former manufacturers, distributors and installers of products containing asbestos and with miners and suppliers of asbestos fibers (collectively, the "Producers") in personal injury and property damage litigation. The personal injury claimants generally allege injuries to their health caused by inhalation of asbestos fibers from Owens Corning's products. Most of the claimants seek punitive damages as well as compensatory damages. The property damage claims generally allege property damage to school, public and commercial buildings resulting from the presence of products containing asbestos. Virtually all of the asbestos-related lawsuits against Owens Corning arise out of its

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONTINGENT LIABILITIES (Continued)

manufacture,  distribution,  sale  or  installation  of   an
asbestos-containing  calcium  silicate,   high   temperature
insulation   product,   the   manufacture   of   which   was
discontinued in 1972.

Status

As of June 30, 1997, approximately 165,700 asbestos personal injury claims were pending against Owens Corning, of which 16,700 were received in the first six months of 1997. Owens Corning received approximately 36,400 such claims in 1996 and 55,900 in 1995.

Many of the recent claims appear to be the product of mass screening programs and not to involve malignancies or other significant asbestos related impairment. Owens Corning believes that at least 40,000 of the recent claims involve plaintiffs whose pulmonary function tests ("PFTs") were improperly administered or manipulated by the testing laboratory or otherwise inconsistent with proper medical practice, and it is investigating a number of testing organizations and their methods. In 1996 Owens Corning filed suit in federal court in New Orleans, Louisiana against the owners and operators of certain pulmonary function testing laboratories in the southeastern U.S. challenging such improper testing practices. This matter is now in active pre-trial discovery. In January 1997, Owens Corning filed a similar suit in federal court in Jackson, Mississippi against the owner of an additional testing laboratory.

During 1996 Owens Corning engaged in discussions with a group of approximately 30 leading plaintiffs' law firms to explore approaches toward resolution of its asbestos liability. Agreements with the various firms not to file claims against Owens Corning except for those involving malignancies, most of which agreements expired on or before January 1, 1997, may have impacted the number of cases received by Owens Corning during 1996 and the first two quarters of 1997.

Through June 30, 1997, Owens Corning had resolved (by settlement or otherwise) approximately 192,100 asbestos personal injury claims. This number includes cases resolved by two orders of dismissal for lack of medical proof, covering approximately 18,900 federal maritime cases which named Owens Corning as a defendant, resulting in a 15,600 case reduction in the backlog after reduction for duplicate cases and cases previously settled. Of these cases, approximately 11,700 were dismissed in 1996, with the remaining 3,900 being dismissed in the first quarter of 1997. During 1996, 1995 and 1994, Owens Corning resolved approximately 60,600 asbestos personal injury claims, over 99% without trial, and incurred total indemnity payments of $626 million (an average of about $10,300 per case).

Owens Corning's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by Owens Corning; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONTINGENT LIABILITIES (Continued)

Insurance

As  of  June 30, 1997, Owens Corning had approximately  $265
million   in   unexhausted  insurance   coverage   (net   of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1998 and beyond under agreements with the carriers confirming such coverage. All of Owens Corning's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

In addition to its confirmed primary level non-products insurance, Owens Corning has a significant amount of unconfirmed potential non-products coverage with excess level carriers. For purposes of calculating the amount of insurance applicable to asbestos liabilities, Owens Corning has estimated its probable recoveries in respect of this additional non-products coverage at $225 million, which amount was recorded in the second quarter of 1996. This coverage is unconfirmed and the amount and timing of recoveries from these excess level policies will depend on subsequent negotiations or proceedings.

Reserve

The Company's financial statements include a reserve for the estimated cost associated with Owens Corning's asbestos personal injury claims. This reserve was established principally through a charge to income in 1991 for the costs of asbestos claims expected to be received through 1999 and an additional $1.1 billion non-recurring, noncash charge to income (before taking into account the probable non-products insurance recoveries) during the second quarter of 1996 for cases that may be received subsequent to 1999. In establishing the reserve, Owens Corning took into account, among other things, the effect of federal court decisions relating to punitive damages and the certification of class actions in asbestos cases, the discussions with the group of plaintiffs' law firms referred to above, the results of its continuing investigations of medical screening practices of the kind at issue in the federal PFT lawsuits, recent developments as to the prospects for federal and state tort reform, the continued rate of case filings at historically high levels, additional information on filings received during the 1993-1995 period and other factors. The combined effect of the $1.1 billion charge and the $225 million probable additional non-products insurance recovery was an $875 million charge in the second quarter of 1996.

Owens Corning's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received in the future, and its estimated insurance recoveries in respect of such claims, are reported separately as follows:

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONTINGENT LIABILITIES (Continued)

                                   June 30,       December 31,
                                     1997            1996
                                   (In millions of dollars)
Reserve for asbestos
litigation claims
   Current                       $   300          $   300
   Other                           1,485            1,670
      Total Reserve                1,785            1,970

Insurance for asbestos
litigation claims
   Current                            50             100
   Other                             440             454

      Total Insurance                490             554

Net Owens Corning Asbestos
  Liability                      $ 1,295         $ 1,416

Owens Corning cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, as well as the prospects for confirming additional insurance, including the additional $225 million in non-products coverage referenced above, are influenced by numerous variables that are difficult to predict, and that estimates, such as Owens Corning's, which attempt to take account of such variables, are subject to considerable uncertainty. Owens Corning believes that its estimate of liabilities and insurance will be sufficient to provide for the costs of all pending and future asbestos personal injury claims that involve malignancies or significant asbestos-related functional impairment. While such estimates cover unimpaired claims, the number and cost of unimpaired claims are much harder to predict and such estimates reflect Owens Corning's belief that such claims have little or no value. Owens Corning will continue to review the adequacy of its estimate of liabilities and insurance on a periodic basis and make such adjustments as may be appropriate.

Management Opinion

Although any opinion is necessarily judgmental and must be based on information now known to Owens Corning, in the opinion of management, while any additional uninsured and unreserved costs which may arise out of pending personal injury and property damage asbestos claims and additional similar asbestos claims filed in the future may be substantial over time, management believes that any such additional costs will not impair the ability of the Company to meet its obligations, to reinvest in its businesses or to take advantage of attractive opportunities for growth.

ITEM B.   FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure as well as in asbestos property damage cases.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONTINGENT LIABILITIES (Continued)

As of June 30, 1997, approximately 97,600 asbestos personal injury claims were pending against Fibreboard, of which
21,200 were received in the first six months of 1997. Fibreboard received approximately 32,900 such claims in 1996 and 20,700 in 1995. These claims and most of the pending claims are made against the Fibreboard Global Settlement Trust and are subject to the Global Settlement injunction discussed below. In the first six months of 1997, Fibreboard resolved approximately 1,800 asbestos personal injury claims at an average cost of $22,000 per claim. Approximately 2,700 such claims were resolved in 1996 at an approximate average cost of $34,000 per claim and 14,500 were resolved in 1995 at an approximate average cost of $12,000 per claim.

The average cost per claim has increased recently from the historical average cost of $11,000 per claim. This is due to the absence of group settlements, where large numbers of low value cases are traditionally settled along with higher value cases, and due to the fact that in 1996 and 1997 a relatively small number of individual cases involving more seriously injured plaintiffs were settled as exigent claims (all of which are malignancy claims) during the pendency of the Global Settlement injunction discussed below.

As of June 30, 1997, amounts payable under various asbestos claim settlement agreements were $88 million. These amounts are payable either from the Settlement Trust discussed below or directly by the insurers. Amounts due from insurers in payment of these or past claims paid directly by Fibreboard, as of June 30, 1997 are $110 million.

The  asbestos-related long-term debt of $26 million consists
of   amounts   advanced  under  a  reimbursement  agreement;
interest accrues at prime minus 2%.

Fibreboard has unique insurance coverage of personal injury claims. During 1993, Fibreboard and its insurers, Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific), entered into the Insurance Settlement, and Fibreboard, its insurers and representatives of a nationwide class of future asbestos plaintiffs entered into the Global Settlement. These agreements are interrelated and require final court approval. On July 26, 1996, the U.S. Fifth Circuit Court of Appeals affirmed the Global Settlement by a majority decision and the Insurance Settlement by a unanimous decision.

The parties opposing the Global Settlement filed petitions seeking review with the U.S. Supreme Court. On June 27, 1997, the Supreme Court granted the petition, vacated the judgment and remanded the case to the Fifth Circuit for further consideration in light of the Supreme Court's decision in the Georgine class action involving asbestos claims filed against members of the Center for Claims Resolution. In light of this ruling, final resolution of the Global Settlement may not be known until 1998 or later.

On October 24, 1996, the statutory time period for objectors to seek further judicial review of the Insurance Settlement lapsed with no petition for review having been filed with the U.S. Supreme Court. Therefore, the Insurance Settlement is now final and not subject to further appeal.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONTINGENT LIABILITIES (Continued)

The parties will continue to seek approval of the Global Settlement. If the Global Settlement becomes effective, all asbestos-related personal injury liabilities of Fibreboard will be resolved through insurance funds and existing corporate reserves. A permanent injunction barring the filing of any further claims against Fibreboard or its insurers is included as part of the Global Settlement. Upon final approval, Fibreboard's insurers are required to pay existing settlements and assume full responsibility for any claims filed before August 27, 1993, the date the settling parties reached agreement on the terms of the Global Settlement. A court-supervised claims processing trust ("Settlement Trust") will be responsible for resolving claims which were not filed against Fibreboard before August 27, 1993, and any further claims that might otherwise be asserted against Fibreboard in the future.

The Settlement Trust will be funded principally by Continental and Pacific. These insurers have placed $1,525 million in an interest-bearing escrow account pending court approval of the settlements. Fibreboard is responsible for contributing $10 million plus accrued interest toward the Settlement Trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company has already paid $9.9 million into the escrow account on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. The balance of the escrow account was $1,691 million at June 30, 1997, after payment of interim expenses and exigent claims associated with the Global Settlement.

If the Global Settlement becomes effective, Fibreboard would have no on-going or future liabilities for asbestos personal injury claims in excess of the $10 million currently reserved in other long term liabilities.

The Insurance Settlement is structured as an alternative solution in the event the Global Settlement fails to receive final approval. Under the Insurance Settlement, Continental and Pacific will pay in full settlements reached as of August 27, 1993 and provide Fibreboard with the remaining balance of the Global Settlement escrow account for claims filed after August 27, 1993, plus an additional $475 million for claims which were pending but not settled at August 27, 1993, less amounts paid for those claims since August 27, 1993. Under the Insurance Settlement, Fibreboard will manage the defense and resolution of asbestos-related personal injury claims and will remain subject to suit by asbestos personal injury claimants.

The Insurance Settlement will not be fully implemented or funded until such time as the Global Settlement has been finally resolved. In the event the Global Settlement is finally approved, the Insurance Settlement will not be implemented.

While there are various uncertainties regarding whether the Global Settlement or the Insurance Settlement will be in effect, and these may ultimately impact Fibreboard's liability for asbestos personal injury claims, the Company believes the amounts available under the Insurance Settlement will be adequate to fund the ongoing defense and indemnity costs associated with asbestos-related personal injury claims for the foreseeable future.

The Company anticipates reevaluating and updating its estimates of the Fibreboard liability for asbestos personal injury claims once it is determined which of the Global Settlement or the Insurance Settlement is ultimately implemented.

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

RESULTS OF OPERATIONS

Net sales were $1,017 million for the quarter ended June 30, 1997, a six percent increase from the 1996 level of $956 million. The growth is attributable to increased volumes in the Building Materials and Composite Materials segments, worldwide. In Building Materials, niche acquisitions and the integration of their products into the Company's existing channels of distribution continue to grow the Company's volumes, particularly in the U.S. and Europe. These volume increases were offset in large part by a decline in worldwide composites pricing, most notably in Europe, the effects of a stronger dollar on sales made in foreign currencies, and a decline in insulation prices in North America. Gross margin for the quarter ended June 30, 1997 was 24%, a decline from the second quarter 1996 level of 27%, primarily resulting from declining prices and a change in the mix of product sales in Building Materials to lower margin products.

Net income for the quarter ended June 30, 1997 was $63 million, or $1.11 per share, compared to a net loss of $473 million, or $9.19 per share, for the quarter ended June 30, 1996. Income from operations of $105 million in the second quarter of 1997 was negatively impacted by the price declines described above. This impact was partially offset by volume increases experienced in the Company's roofing, foam and composites businesses. Additionally, income from operations benefited by $15 million from the modification of certain employee benefits in the U.S. Earnings in the second quarter of 1997 were also affected by increased cost of borrowed funds resulting from increased borrowing to fund working capital and certain acquisitions, and the improved performance of the Company's unconsolidated affiliates.

Included in the quarter ended June 30, 1996 was the net after-tax charge of $542 million, or $10.53 per share, for asbestos litigation claims that may be received after 1999 and probable additional insurance recovery. The net loss created by this item caused common stock equivalents and convertible securities to be excluded from the number of fully diluted shares reported in the second quarter of 1996 due to their anti-dilutive effect. Had these anti-dilutive shares been included in the calculation of earnings per share, such amount for the second quarter of 1996 would have been $.09 lower.

Net sales for the six months ended June 30, 1997, were $1,892 million, a five percent increase over the $1,805 million reported for the first six months of 1996. This increase reflects the strength of the Company's roofing and foam businesses in the Building Materials segment, coupled with the Company's continued expansion through strategic niche acquisitions.

For the six months ended June 30, 1997, the Company reported net income of $105 million, or $1.87 per share, compared to a net loss of $434 million, or $8.43 per share, for the comparable period in 1996. When compared to the earlier year period, net income for the six months ended June 30, 1997 was negatively impacted by price declines, partially offset by the benefit of increased volumes and productivity gains, particularly in the insulation business, .

In addition to the net asbestos charge recorded in the second quarter of 1996, results for the six months ended June 30, 1996 included a $37 million pretax gain from the sale of the Company's minority interest in Asahi Fiber Glass Co. Ltd. in Japan and several one-time special charges, including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation. The impact of the gain on net income was reduced to near zero by these special items.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketing and administrative expenses were $122 million for the quarter ended June 30, 1997, compared to $115 million in the same period in 1996. The increase is primarily the result of incremental administrative expenses from acquisitions.

Building Materials

In the Building Materials segment, sales increased 8% for the quarter and six months ended June 30, 1997 compared to 1996. This growth reflects the incremental sales from acquisitions as well as an increase in volume, particularly in the roofing and foam businesses. Income from operations for Building Materials increased to $122 million for the six months ended June 30, 1997. This improvement is primarily the result of volume increases, productivity gains and incremental amounts derived from acquisitions offset in part by the continuing costs of the Company's expansion program in the Asia Pacific region.

On June 27, the Company acquired 92% of the outstanding stock of Fibreboard Corporation through a cash tender offer commenced in May for all of the outstanding shares of Fibreboard at $55 per share. In early July, Fibreboard became a wholly owned subsidiary as a result of a short form merger consummated at the same price. The purchase price of Fibreboard was $657 million, including $138 million of debt assumed, the majority of which was financed through borrowings under the Company's new long-term credit facility early in the third quarter of 1997. Fibreboard is one of the five largest producers in North America of vinyl siding and accessories, marketing products under the brand names Norandex and Vytec. The business has plants in the U.S. and Canada and also operates more than 130 company-owned distribution centers in 32 states. Fibreboard is also the leading producer of manufactured stone used in home building construction. On July 15, the Company announced plans to sell the Pabco business of Fibreboard. Pabco is a producer of calcium silicate insulation used for industrial pipe applications and metal jacketing for pipe insulation.

As the acquisition was completed at the end of the quarter, the reported results do not include the results of operations of Fibreboard. To enhance comparability, certain information below is presented on a "pro forma" basis and reflects the acquisition of Fibreboard (excluding Pabco and operations that were discontinued by Fibreboard prior to the acquisition) as though it had occurred at the beginning of the respective periods presented. The pro forma results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisition and are not necessarily indicative of the combined results that would have occurred had the acquisition occurred at the beginning of those periods.

                                            PRO FORMA           AS REPORTED
                                            Six Months           Six Months
                                              Ended                 Ended
                                             June 30,              June 30,
                                          1997       1996      1997       1996
                                                 (In millions of dollars,
                                                     except share data)

Net  Sales                              $2,223     $2,092    $1,892     $1,805
Income from continuing operations           99       (443)      105       (434)
Fully diluted earnings per share
  from continuing operations            $ 1.76     $(8.59)   $ 1.87     $(8.43)

Additionally, during the first quarter of 1997, the Company acquired Polypan Nord S.P.A., a manufacturer of extruded polystyrene foam (XPS) insulation products based in Italy and Falcon Manufacturing of California, Inc., a U.S. producer of expanded polystyrene (EPS) foam insulation products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (Continued)

Composite Materials

In  the  Composite Materials segment, sales  increased  four percent for the quarter ended June 30, 1997, but were down two percent for the six months then ended, when compared to the comparable 1996 periods. While composites sales showed improvement in overall volume, the business continued to experience significant price decline during the quarter, particularly in Europe where weakening currencies compounded the sales decline. Composite Materials income from operations in the quarter and six months ended June 30, 1997, of $52 and $101 million, respectively, declined from the equivalent prior year periods. The declines are primarily attributable to the pricing weakness being experienced in Europe. The Company does not expect to see significant improvement in the Composite Materials segment in 1997. However, the Company now believes pricing is stabilizing in both the U.S. and Europe and has implemented a price increase effective during the second half of the year.

During the second quarter of 1997, the Company completed the acquisition of the assets of The Stewart Group, Inc., a manufacturer and marketer of a composite central strength member for telecommunication cable using a proprietary technology. With this addition, the Company now markets a complete line of glass fiber products that protect and reinforce fiber optic and copper telecommunications cable.

In  the  first  quarter of 1997, the Company  completed  the
previously  announced  acquisition  of  Knytex  Company,   a
manufacturer of specialty glass fiber fabrics.

The  Company's cost of borrowed funds for the quarter  ended
June 30, 1997 was $5 million higher than during second quarter 1996, due to increased borrowings used to fund growth in working capital and certain acquisitions.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding asbestos-related activities, was negative $6 million for the second quarter of 1997, compared to $73 million for second quarter 1996. The decline from 1996 to 1997 is primarily attributable to a reduction in accounts payable and accrued liabilities, and an increase in accounts receivable. Excluding Fibreboard inventories of approximately $110 million, inventories at June 30, 1997 increased 26% over December 31, 1996 levels due to the Company's seasonal inventory build in the first half of the year. Please see Notes 6 and 7 to the Consolidated Financial Statements.

At June 30, 1997, the Company's net working capital was $260 million and its current ratio was 1.22, as compared to negative $163 million and .85, respectively at December 31, 1996. The increase in 1997 is the result of increased working capital, driven by higher seasonal inventories and receivables, as well as a decline in accounts payable and accrued liabilities.

The Company's total borrowings at June 30, 1997 were $2,033 million, $1,099 million higher than at year-end 1996. The June 30, 1997 long-term debt balance includes $519 million payable, as well as $138 million of debt assumed, for the acquisition of Fibreboard. The acquisition amounts were drawn from the Company's new credit facility in early July. Since the cash was not exchanged until July, the
Consolidated Statement of Cash Flows, for the quarter and six months ended June 30, 1997, does not reflect the acquisition of Fibreboard. Typically, the Company reports greater cash usage during the first half of the year as the Company builds inventories and other working capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 1997, the Company had unused lines of credit of $736 million available under long-term bank loan facilities and an additional $37 million under short-term facilities, after the exclusion of the amount utilized in early July to fund the acquisition of Fibreboard, compared to $440 million and $195 million, respectively, at year-end 1996. The increase in available lines of credit is the result of the new $2 billion credit facility established to fund the acquisition of Fibreboard. Letters of credit issued under the Company's new long-term loan facility, most of which support appeals from asbestos trials, reduce the available credit of that facility. The impact of such reduction is reflected in the unused lines of credit
discussed  above.   See Notes 3 and 4  of  the  Consolidated
Financial Statements.

Capital spending for property, plant and equipment, excluding acquisitions and investments in affiliates, was $131 million for the first six months of 1997. For the year 1997, the Company anticipates capital spending, exclusive of acquisitions and investments in affiliates, to be approximately $250 million, the majority of which is committed. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims against Owens Corning during the second quarter of 1997, including $11 million in defense costs and $2 million for appeal bond and other costs, were $90 million. Proceeds from insurance were $24 million, resulting in a net pretax cash outflow of $66 million, or $40 million after-tax. During the second quarter of 1997, Owens Corning received approximately 9,700 new asbestos personal injury cases and closed approximately 3,200 cases. Over the next twelve months, Owens Corning's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million. Proceeds from insurance of $50 million are expected to be available to cover Owens Corning's costs, resulting in a net pretax cash outflow of $250 million, or $150 million after-tax. Please see Note 8 Item A to the Consolidated Financial Statements.

During the next twelve months, any payments for asbestos claims against Fibreboard are expected to be paid by Fibreboard's insurers. Please see Note 8 Item B to the
Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the second quarter of 1997, the Company was designated a PRP in such federal, state, local or private proceedings for one additional site. At June 30, 1997, a total of 42 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $30 million reserve, of which $15 million relates to Fibreboard, for its
Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

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

FUTURE REQUIRED ACCOUNTING CHANGES

On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. The Company is required to adopt the new standard for periods beginning after December 15, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No.128). This statement introduces new methods for calculating earnings per share. The adoption of this standard will not impact results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods to conform with this statement. The Company is required to adopt the new standard for periods ending after December 15, 1997. The Company believes that the adoption of this standard will result in essentially the same earnings per share when comparing the current fully diluted earnings per share calculation to the calculation of diluted earnings per share required by SFAS No. 128.

                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the paragraphs in Note 8, Contingent Liabilities, to the Company's Consolidated Financial Statements above, which are incorporated here by reference.

ITEM 2. CHANGES IN SECURITIES

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended
     June 30, 1997.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended June 30, 1997 by the issuance or modification of any other class of securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended June 30, 1997, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended June 30, 1997, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The  Company's annual meeting of stockholders  was  held
      April 17, 1997.

(c) The matters voted upon at the meeting, and the votes cast with respect to each, were:

       1. Election of four directors for a term expiring in 2000: Norman P. Blake, Jr. - 43,939,578 shares cast for election and 1,517,001 shares withheld; Leonard S. Coleman, Jr. - 43,721,727 shares cast for election and 1,734,852 shares withheld; Jon M. Huntsman, Jr. - 43,931,194 shares cast for election and 1,525,385 shares withheld; and W. Ann Reynolds - 43,926,804 shares cast for election and 1,529,775 shares withheld.

    2. Approval of amendment of the Certificate of Incorporation to increase the maximum size of the Board of Directors to fourteen persons: 42,178,715 shares cast for the proposal; 2,900,332 shares cast against; and 377,532 shares abstained.

    3. Approval  of  amendments to the 1987 Stock  Plan  for
       Directors:  32,930,218 shares cast for the  proposal;
       12,061,885 shares cast against; and 464,476 shares abstained.

    4. Approval of the action of the Board of Directors in selecting Arthur Andersen LLP as independent public accountants for the Company for the year 1997:
         44,608,152 shares cast for the proposal; 599,035 shares cast against; and 249,392 shares abstained.

            There were no broker nonvotes on any matter.


ITEM 5. OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K.

     During the quarter ended June 30, 1997, the Company filed the following current reports on Form 8-K:

      -  Filed May 14, 1997, under Item 7.
      -  Filed May 28, 1997, under Items 5 and 7.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OWENS CORNING

                                     Registrant


Date: July 23, 1997                  By:  /s/ David W. Devonshire
                                     David W. Devonshire
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (as duly authorized officer)



Date: July 23, 1997              By:  /s/ Steven J. Strobel
                                     Steven J. Strobel
                                     Vice President and Controller

                        EXHIBIT INDEX

Exhibit
Number         Document Description

(2)     Plan  of  Acquisition, Reorganization,  Arrangement,
        Liquidation or Succession.

        Agreement and Plan of Merger, dated as of May 27, 1997, among Owens Corning, Sierra Corp. and Fibreboard Corporation (incorporated herein by reference to Exhibit 2(a) to the Company's current report on Form 8-K (File No. 1-3660), filed May 28,
        1997).

(3)     Articles of Incorporation and By-Laws.

        (i) Certificate of Incorporation of Owens Corning, as amended (incorporated herein by reference to Exhibit (3)(i) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1997).

        (ii) By-Laws  of  Owens  Corning,  as  amended
        (incorporated herein by reference to  Exhibit  (3)
        to  the Company's annual report on Form 10-K (File
        No. 1-3660) for 1995).

(4)     Instruments Defining the Rights of Security  Holders,
        Including Indentures.

        Credit  Agreement, dated as of June 26,  1997,  among
        Owens  Corning,  other Borrowers and Guarantors,  the
        Banks  listed  on Annex A thereto, and Credit  Suisse
        First Boston, as Agent (filed herewith).

(10)    Material Contracts.

        Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (filed as Exhibit (4) to this quarterly report on Form 10-Q).

        Agreement and Plan of Merger, dated as of May 27, 1997, among Owens Corning, Sierra Corp. and Fibreboard Corporation (incorporated herein by reference to Exhibit 2(a) to the Company's current report on Form 8-K (File No. 1-3660), filed May 28,
        1997).

        Owens Corning 1987 Stock Plan for Directors, as amended (filed herewith).

(11)    Statement  re  Computation  of  Per  Share  Earnings
        (filed herewith).

(27)    Financial Data Schedule (filed herewith).

(99)    Additional Exhibits.

        Subsidiaries of Owens Corning, as amended (filed herewith).