Form 10-Q
period 1997-09-30
OWENS CORNING
filed 1997-11-14
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.  20549


                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarter Ended September 30, 1997

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

                     Yes / X /     No /   /

 Shares of common stock, par value $.10 per share, outstanding at October 31, 1997

                          53,436,706

                 PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                OWENS CORNING AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF INCOME

                                     Quarter        Nine Months
                                      Ended            Ended
                                   September 30,   September 30,
                                   1997     1996   1997     1996
                          (In millions of dollars, except share data)

NET SALES                       $ 1,238  $ 1,025  $ 3,130  $ 2,830

COST OF SALES                       953      754    2,383    2,088

 Gross margin                       285      271      747      742

OPERATING EXPENSES

 Marketing and administrative
   expenses                         162      126      406      368
 Science and technology expenses     16       22       50       63
 Provision for asbestos litigation
   claims                             -        -        -      875
 Other                               12       (5)      14       (2)

   Total operating expenses         190      143      470    1,304

INCOME (LOSS) FROM OPERATIONS        95      128      277     (562)

Cost of borrowed funds               36       20       78       56

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                    59      108      199     (618)

Provision (credit) for income
   taxes (Note 5)                     5       31       48     (257)

INCOME (LOSS) BEFORE EQUITY
 IN NET INCOME OF AFFILIATES         54       77      151     (361)

Equity in net income of
 affiliates                           5        3       13        7

NET INCOME (LOSS)                $   59   $   80   $  164  $  (354)

NET INCOME (LOSS) PER COMMON SHARE

Primary net income (loss) per
 share                           $ 1.09   $ 1.53   $ 3.05  $ (6.86)
Fully diluted net income (loss)
 per share                       $ 1.04   $ 1.44   $ 2.91  $ (6.86)

Weighted average number of common
 shares outstanding and common equivalent shares during the period (in millions)

  Primary                          53.9     52.4     53.7     51.6
  Assuming full dilution           58.5     57.0     58.3     51.6



         The accompanying notes are an integral part of this statement.





               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET


                                     September 30,    December 31,
                                         1997             1996
ASSETS                                 (In millions of dollars)

CURRENT

 Cash and cash equivalents            $     9           $   45
 Receivables                              607              314
 Inventories (Note 6)                     489              340
 Insurance for asbestos litigation
  claims - current portion (Note 9)        50              100
 Deferred income taxes                    147              106
 VEBA trust                                 -               19
 Income tax receivable                     22                4
 Other current assets (Note 3)             74               30

   Total current                        1,398              958

OTHER

 Insurance for asbestos litigation
  claims (Note 9)                         411              454
 Asbestos costs to be reimbursed -
  Fibreboard (Note 9)                      95                -
 Deferred income taxes                    390              474
 Goodwill (Note 3)                        711              286
 Investments in affiliates                 75               64
 Other noncurrent assets (Note 4)         197              155

   Total other                          1,879            1,433

PLANT AND EQUIPMENT, at cost            3,456            3,341
 Less--Accumulated depreciation        (1,774)          (1,819)

   Net plant and equipment              1,682            1,522

TOTAL ASSETS                          $ 4,959          $ 3,913


      The accompanying notes are an integral part of this statement.






               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                         (Continued)


                                            September 30,     December 31,
                                                 1997             1996
                                               (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
 Accounts payable and accrued
   liabilities                                $   676         $   705
 Reserve for asbestos litigation claims -
  current portion (Note 9)                        300             300
 Short-term debt                                   77              96
 Long-term debt - current portion                  22              20

   Total current                                1,075           1,121

LONG-TERM DEBT (Note 4)                         1,887             818

OTHER
 Reserve for asbestos litigation claims
   (Note 9)                                     1,423           1,670
 Asbestos claims settlements - Fibreboard
   (Note 9)                                        73               -
 Long-term debt assoc. with asbestos -
   Fibreboard (Note 9)                             26               -
 Other employee benefits liability                335             349
 Pension plan liability                            61              63
 Other (Note 9)                                   172             161

   Total other                                  2,090           2,243

COMPANY OBLIGATED CONVERTIBLE
 SECURITY  OF SUBSIDIARY HOLDING
 SOLELY PARENT DEBENTURES (MIPS)                  194             194

MINORITY INTEREST                                  22              21

STOCKHOLDERS' EQUITY
 Common stock                                     652             606
 Deficit                                         (920)         (1,072)
 Foreign currency translation adjustments         (23)             (1)
 Other                                            (18)            (17)

   Total stockholders' equity                    (309)           (484)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                       $ 4,959         $ 3,913


     The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                         Quarter        Nine Months
                                          Ended            Ended
                                       September 30,    September 30,
                                       1997     1996    1997     1996
                                          (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

 Net income (loss)                    $  59     $ 80   $ 164   $ (354)
 Reconciliation of net cash
  provided by operating activities:
  Noncash items:
    Provision for depreciation and
     amortization                        45       39     121      107
    Provision (credit) for deferred
     income taxes                         4       60      60     (285)
    Provision for asbestos litigation
     claims                               -        -       -      875
    Other                                (5)      (1)    (12)       1
  (Increase) decrease in receivables    (40)     (48)   (203)    (149)
  (Increase) decrease in inventories     47      (18)    (45)     (87)
  Increase (decrease) in accounts
   payable and accrued liabilities      (30)      50    (120)     (16)
  Increase (decrease) in accrued
   income taxes                          (2)     (25)    (28)      30
  Proceeds from insurance for asbestos
   litigation claims, excluding
   Fibreboard                            29        -      93       63
  Payments for asbestos litigation
   claims, excluding Fibreboard         (62)     (57)   (247)    (178)
  Other                                  42      (23)    (15)     (37)

        Net cash flow from operations    87       57    (232)     (30)

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment       (44)     (57)   (175)    (224)
 Investment in subsidiaries, net of
  cash acquired                        (527)       -    (547)     (39)
 Proceeds from the sale of affiliate      -        -       -       55
 Other                                   (1)      (2)    (10)     (14)

      Net cash flow from investing   $ (572)   $ (59)  $(732)   $(222)




      The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Continued)

                                         Quarter          Nine Months
                                          Ended              Ended
                                       September 30,     September 30,
                                       1997     1996     1997     1996
                                          (In millions of dollars)
NET CASH FLOW FROM FINANCING

 Net additions to long-term credit
  facilities (Notes 3 and 4)          $ 709    $  (5)   $ 992    $ 179
 Other additions to long-term debt       21        5      157       18
 Other reductions to long-term debt    (147)      (1)    (188)     (33)
 Net increase in short-term debt        (91)      12      (29)     100
 Dividends paid                          (3)       -      (10)       -
 Other                                  (13)      (2)       8        -

      Net cash flow from financing      476        9      930      264

Effect of exchange rate changes on
 cash                                    (1)       -       (2)       1

Net increase (decrease) in cash
 and cash equivalents                   (10)       7      (36)      13

Cash and cash equivalents at
 beginning of period                     19       24       45       18

Cash and cash equivalents at end
 of period                             $  9     $ 31     $  9    $  31



     The accompanying notes are an integral part of this
                         statement.

               OWENS CORNING AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        Quarter        Nine Months
                                         Ended            Ended
                                     September 30,    September 30,
1.  SEGMENT DATA                     1997     1996    1997     1996
                                        (In millions of dollars)

NET SALES

Industry Segments

 Building Materials
  United States                   $  807    $  637     $ 1,907    $ 1,677
  Europe                              74        76         220        203
  Canada and other                    73        40         145         94

   Total Building Materials          954       753       2,272      1,974

 Composite Materials
  United States                      150       151         449        453
  Europe                              91        87         291        302
  Canada and other                    43        34         118        101

   Total Composite Materials         284       272         858        856

 Intersegment sales
  Building Materials                   -         -           -          -
  Composite Materials                 28        30          83         84
  Eliminations                       (28)      (30)        (83)       (84)

   Net sales                      $1,238    $1,025      $3,130     $2,830

Geographic Segments

 United States                    $  957    $  788      $2,356     $2,130
 Europe                              165       163         511        505
 Canada and other                    116        74         263        195

   Total                          $1,238    $1,025      $3,130     $2,830

 Intersegment sales
  United States                       28        27          88         72
  Europe                               9         8          25         29
  Canada and other                    18        19          66         58
  Eliminations                       (55)      (54)       (179)      (159)

   Net sales                      $1,238    $1,025      $3,130     $2,830

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

                                      Quarter        Nine Months
                                       Ended            Ended
                                    September 30,    September 30,
1.  SEGMENT DATA (Continued)        1997     1996    1997     1996
                                       (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS (1)

Industry Segments

 Building Materials
  United States                     $  75    $  75    $ 179   $ 161
  Europe                                1        7        6      15
  Canada and other                      8        9       14       5

   Total Building Materials            84       91      199     181

 Composite Materials
  United States                        37       50      132     118
  Europe                               (2)       7        5      46
  Canada and other                     (1)       3       (2)     12

   Total Composite Materials           34       60      135     176

 General corporate expense            (23)     (23)     (57)   (919)

   Income from operations              95      128      277    (562)

 Cost of borrowed funds               (36)     (20)     (78)    (56)

   Income before provision
     for income taxes               $  59    $ 108    $ 199  $ (618)

Geographic Segments

  United States                     $ 112    $ 125    $ 311  $  279
  Europe                               (1)      14       11      61
  Canada and other                      7       12       12      17
  General corporate expense           (23)     (23)     (57)   (919)

    Income from operations             95      128      277    (562)

 Cost of borrowed funds               (36)     (20)     (78)    (56)

   Income before provision
     for income taxes               $  59    $ 108    $ 199  $ (618)

(1) Income  from  operations  for the quarter  and  nine  months ended September 30, 1996 includes the Company's pretax charge of $875 million for asbestos litigation claims to be received after 1999 all of which was recorded as an increase in general corporate expense. Income from operations for the nine months ended September 30, 1996 also includes the Company's pretax gain of $37 million from the sale of its ownership interest in its Japanese affiliate Asahi Fiber Glass Co. Ltd., all of which was recorded as a reduction in general corporate expense. Also included are special charges totaling $42 million including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens Corning Foundation. The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $19 million, $1 million and $2 million, respectively, Composite Materials in the United States and Europe by $3 million and $2 million, respectively, and to increase general corporate expense by $15 million.

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

3.   ACQUISITIONS

At the end of the second quarter of 1997, the Company completed its cash tender offer to acquire the outstanding shares of Fibreboard Corporation at $55 per share. Fibreboard, a North American manufacturer of vinyl siding and accessories, as well as manufactured stone, operates more than 130 company-owned distribution centers in 32 states. At the time of acquisition, management formulated a plan to divest Fibreboard's calcium silicate insulation and metal jacket business (Pabco). Pabco's assets are included in other current assets as available for sale.

The purchase price of Fibreboard was $660 million, including $138 million of debt assumed, the majority of which was financed through borrowings on the Company's new long-term credit facility early in the third quarter of 1997 (see Note
4).

The following unaudited table presents the pro forma results of operations for the quarter and nine months ended September 30, 1997 and 1996, assuming the acquisition of Fibreboard occurred at the beginning of each period presented. These results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisition and are not necessarily indicative of what the results would have been had the transactions actually occurred at the beginning of the periods presented. The pro forma results do not include operations that were discontinued by Fibreboard prior to the acquisition, or Pabco.

                                          Quarter           Nine Months
                                           Ended               Ended
                                        September 30,      September 30,
                                        1997     1996      1997     1996
                                             (In millions of dollars,
                                                except share data)

Net  sales                              $1,238   $1,207    $3,461   $3,299
Income from continuing operations           59       81       158     (362)
Fully diluted earnings per share
 from continuing operations             $ 1.04   $ 1.46    $ 2.81   $(7.00)

The Company completed additional acquisitions during 1997 in the Building Materials segment in the U.S. and Europe. The Company also completed two acquisitions in Composite Materials impacting the U.S. and Canada and other geographic segments. The aggregate purchase price of these acquisitions was $47 million. These acquisitions exchanged 340,000 shares of the Company's common stock and $34 million in cash. The pro forma effect of these acquisitions was not material to net income for the quarters or nine months ended September 30, 1997 and 1996.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

3.   ACQUISITIONS (Continued)

All of the Company's acquisitions have been accounted for using the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations of the acquisitions have been included in the Company's consolidated financial statements subsequent to the respective dates of acquisition.

The purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The estimated fair value of assets acquired from Fibreboard, including goodwill, was $912 million; liabilities assumed totaled $390 million, $138 million of which was debt. The 1997 acquisitions include goodwill of $436 million, which is being amortized over 40 years.

4.  LONG-TERM DEBT

On June 26, 1997 the Company entered into a long-term revolving credit agreement with a maximum commitment equivalent to $2 billion, of which portions can be denominated in Canadian dollars, Belgian francs or British pounds. Issuance costs incurred in conjunction with the establishment of this new credit facility are included in other noncurrent assets and being amortized over the term of the facility. The agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates. The commitment fee, charged on the entire commitment, is a sliding scale based on credit ratings and was .15% at September 30, 1997.

Early  in  the  third quarter of 1997 the  Company  borrowed
$1.04 billion at LIBOR plus .275% under the new facility. The proceeds borrowed were used to pay off the Company's previous U.S. and Canadian facilities and select short term debt instruments, and to fund the acquisition of Fibreboard, which included the purchase of Fibreboard's outstanding shares as well as the refinancing of substantially all of Fibreboard's preacquisition debt.

5.                        INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                        Quarter         Nine Months
                                         Ended             Ended
                                     September 30,     September 30,
                                     1997     1996     1997     1996
U.S. federal statutory rate           35%      35%      35%    (35)%
State and local income taxes           3       (7)       3      (5)
Adjustment of deferred tax asset
  valuation allowance                  -        -       (4)     (1)
Foreign tax credits                   (4)       -       (2)      -
Conclusion of prior year tax audits  (10)       -       (2)      -
Effect of change in state tax rates   (9)       -       (3)      -
Other                                 (7)       1       (3)     (1)

Effective tax rate                     8%      29%      24%    (42)%

During the third quarter of 1997, the Company recorded one-time tax benefits of approximately $13 million. These benefits primarily resulted from a revaluation of deferred state income taxes based on a historical weighted average of statutory state tax rates and the conclusion of certain prior year tax audits with the IRS.

During the first quarter of 1996, the Company reversed approximately $7 million of its deferred tax asset valuation allowances on the operating loss carryforwards of a foreign subsidiary as management determined that the loss carryforwards would be realizable. In the first quarter of 1997, the Company reversed the remaining $7 million valuation allowance on this loss carryforward.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6. INVENTORIES

                                       September 30,           December 31,
                                           1997                    1996
                                             (In millions of dollars)
Inventories are summarized as follows:

  Finished goods                         $  356                  $  273

  Materials and supplies                    211                     149

  FIFO inventory                            567                     422

  Less:  Reduction to LIFO basis            (78)                    (82)

                                         $  489                  $  340

Approximately  $306  million  and  $216  million   of   FIFO
inventories  were valued using the LIFO method at  September
30, 1997 and December 31, 1996, respectively.

7. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                          Quarter        Nine Months
                                           Ended            Ended
                                        September 30,    September 30,
                                        1997     1996    1997     1996
                                           (In millions of dollars)

Income taxes                            $  9     $  3    $ 18     $ (6)
Cost of borrowed funds                    18       12      64       51

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

During the third quarter of 1997, gross payments for asbestos litigation claims against Fibreboard were approximately $31 million, all of which was paid directly by Fibreboard's insurers or from the escrow account to claimants on Fibreboard's behalf. During the third quarter, Fibreboard also reached settlement agreements with plaintiffs for amounts totaling approximately $16 million. Fibreboard settlement agreements are reflected on the Company's consolidated balance sheet as an increase to both the Fibreboard asbestos costs to be reimbursed and asbestos claims settlements when the agreements are reached.

8. SUBSEQUENT EVENTS

Early in the fourth quarter, Owens Corning completed the asset acquisition of AmeriMark Building Products, Inc., a specialty building products company which serves the exterior residential housing industry. The acquisition was completed for a purchase price of $309 million in trust preferred hybrid securities, plus a cash adjustment for changes in net working capital. The securities will be recorded as minority interest on the Company's balance sheet.

9. CONTINGENT LIABILITIES

ASBESTOS LIABILITIES

A.    OWENS CORNING (EXCLUDING FIBREBOARD)

Owens Corning is a co-defendant with other former manufacturers, distributors and installers of products containing asbestos and with miners and suppliers of asbestos fibers (collectively, the "Producers") in personal injury and property damage litigation. The personal injury claimants generally allege injuries to their health caused by inhalation of asbestos fibers from Owens Corning's products. Most of the claimants seek punitive damages as well as compensatory damages. The property damage claims generally allege property damage to school, public and commercial buildings resulting from the presence of products containing asbestos. Virtually all of the asbestos-related lawsuits against Owens Corning arise out of its manufacture, distribution, sale or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture of which was discontinued in 1972.

Status

As of September 30, 1997, approximately 170,400 asbestos personal injury claims were pending against Owens Corning, of which 28,000 were received in the first nine months of 1997. Owens Corning received approximately 36,400 such claims in 1996 and 55,900 in 1995.

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

During 1996, Owens Corning engaged in discussions with a group of approximately 30 leading plaintiffs' law firms to explore approaches toward resolution of its asbestos liability. Agreements with the various firms not to file claims against Owens Corning except for those involving malignancies, most of which agreements expired on or before January 1, 1997, may have impacted the number of cases received by Owens Corning during 1996 and the first two quarters of 1997.

Through September 30, 1997, Owens Corning had resolved (by settlement or otherwise) approximately 198,800 asbestos personal injury claims. This number includes cases resolved by two orders of dismissal for lack of medical proof, covering approximately 18,900 federal maritime cases which named Owens Corning as a defendant, resulting in a 15,600 case reduction in the backlog after reduction for duplicate cases and cases previously settled. Of these cases, approximately 11,700 were dismissed in 1996, with the remaining 3,900 being dismissed in the first quarter of 1997. The total resolutions also include approximately 4,000 cases dismissed during the third quarter 1997 in Texas. These cases were dismissed under that state's newly enacted forum non conveniens law. During 1996, 1995 and 1994, Owens Corning resolved approximately 60,600 asbestos personal injury claims, over 99% without trial, and incurred total indemnity payments of $626 million (an average of about $10,300 per case).

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

Insurance

As of September 30, 1997, Owens Corning had approximately $236 million in unexhausted insurance coverage (net of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1998 and beyond under agreements with the carriers confirming such coverage. All of Owens Corning's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

Owens Corning's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received in the future, and its estimated insurance recoveries in respect of such claims, are reported separately as follows:

                                     September  30,      December 31,
                                         1997                1996
                                         (In millions of dollars)
Reserve for asbestos
litigation claims
   Current                            $   300            $   300
   Other                                1,423              1,670
      Total Reserve                     1,723              1,970

Insurance for asbestos
litigation claims
   Current                                 50                100
   Other                                  411                454

      Total Insurance                     461                554

Net Owens Corning Asbestos Liability  $ 1,262            $ 1,416

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

As of September 30, 1997, approximately 106,200 asbestos personal injury claims were pending against Fibreboard, of which 30,300 were received in the first nine months of 1997. Fibreboard received approximately 32,900 such claims in 1996 and 20,700 in 1995. These claims and most of the pending claims are made against the Fibreboard Global Settlement Trust and are subject to the Global Settlement injunction discussed below. In the first nine months of 1997, Fibreboard resolved approximately 2,300 asbestos personal injury claims at an average cost of $35,000 per claim. Approximately 2,700 such claims were resolved in 1996 at an approximate average cost of $34,000 per claim and 14,500 were resolved in 1995 at an approximate average cost of $12,000 per claim.

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

As of September 30, 1997, amounts payable under various asbestos claim settlement agreements were $73 million. These amounts are payable either from the Settlement Trust discussed below or directly by the insurers. Amounts due from insurers in payment of these or past claims paid directly by Fibreboard, as of September 30, 1997 are $95 million.

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

The parties opposing the Global Settlement filed petitions seeking review with the U.S. Supreme Court. On June 27, 1997, the Supreme Court granted the petition, vacated the judgment and remanded the case to the Fifth Circuit for further consideration in light of the Supreme Court's decision in the Amchem Products, Inc. V. Windsor case. Amchem involved a proposed nationwide class action settlement of future asbestos personal injury claims against the members of the Center for Claims Resolution. The Supreme Court, affirming the intermediate appellate court, disapproved and vacated the Amchem class action settlement, determining that the Amchem class action failed to meet the requirements of Federal Rule of Civil Procedure 23. In light of the remand to the Fifth Circuit, final resolution of the Global Settlement may not be known until 1998 or later.

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

The Settlement Trust will be funded principally by Continental and Pacific. These insurers have placed $1,525 million in an interest-bearing escrow account pending court approval of the settlements. Fibreboard is responsible for contributing $10 million plus accrued interest toward the Settlement Trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company has already paid $9.9 million into the escrow account on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. The balance of the escrow account was $1,696 million at September 30, 1997, after payment of interim expenses and exigent claims associated with the Global Settlement.

If the Global Settlement becomes effective, Fibreboard would have no on-going or future liabilities for asbestos personal injury claims in excess of the $10 million currently reserved in other long term liabilities.

The Insurance Settlement is structured as an alternative solution in the event the Global Settlement fails to receive final approval. Under the Insurance Settlement, Continental and Pacific will pay in full settlements reached as of August 27, 1993 and provide Fibreboard with the remaining balance of the Global Settlement escrow account for claims filed after August 27, 1993, plus an additional $475 million for claims which were pending but not settled at August 27, 1993, less amounts paid for those claims since August 27, 1993. Upon fulfillment of their obligations under the Insurance Settlement, Continental and Pacific will be discharged from any further obligations to Fibreboard under their insurance policies and will be protected by an injunction against any claims of asbestos personal injury claimants based upon those insurance policies. Under the Insurance Settlement, Fibreboard will manage the defense and resolution of asbestos-related personal injury claims and will remain subject to suit by asbestos personal injury claimants.

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

RESULTS OF OPERATIONS

Net sales were $1.238 billion for the quarter ended September 30, 1997, a 21% increase from the 1996 level of $1.025 billion. The third quarter 1997 growth is attributable to the benefits of acquisitions, most notably the acquisition of Fibreboard Corporation that was completed at the end of the second quarter. Continued volume increases in composites were more than offset by declines in worldwide composites pricing. The decline in composites pricing was most notable in Europe and primarily reflects an overall weak economic climate. Additionally, the sales results reflect the adverse impact of a stronger U.S. dollar on sales in foreign currencies as well as a decline in insulation prices in the U.S. and Canada. Gross margin for the quarter ended September 30, 1997 was 23%, a decline from the third quarter 1996 level of 26%, primarily resulting from lower prices.

Net income for the quarter ended September 30, 1997 was $59 million, or $1.04 per share, compared to net income of $80 million, or $1.44 per share, for the quarter ended September 30, 1996. The lower earnings reflect the factors discussed above as well as increased cost of borrowed funds. The increase in cost of borrowed funds primarily reflects the financing of the Fibreboard acquisition and working capital requirements. Net income for the quarter ended September 30, 1997 also reflects one-time tax benefits of $13 million. Please see Note 5 to the Consolidated Financial Statements.

Net sales for the nine months ended September 30, 1997, were $3.130 billion, an 11% increase over the $2.830 billion reported for the first nine months of 1996. This increase reflects the integration of acquisitions as well as volume increases, offset by declines in pricing and the stronger U.S. dollar.

For the nine months ended September 30, 1997, the Company reported net income of $164 million, or $2.91 per share, compared to a net loss of $354 million, or $6.86 per share, for the comparable period in 1996. Net income for 1997 reflects the impact of higher volume and the tax benefits described above, offset by lower prices in composites worldwide and insulation in North America as well as increased cost of borrowed funds. Included in the nine months ended September 30, 1996 was the net after-tax charge of $542 million for asbestos litigation claims that may be received after 1999 and probable additional insurance recovery. Also included in the nine months ended September 30, 1996 were a $37 million pretax gain ($27 million after-tax) from the sale of the Company's minority interest in Asahi Fiber Glass Co. Ltd. in Japan and several one-time special charges totaling approximately $42 million pretax ($27 million after-tax), including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation.

Marketing and administrative expenses were $162 million for the quarter ended September 30, 1997, compared to $126 million in the same period in 1996. The increase is primarily the result of incremental expenses from acquisitions.

Building Materials

In the Building Materials segment, sales increased 27% for the quarter and 15% for the nine months ended September 30, 1997 compared to 1996. This growth primarily reflects the incremental sales from acquisitions. Income from operations for Building Materials decreased 8% for the quarter but increased 10% for the nine months ended September 30, 1997 compared to 1996. Income from operations in 1997 reflects insulation pricing pressures and lower volume in Roofing Systems. The results for the nine months ended September 30, 1996 include $22 million of special charges recorded during the first quarter. Please see Note 1 to the Consolidated Financial Statements.

At the end of the second quarter, the Company completed the acquisition of Fibreboard Corporation. The purchase price for all of the outstanding stock of Fibreboard was $660 million, including $138 million of debt assumed, the majority of which was financed through borrowings under the Company's long-term credit facility.

The consolidated results of the Company include the results of operations of Fibreboard beginning with the third quarter of 1997. To enhance comparability, certain information below is presented on a "pro forma" basis and reflects the acquisition of Fibreboard (excluding Pabco and operations that were discontinued by Fibreboard prior to the acquisition) as though it had occurred at the beginning of the respective periods presented.

The pro forma results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisition, and are not necessarily indicative of the combined results that would have occurred had the acquisition occurred at the beginning of those periods.

                                          PRO FORMA       AS REPORTED
                                         Nine Months      Nine Months
                                            Ended            Ended
                                        September 30,     September  30,
                                        1997     1996     1997      1996
                                            (In millions of dollars,
                                               except share data)

Net  sales                           $ 3,461  $ 3,299   $ 3,130  $ 2,830
Income from continuing operations        158     (362)      164     (354)
Fully diluted earnings per share
   from continuing operations        $  2.81    (7.00)  $  2.91    (6.86)

Early in the fourth quarter, Owens Corning completed the asset acquisition of AmeriMark Building Products, Inc., a specialty building products company which serves the exterior residential housing industry. With the acquisition of AmeriMark and Fibreboard, Owens Corning has become a leader in the vinyl siding market in North America. The acquisition was completed for a purchase price of $309 million in trust preferred hybrid securities, plus a cash adjustment for changes in net working capital. The securities will be recorded as minority interest on the Company's balance sheet.

During the first quarter of 1997, the Company acquired Polypan Nord S.P.A., a manufacturer of extruded polystyrene foam (XPS) insulation products based in Italy and Falcon Manufacturing of California, Inc., a U.S. producer of expanded polystyrene (EPS) foam insulation products.

Composites

In the Composite Materials segment, sales increased 4 percent for the quarter and were flat for the nine months ended September 30, 1997, versus 1996. The sales results for both periods of 1997 reflect volume increases globally offset by pricing weakness and the strength of the U.S. dollar. Composite Materials income from operations in the third quarter and the first nine months of 1997 reflects a 43% and 23% decline, respectively, when compared to income from operations in the same periods of 1996. The decline is primarily attributable to the pricing weakness being experienced in Europe. The results for the nine months ended September 30, 1996 include $5 million of special charges recorded during the first quarter. Please see Note 1 to the Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding asbestos-related activities, was $120 million for the third quarter of 1997, compared to $114 million for third quarter 1996. The slight increase from 1996 to 1997 is primarily attributable to a decrease in inventories offset by a decline in accounts payable and accrued liabilities and an increase in receivables. Inventories and receivables at September 30, 1997, including $116 million of inventories and $99 million of receivables acquired during 1997, increased 44% and 93%, respectively, over December 31, 1996 levels. Please see Notes 6 and 7 to the Consolidated Financial Statements.

At September 30, 1997, the Company's net working capital was $326 million and its current ratio was 1.30, compared to negative $163 million and .85, respectively, at December 31, 1996. The increase in 1997 is the result of increased working capital, driven by higher inventories and receivables as discussed above, as well as a decline in accounts payable and accrued liabilities.

The Company's total borrowings at September 30, 1997 were $1.986 billion, $1.052 billion higher than at year-end 1996. At the beginning of the third quarter of 1997, the Company borrowed approximately $660 million to finance the acquisition of Fibreboard. The remainder of the total borrowings reflects seasonal increases in the Company's working capital.

As of September 30, 1997, the Company had unused lines of credit of $761 million available under long-term bank loan facilities and an additional $129 million under short-term facilities, compared to $440 million and $195 million, respectively, at year-end 1996. The net increase in available lines of credit is primarily the result of the establishment of the Company's $2 billion credit facility at the end of the second quarter. Letters of credit issued under the facility, most of which support appeals from asbestos trials, reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above.

Capital spending for property, plant and equipment, excluding acquisitions and investments in affiliates, was $44 million during the third quarter of 1997. For the year 1997, the Company anticipates capital spending, exclusive of acquisitions and investments in affiliates, to be approximately $220 million. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims against Owens Corning (excluding Fibreboard throughout this paragraph) during the third quarter of 1997, including $13 million in defense costs and $2 million for appeal bond and other costs, were $62 million. Proceeds from insurance were $29 million, resulting in a net pretax cash outflow of $33 million, or $20 million after-tax. During the third quarter of 1997, Owens Corning received approximately 11,400 new asbestos personal injury cases and closed approximately 6,700 cases. Over the next twelve months, Owens Corning's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million. Proceeds from insurance of $50 million are expected to be available to cover Owens Corning's costs during this period, resulting in a net pretax cash outflow of $250 million, or $150 million after-tax. For all of 1998, total payments for asbestos litigation claims are expected to approximate $350 million and it is estimated that insurance proceeds will be approximately $100 million.
Please   see   Note   9-A  to  the  Consolidated   Financial
Statements.

Gross   payments  for  asbestos  litigation  claims  against
Fibreboard   during   the  third  quarter   of   1997   were
approximately $31 million, all of which was paid directly by
Fibreboard's   insurers   or  from  the  escrow  account  to
claimants on Fibreboard's behalf. During the  third  quarter,
Fibreboard   received  approximately  9,100   new   asbestos
personal  injury  claims,  and  resolved  approximately  500
claims.   During  the next twelve months, any  payments  for
asbestos claims against Fibreboard are expected to be paid by Fibreboard's insurers or from the escrow account. Please see Notes 7 and 9-B to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank loan facilities, to be sufficient to satisfy its debt service obligations under its existing indebtedness, as well as its contingent liabilities for uninsured asbestos personal injury claims.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws, including two state Superfund sites where the Company is the primary generator. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the third quarter of 1997, the Company was designated a PRP in such federal, state, local or private proceedings for no additional sites. At September 30, 1997, a total of 40 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $30 million reserve, of which $15 million relates to Fibreboard, for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include wool fiberglass, mineral wool, asphalt roofing and processing, and metal coil coating. The EPA's currently announced schedule is to issue regulations covering wool fiberglass and mineral wool in 1998, asphalt roofing and processing in 1999, and metal coil coating in 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

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

                 PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See the paragraphs in Note 9, Contingent Liabilities, to the Company's Consolidated Financial Statements above, which are incorporated here by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended
     September 30, 1997.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended September 30, 1997 by the issuance or modification of any other class of securities.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended September 30, 1997, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)  During  the  quarter  ended  September  30,  1997,  no
     material  arrearage  in  the  payment   of   dividends
     occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or
     which  ranks  prior  to  any   class   of   registered
     securities,  or with respect to any class of preferred
     stock   of   any significant subsidiary of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 1997.

ITEM 5. OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K.

     During the quarter ended September 30, 1997, the Company filed the following current reports on Form 8-K:

      -  Filed July 15, 1997, under Item 2.
      -  Filed August 8, 1997, under Items 5 and 7.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OWENS CORNING

                                     Registrant


Date: November 14, 1997              By: /s/  David W. Devonshire
                                     David W. Devonshire
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (as duly authorized officer)



Date: November 14, 1997              By: /s/  Steven J. Strobel
                                     Steven J. Strobel
                                     Vice President and Controller

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

       Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (filed as Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-
       3660) for the quarter ended June 30, 1997).

(10)   Material Contracts.

       Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (filed as Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-
       3660) for the quarter ended June 30, 1997).

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