Form 10-K
period 1997-12-31
OWENS CORNING
filed 1998-03-13
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 1997

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

Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At   February  17,  1998,  the  aggregate  market  value  of
Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $1,493,937,563, assuming for purposes of this computation only that all directors and executive officers are considered affiliates.

At  February  17,  1998,  there were outstanding  53,496,970 shares of Registrant's $.10 par value common stock.

Parts of Registrant's definitive 1998 proxy statement filed or to be filed pursuant to Regulation 14A (the "1998 Proxy
Statement") are incorporated by reference into Part III of this Form 10-K.

                           PART I

ITEM 1.  BUSINESS

Owens Corning (formerly known as Owens-Corning Fiberglas Corporation), a global company incorporated in Delaware in
1938,   serves  consumers  and  industrial  customers   with
building  materials  systems  and  high  performance   glass
composites and building materials systems. These products are used in industries such as home improvement, new construction, transportation, marine, aerospace, energy,
appliance,  packaging  and  electronics.   Many   of   these
products are marketed under the trademark FIBERGLAS(R) and/or the color PINK trademark.

Approximately eighty percent of Owens Corning's sales are related to home improvement, sales of composite materials and sales outside U.S. markets. Approximately twenty percent of the Company's sales are related to new U.S. residential construction.

Owens Corning's executive offices are at One Owens Corning Parkway, Toledo, Ohio 43659; telephone (419) 248-8000. Unless the context requires otherwise, the terms "Owens Corning" and "Company" in this report refer to Owens Corning and its subsidiaries.

The Company operates in two industry segments - Building Materials and Composite Materials. In 1997, the Building Materials segment accounted for 74% of the Company's total sales while Composite Materials accounted for 26% of total sales. Owens Corning acquired Fibreboard Corporation and AmeriMark Building Products, Inc. in 1997, making Owens Corning the leader in the U.S. vinyl siding, siding accessories and cast stone markets, as well as providing the Company with a large network of company-owned specialty distribution centers. These operations are included in the Building Materials segment.

The Company also has affiliate companies in a number of countries. Affiliated companies' sales, earnings and assets are not included in either industry segment unless the Company owns more than 50% of the affiliate.

Revenue, operating profit, and identifiable assets attributable to each of Owens Corning's industry and geographic segments, as well as information concerning the dependence of the Company's industry segments on foreign operations, for each of the years 1997, 1996, and 1995, are contained in Note 1 to Owens Corning's Consolidated Financial Statements, entitled "Segment Data", on pages 37 through 42 hereof.

BUILDING MATERIALS

Principal Products And Methods Of Distribution

The Building Materials segment operates primarily in North America and Europe. It also has a growing presence in Latin
America  and  Asia  Pacific.   Building  Materials  sells  a
variety of building and home improvement products in three the major categories: (i) glass fiber, foam and mineral wool insulation,(ii) roofing materials, and (iii) exterior products for home, such as vinyl and metal siding and accessories, vinyl windows and patio doors, rainwear (consisting primarily of gutters and downspouts), cast stone building products and rebranded housewrap. The businesses responsible for these products and markets include: Insulating Systems, Roofing
Systems,   Exterior  Systems,  System  Thinking  Sales   and
Distribution and International Building Materials Systems.

In 1997 Owens Corning became the industry leader in the vinyl siding market with its acquisitions of Fibreboard Corporation and AmeriMark Building Products, Inc. Together, these acquisitions represent well over $1 billion in residential exterior building product sales, including vinyl siding, vinyl windows and patio doors, aluminum products and cast stone products. The Company now has eight vinyl siding manufacturing plants, five aluminum products manufacturing plants and nearly 200 company-owned specialty distribution centers. Almost all siding is sold through distribution, mostly specialty distributors who cater to exterior contractors by providing siding, siding accessories, aluminum rainwear and often windows and patio doors. Owens Corning's network of company-owned outlets accounts for over half of the Company's siding sales. Cast stone is sold primarily through independent dealers and masonry suppliers.

The Company's System Thinking Sales and Distribution Business is a major source of sales of building insulation products to lumber yards and home centers and roofing shingles, housewrap, windows/patio doors, and vinyl siding to retailers and distributors. These products are used primarily in the home improvement and new residential construction markets. In 1997, approximately twenty percent of the Company's sales were related to new construction activities in the United States, while home improvement and remodeling accounted for approximately forty-two percent.

Other channels of distribution for the Company's building materials include sales of insulation products in North America to insulation contractors, wholesalers, specialty distributors, manufacturers and metal building insulation laminators, mechanical insulation distributors and fabricators, manufactured housing producers, and appliance, office products and automotive manufacturers. Foam insulation and related products are sold to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers; commercial and industrial markets through specialty distributors; and, in some cases, large contractors, particularly in the agricultural and cold storage markets.

In Europe, Asia and Latin America building techniques do not employ as much open-cavity construction as in North America, which represents a greater opportunity for growth in foam insulation over glass fiber. In developing markets, both foam and fiberglass are opportunities. In Europe, the Company sells building insulation to large insulation wholesalers, builder merchants, contractors, distributors, and retailers. The Company sells mechanical insulation products to distributors, fabricators, and manufacturers in the heating, ventilation, power and process, appliance and fire protection industries. The Company has foam plants in the U.K., Spain and Italy and has licensed others for the manufacture of foam products at locations in Europe, the Middle East and Asia. The Company sells foam products through traditional agents and distributors where licensing does not exist.

In Latin America, the Company produces and sells building and mechanical insulation primarily through an affiliate joint venture in Mexico, as well as exports from U.S. plants. In Asia Pacific, the Company sells primarily mechanical insulation through joint venture businesses, including two majority owned insulation plants and an insulation fabrication center in China, two minority owned joint ventures, one in Saudi Arabia and one in Thailand, and four licensees.

The Company sells roofing shingles to distributors and retailers, who resell them to residential roofing and remodeling contractors, as well as to do-it-yourself customers. Approximately 80% of roofing shingles sold in North America are used for reroofing, with new residential construction accounting for the remainder. Owens Corning also sells residential shingles through exports from the U.S. to East European, Latin American and Asia Pacific countries.

The Company sells non-paving asphalt products, including industrial and specialty applications, under the TrumbullT brand name. There are three principal kinds of industrial asphalt: Built-Up Roofing Asphalt (BURA), used in commercial flat roof systems to provide waterproofing and adhesion; saturants or coating asphalt, used to manufacture roofing mats, felts and residential shingles; and industrial specialty asphalt, used by manufacturers in a variety of products such as waterproofing systems, adhesives, coatings, dyes, and product extenders, as well as in various automotive applications.

There are several channels of distribution for the Company's asphalt products. The Company's asphalt products are used internally in the manufacture of the Company's residential roofing products and are also sold to other shingle manufacturers. In addition, asphalt is sold to roofing contractors and distributors for BURA systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction.


Seasonality

Sales in the Building Materials segment tend to follow seasonal home improvement, remodeling and renovation, and new construction industry patterns. Sales levels for the segment, therefore, are typically lower in the winter months.

Major Customers

No customer in the Building Materials segment accounted for more than four percent of the segment's sales in 1997.

COMPOSITE MATERIALS

Principal Products and Methods of Distribution

Composite  Materials operates in North America,  Europe  and
Latin America, with affiliates and licensees around the world, including a growing presence in Asia Pacific. The businesses responsible for these products include:
Composites Systems and Engineered Pipe Systems.

The Company is the world's leading producer of glass fiber materials used in composites. Composites are fabricated material systems made up of two or more components (e.g., plastic resin and glass fiber) used in various applications to replace traditional materials, such as aluminum, wood, and steel. The global composites industry has expanded to
include  more than 40,000 end-use applications.   Worldwide,
the composites industry has relatively few raw material component suppliers (glass fiber, resin and additives) delivering to thousands of industrial customers through
various  channels.   Depending on the  end-use  application,
these raw materials move through different manufacturing process chains, ultimately finding their way to consumers
through  myriad  markets worldwide.   The  primary  end  use
markets that the Company serves are transportation, building construction, electrical/electronics, consumer recreational
and  infrastructure  and  other.   Overall, approximately 65
percent of production is sold directly to external customers, mostly plastics or roofing companies, approximately 20 percent is used internally in the roofing and pipe operations and the remainder is sold to specialized industrial distributors, most often those who cater specifically to the plastics industry.

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

The most significant use of glass fibers within the transportation market is the automotive and trucking industry, which continues to grow as the amount of composite materials used per vehicle increases. There are hundreds of composites applications, including instrument panels; exterior and interior body panels such as fenders, doors and hoods, instrument panels, bumpers, lamp housings and headliners; valve covers; luggage racks; distributor caps; timing belts; packaging for electronics; mufflers and tanks for alternative fuel vehicles. These composite parts are either produced by original equipment manufacturers (OEMs), or are purchased by OEMs from first-tier suppliers. Glass fibers for these parts are sold mostly to first-tier and second-tier OEM suppliers. Non-automotive transportation applications include heavy trucks, railcars, shipping containers, intermodal refrigerated containers, trailers and commercial ships.

Within the electrical/electronics markets, glass fiber is used extensively in printed circuit boards made for the consumer electronics, transportation, and telecommunications industries. The Company sells glass fiber to a small number of large fabric weavers, who, in turn, supply their products to the circuit board industry. Glass fiber composites are also used to protect and reinforce fiber optic and copper cables. Through the 1997 acquisition of The Stewart Group, Inc. the Company is now a producer of the central strength member of fiber optic cables. Applications also include connectors, circuit breaker boxes, computer housings, electricians' safety ladders, and hundreds of various electro/mechanical components.

The  consumer  recreational markets are sporting  goods  and
marine.   The Company sells  composites  materials  to  OEMs
Equipment Manufacturers and boat builders, both directly and through distributors.

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

Major Customers

No customer in the Composite Materials segment accounted for more than five percent of the segment's sales in 1997.

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

The Company has issued royalty-bearing patent licenses to companies in several foreign countries. The licenses cover technology (glass fiber and foam insulation and glass fiber reinforcements) relating to both industry segments.

Including registered trademarks for the Owens Corning logo, the Color Pink, and Fiberglas, the Company has approximately 225 trademarks registered in the United States and approximately 925 trademarks registered in other countries.

The Company considers its patent and trademark positions to be adequate for the present conduct of its business in each of its industry segments.

Working Capital

Owens Corning's manufacturing operations in each of its industry segments are generally continuous in nature and it warehouses much of its production prior to sale since it operates primarily with short delivery cycles.

Research And Development

During 1997, 1996 and 1995, the Company spent approximately $69 million, $78 million, and $69 million, respectively, for research and development activities. Research and development costs included continuing commercial activities such as engineering and product modifications for special applications and testing in 1996 and 1995. Customer sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning's capital expenditures relating to compliance with environmental control requirements were approximately $16 million in 1997. The Company currently estimates that such capital expenditures will be approximately $17 million in 1998 and $17 million in 1999.

The Company does not consider that it has experienced a material adverse effect upon its capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs of environmental control equipment, however, were approximately $54 million in 1997. Owens Corning continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

The 1990 Clean Air Act Amendments (Act) provide that the United States Environmental Protection Agency (EPA) will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include wool fiberglass, mineral wool, asphalt roofing and processing, and metal coil coating. The EPA's currently announced schedule is to issue regulations covering wool fiberglass and mineral wool in

1998 and asphalt roofing and processing in 1999, and metal coil coating in 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

Number Of Employees

Owens Corning averaged approximately 22,000 employees during 1997 and had approximately 24,000 employees at December 31, 1997.

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

Owens Corning also competes with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, the Company competes with many other manufacturers in the sale of industrial asphalts, vinyl siding, windows and patio doors and other products.

Methods of competition include product performance, price, terms, service and warranty.

ITEM 2.  PROPERTIES

PLANTS

Owens Corning's plants as of February 1, 1998 are listed below by industry segment and primary products, and are owned except as noted. The Company considers that these properties are in good condition and well maintained, and are suitable and adequate to carry on the Company's business. The capacity of each plant varies depending upon product mix.

Thermal And Acoustical Insulation

     Delmar, New York                Palestine, Texas
     Eloy,  Arizona                  Phenix City,  Alabama (1)
     Fairburn, Georgia               Salt Lake City, Utah
     Kansas City, Kansas             Santa Clara, California
     Mount Vernon, Ohio              Waxahachie, Texas
     Newark, Ohio

     Babelegi,  South  Africa        Queensferry,  United Kingdom
     Candiac,  Canada                Ravenhead,   United Kingdom
     Edmonton, Canada                Scarborough, Canada
     Guangzhou, China                Shanghai, China
     Pontyfelin, United Kingdom      Springs, South Africa
                                     Vise, Belgium

(1)  Facility is leased.

Foam Insulation

     Byron Center, Michigan          Rockford, Illinois
     Carson, California              Tallmadge, Ohio
     Los Angeles, California (1)

     Barcelona, Spain                Santa Perpetua, Spain
     Grande-Lle, Quebec              Turin, Italy
     Hartlepool, United Kingdom      Valleyfield, Canada
     Nanjing, China (2)

(1)  Facility is leased.
(2)  Under construction.

Roofing And Asphalt Processing (one of each at every location, except as noted).

     Atlanta, Georgia (1)            Kearney, New Jersey
     Brookville, Indiana (1)         Medina, Ohio
     Channelview, Texas (2)          Memphis, Tennessee
     Compton, California             Minneapolis, Minnesota
     Denver, Colorado                Morehead City, North
     Detroit, Michigan (2)             Carolina (2) (4)
     Houston, Texas                  Oklahoma City, Oklahoma (2)
     Irving, Texas                   Portland, Oregon (5)
     Jacksonville, Florida           Savannah, Georgia (1)
     Jessup, Maryland                Summit, Illinois (3)

(1)  Roofing plant only.
(2)  Asphalt processing plant only.
(3)  Facility is partially leased.
(4)  Facility is leased.
(5)  Two asphalt processing plants, as well as one roofing plant.

Fabrication Centers

     Angola, Indiana                 Hebron, Ohio
     Athens, Alabama                 Indianapolis,  Indiana (1)
     Atlanta, Georgia (1)            Johnson City, Tennessee (1)
     Cleveland, Tennessee (1)        Los Angeles, California (1)
     Columbus, Ohio (1)              Montgomery, Alabama (1)
     Coopersville, Michigan (1)      Shelbyville,  Kentucky (1)
     Dallas, Texas (1)               Springfield, Tennessee (1)
     Grand Rapids, Michigan (1)      Tiffin, Ohio (1)
     Hazelton, Pennsylvania (1)      Van Buren, Arkansas (1)

     Brantford, Canada

(1)  Facility is leased.

Manufactured Housing/Recreational Vehicles Specialty Parts

     Douglas, Georgia                Nappanee, Indiana
     Elkhart, Indiana (1) (2)        Plant City, Florida (1)
     Goshen, Indiana                 Waco, Texas (1)
     Miami, Florida (1)

(1)  Facility is leased.
(2)  Two facilities.

Metal Rainwear

     Ashville, Ohio                  Richmond, Virginia
     Beloit, Wisconsin (1)           Roxboro, North Carolina
     Lincoln Park, Michigan

(1)  Facility is leased.

Cast Stone Products

     Napa, California (1)
     Navarre, Ohio

(1)  Facility is leased.

Vinyl Siding

     Atlanta, Georgia (1)            Joplin, Missouri
     Claremont, North Carolina       Lynchburg, Virginia
     Fair Bluff, North Carolina      Olive Branch, Mississippi

     London, Ontario                 Mission, British Columbia

(1) Facility is leased.

Windows/Patio Doors

     Hazelton, Pennsylvania
     Martinsville, Virginia (1)
     St. Louis, Missouri (1)

(1) Facility is leased


In  addition,  Owens Corning has 198 Specialty  Distribution
Centers in 36 states in the U.S.


COMPOSITE MATERIALS SEGMENT

Textiles And Reinforcements

     Aiken, South Carolina              Huntingdon, Pennsylvania
     Amarillo, Texas                    Jackson, Tennessee (1)
     Anderson, South Carolina           New Braunfels,  Texas (1)
     Fort Smith, Arkansas               South Hill, Virginia (2)
     Duncan, South Carolina (1)

     Apeldoorn, The Netherlands         Markham, Canada (1)
     Battice, Belgium                   Rio Claro, Brazil
     Birkeland, Norway                  San Vincente deCastellet/
     Guelph, Canada                       Barcelona, Spain
     L'Ardoise, France                  Springs, South Africa
     Liversedge, United Kingdom         Wrexham, United Kingdom

(1)  Facility is leased.
(2)  Under construction.


Engineered Pipe Systems

     Changchun, China
     Sandefjord, Norway

OTHER PROPERTIES

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


ITEM 3.   LEGAL PROCEEDINGS

The  paragraphs  in  Note  22 to the Company's  Consolidated
Financial Statements, entitled "Contingent Liabilities", on pages 67 through 73 hereof, are incorporated here by reference.

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

As previously reported, during the first quarter of 1995 the Company signed a consent order with the Tennessee Department of Environment and Conservation, providing for a remedial investigation and feasibility study for two state Superfund sites at which the Company was the primary generator. Based upon the completed remedial investigation, the Tennessee Division of Superfund has delisted the two sites as state Superfund sites.

Also as previously reported, in August 1996 the Company voluntarily reported to the United States Environmental
Protection Agency (EPA) that, pursuant to a change in assumptions regarding the formation of a reportable pollutant, the Company had concluded that reporting deficiencies for such pollutant had occurred at three plants. The Company has since filed all required reports with the EPA, which has determined it will not seek penalties in this matter.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

              Executive Officers of the Company
                   (as of March 1, 1998)

The term of office for elected officers is one year from the annual election of officers by the Board of Directors following the Annual Meeting of Stockholders on the third Thursday of April. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age               Position*

Glen H. Hiner (63)         Chairman  of  the  Board  and   Chief
                           Executive   Officer   since   January
                           1992.  Director since 1992.

Maura J. Abeln (42)        Senior    Vice   President,   General
                           Counsel  and Secretary since February
                           1998;  formerly  Vice  President  and
                           General   Counsel  of   GE   Plastics
                           (1991).

Rhonda L. Brooks (46)      Vice President and President, Roofing
                           System Business since  January  1998;
                           formerly  Vice  President,   Investor
                           Relations  (1997);   Vice  President,
                           Marketing,  Composites  (1995),   and
                           Senior  Vice  President  and  General
                           Manager of Ply Gem Industries (1994),
                           and  various Vice President positions
                           at  Warner-Lambert (1990).

David T. Brown (49)        Vice    President   and    President,
                           Insulating   System  Business   since
                           January    1998;    formerly     Vice
                           President  and  President,   Building
                           Materials   Sales  and  Distribution-
                           North  America (1996) Vice  President
                           and     President,    Roofing/Asphalt
                           (1994),     and    Vice    President,
                           Roofing/Asphalt Division (1993).

Domenico Cecere (48)       Senior   Vice  President  and   Chief
                           Financial   Officer   since   January
                           1998;  formerly  Vice  President  and
                           President,  Roofing/Asphalt   (1996),
                           and  Vice  President  and  Controller
                           (1993).

Charles H. Dana (58)       Executive   Vice   President    since
                           January  1994; formerly  Senior  Vice
                           President  and President - Industrial
                           Materials Group (1989).

Carl B. Hedlund (50)       Vice    President   and    President,
                           International   Building    Materials
                           Systems Business since January  1998;
                           formerly    Vice    President     and
                           President, Asia Pacific (1995),  Vice
                           President        and       President,
                           Retail/Distribution (1994), and  Vice
                           President,  Retail and  Distribution,
                           Construction Products Group (1993).

Richard D. Lantz (46)      Vice  President and President, System
                           Thinking   Sales   and   Distribution
                           Business    since    January    1998;
                           formerly  Vice President - Marketing,
                           Insulation   Business  (1997),   Vice
                           President,   Marketing   and    Sales
                           Support,  Building  Materials   Sales
                           and    Distribution   (1996),    Vice
                           President,  Marketing,  Roofing   and
                           Asphalt    (1995),    and    Business
                           Development   Manager,  Roofing   and
                           Asphalt (1992).

Name and Age               Position*


Robert C. Lonergan (54)    Senior   Vice  President,   Strategic
                           Resources    since   January    1998;
                           formerly Vice President, Science  and
                           Technology   (1995),  and  President,
                           Windows (1993).

Heinz-J. Otto (48)         Vice    President   and    President,
                           Composites   System  Business   since
                           January    1998;    formerly     Vice
                           President  and President,  Composites
                           (1996),  and  Head of  Region  Europe
                           and Executive Board Member, Landis  &
                           Gyr Corp. (1992).

Bradford C. Oelman (60)    Senior  Vice  President, Governmental
                           Affairs  since  April 1996;  formerly
                           Vice   President-Corporate  Relations
                           (1986).

J. Thurston Roach (56)     Senior     Vice     President     and
                           President,  North American  Building
                           Materials   Systems  Business   since
                           March  1998;  formerly Vice  Chairman
                           of    Simpson   Investment    Company
                           (1997),   and  President  of  Simpson
                           Timber Company (1996).

Steven J. Strobel (40)     Vice  President and Controller  since
                           September   1996;   formerly    Chief
                           Financial  Officer of  Kraft  Canada,
                           Inc.  (1994)  and Vice President  and
                           Controller  of  Kraft USA  Operations
                           (1991).

Jerry L. Weinstein (62)    Vice    President   and    President,
                           Exterior  System Business  since  May
                           1994;   formerly  President   of   UC
                           Industries (1979).

*Information in parentheses indicates year in which service in position began.

                              Part II

ITEM 5. MARKET FOR OWENS CORNING'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market on which Owens Corning's common stock is traded is the New York Stock Exchange. The high and low sales prices in dollars per share for Owens Corning's common stock as reported in the consolidated transaction reporting system for each quarter during 1997 and 1996 are set forth in the following tables.

   1997          High        Low              1996           High     Low


First Quarter    49-7/8      40           First Quarter      46        39-3/4

Second Quarter   45          36-7/8       Second Quarter     43-1/8    37-5/8

Third Quarter    44-3/16     34-11/16     Third Quarter      43        36

Fourth Quarter   37-13/16    31-7/8       Fourth Quarter     43-1/2    36-1/4

The number of stockholders of record of the Company's common stock on February 17, 1998 was 7,012.

In June 1996, the Board of Directors of the Company approved an annual dividend policy of $.25 per share of common stock and declared a dividend of $.0625 per share of common stock to stockholders of record on September 30, 1996, paid on October 15, 1996. The company had not previously declared any dividends since 1986. In December 1996, February 1997 and April 1997 the Board of Directors of the Company declared a dividend of $.0625 per share of common stock. In June 1997 and December 1997 the Board of Directors declared a dividend of $.075 per share of common stock. In connection with certain of its current bank credit facilities, the Company has agreed to restrictions affecting the payment of cash dividends. As of January 1, 1998, these restrictions limited funds available for the payment of cash dividends by the Company to approximately $95 million.

On August 30, 1996, the Company issued 472,250 shares of its common stock, par value $.10 per share (Common Stock), to Celfort Construction Materials Inc. (the "Seller") in connection with the acquisition of substantially all of the assets of the extruded polystyrene insulation products business of Seller. On January 15, 1997, the Company issued 49,999 shares of Common Stock to the sellers of the Western Fiberglass entities, acquired in January of 1995, in settlement of amounts due under the acquisition agreements. On March 28, 1997, the Company issued 340,000 shares of Common Stock to Falcon Mfg. Of Calif., Inc. and related companies in connection with the acquisition of substantially all of the assets of the expanded polystyrene foam business of the sellers. On December 19, 1997, the Company issued 178,219 shares of Common Stock to the sellers of the Fiber-Lite Corporation, acquired in 1995, in settlement of amounts due under the acquisition agreement. All of such shares were issued without registration under the Securities Act of 1933 in reliance upon Regulation D promulgated under the Securities Act or the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

                                   1997(a)   1996(b)  1995(c)  1994(d)  1993(e)
                         (In millions of dollars, except per share data and where noted)

Net sales                           $4,373   $3,832   $3,612   $3,351   $2,944
Cost of sales                        3,446    2,840    2,670    2,536    2,266
Marketing, administrative
  and other expenses                   608    1,361      444      429      350
Science and technology expenses         69       84       78       71       69
Restructure costs                       68       38        -       89       23
Income (loss) from operations          182     (491)     420      226      236
Cost of borrowed funds                 111       77       87       94       89
Income (loss) before provision
  for income taxes                      71     (568)     333      132      147
Provision (credit) for income taxes      9     (283)     109       58       47
Net income (loss)                       47     (284)     231      159      131
Net income (loss) per share
  Basic                                .89    (5.54)    4.73     3.65     3.06
  Diluted                              .88    (5.54)    4.41     3.35     2.81
Dividends per share on common
  stock
    Declared                         .2750    .1250        -        -        -
    Paid                             .2625    .0625        -        -        -
Weighted average number of shares
  outstanding (in thousands)
    Basic                           52,860   51,349   48,744   43,647   42,734
    Diluted                         53,546   51,349   53,918   50,007   49,391
Net cash flow from operations          131      335      285      233      253
Capital spending                       227      325      276      258      178
Total assets                         4,996    3,913    3,261    3,274    3,013
Long-term debt                       1,595      818      794    1,037      898
Average number of employees
  (in thousands)                        22       19       17       17       17


(a) During 1997, the Company recorded a pre-tax charge of $143 million ($104 million after-tax) for restructuring and other actions as well as a $15 million after-tax charge for the cumulative effect of the change in method of accounting for business process reengineering costs. The incremental sales from 1997 acquisitions were $534 million.

(b) During 1996, the Company recorded a net pre-tax charge of $875 million ($542 million after-tax) for asbestos litigation claims that may be received after 1999 and probable additional insurance recovery; special charges totaling $42 million ($27 million after-tax) including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning
     Foundation; a pre-tax charge of $43 million ($26 million after-tax) for restructuring and other actions; a $27 million reduction of tax reserves due to favorable  legislation;  and  a  pre-tax  gain  of  $37
     million ($27 million after-tax) from the sale of the Company's ownership interest in its former Japanese affiliate, Asahi Fiber Glass Co. Ltd.

(c) During 1995, the Company recorded a one time $8 million tax credit as a result of a tax loss carryback.

(d) During 1994, the Company recorded a $117 million charge ($85 million after-tax) for productivity initiatives and other actions. The Company also recorded a $10 million after-tax charge for the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions for its non-U.S. plans, a $28 million after-tax charge for the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits, and a $123 million after-tax credit for the change in accounting method for rebuilding furnaces.

(e) During 1993, the Company recorded a $23 million charge for the restructuring of its European operations, an $8 million charge ($5 million after-tax) for the writedown of its hydrocarbon ventures to their net realizable value, a $26 million credit for the adoption of SFAS No. 109, Accounting for Income Taxes, and a $14 million credit for the revaluation of deferred taxes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 7 is on a diluted basis.)

RESULTS OF OPERATIONS

Net sales were $4.373 billion for the year ended December 31, 1997, reflecting a 14% increase from the 1996 level of $3.832 billion. Net sales in 1995 were $3.612 billion. Growth in 1997 is mostly attributable to the acquisition of Fibreboard Corporation ("Fibreboard") that was completed at the end of the second quarter and the acquisition of AmeriMark Building Products, Inc. ("AmeriMark") that was completed early in the fourth quarter of 1997. Volume increases in composites were partially offset by declines in worldwide composites pricing. The decline in composites pricing was most notable in Europe and primarily reflects an overall weak economic climate. The sales results also reflect a decline in insulation prices worldwide. Additionally, sales were adversely affected by the translation impact of a stronger U.S. dollar on sales in foreign currencies. Please see Notes 1 and 5 to the Consolidated Financial Statements. Sales outside the U.S. represented 24% of total sales for the year ended December 31, 1997, compared to 25% and 27% for the years 1996 and 1995, respectively. Gross margin for the year ended December 31, 1997 was 21%, down from 26% in 1996 and 1995. The decline in the 1997 gross margin primarily reflects lower prices in insulation and composites worldwide.

For the year ended December 31, 1997, the Company reported net income of $47 million, or $.88 per diluted share, compared to a net loss of $284 million, or $5.54 per share, for the year ended December 31, 1996, and net income of $231 million, or $4.41 per share, for the year ended December 31, 1995. Net income for 1997 includes a pretax charge of $143 million ($104 million after-tax) for restructuring and other actions. Net income for 1997 also reflects increased cost of borrowed funds and minority interest expense, due primarily to the financing of the Fibreboard and AmeriMark acquisitions; a $10 million after-tax credit resulting from the modification of certain employee benefits in the second quarter; as well as a $15 million after-tax charge for the cumulative effect of the change in method of accounting for business process reengineering costs. Please see Notes 4, 5, 6 and 8 to the Consolidated Financial Statements.

The 1996 net loss reflects a net after-tax charge of $542 million for asbestos litigation claims that may be received after 1999; after-tax special charges totaling $27 million
including   valuation  adjustments  associated  with   prior
divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation; an after-tax charge of $26 million for restructuring and other actions; a $27 million reduction of tax reserves due to favorable legislation; and an after-tax gain of $27 million from the sale of the Company's ownership interest in its former Japanese affiliate, Asahi Fiber Glass Co. Ltd. Please see Notes 4, 15 and 22 to the Consolidated Financial Statements. Net income for the year ended December 31, 1995 includes a one-time gain of $8 million resulting from a tax loss carryback.

Marketing  and administrative expenses were $580 million  in
1997  compared  to $500 million in 1996.   The  increase  in
marketing  and  administrative  expenses  is  due   to   the
incremental costs from acquisitions.

The Company's cost of borrowed funds for the year ended December 31, 1997 was $111 million, $34 million higher than 1996. This increase is primarily related to the Company's borrowings to finance the acquisition of Fibreboard. The remainder of the increase is due to borrowings related to the Company's working capital requirements. Please see Notes 2, 3 and 5 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 1997, the Company has $488 million in net deferred tax assets, all of which management expects will be realized through future income from operations. Please see
Note 11 to the Consolidated Financial Statements.

The $143 million pretax charge referred to above for restructuring and other actions was the first phase of the Company's strategic program to reduce overhead, enhance manufacturing productivity and close manufacturing facilities. The Company estimates that the total cost of this program and other costs will approximate $250 million, with the remainder of the actions to be taken in the first quarter of 1998. Based upon expected economic conditions over the next few years, including labor, material and other costs, the Company expects to be able to decrease operating costs by approximately $100 million in 1998, and by an additional $75 million when fully implemented in 1999, resulting in ongoing savings of $175 million per year.

Building Materials

In the Building Materials segment, sales increased 20% in 1997 compared to 1996. This growth reflects the incremental sales from acquisitions as well as volume increases worldwide, resulting from the integration of the Company's expanded product line. The benefits of acquisitions and volume growth were reduced by a decline in prices and the adverse impact of a stronger dollar. Income from operations for Building Materials was $123 million in 1997, a 44% decrease from the 1996 level of $219 million. This decrease is due to insulation pricing pressures as well as a portion of the special charges described above. Please see Notes 1 and 4 to the Consolidated Financial Statements.

During 1997, the Company made several acquisitions in the Building Materials segment in the United States and Europe which were consummated through the exchange of various combinations of common stock, cash, and trust preferred hybrid securities. The largest of these were the acquisitions of Fibreboard and AmeriMark, which were completed at the end of the second quarter and early in the fourth quarter, respectively. With these acquisitions, the Company has obtained the leading North American sales position in vinyl siding as well as broad distribution capabilities. Please see Note 5 to the Consolidated Financial Statements.

The consolidated results of the Company include the results of operations of Fibreboard and AmeriMark beginning with the third and fourth quarters of 1997, respectively. To enhance comparability, certain information below is presented on a "pro forma" basis and reflects the acquisitions of Fibreboard (excluding Pabco and operations that were discontinued by Fibreboard prior to the acquisition) and AmeriMark as though they had occurred at the beginning of the periods presented. (The pro forma impact of all other acquisitions during 1997, excluding Fibreboard and AmeriMark, was not material to the Company's results of operations for the year ended December 31, 1997 or 1996.) The pro forma results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisitions, and are not necessarily indicative of the combined results that would have occurred had the acquisitions occurred at the beginning of those periods.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

                                             PRO FORMA          AS REPORTED
                                            Year Ended          Year Ended
                                           December 31,         December 31,
                                          1997      1996      1997       1996
                                   (In  millions  of  dollars,except share data)

Net sales                               $5,041    $4,932    $4,373     $3,832
Income (loss) from
  continuing operations                     46      (301)       62       (284)
Diluted earnings per share
  from continuing operations            $  .86    $(5.86)    $1.17     $(5.54)

Composite Materials

In the Composite Materials segment, sales were up slightly for the year ended December 31, 1997 compared to 1996. Volume increases, particularly in Europe, were largely offset by pricing pressures globally as well as the impact of a stronger dollar on sales in foreign currencies. Income from operations was $165 million in 1997, down 26% from $222 million in 1996. This decline largely reflects the decline in price globally. Income from operations also includes a portion of the special charges described above. Please see Notes 1 and 4 to the Consolidated Financial Statements.

The Company completed two acquisitions in the Composite Materials segment during 1997, including the acquisition of the remainder of the Company's equity interest in Knytex, a manufacturer of specialty glass fiber fabrics. The Company's other acquisition was that of the assets of The Stewart Group, Inc., a manufacturer and marketer of a composite central strength member for telecommunication cable using proprietary technology. With this acquisition, the Company now markets a complete line of glass fiber products that protect and reinforce fiber optic and copper telecommunications cable.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations, excluding proceeds from insurance and payments for asbestos litigation claims, was $334 million for 1997, compared to $501 million for 1996. The decrease in cash flow from operations in 1997 is largely attributable to the Company's lower earnings in 1997. Cash flow from operations also reflects the Company's substantial income tax receivable as of December 31, 1997, which will be received early in 1998. Decreases in receivables and inventories, excluding those acquired during 1997, were largely offset by a decline in accounts payable and accrued liabilities. The 1996 cash flow from operations reflects an inflow due to a higher level of disbursements for benefits from the Voluntary Employees' Beneficiary Association trust
(VEBA) in 1996 compared to 1997.

The Company's net working capital and current ratio were $121 million and 1.09 compared to negative $163 million and
 .85,  at  December  31,  1997 and 1996,  respectively.   The
increase in 1997 was primarily due to increased receivables and inventories as well as an increase in income taxes receivable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's total borrowings at December 31, 1997, were $1,738 million, $804 million higher than at year-end 1996. The increase in debt is primarily the result of the financing of the Fibreboard acquisition as well as increases in working capital.

As of December 31, 1997, the Company had unused lines of credit of $884 million available under long-term bank credit facilities and an additional $224 million under short-term facilities, compared to $440 million and $195 million, respectively, at year-end 1996. The increase in unused available lines of credit reflects primarily the establishment of a new $2 billion credit facility in June, 1997. Letters of credit issued under the facility, most of which support appeals from asbestos trials, reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above.

Capital spending for property, plant and equipment, excluding acquisitions, was $227 million in 1997. The Company anticipates 1998 capital spending, exclusive of acquisitions and investments in affiliates, will be
approximately  $220  million,  the  majority  of  which   is
uncommitted. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during 1997, including amounts deferred from prior years and excluding amounts deferred to future years, were $300 million. The 1997 expenditures include $51 million in defense costs and $7 million for appeal bond and other costs. Proceeds from insurance were $97 million resulting in a net pretax cash outflow of $203 million, or $122 million after-tax. During 1997, the Company received approximately 35,300 new asbestos personal injury cases and closed approximately 19,200 cases. During 1998, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $350 million. Proceeds from insurance of $100 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $250 million, or $150 million after-tax. Please see Note 22 to the Consolidated Financial Statements.

Gross payments for asbestos litigation claims against Fibreboard for the six months ended December 31, 1997 were approximately $126 million, all of which was paid directly by Fibreboard's insurers or from the escrow account to claimants on Fibreboard's behalf. During the year, Fibreboard received approximately 33,000 new asbestos personal injury claims, and resolved approximately 2,800 claims. During the next twelve months, any payments for asbestos claims against Fibreboard are expected to be paid by Fibreboard's insurers or from the escrow account. Please see Notes 17 and 22 to the Consolidated Financial Statements.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

During 1997, the Company was designated as a PRP in such federal, state, local or private proceedings for two additional sites. At December 31, 1997, a total of 42 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP. The Company has established a $31 million reserve, of which $15 million relates to Fibreboard, for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

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

Year 2000 Compliance

The Company has been actively implementing new systems and technology since 1995 as part of the Advantage 2000 program. A key objective of this initiative is to ensure all business transactions are compliant with requirements to process accurately in the year 2000 and beyond. The scope of this program has been continuously expanded to include each of the seventeen acquisitions made by the Company during the past four years. To date, over 50% of the Company's systems have been replaced and are in operation for daily business transaction processing. All remaining system updates will be implemented throughout the period ending July 1, 1999.

The cumulative cost of business systems replacement from 1995 through the end of 1997 has been $139 million, including $97 million for information technology and $42 million for related training and deployment in various business locations. The current estimates for all remaining locations range from approximately $35 million to $45 million for information technology, manufacturing technology, and training and deployment costs.

The Company is also working with all suppliers to ensure their systems are year 2000 compliant as well. All costs associated with supplier compliance will be borne by them. In the event that some suppliers are unable to convert or replace systems appropriately, the Company will switch suppliers to those that are able to provide compliant transaction processing.

Item 7 contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, construction activity, interest rate movements, issues involving implementation of new business systems,
achievement   of  expected  cost  reductions  and   asbestos
litigation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages  26  through  75  hereof  are  incorporated  here   by
reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.


                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

The information required by this Item is incorporated by reference from the Company's 1998 Proxy Statement except that certain information concerning Owens Corning's executive officers is included on pages 13 through 14 hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the Company's 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's 1998 Proxy Statement.

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

 1.  See Index to Financial Statements on page 26 hereof

 2.  See Index to Financial Statement Schedules on page 76 hereof

 3.  See Exhibit Index beginning on page 78-80 hereof

   Management   contracts   and   compensatory   plans   and
   arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K are denoted in the Exhibit
   Index by an asterisk ("*").

(b)  REPORTS ON FORM 8-K

   Owens Corning filed a Current Report Dated October 1, 1997 on Form 8-K to report that it had acquired substantially all of the assets, properties and business of AmeriMark Building Products, Inc., Wolverine Coil Coating, Inc. and RBP, Inc. on that date.

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By    /s/ G. H. Hiner                         Date   March 11, 1998
     Glen H. Hiner, Chairman of the Board
     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ G. H. Hiner                           Date:   March 11, 1998
     Glen H. Hiner, Chairman of the Board,
     Chief Executive Officer and Director

      /s/ Domenico Cecere                       Date:   March 11, 1998
     Domenico Cecere, Senior Vice
     President and Chief Financial Officer

      /s/ Steven J. Strobel                     Date:   March  9, 1998
     Steven J. Strobel, Vice President and
     Controller

     /s/ Norman P. Blake Jr.                    Date:   March 9, 1998
     Norman P. Blake, Jr., Director

                                                Date:   March   , 1998
     Gaston Caperton, Director

     /s/ Leonard S. Coleman Jr.                 Date:   March 12, 1998
     Leonard S. Coleman, Jr., Director

     /s/ William W. Colville                    Date:   March 9, 1998
     William W. Colville, Director

     /s/ John H. Dasburg                        Date:   March 9, 1998
     John H. Dasburg, Director

     /s/ Landon Hilliard                        Date:   March 10, 1998
     Landon Hilliard, Director

     /s/ Trevor Holdsworth                      Date:   March 9, 1998
     Trevor Holdsworth, Director

     /s/ Jon M. Huntsman, Jr.                   Date:   March 13, 1998
     Jon M. Huntsman, Jr., Director

     /s/ Ann Iverson                            Date:   March 11, 1998
     Ann Iverson, Director

     /s/ W. Walker Lewis                        Date:   March 9, 1998
     W. Walker Lewis, Director

     /s/ Furman C. Moseley                      Date:   March 13, 1998
     Furman C. Moseley, Jr., Director

     /s/ W. Ann Reynolds                        Date:   March 11, 1998
     W. Ann Reynolds, Director

                     INDEX TO FINANCIAL STATEMENTS

Item                                                              Page

Report of Independent Public Accountants............................27

Summary of Significant Accounting Policies.......................28-29

Consolidated Statement of Income - for the
 years ended December 31, 1997, 1996 and 1995....................30-31

Consolidated Balance Sheet-December 31, 1997 and 1996............32-33

Consolidated Statement of Stockholders' Equity -
 for the years ended December 31, 1997, 1996 and 1995...............34

Consolidated Statement of Cash Flows - for the years
 ended December 31, 1997, 1996 and 1995..........................35-36

Notes to Consolidated Financial Statements
 Notes 1 through 24..............................................37-75

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Owens Corning:

We have audited the accompanying consolidated balance sheet of OWENS CORNING (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Corning and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, during the fourth quarter of 1997, the Company changed its method of accounting for business process reengineering costs.

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



January 27, 1998
Toledo, Ohio

               OWENS CORNING AND SUBSIDIARIES

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Owens Corning and subsidiaries' (the "Company") consolidated financial statements include the accounts of majority owned subsidiaries, unless ownership is considered temporary. Significant intercompany accounts and transactions are eliminated.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilutive effect of common equivalent shares and increased shares that would result from the conversion of debt and equity securities. The effects of anti-dilution are not presented. Unless otherwise indicated, all per share information included in the notes to the consolidated financial statements is presented on a diluted basis. The 1996 and 1995 earnings per share calculations have been restated in accordance with Statement of Financial Accounting Standards No. 128.

Inventory Valuation

Inventories are stated at cost, which is less than market value, and include material, labor and manufacturing overhead. The majority of U.S. inventories are valued using the last-in, first-out (LIFO) method and the balance of inventories are generally valued using the first-in, first-out (FIFO) method.

Goodwill

Goodwill is carried at cost, less accumulated amortization, and is amortized on a straight-line basis over a period of forty years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

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

Reclassifications

Certain reclassifications have been made to 1996 and 1995 to conform with the classifications used in 1997.

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                  1997       1996       1995
                                                    (In millions of dollars,
                                                       except share data)

NET SALES                                       $ 4,373    $ 3,832    $ 3,612

COST OF SALES                                     3,446      2,840      2,670

   Gross margin                                     927        992        942

OPERATING EXPENSES
 Marketing and administrative expenses              580        500        443
 Science and technology expenses (Note 12)           69         84         78
 Provision for asbestos litigation claims
   (Note 22)                                          -        875          -
 Restructure costs (Note 4)                          68         38          -
 Other (Notes 4 and 15)                              28        (14)         1

   Total operating expenses                         745      1,483        522

INCOME (LOSS) FROM OPERATIONS                       182       (491)       420

Cost of borrowed funds (Notes 2, 3 and 21)          111         77         87

INCOME (LOSS) BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES                                   71       (568)       333

Provision (credit) for income taxes (Note 11)         9       (283)       109

INCOME (LOSS) BEFORE MINORITY INTEREST
 AND EQUITY IN NET INCOME OF AFFILIATES              62       (285)       224

Minority interest (Notes 7 and 8)                   (11)        (8)        (5)

Equity in net income of affiliates (Note 15)         11          9         12

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                          62       (284)       231

Cumulative effect of accounting change (Note 6)     (15)         -          -

NET INCOME (LOSS)                               $    47     $ (284)    $  231

    The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         (Continued)

                                             1997        1996      1995
                                      (In millions of dollars, except share data)

NET INCOME PER COMMON SHARE (Note 19)

Basic:

 Income (loss) before cumulative effect
  of accounting change                        $ 1.18     $ (5.54)   $ 4.73

 Cumulative effect of accounting change
   (Note 6)                                     (.29)          -         -

 Net income (loss) per share                  $  .89     $ (5.54)   $ 4.73

Diluted:

 Income (loss) before cumulative
   effect of accounting change                $ 1.17     $ (5.54)   $ 4.41

 Cumulative effect of accounting change
   (Note 6)                                     (.29)          -         -

 Net income (loss) per share                  $  .88     $ (5.54)   $ 4.41

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

  Basic                                         52.9        51.3      48.7
  Diluted                                       53.5        51.3      53.9



    The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1997 AND 1996


ASSETS                                                 1997          1996
                                                    (In millions of dollars)
CURRENT

Cash and cash equivalents                             $  58         $  45
Receivables, less allowances of $20 million
 in 1997 and $17 million in 1996 (Note 13)              432           314
Inventories (Note 14)                                   503           340
Insurance for asbestos litigation claims - current
 portion (Note 22)                                      100           100
Deferred income taxes (Note 11)                         160           106
Assets held for sale (Note 5)                            41             -
Income tax receivable (Note 11)                          96             4
Other current assets                                     38            49

 Total current                                        1,428           958

OTHER

Insurance for asbestos litigation claims (Note 22)      357           454
Asbestos costs to be reimbursed - Fibreboard (Note 22)  116             -
Deferred income taxes (Note 11)                         328           474
Goodwill, less accumulated amortization of $45
 million in 1997 and $26 million in 1996 (Note 5)       778           286
Investments in affiliates (Notes 4 and 15)               52            64
Other noncurrent assets (Note 10)                       184           155

 Total other                                          1,815         1,433

PLANT AND EQUIPMENT, at cost

Land                                                     66            58
Buildings and leasehold improvements                    676           614
Machinery and equipment                               2,629         2,384
Construction in progress                                214           285
                                                      3,585         3,341
Less:  Accumulated depreciation                      (1,832)       (1,819)

 Net plant and equipment                              1,753         1,522
TOTAL ASSETS                                        $ 4,996       $ 3,913







    The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                        OWENS CORNING AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1997 AND 1996
                                  (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY                   1997           1996
                                                    (In millions of dollars)
CURRENT

Accounts payable and accrued liabilities
 (Note 16)                                          $   814         $  705
Reserve for asbestos litigation claims -
 current portion (Note 22)                              350            300
Short-term debt (Note 3)                                 23             96
Long-term debt - current portion (Note 2)               120             20

     Total current                                    1,307          1,121

LONG-TERM DEBT (Note 2)                               1,595            818

OTHER

Reserve for asbestos litigation claims (Note 22)      1,320          1,670
Asbestos-related liabilities - Fibreboard (Note 22)     123              -
Other employee benefits liability (Note 9)              335            349
Pension plan liability (Note 10)                         65             63
Other                                                   165            161

     Total other                                      2,008          2,243

COMMITMENTS AND CONTINGENCIES
 (Notes 18, 21 and 22)

COMPANY OBLIGATED SECURITIES
   OF ENTITIES HOLDING SOLELY
   PARENT DEBENTURES
 (Notes 7 and 8)                                        503            194

MINORITY INTEREST                                        24             21

STOCKHOLDERS' EQUITY

Preferred stock, no par value; authorized
 8 million shares, none outstanding (Note 20)
Common stock, par value $.10 per share;
 authorized 100 million shares; issued
 1997-53.6 million and 1996-52.1 million
 shares (Notes 2, 5 and 19)                             657            606
Deficit                                              (1,041)        (1,072)
Foreign currency translation adjustments                (37)            (1)
Other (Notes 10 and 19)                                 (20)           (17)

     Total stockholders' equity                        (441)          (484)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                             $ 4,996        $ 3,913


     The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                      OWENS CORNING AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             1997          1996         1995
                                                 (In millions of dollars)
COMMON STOCK

Balance beginning of year                  $   606        $   579       $  348
Issuance of stock for:
 Conversion of debt (Note 2)                     -              -          173
 Acquisitions (Note 5)                          16             20           42
 Awards under stock compensation plans
   (Note 19)                                    35              7           16

Balance end of year                            657            606          579

DEFICIT

Balance beginning of year                   (1,072)          (781)      (1,012)
Net income (loss)                               47           (284)         231
Cash dividends declared                        (16)            (7)           -

Balance end of year                         (1,041)        (1,072)        (781)
FOREIGN CURRENCY TRANSLATION
 ADJUSTMENTS

Balance beginning of year                       (1)             9           (1)
Translation adjustments                        (36)           (10)          10

Balance end of year                            (37)            (1)           9
OTHER

Balance beginning of year                      (17)           (19)         (15)
Net increase (decrease)                         (3)             2           (4)

Balance end of year                            (20)           (17)         (19)

STOCKHOLDERS' EQUITY                         $(441)         $(484)       $(212)




     The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                        OWENS CORNING AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             1997          1996         1995
                                                 (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

 Net income (loss)                         $   47        $ (284)        $ 231

 Reconciliation of net cash provided
  by operating activities:

  Noncash items:
   Provision for asbestos litigation
     claims (Note 22)                           -           875             -
   Cumulative effect of accounting change
     (Note 6)                                  15             -             -
   Provision for depreciation and
     amortization                             173           141           132
   Provision (credit) for deferred
     income taxes (Note 11)                   110          (258)          142
   Other (Note 4)                              49            (2)           (2)

 (Increase) decrease in receivables
   (Note 13)                                   57            20            36
 (Increase) decrease in inventories            60           (71)          (15)
 Increase (decrease) in accounts payable
  and accrued liabilities                     (60)          103           (50)
 Disbursements (funding) of VEBA trust         19            45           (64)
Proceeds from insurance for asbestos
  litigation claims, excluding Fibreboard
  (Note 22)                                    97           101           251
 Payments for asbestos litigation claims,
  excluding Fibreboard (Note 22)             (300)         (267)         (308)
  Other                                      (136)          (68)          (68)

Net cash flow from operations                 131           335           285

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment            (227)         (325)         (276)
 Investment in subsidiaries, net of
 cash acquired (Note 5)                      (564)          (70)          (81)
 Proceeds from the sale of affiliate
   (Note 15)                                    -            55             -
  Other                                        (8)          (20)           (4)

Net cash flow from investing               $ (799)       $ (360)       $ (361)



     The accompanying summary of significant accounting policies and notes are an integral part of this statement.





                          OWENS CORNING AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                    (Continued)


                                               1997          1996        1995
                                                  (In millions of dollars)

NET CASH FLOW FROM FINANCING
 (Notes 2, 3 and 7)

 Net additions to long-term
  credit facilities                            $  796      $   39       $  55
 Other additions to long-term debt                108          22           9
 Other reductions to long-term debt              (133)        (43)       (128)
 Net increase (decrease) in short-term debt       (81)         32         (94)
 Issuance of preferred stock of subsidiary          -           -         194
 Dividends paid                                   (14)         (3)          -
  Other                                             6           3           -

  Net cash flow from financing                    682          50          36

Effect of exchange rate changes on cash            (1)          2          (1)

Net increase (decrease) in cash and
  cash equivalents                                 13          27         (41)

Cash and cash equivalents at beginning
  of year                                          45          18          59

Cash and cash equivalents at end of year        $  58       $  45        $ 18



     The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Segment Data

The Company operates in two industry segments, Building Materials and Composite Materials, and reports its results in two ways: by industry segment and by geographic segment. See
Note 5 for detail of 1997, 1996 and 1995 acquisitions and divestitures of businesses.

The industry segments are defined as follows:

    Building Materials

    Production and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts;
    extruded and expanded polystyrene insulation; roofing shingles and asphalt materials; windows and doors; vinyl and metal siding and accessories; cast stone building products; and the branded sale of housewrap.

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

Income from operations for the year ended December 31, 1997 includes a pretax charge of $143 million for restructuring and other actions (Note 4). The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $21 million, $6 million and $62 million, respectively; Composite Materials in the United States, Europe, and Canada and other by $5 million, $6 million and $3 million, respectively; and to increase general corporate expense by $40 million.

Income (loss) from operations for the year ended December 31, 1996 includes a pretax charge of $43 million for restructuring and other actions (Note 4); a net pretax charge of $875 million for asbestos litigation claims (Note 22); a pretax gain of $37 million from the sale of the Company's ownership interest in its former Japanese affiliate Asahi Fiber Glass Co. Ltd. (Note 15); and charges totaling $42 million including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation. The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $42 million, $5 million and $3 million, respectively; Composite Materials in the United States and Europe by $5 million and $7 million, respectively; and to increase general corporate expense by $861 million.

Identifiable assets by industry and geographic segment are those assets that are used in the Company's operations in each industry and geographic segment and do not include general corporate assets. General corporate assets consist primarily of cash and cash equivalents, deferred taxes, asbestos assets, and corporate property and equipment.

                       OWENS CORNING AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

1.           Segment Data (Continued)

NET SALES                                        1997        1996       1995
                                                   (In millions of dollars)
Industry Segments

 Building Materials
    United States                             $ 2,704      $ 2,253     $ 2,033
    Europe                                        301          284         264
    Canada and other                              212          145         107

      Total Building Materials                  3,217        2,682       2,404

 Composite Materials
    United States                                 607          613         610
    Europe                                        392          400         459
    Canada and other                              157          137         139

      Total Composite Materials                 1,156        1,150       1,208

Intersegment sales
    Building Materials                              -            -           -
    Composite Materials                           100          110          96
    Eliminations                                 (100)        (110)        (96)

      Net sales                               $ 4,373      $ 3,832     $ 3,612

Geographic Segments

  United States                               $ 3,311      $ 2,866     $ 2,643
  Europe                                          693          684         723
  Canada and other                                369          282         246
                                              $ 4,373      $ 3,832     $ 3,612
Intersegment sales
  United States                                   115           98          54
  Europe                                           31           37          21
  Canada and other                                 86           81          88
  Eliminations                                   (232)        (216)       (163)

      Net sales                               $ 4,373      $ 3,832     $ 3,612


                        OWENS CORNING AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

1.  Segment Data (Continued)

INCOME  (LOSS) FROM OPERATIONS                       1997     1996     1995
                                                    (In millions of dollars)
Industry Segments

 Building Materials
  United States                                     $ 184    $ 193    $ 195
  Europe                                               (3)      16       29
  Canada and other                                    (58)      10       13

   Total Building Materials                           123      219      237

 Composite Materials
  United States                                       174      165      135
  Europe                                               (7)      39       64
  Canada and other                                     (2)      18       26

   Total Composite Materials                          165      222      225

General corporate expense                            (106)    (932)     (42)

   Income (loss) from operations                      182     (491)     420

Cost of borrowed funds                               (111)     (77)     (87)

   Income (loss) before provision
     for income taxes                              $   71   $ (568)   $ 333

Geographic Segments

 United States                                     $  358   $  358    $ 330
 Europe                                               (10)      55       93
 Canada and other                                     (60)      28       39
 General corporate expense                           (106)    (932)     (42)

    Income (loss) from operations                  $  182   $ (491)   $ 420

                     OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

1.   Segment Data (Continued)

IDENTIFIABLE ASSETS AT DECEMBER 31,
                                            1997       1996       1995
                                             (In millions of dollars)
Industry Segments

 Building Materials
  United States                          $ 2,127    $   971    $   893
  Europe                                     253        239        170
  Canada and other                           325        243        194
    Total Building Materials               2,705      1,453      1,257

 Composite Materials
  United States                              415        385        361
  Europe                                     260        355        388
  Canada and other                           166        206        145

    Total Composite Materials                841        946        894

 General corporate                         1,398      1,450      1,024

                                           4,944      3,849      3,175
 Investments in affiliates accounted
  for under the equity method                 52         64         86

   Total assets                          $ 4,996    $ 3,913    $ 3,261

Geographic Segments

 United States                           $ 2,542    $ 1,356    $ 1,254
 Europe                                      513        594        558
 Canada and other                            491        449        339
 General corporate                         1,398      1,450      1,024
                                         $ 4,944    $ 3,849    $ 3,175

                       OWENS CORNING AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

1.  Segment Data (Continued)

PROVISION FOR DEPRECIATION
 AND AMORTIZATION                             1997     1996     1995
                                             (In millions of dollars)


Industry Segments

 Building Materials
   United States                            $  72     $  57    $  52
   Europe                                      18        16       13
   Canada and other                            16         7        9

     Total Building Materials                 106        80       74

 Composite Materials
   United States                               24        22       22
   Europe                                      18        18       18
   Canada and other                             9         9        8

     Total Composite Materials                 51        49       48

 General corporate                             16        12       10

  Total provision for depreciation
    and amortization                        $ 173     $ 141    $ 132

Geographic Segments

   United States                            $  96     $  79    $  74
   Europe                                      36        34       31
   Canada and other                            25        16       17
   General corporate                           16        12       10

  Total provision for depreciation
    and amortization                        $ 173     $ 141    $ 132

                      OWENS CORNING AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

1. Segment Data (Continued)

ADDITIONS TO PLANT AND EQUIPMENT
                                                 1997       1996      1995
                                                 (In millions of dollars)
Industry Segments

 Building Materials
  United States                                 $  82      $  95     $  60
  Europe                                           18         10        36
  Canada and other                                 29         36        33

    Total Building Materials                      129        141       129

 Composite Materials

  United States                                    21         63        37
  Europe                                           14         30        39
  Canada and other                                 17         34        18

    Total Composite Materials                      52        127        94

 General corporate                                 46         57        53

    Total additions                             $ 227      $ 325     $ 276

Geographic Segments

  United States                                 $ 103      $ 158     $  97
  Europe                                           32         40        75
  Canada and other                                 46         70        51
  General corporate                                46         57        53

    Total additions                             $ 227      $ 325     $ 276

                       OWENS CORNING AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

2.  Long-Term Debt

                                                   1997           1996
                                                (In millions of dollars)
  U.S. credit facility due in
   2002, variable                               $   899         $    -
  U.S. credit facility due in
   1999, variable                                     -             35
  U.K. credit facility due
   through 2001, variable                             -             59
  European credit facilities due
   through 2001, variable                            34             41
  Guaranteed debentures due in 2001, 10%            150            150
  Debentures due in 2002, 8.875%                    150            150
  Debentures due in 2012, 9.375%                    150            150
  Guaranteed debentures due in 1998, 9.8%           100            100
  U.S. medium term notes due in 2000, 7.0%           60              -
  Bonds due in 2000, 7.25%, payable in
   Deutsche marks (Note 21)                          50             50
  Eurobonds due through 2001, 9.814% (Note 21)       46             54
  Other long-term debt due through 2012,
   at rates from 5.375% to 12.47%                    76             49
                                                  1,715            838
      Less: Current portion                        (120)           (20)

      Total long-term debt                      $ 1,595         $  818

In the second quarter of 1997, the Company entered into a long-term revolving credit agreement with a maximum commitment equivalent to $2 billion, of which portions can be denominated in Canadian dollars, Belgian francs or British pounds. The agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates. The commitment fee, charged on the entire commitment, is a sliding scale based on credit ratings and was .15% at December 31, 1997. As of December 31, 1997, $217 million of this facility was used for standby letters of credit and $884 million was unused. The average rate of interest on this facility was 6.25% at December 31, 1997.

                      OWENS CORNING AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

2. Long-Term Debt (Continued)

The European credit facilities are payable in Belgian francs and U.S. dollars and have an aggregate commitment of 1.439 billion Belgian francs (39 million U.S. dollars) and 30 million U.S. dollars. The rate of interest on these facilities at December 31, 1997 was 4.235% and 6.26%, respectively. The commitment fee on the unused portions of the facilities range from 1/10 to 1/4 of 1%.

As is typical for bank credit facilities, the agreements relating to the facilities described above contain restrictive covenants, including requirements for the maintenance of interest coverage, a leverage ratio and minimum coverage of fixed charges; and limitations on the early retirement of subordinated debt, additional borrowings, payment of dividends, and purchase of Company stock. The agreements include a provision which would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company. A material adverse change in the Company's business, assets, liabilities, financial condition or results of operations constitutes a default under the agreements.

During  1995,  the  Company's  $173  million  issue  of   8%
convertible  junior subordinated debentures  was  converted.
The conversion resulted in the issuance of 5.8 million new shares of common stock.

The aggregate maturities and sinking fund requirements for all long-term debt issues for each of the five years following December 31, 1997 are:

                                         Credit      Other Long-
       Year                            Facilities     Term Debt
                                       (In millions of dollars)

       1998                               $   7         $ 113
       1999                                  17            13
       2000                                   5           132
       2001                                   5           170
       2002                                 899           191

                       OWENS CORNING AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


3.  Short-Term Debt


                                           1997        1996
                                        (In millions of dollars)

  Balance outstanding at December 31      $   23      $   96

  Weighted average interest rates on
    short-term debt outstanding at
    December 31                              5.9%        6.2%

The  Company had unused short-term lines of credit  totaling
$224 million and $195 million at December 31, 1997 and 1996, respectively.

4.  Restructuring of Operations and Other Actions

During the fourth quarter of 1997, the Company recorded a $143 million pretax charge for restructuring and other
actions   to   close   manufacturing   facilities,   enhance
manufacturing productivity and reduce overhead. The $143 million pretax charge was comprised of a $68 million charge associated with the restructuring of the Company's business segments and a $75 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructure charge include $25 million for personnel reductions, $41 million for divestiture of non-strategic businesses and facilities including the closure of the Candiac, Quebec manufacturing facility to be completed in 1998, and $2 million for other actions. The $25 million
for   personnel   reductions  represents   severance   costs
associated  with  the  elimination of nearly  550  positions
worldwide.   The  primary employee groups  affected  include
manufacturing and corporate administrative personnel.

During the fourth quarter of 1996, the Company recorded a $43 million pretax charge for restructuring and other actions which included the costs associated with a work force realignment, a replacement of computer technology as well as asset valuations and expenses related to exited businesses. The $43 million pretax charge was comprised of a $38 million restructure charge and a $5 million charge related to an exited business. The components of the restructure charge included $20 million for personnel reductions, $8 million in computer technology and $10 million for asset valuations and exited businesses.

The $20 million for personnel reductions represented severance costs associated with the elimination of nearly 400 positions worldwide. The primary employee group affected was manufacturing personnel. At December 31, 1997, the balance remaining in the reserve is approximately $3 million.

                      OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

5.  Acquisitions and Divestitures of Businesses

During 1997, the Company made several acquisitions in the Building Materials segment in the United States and Europe as well as two acquisitions in the Composite Materials segment in the United States and Canada, which were consummated through the exchange of various combinations of common stock, cash, and trust preferred hybrid securities (Note 8). The aggregate purchase price was $886 million for 1997. On June 27, 1997, the Company acquired Fibreboard Corporation, a North American manufacturer of vinyl siding and accessories, as well as manufactured stone. Fibreboard operates more than 130 company-owned distribution centers in 32 states. The purchase price of this acquisition was $660 million, including debt assumed of $138 million and was
consummated  by  the  exchange  of  cash  for  all  of   the
outstanding common shares of Fibreboard at a price of $55 per share. At the time of acquisition, management formulated a plan to divest Fibreboard's calcium silicate insulation and metal jacket business (Pabco). Pabco's net assets are included in assets held for sale on the Company's consolidated balance sheet.

On   October  1,  1997,  the  Company  completed  the  asset
acquisition of AmeriMark Building Products, Inc., a specialty building products company which serves the exterior residential housing industry. The acquisition was completed for a purchase price of $309 million in trust preferred hybrid securities and $8 million in cash.

The Company completed four additional acquisitions during 1997 in the U.S., Europe and Canada. The aggregate purchase price of these acquisitions was $47 million. These acquisitions exchanged 340,000 shares of the Company's common stock and $34 million in cash. The pro forma effect of these acquisitions, except for the acquisitions of Fibreboard and AmeriMark, was not material to net income for the year ended December 31, 1997 or 1996.

During 1996 and 1995, the Company also made several acquisitions in the Building Materials segment in the United States, Canada and Europe. The 1996 acquisitions exchanged 472,250 shares of the Company's common stock and $69 million in cash. The 1995 acquisitions exchanged 1,125,140 shares of the Company's common stock and $82 million in cash, of which $1 million was paid in the first quarter of 1996 and 228,218 shares were issued during 1997.

The incremental sales from the acquisitions, in the year of acquisition, were $534 million, $47 million and $41 million for the years ended December 31, 1997, 1996 and 1995, respectively.

The initial purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The estimated fair value of assets acquired during 1997, including goodwill of $518 million, was $1.404 billion, and liabilities assumed, including $150 million in debt, totaled $518 million. The 1996 acquisitions included goodwill of $32 million. The 1995 acquisitions included goodwill of $97 million.

                      OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)

5.  Acquisitions and Divestitures of Businesses (Continued)

All acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations for the acquisitions have been included in the Company's consolidated financial statements subsequent to the dates of acquisition.

The following unaudited table presents the pro forma results of operations for the years ended December 31, 1997 and 1996, assuming the acquisitions of Fibreboard and AmeriMark occurred at the beginning of each period presented. These results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisition and are not necessarily indicative of what the results would have been had the transactions actually occurred at the beginning of the periods presented. The pro forma results do not include operations that were discontinued by Fibreboard prior to the acquisition, or Pabco.

                                                      Year  Ended
                                                      December 31,
                                                    1997       1996
                                               (In millions of dollars,
                                                  except share data)

Net sales                                       $ 5,041       $ 4,932
Income (loss) from continuing operations             46          (301)
Diluted earnings per share from
  continuing operations                         $   .86       $ (5.86)



6.  Business Process Reengineering Costs

In the fourth quarter of 1997, the Company recorded a $15 million charge, or $.29 per share, net of related income taxes of $10 million, to comply with a new required accounting interpretation announced November 20, 1997. The Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards Board (FASB), requires that the cost of business process reengineering activities that are part of a systems development project be expensed as those costs are incurred. Any unamortized costs that were previously capitalized must be written off as a cumulative adjustment in the quarter containing November 20, 1997.

7.  Convertible Monthly Income Preferred Securities (MIPS)

In 1995, Owens-Corning Capital, L.L.C. ("OC Capital"), a Delaware limited liability company, all of the common limited liability company interests in which are owned indirectly by the Company, completed a private offering of 4 million shares of Convertible Monthly Income Preferred Securities ("Preferred Securities"). The aggregate purchase price for the offering was $200 million. In conjunction with the offering, the Company incurred $6 million in issuance costs.

                     OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

7.  Convertible Monthly Income Preferred Securities (MIPS) (Continued)

The Preferred Securities are guaranteed in certain respects by the Company and are convertible, at the option of the holders, into Company common stock at the rate of 1.1416 shares of Company common stock for each Preferred Security (equivalent to a conversion price of $43.80 per common share). OC Capital cannot initiate any action relating to conversion until after June 1, 1998. Distributions on the
Preferred Securities are cumulative and are payable at the annual rate of 6-1/2% of the liquidation preference of $50 per Preferred Security. Distributions of $13 million, $13 million, and $8 million have been recorded net of tax as minority interest on the Company's consolidated statement of income for the years ended December 31, 1997, 1996 and 1995, respectively.

The  Company  issued  $200  million  of  6-1/2%  Convertible
Subordinated Debentures due 2025 to OC Capital, which represents the sole asset of OC Capital, in exchange for the proceeds of the offering.

8. Trust Preferred Hybrid Securities

In 1997, the Company delivered 6,180,000 7% Income PRIDES securities ("Hybrid Securities") in payment of $309 million of the purchase price for the Company's acquisition of the assets of AmeriMark Building Products, Inc. (Note 5). Each Hybrid Security represents (i) beneficial ownership by the holder of one 7% Trust Preferred Security ("Trust Preferred Security") of Owens Corning Capital III, a Delaware statutory business trust all of the common securities of which are owned by the Company (the "Trust"), having a liquidation amount of $50, providing for cumulative distributions at the rate of 7% per annum through November 15, 2000 and at a reset rate thereafter, and guaranteed in certain respects by the Company, and (ii) the obligation of the holder under a contract with the Company for the purchase on November 16, 2000, at a price of $50, of a number of shares of the Company's common stock as determined by a formula based on the market price of common stock. The aggregate number of shares issuable under such formula ranges from 6.2 million to 8.5 million.

In connection with delivery of the Hybrid Securities, the Company entered into a Registration Rights Agreement providing for, among other things, (i) the Company to register the Hybrid Securities so as to permit them to be resold to the public, (ii) in the event that the Hybrid Securities are not registered and sold by October 1, 1999 (subject to acceleration in certain events), the Company either to arrange for the sale of such securities to a third party or to cause the Trust to redeem the Trust Preferred Securities, (iii) in the event the Hybrid Securities are sold to a third party for a net amount less than $50 plus accrued and unpaid distributions, the Company's payment of a deficiency amount, and (iv) so long as the original holder holds the Hybrid Securities, the Company's payment of an additional amount, per security held, of up to 2% per annum.

Distributions  of $5 million in the fourth quarter  of  1997
pursuant  to  the  Trust  Preferred  Securities  have   been
recorded net of tax as minority interest.

The  Company  issued  $319  million  of  7%  Debentures  due
November 15, 2002 to the Trust, which represents the sole asset of the Trust, in exchange for the Trust Preferred
Securities and the common securities of the Trust.

                       OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

9.  Postemployment and Postretirement Benefits Other Than Pensions

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

Employees become eligible to participate in the health care plans upon retirement under the Company's pension plans if they have accumulated 10 years of service after age 45. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

The  following  table reconciles the status of  the  accrued postretirement benefits cost liability at October  31,  1997 and 1996, as reflected on the balance sheet at December 31, 1997 and 1996:

                                                        1997           1996
                                                     (In millions of dollars)
Accumulated Postretirement Benefits Obligation:
  Retirees                                            $ (225)         $ (191)

  Fully eligible active plan participants                (44)            (28)
  Other active plan participants                         (59)            (58)

Funded status                                           (328)           (277)
Unrecognized net (gain) loss                              30             (10)
Unrecognized net reduction in prior service cost         (32)            (52)
Benefit payments subsequent to the valuation date          4               4

 Accrued postretirement benefits cost liability
 (includes current liabilities of $24 million and
 $22 million in 1997 and 1996, respectively)          $ (326)         $ (335)


The net postretirement benefits cost for 1997, 1996 and 1995 included the following components:

                                                  1997      1996      1995
                                                  (In millions of dollars)

 Service cost                                    $   7     $   8     $   7
 Interest cost on accumulated post-
  retirement benefits obligation                    20        19        19
 Net amortization and deferral                     (20)      (20)      (24)
 Net postretirement benefits cost                $   7     $   7     $   2


                       OWENS CORNING AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

9.  Postemployment and Postretirement Benefits Other Than Pensions (Continued)

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care claims was assumed for 1998. The rate was assumed to decrease to 7% for 1999, then decrease to 6% by 2000. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefits obligation as of October 31, 1997, by $45 million and the aggregate of the service and interest cost components of net postretirement benefits cost for the year then ended by $5 million. The discount rate used in determining the accumulated postretirement benefits obligation was 7.25% in 1997, 7.75% in 1996 and 7.5% in 1995.

The Company also recognizes the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits cost liability at October 31, 1997 and 1996, as reflected on the balance sheet at December 31, 1997 and 1996 was $37 million and $40 million, respectively, including current liabilities of $4 million in each year. The net postemployment benefits expense was less than $1 million for 1997 and $2 million for 1996 and 1995.

10.  Pension Plans

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are generally based on an employee's pay and number of years of service. Company contributions to these pension plans are based on the calculations of independent actuaries using the projected unit credit method. Plan assets consist primarily of equity securities with the balance in fixed income investments. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

Pension expense for the Company's defined benefit pension plans includes the following:

                                                   1997      1996      1995
                                                   (In millions of dollars)

 Service cost                                      $ 23      $ 14      $ 20
 Interest cost on projected benefit obligation       64        62        64
 Actual return on plan assets                      (160)     (106)     (114)
 Net amortization and deferral                       75        25        30
 Curtailment gain                                    (4)        -         -

 Net pension expense                               $ (2)     $ (5)     $  -


                     OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

10.  Pension Plans (Continued)

The funded status at October 31, 1997 and 1996 is as follows:

                                                       1997         1996
                                                   (In millions of dollars)
                                                  Over   Under    Over   Under
                                                 Funded  Funded  Funded Funded
Vested benefit obligation                          $273   $649   $ 679   $ 19
  Accumulated benefit obligation                   $275   $706   $ 757   $ 21
  Plan assets at fair value                        $378   $681   $ 839   $ 10
  Projected benefit obligation                      286    711     805     29
  Plan assets in excess of (less than)
   projected benefit obligation                      92    (30)     34    (19)
  Unrecognized (gain) loss                          (21)    37      53      9
  Unrecognized prior service cost                     1    (49)    (55)     1
  Unrecognized transition amount                    (16)   (22)    (41)     -
  Adjustment to minimum liability                     -     (4)      -     (5)
  Net pension liability (includes current
   liabilities of less than $1 million in 1997
   and $3 million in 1996 and noncurrent
   assets of $53 million in 1997 and
   $43 million in 1996)                            $ 56   $(68)   $ (9)  $(14)


The 1997, 1996 and 1995 primary actuarial assumptions used for pension plans were:

                                                   1997       1996       1995

 Discount rate                                     7.25%      7.75%      7.50%
 Expected long-term rate of return
  on plan assets                                   9.00%      9.00%      9.00%
 Rate of compensation increase                     5.00%      5.10%      5.10%


The   Company  also  sponsors  defined  contribution   plans
available to substantially all U.S. employees. Company contributions for the plans are based on matching a percentage of employee savings up to a maximum savings level. The Company's contributions were $13 million in 1997, $10 million in 1996, and $12 million in 1995.

                    OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

11.  Income Taxes

                                                     1997      1996     1995
                                                    (In millions of dollars)
Income (loss) before provision
 (credit) for income taxes:

  U.S.                                             $  151    $ (609)   $  234
  Foreign                                             (80)       41        99

    Total                                          $   71    $ (568)   $  333
Provision (credit) for income taxes:

 Current
  U.S.                                             $ (123)   $  (31)   $  (42)
  State and local                                       1        (6)       (4)
  Foreign                                              21        12        13

    Total current                                    (101)      (25)      (33)

 Deferred
  U.S.                                                151      (211)      113
  State and local                                      (3)      (48)       15
  Foreign                                             (38)        1        14

    Total deferred                                    110      (258)      142

    Total provision (credit) for income taxes:      $   9     $(283)   $  109


The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                                    1997       1996      1995

U.S. federal statutory rate                          35%       (35)%       35%
State and local income taxes                          5         (6)         2
Adjustment of tax reserves due to
   favorable legislation                              -         (5)         -
Operating losses of foreign subsidiaries             24          -          -
Foreign tax credits                                  (6)         -          -
Change in effective state income tax rate            (9)         -          -
Conclusion of prior year tax audits                  (4)         -          -
Utilization of tax loss carrybacks                  (20)         -         (2)
Adjustment of valuation allowances                  (10)        (1)         -
Other                                                (3)        (3)        (2)

Effective  tax rate                                  12%       (50)%       33%


                    OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

11.  Income Taxes (Continued)

As of December 31, 1997, the Company has not provided for withholding or U.S. federal income taxes on approximately $244 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $28 million of deferred income taxes would have been provided.

At December 31, 1997, the Company had net operating loss carryforwards for certain of its foreign subsidiaries and certain of its state tax jurisdictions, the tax benefit of which is approximately $101 million. Tax benefits of $62 million expire over the period from 1998 through 2012, and the remaining $39 million have an indefinite carryforward.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                           1997                     1996
                                               Deferred               Deferred
                                  Deferred       Tax        Deferred     Tax
                                 Tax Assets   Liabilities  Tax Assets Liabilities
                                               (In millions of dollars)
 Asbestos litigation claims      $   455        $   -         $  525     $   -
 Other employee benefits             152            -            157         -
 Pension plans                        24           14             22        11
 Depreciation                          -          233              -       200
 Operating loss carryforwards        101            -             63         -
 State and local taxes                 -           43              -        38
 Other                               190          110            140        56
  Subtotal                           922          400            907       305
 Valuation allowances                (34)           -            (22)        -
 Total deferred taxes             $  888       $  400         $  885    $  305


Management fully expects to realize its net deferred tax assets through income from future operations.

12.  Science and Technology Expenses

Science and technology expenses include research and development costs of $69 million in 1997, $78 million in 1996, and $69 million in 1995. In addition to research and development costs, science and technology expenses include continuing commercial activities such as engineering and product modifications for special applications and testing in 1996 and 1995.

                    OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

13.  Accounts Receivable Securitization

In 1997, 1996 and 1995, the Company sold certain accounts receivable of its Building Materials operations to a 100% owned subsidiary, Owens-Corning Funding Corporation ("OC Funding"). In December 1994, OC Funding entered into a three-year agreement whereby it could sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100 million. In November 1997, the agreement was amended to extend its term by 2 years and to increase the maximum to $125 million. At December 31, 1997 and 1996, $100 million have been sold under this agreement and the sale has been reflected as a
reduction   of   accounts  receivable   in   the   Company's
consolidated balance sheet. The discount of $6 million on the receivables sold has been recorded as other expenses on the Company's consolidated statement of income for the years ended December 31, 1997, 1996, and 1995. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by OC Funding.

14.  Inventories

Inventories are summarized as follows:

                                                1997      1996
                                           (In millions of dollars)
  Finished goods                               $ 363     $ 273
  Materials and supplies                         214       149
  FIFO inventory                                 577       422

  Less:  Reduction to LIFO basis                 (74)      (82)
                                               $ 503     $ 340

Approximately  $365  million  and  $216  million   of   FIFO
inventories  were valued using the LIFO method  at  December
31, 1997 and 1996, respectively.

During 1995, certain inventories were reduced, resulting in the liquidation of LIFO inventory layers carried at lower costs in prior years as compared with the current cost of inventory. The effect of these inventory reductions was to reduce cost of sales by $7 million.

                    OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

15.  Investments in Affiliates

At December 31, 1997 and 1996, the Company's affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, include:

                                                   Percent Ownership
                                                     1997    1996

    Alpha/Owens-Corning, L.L.C. (USA)                 50%     50%
    Amiantit Fiberglass Industries, Ltd.
      (Saudi Arabia)                                  30%     30%
    Arabian Fiberglass Insulation Company,
      Ltd. (Saudi Arabia)                             49%     49%
  * Knytex Company, L.L.C. (USA)                     100%     50%
    LG Owens-Corning Corporation (Korea)              30%     30%
    OC Andercol Tuberias S.A. (Colombia)              50%     50%
    Owens-Corning (India) Limited                     49%     49%
    Owens-Corning Yapi Merkezi Boru
      Sanayi VeTicaret A.S.(Turkey)                   50%     50%
  * Owens-Corning Canos, S.A. (Argentina)            100%     50%
    Owens-Corning Eternit Rohre GmbH (Germany)        50%     50%
    Owens-Corning Pipe Botswana (Proprietary)
      Limited (Botswana)                              49%     49%
  * Owens-Corning Tubs S.A. (Spain)                  100%     50%
    Siam Fiberglass Co., Ltd. (Thailand)              17%     17%
    Vitro-Fibras, S.A. (Mexico)                       40%     40%


Early in 1996, the Company sold its ownership interest in its Japanese affiliate Asahi Fiber Glass Co. Ltd., and recorded a pretax gain of $37 million.

* The Company's consolidated financial statements include the January 1997 acquisition of the remaining 50% interest in Knytex. The Company considers its 100% ownership of Owens-
Corning Canos, S.A. and Owens-Corning Tubs S.A. to be temporary and therefore continues to account for them as unconsolidated affiliates under the equity method.

The    following   table   provides   summarized   financial
information on a combined 100% basis for the Company's affiliates accounted for under the equity method:

                                         1997    1996     1995
                                       (In millions of dollars)

At December 31:
 Current assets                         $ 227   $ 200   $ 338
 Noncurrent assets                        289     259     503
 Current liabilities                      145     149     340
 Noncurrent liabilities                   287     168     236
For the year:
 Net sales                                535     516     962
 Gross margin                             133     126     178
 Net income                                21      36      47


The Company's equity in undistributed net income of affiliates was $3 million at December 31, 1997.

                     OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

16.  Accounts Payable and Accrued Liabilities

                                                   1997          1996
                                               (In millions of dollars)

  Accounts payable                                $ 436         $ 379
  Payroll and vacation pay                           61            84
  Payroll, property, and miscellaneous taxes         27            35
  Other employee benefits liability (Note 9)         28            26
  Restructure costs (Note 4)                         44            34
  Other                                             218           147
                                                  $ 814         $ 705

17.  Consolidated Statement of Cash Flows

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                              1997      1996      1995
                                              (In millions of dollars)

     Income taxes                            $ (6)     $ (25)    $ (34)
     Cost of borrowed funds                   123         86        94


The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

During the six months ended December 31, 1997, gross payments for asbestos litigation claims filed against Fibreboard were approximately $126 million, all of which was paid directly by Fibreboard's insurers or from the escrow account to claimants on Fibreboard's behalf. During the six months ended December 31, 1997, Fibreboard also recorded settlements with plaintiffs for amounts totaling approximately $132 million. Fibreboard settlement agreements are reflected on the Company's consolidated balance sheet as an increase in both the Fibreboard asbestos costs to be reimbursed and Fibreboard asbestos-related liabilities when the agreements are reached.

See Notes 5 and 8 for supplemental disclosure of non-cash investing and financing activities.

                     OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

18.  Leases

The Company leases certain manufacturing equipment and office and warehouse facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2015. Total rental expense charged to operations was $124 million in 1997, $87 million in 1996, and $63 million in 1995. At December 31, 1997, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:

                                   Minimum Future
               Period            Rental Commitments
                              (In millions of dollars)

                1998                   $  90
                1999                      58
                2000                      31
                2001                      22
                2002                      16
                2003 through 2015        113
                                       $ 330

19.  Stock Compensation Plans

The  Company has four stock-based compensation  plans.   The
Company's  Stock Performance Incentive Plan ("SPIP")  grants stock  options,  restricted  stock,  performance  restricted stock and phantom performance units. The Owens Corning  1995
Stock  Plan  ("95  Stock Plan") grants  options,  restricted stock  and  performance stock awards.  The SPIP and  the  95
Stock  Plan (collectively, the "Plans"), permit  up  to  two percent  and  one  percent, respectively, of  common  shares outstanding  at the beginning of each calendar  year  to  be awarded as stock options and restricted stock (with  25%  of this  amount  as the maximum permitted number of  restricted stock  awards). The Company may carry forward, independently for  each  plan,  unused shares from  prior  years  and  may increase  the  shares available for awards in  any  calendar year  through  an  advance of up to 25%  of  the  subsequent year's  allocation (determined by using 25% of  the  current year's  allocation).  These shares are also subject  to  the
25%  limit  for  restricted stock awards.  During  1997  the maximum number of shares available under the Plans for stock awards  was 2,236,576 shares. The following are descriptions of the awards granted under the Plans:

 Stock Options

 Under  the Plans, the exercise prices of each option  equal the  market price of the Company's common stock on the date of  grant and an option's maximum term is 10 years.  Shares issued  from  the exercise of options are recorded  in  the common  stock accounts at the option price. The awards  and vesting  periods  of  such awards  are  determined  at  the discretion  of the compensation committee of the  board  of
 directors.   During  1997,  1996  and  1995,  respectively,
 1,103,027,  1,102,510  and  1,006,950  stock  options  were awarded under the Plans.





                     OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

19.  Stock Compensation Plans (Continued)

 Restricted Stock Awards

 Under the Plans, compensation expense is measured based  on the  market  price of the stock at date  of  grant  and  is recognized  on  a  straight-line  basis  over  the  vesting
 period.   Stock  restrictions lapse, subject  to  alternate
 vesting   plans  for  death,  disability,  approved   early
 retirement   and  involuntary  termination,  over   various
 periods  ending in 2005.  At December 31, 1997, the Company
 had   302,182   shares  of  restricted  stock  outstanding.
 During  1997,  1996  and 1995, 77,250, 78,510  and  148,924
 shares of restricted stock were granted, respectively.  The weighted-average grant-date fair value for  shares  granted was  $44.66,  $42.67 and $40.78 for 1997,  1996  and  1995,
 respectively.

 Performance Restricted Stock Awards

 Under  the  Plans, certain officers are awarded performance
 shares.   Performance shares represent the  opportunity  to
 earn  up  to a specified number of shares of the  Company's
 common   stock,   if   the   Company   achieves   specified
 performance   goals   during  the  designated   performance
 period.   Officers other than the Chief Executive  Officer,
 earn  any  portion  of their award not  earned  during  the performance  period  seven  years  after  the  end  of  the performance  period,  if their employment  continues  until that  time.  Compensation  expense  is  measured  based  on market  price of the Company's common stock on the date  of
 grant   and  is  amortized  over  the  performance  period,
 approximately  three  years.  At  December  31,  1997,  the
 Company  had 96,400 units outstanding.  During  1997,  1996
 and   1995,   respectively,  37,100,  38,200   and   27,300
 performance  shares  were  granted.   The  weighted-average
 grant-date  fair  value  for  shares  granted  was  $44.61,
 $43.79 and $45.00 for 1997, 1996 and 1995, respectively.

 Phantom Performance Units

 Under  the  Plans,  certain officers  are  awarded  phantom
 performance  units.   Each  unit provides  the  holder  the
 opportunity  to earn a cash award equal to the fair  market value of the Company's common stock upon the attainment  of certain performance goals.  Officers, other than the  Chief
 Executive  Officer,  earn any portion of  their  award  not earned during the performance period seven years after  the
 end   of   the  performance  period,  if  their  employment
 continues   until  that  time.  Compensation   expense   is
 measured  based  on  market price of the  Company's  common
 stock   and  is  amortized  over  the  performance  period,
 approximately  three  years.  At  December  31,  1997,  the
 Company  had 184,250 phantom performance units outstanding.
 During  1997,  1996  and 1995, 77,850,  79,600  and  56,000
 units, respectively, were awarded.

 Performance Stock Awards

 Under    the   Plans,   certain   employees   are   awarded
 unrestricted stock based upon achievement of certain  goals within a designated performance period.  Compensation  cost for  these  awards  is accrued over the performance  period based  upon  a base compensation level and the  performance
 level  achieved.   Stock  awards are  issued  in  the  year
 subsequent  to  the  performance  period.   The  number  of
 shares  issued is based upon the market price of the  stock on  date  of issuance and the level of compensation earned.
 In 1997, 122,362 shares were issued to employees.





                     OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

19.  Stock Compensation Plans (Continued)

The Company also has a plan to award stock and stock options to  nonemployee directors.  The receipt of the stock  awards
may   be  deferred  at  the  discretion  of  the  directors.
Approximately 351,000 shares were available under this  plan at  December  31,  1997.  As of December  31,  1997,  15,500
deferred  awards were outstanding.  In 1997, 10,000  options and  5,500  stock awards were granted, 1,500 of  which  were issued.  In 1996, 30,000 options and 4,000 stock awards were
granted,  of  which  1,000  were issued.   In  1995,  10,000
options  and 4,000 stock awards were granted of which  2,000 were issued.  The weighted-average grant-date fair value for shares granted was $39.13, $39.63 and $35.25 for 1997,  1996 and 1995, respectively.

Under  a  prior  plan, the Company had 5,417 deferred  stock
awards  outstanding at December 31, 1996.   No  awards  were
outstanding under this plan at December 31, 1997.  Under the terms of this plan, no further awards may be made.

The  Company  applies Financial Accounting  Standards  Board
Statement  No.  123 (SFAS 123) in accounting for  its  stock based  compensation plans.  In accordance with SFAS 123  the
Company applies Accounting Principles Board Opinion  No.  25
and  related  Interpretations for expense recognition.   All
stock  options  issued by the Company are exercisable  at  a price  equal  to  the  market price at the  date  of  grant.
Accordingly,  no compensation cost has been  recognized  for
any   of   the   options  granted  under  the  Plans.    The
compensation  cost that has been recorded for  awards  other than options was $12 million, $17 million and $3 million  in
1997, 1996 and 1995, respectively.

A summary of the status of the Company's plans that issue options as of December 31, 1997, 1996, and 1995 and changes during the years ending on those dates is presented below:



                            1997                  1996                  1995
                               Weighted              Weighted               Weighted
                      Number   Average     Number    Average     Number     Average
                        of     Exercise      of      Exercise      of       Exercise
                      Shares    Price      Shares     Price      Shares      Price

Beginning of year   4,894,439   $ 35.59   3,943,110   $ 33.34   3,290,454   $ 31.55

Options granted     1,113,027   $ 44.80   1,132,510   $ 42.92   1,016,950   $ 37.46

Options exercised    (724,661)  $ 30.29    (142,232)  $ 30.60    (300,663)  $ 27.18

Options canceled     (156,647)  $ 41.63     (38,949)  $ 41.01     (63,631)  $ 35.67

End of year         5,126,158   $ 38.15   4,894,439   $ 35.59   3,943,110   $ 33.34

Exercisable         3,047,126   $ 34.78   2,872,156   $ 32.66   2,107,427   $ 30.97

Weighted-average
fair-value of
options granted
during the year                  $14.29               $ 12.50               $ 11.24


                     OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

19.  Stock Compensation Plans (Continued)

The   following   table  summarizes  information  about   options
outstanding at December 31, 1997:

                             Options Outstanding        Options Exercisable
                     ===============================    ===================

                     Number      Remaining            Number    Weighted-Average          Number     Weighted
    Range of       Outstanding  Contractual         Exercisable     Exercise
 Exercise Prices   at 12/31/97     Life     Price   at 12/31/97       Price
 ===============   ===========  ========== =======  =========== ================

$17.860 - 26.790     398,907       3.1     $23.30     398,907        $23.30
$28.500 - 30.625     399,115       4.2     $30.60     399,115        $30.60
$32.125 - 36.125     729,230       6.0     $32.31     717,730        $32.26
$36.875 - 39.125     868,674       7.2     $37.50     549,665        $37.50
$39.625 - 47.000   2,730,232       7.7     $43.19     981,709        $41.47


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions by year:

         Assumptions                 1997          1996        1995

     Risk-free interest rate         6.31%         6.04%       5.96%
     Expected life (in years)        5             5           5
     Expected volatility            24.64%        24.39%      26.25%
     Expected dividends               .82%         1.43%       1.43%


Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1997       1996        1995
                                                  (In  millions of  dollars,
                                                      except share data)

 Net income                   As reported       $  47      $ (284)      $ 231
                              Pro forma         $  40      $ (288)      $ 230

 Basic earnings per share     As reported       $ .89      $(5.54)      $ 4.73
                              Pro forma         $ .76      $(5.61)      $ 4.71

 Diluted earnings per share   As reported       $ .88      $(5.54)      $ 4.41
                              Pro forma         $ .75      $(5.61)      $ 4.39

The Company cautions that the pro forma impact in the initial years of adoption of this disclosure distorts what may be the pro forma impact on future years due to the recognition of pro forma compensation cost over the vesting period.

                    OWENS CORNING AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

19.  Stock Compensation Plans (Continued)

The following table reconciles the net income (loss) and weighted average number of shares used in the basic earnings per share calculation to the net income (loss) and weighted average number of shares used to compute diluted earnings per share.

                                                 1997      1996       1995
                                                 (In  millions of  dollars,
                                                     except share data)

Net income (loss) used for basic
  earnings per share                           $   47    $  (284)    $ 231
Net income (loss) effect of assumed
  conversion of debt and preferred
  securities                                        -          -         7
Net income (loss) used for diluted
  earnings per share                           $   47    $  (284)    $ 238

Weighted average number of shares
  outstanding used for basic earnings
  per share (thousands)                        52,860     51,349    48,744

  Deferred awards and stock options               686          -       802

  Shares from assumed conversion of debt and
    preferred securities                            -          -     4,372

Weighted average number of shares outstanding
  and common equivalent shares used for
  diluted earnings per share (thousands)        53,546    51,349    53,918

20.  Share Purchase Rights

Each outstanding share of the Company's common stock includes a preferred share purchase right. Each right entitles the holder to buy from the Company one one-
hundredth  of  a  share of Series A Participating  Preferred
Stock  of  the  Company at a price of $190.   The  Board  of
Directors has designated 750,000 shares of the Company's authorized preferred stock as Series A Participating Preferred Stock. There were no preferred shares outstanding at December 31, 1997.

Rights become exercisable and detach from the common stock ten business days after a person or group acquires, or announces a tender offer for, 15% or more of the Company's outstanding shares of common stock. The rights expire on December 30, 2006, unless redeemed earlier by the Company. The rights are redeemable by the Company at one cent each at any time prior to public announcement or notice to the Company that an acquiring person or group has purchased 15% or more of the Company's outstanding common stock (an "Acquisition Event"). At any time after an Acquisition Event and prior to the acquisition by such person or group of 50% or more of the Company's outstanding common stock, the

                    OWENS CORNING AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

20.  Share Purchase Rights (Continued)

Board of Directors may exchange one share of common stock for each right outstanding, other than rights held by the acquiring person or group. At any time after an Acquisition Event and the rights become exercisable, each right, other than rights held by the acquiring person or group, would entitle its holder to buy common stock of the Company having a market value of twice the exercise price of the right (or, if the Company is subsequently acquired in a merger or other business combination, such shares of the acquiring or surviving company). Until the rights detach from the common stock (or the earlier termination or redemption of the rights), an additional right will be issued with every share of newly issued common stock.

21.  Derivative Financial Instruments and Fair Value of Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to help meet financing needs and to reduce exposure to fluctuating foreign currency exchange rates and interest rates. The Company is exposed to credit loss in the event of nonperformance by the other parties to the financial instruments described below. However, the Company does not anticipate nonperformance by the other parties. The Company does not engage in trading activities with these financial instruments and does not generally require collateral or other security to support these financial instruments. The notional amounts of derivatives summarized in the foreign exchange risk and interest rate risk management section below do not generally represent the amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged were calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, or financial or other indexes.


Foreign Exchange Risk and Interest Rate Risk Management

The   Company  enters  into  various  types  of   derivative
financial instruments to manage its foreign exchange risk and interest rate risk, as indicated in the following table.

                                          Notional Amount     Notional Amount
                                         December 31, 1997   December 31, 1996
                                                (In millions of dollars)

  Forward currency exchange contracts           $ 154              $ 128
  Combined interest rate currency swaps           120                120
  Options purchased                                35                 22
  Currency swaps                                  145                120
  Interest rate swaps                             550                 50
  Treasury rate locks                               -                 29





                     OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)

21.  Derivative Financial Instruments and Fair Value of Financial
     Instruments (Continued)

The  Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on  certain  assets and liabilities denominated  in  foreign currencies.  As  of December 31, 1997, the  Company  has  32 forward  currency exchange contracts maturing in 1998  which
exchange  1.4  billion  Belgian  francs,  36  million   U.S.
dollars,  11  million  British pounds,  105  million  French francs,  198  million  Norwegian krone,  and  various  other
currencies.   As  of December 31, 1996, the Company  had  31
forward  currency exchange contracts maturing in 1997  which exchanged  3.9  billion  Belgian  francs,  33  million  U.S.
dollars,  17  million  British  pounds,  89  million  French
francs,   12   billion  Italian  lira,  and  various   other
currencies.   Gains  and  losses on these  foreign  currency
hedges  are  included in the carrying amount of the  related assets  and  liabilities.  At December 31,  1997  and  1996, deferred  gains and losses on these foreign currency  hedges were not material to the consolidated financial statements.

During 1997, the Company entered into forward currency exchange contracts to reduce its exposure to currency fluctuations on the anticipated 1998 net sales of certain
Canadian subsidiaries. The seven forward currency exchange contracts which mature in 1998, exchange 10 million Canadian dollars against 7 million U.S. dollars. At December 31,
1997, the deferred losses on these forward currency exchange contracts were not material to the consolidated financial statements.

During  1996,  the  Company entered  into  forward  currency exchange  contracts  to  reduce  its  exposure  to  currency fluctuations  on the proceeds of the sale of its  investment in  Asahi Fiber Glass Company, Ltd. (Note 15).  Gains of  $4
million were included in other income in 1996 as part of the total gain on the sale.

The  Company  enters  into combined interest  rate  currency swaps  to  hedge  its equity investments in certain  foreign subsidiaries to manage its exposure against fluctuations  in foreign  currency rates. As of December 31, 1997  and  1996, the  Company had three combined interest rate currency swaps maturing  in  1999 to manage this exposure. These  contracts exchange  921  million  Belgian francs,  50  million  French francs,  17  million  Dutch guilders  and  50  million  U.S.
dollars.  Gains and losses on the currency swap portions  of these  contracts are included in stockholders'  equity.  The differential interest to be paid or received on the interest rate  swap portion of these contracts is accrued as interest rates  change  and  is recognized over  the  life  of  these
agreements.   At December 31, 1997, deferred  gains  of  $10
million are included as a component of shareholders' equity.
At  December  31, 1996, deferred gains and losses  on  these
foreign   currency   hedges  were  not   material   to   the
consolidated financial statements.

During  1996,  the Company entered into option contracts  to hedge  1997  royalty  payments  of  the  Company's  European
subsidiaries.   At  December 31, 1996, the  currency  option
contracts exchanged 446 million Belgian francs and 5 million
British   pounds  against  approximately  22  million   U.S.
dollars.   At  December 31, 1996, deferred gains  on  option
contracts  were  not material to the consolidated  financial statements.





                     OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

21.  Derivative Financial Instruments and Fair Value of
     Financial Instruments (Continued)

In   1994,  the  Company  entered  into  two  currency  swap
transactions to manage its exposure against foreign currency fluctuations  on  the  principal amount  of  its  guaranteed
9.814%   Eurobonds  (Note  2).   During  1995,  the  Company
terminated  these  swaps.  The termination  of  these  swaps exchanged  140  million U.S. dollars  for  approximately  89 million British pounds, resulting in a gain of approximately
10  million U.S. dollars. At that time, the Company  entered into  a  combined interest rate currency swap and a currency swap  exchanging U.S. dollars into British pounds  to  hedge the  interest and principal payments of the Eurobonds. These agreements also convert part of the fixed rate interest into variable rate interest.  The gain on the exercised swaps  is
being  amortized  over the life of the original  hedge.   At
December  31,  1997  and 1996, $3 million  and  $5  million, respectively, of unamortized gain on the four cross-currency interest rate swaps is included in other liabilities.

The  Company  has  a  cross-currency  swap  converting  from
Deutsche  marks into U.S. dollars to hedge the interest  and principal payments of its 7.25% Deutsche mark bonds, due  in
2000.   The agreement establishes a fixed interest  rate  of
11.1%.

The Company enters into interest rate swaps to manage its interest rate risk. As of December 31, 1997, the Company has seven ordinary interest rate swaps that effectively convert an aggregate principal amount of $350 million of variable rate long-term debt into fixed rate borrowings.
For the year ended December 31, 1997, losses of $8 million related to these swaps have been recorded as a component of interest expense.

During  1997,  the Company entered into three interest  rate swaps  as  a hedge against interest rate fluctuation  on  an
anticipated  refinancing  of  the  Trust  Preferred   Hybrid
Securities (See Note 8).  These swaps effectively lock in an interest  rate of 6.3% on a notional amount of $150 million.
As  of December 31, 1997, deferred losses on these contracts are not material to the consolidated financial statements.

As of December 31, 1997, the Company has an interest rate swap to convert $50 million in equipment lease payments from a floating LIBOR to a fixed rate of 5.52%. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreement. As of December 31, 1997 and 1996, this amount was not material to the consolidated financial statements.

As  of  December 31, 1996, the Company had one  cash-settled
treasury  rate  lock  as  a  hedge  against  interest   rate
fluctuations   on   a  lease  commitment.    This   contract
effectively  locked  in an interest  rate  of  6.015%  on  a notional amount of $29 million. This contract was settled in
1997.  The loss on the contract is being amortized over  the life  of  the  lease and is not material to the consolidated financial statements.

At  December  31, 1995, the Company had four  interest  rate swaps  to  reduce  the  interest rates  on  its  fixed  rate
borrowings.   These  agreements, which  were  terminated  in
1996, effectively converted an aggregate principal amount of
$150 million of fixed rate long-term debt into variable rate
borrowings.   The  $8  million  gain  recognized  from   the
termination  of  these  swaps is being  amortized  over  the remaining life of the debt.




                     OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

21.  Derivative Financial Instruments and Fair Value of
     Financial Instruments (Continued)

Other Financial Instruments with Off-Balance-Sheet Risk

As   of   December  31,  1997  and  1996,  the  Company   is
contingently liable for guarantees of indebtedness  owed  by certain  unconsolidated affiliates of $84  million  and  $57 million,  respectively.  The Company is of the opinion  that its  unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such
guaranteed  indebtedness  and  that  no  payments  will   be
required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk

As of December 31, 1997 and 1996, the Company has no significant group concentrations of credit risk.

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




                      OWENS CORNING AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

21.  Derivative Financial Instruments and Fair Value of
     Financial Instruments (Continued)

The   estimated  fair  values  of  the  Company's  financial
instruments  as  of December 31, 1997 and 1996,  which  have fair  values different than their carrying amounts,  are  as follows:


                                               1997               1996
                                         Carrying   Fair     Carrying  Fair
                                          Amount    Value     Amount   Value
                                               (In millions of dollars)
Assets:
   Long-term notes receivable            $   18    $   17      $  23    $  21

Liabilities:
  Long-term debt                          1,595     1,659        818      881

Off-Balance-Sheet Financial
Instruments - Unrealized gains:
  Foreign currency swaps                      -        21          -       32
  Interest rate swaps                         -        (9)         -        1
  Combined interest rate
    currency swaps                            -        13          -        1
 Options                                      -         2          -        -


As of December 31, 1997 and 1996, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

As  of  December  31, 1997 and 1996, the  Company  has  also entered into certain treasury rate locks, the fair values of
which   are  not  material  to  the  consolidated  financial
statements.

                      OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

22.  Contingent Liabilities

ASBESTOS LIABILITIES

ITEM A.  OWENS CORNING (EXCLUDING FIBREBOARD)

Owens Corning is a co-defendant with other former manufacturers, distributors and installers of products containing asbestos and with miners and suppliers of asbestos fibers (collectively, the "Producers") in personal injury litigation. The personal injury claimants generally allege injuries to their health caused by inhalation of asbestos fibers from Owens Corning's products. Most of the claimants seek punitive damages as well as compensatory damages. Virtually all of the asbestos-related lawsuits against Owens Corning arise out of its manufacture, distribution, sale or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture of which was discontinued in 1972.

Status

As of December 31, 1997, approximately 173,800 asbestos personal injury claims were pending against Owens Corning, of which 35,300 were received in 1997, 36,300 were received in 1996 and 55,800 in 1995.

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

Through December 31, 1997, Owens Corning had resolved (by settlement or otherwise) approximately 202,500 asbestos personal injury claims. During 1995, 1996 and 1997, Owens Corning resolved approximately 63,700 asbestos personal injury claims, over 99% without trial. Total indemnity payments for these 63,700 claims, including future installment payments, are expected to be $858 million (an average of $13,500 per claim).

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

                     OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

22.  Contingent Liabilities (Continued)

Owens Corning's total indemnity and defense payments (before application of insurance recoveries) for asbestos personal injury claims were $300 million in 1997 and are expected to be approximately $350 million in 1998. This high level of expenditures, and the anticipated increase in 1998, are attributable in large measure to two factors: payments associated with adverse judgments (particularly in mesothelioma cases), and significant recent increases in the cost of settlement of mesothelioma claims. The Company is addressing these developments by refocusing its defense resources upon the early identification and evaluation of mesothelioma claims and, where such claims cannot be resolved by settlement, upon more thorough preparation and work-up of such claims for trial. The Company believes that these measures should prove effective in controlling the costs of resolving such claims. However, the increased cost of resolution of mesothelioma claims has added to the difficulty of estimating the Company's future asbestos liabilities. The Company cautions that if the cost of mesothelioma settlements and judgments is not controlled and if future annual expenditures for asbestos personal injury claims are not reduced, the Company may be required to make additional provision for the anticipated costs of asbestos personal injury claims.

Tobacco

The Company is closely monitoring the proposed federal legislation to implement a nationwide tobacco settlement. Several bills have been introduced in Congress. One, introduced by Senator Hatch, makes provision for payment of $4.8 billion over 25 years for programs and activities to be conducted by the Secretary of Labor relating to asbestos-related injuries for which use of tobacco is determined to be a significant contributing factor. Owens Corning, Fibreboard and other asbestos defendants have collectively spent billions of dollars to resolve asbestos personal injury claims to which smoking was a substantial causal or contributing factor. The Company believes that any federal legislation implementing the proposed tobacco settlement must make adequate financial provision for compensating asbestos personal injury claimants for the role tobacco use played in their injuries and for reimbursing asbestos defendants, in whole or in part, for past payments that have been made to asbestos personal injury claimants who were also smokers. The Company is directing its legislative lobbying efforts toward achievement of this objective.

Owens Corning and Fibreboard have filed suit in the Superior Court for Alameda County, California against seven leading manufacturers of tobacco products. The complaint alleges that cigarette smoking causes or contributes to lung cancer, a variety of other cancers and chronic obstructive pulmonary disease. The complaint seeks to require the defendants to reimburse Owens Corning and Fibreboard for all or part of the amounts which they have spent in resolving the personal injury claims of asbestos plaintiffs whose injuries were caused or contributed to by cigarette smoking.

Fibreboard

As described in greater detail below, Fibreboard is a party to two class action settlements relating to asbestos personal injury claims - the Global Settlement and the Insurance Settlement. If the Global Settlement is approved, Fibreboard will be protected by an injunction from asbestos personal injury claims and should have no further asbestos personal injury liabilities.

                      OWENS CORNING AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

22.  Contingent Liabilities (Continued)

If the Global Settlement is not approved, the Insurance Settlement will become effective. In such event, Fibreboard will receive the payments from its insurance carriers due under the Insurance Settlement, the injunction protecting Fibreboard from asbestos personal injury claims will be dissolved, and Fibreboard will return to the tort system as a defendant. Should the Insurance Settlement come into effect, Owens Corning and Fibreboard anticipate establishing a joint facility that would provide, consistent with Fibreboard's contractual obligations under the Insurance Settlement, for the joint defense and settlement of asbestos personal injury claims against the two defendants. Such a joint facility would have the potential for achieving synergistic savings in defense and settlement costs compared to the costs either Company would otherwise likely incur.

Insurance

As of December 31, 1997, Owens Corning had approximately $232 million in unexhausted insurance coverage (net of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1998 and beyond under agreements with the carriers confirming such coverage. All of Owens Corning's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

In addition to its confirmed primary level non-products insurance, Owens Corning has a significant amount of unconfirmed potential non-products coverage with excess level carriers. For purposes of calculating the amount of insurance applicable to asbestos liabilities, Owens Corning has estimated its probable recoveries in respect of this additional non-products coverage at $225 million, which amount was recorded in 1996. This coverage is unconfirmed and the amount and timing of recoveries from these excess level policies will depend on subsequent negotiations or proceedings.

Reserve

The Company's financial statements include a reserve for the estimated cost associated with Owens Corning's asbestos personal injury claims. This reserve was established principally through a charge to income in 1991 for the costs of asbestos claims expected to be received through 1999 and an additional $1.1 billion charge to income (before taking into account the probable non-products insurance recoveries) during 1996 for cases that may be received subsequent to 1999. In establishing the reserve, Owens Corning took into account, among other things, the effect of federal court decisions relating to punitive damages and the certification of class actions in asbestos cases, the discussions with a substantial group of plaintiffs' law firms in connection with global settlement negotiations, the results of its continuing investigations of medical screening practices of the kind at issue in the federal PFT lawsuits, recent developments as to the prospects for federal and state tort reform, the continued rate of case filings at historically high levels, additional information on filings received during the 1993-1995 period and other factors. The combined effect of the $1.1 billion charge and the $225 million probable additional non-products insurance recovery was an $875 million charge in the second quarter of 1996.

                      OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

22.  Contingent Liabilities (Continued)

Owens Corning's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received in the future, and its estimated insurance recoveries in respect of such claims, are reported separately as follows:

                                      December 31,   December 31,
                                           1997         1996
                                       (In millions of dollars)
Reserve for asbestos
litigation claims
   Current                               $  350        $ 300
   Other                                  1,320        1,670

      Total Reserve                       1,670        1,970

Insurance for asbestos
litigation claims
   Current                                  100          100
   Other                                    357          454

      Total Insurance                       457          554

Net Owens Corning Asbestos Liability     $1,213       $1,416

Owens Corning cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, are influenced by numerous variables that are difficult to predict, and that estimates, such as Owens Corning's, which attempt to take account of such variables, are subject to considerable uncertainty. Included among these variables are Owens Corning's future success in controlling the costs of resolving mesothelioma claims, the outcome of the Company's litigation against the tobacco companies and of the appellate proceedings related to the Fibreboard Global Settlement and Insurance Settlement, and federal legislative developments concerning asbestos and/or tobacco. Owens Corning believes that its estimate of liabilities and insurance will be sufficient to provide for the costs of all pending and future asbestos personal injury claims that involve malignancies or significant asbestos-related functional impairment. While such estimates cover unimpaired claims, the number and cost of unimpaired claims are much harder to predict and such estimates reflect Owens Corning's belief that such claims have little or no value. Owens Corning will continue to review the adequacy of its estimate of liabilities and insurance on a periodic basis and make such adjustments as may be appropriate.

Management Opinion

Although any opinion is necessarily judgmental and must be based on information now known to Owens Corning, in the opinion of management, while any additional uninsured and unreserved costs which may arise out of pending personal injury asbestos claims and additional similar asbestos claims filed in the future may be substantial over time, management believes that any such additional costs will not impair the ability of the Company to meet its obligations, to reinvest in its businesses or to take advantage of attractive opportunities for growth.

                     OWENS CORNING AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

22.  Contingent Liabilities (Continued)

ITEM B.  FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure.

Status

As of December 31, 1997, approximately 108,400 asbestos personal injury claims were pending against Fibreboard. Fibreboard received approximately 33,000 such claims in 1997, 32,900 in 1996 and 20,700 in 1995. These claims and most of the pending claims are made against the Fibreboard Global Settlement Trust and are subject to the Global Settlement injunction discussed below. During 1995, 1996 and 1997, Fibreboard resolved (by settlement or otherwise) approximately 20,100 asbestos personal injury claims and incurred indemnity payments of $257 million (an average of about $12,800 per case).

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

As of December 31, 1997, amounts payable under various asbestos claim settlement agreements were $123 million. These amounts are payable either from the Settlement Trust discussed below or directly by the insurers. Amounts due from insurers in payment of these or past claims paid directly by Fibreboard, as of December 31, 1997 are $116 million.

Insurance Arrangements

Fibreboard has unique insurance arrangements for personal injury claims. During 1993, Fibreboard and its insurers, Continental Casualty Company (Continental) and Pacific Indemnity Company (Pacific), entered into the Insurance Settlement, and Fibreboard, its insurers and representatives of a class of future asbestos plaintiffs who have claims arising from exposure to asbestos prior to August 27, 1993, entered into the Global Settlement. These agreements are interrelated and require final court approval. On July 26, 1996, the U.S. Fifth Circuit Court of Appeals affirmed the Global Settlement by a majority decision and the Insurance Settlement by a unanimous decision.

                     OWENS CORNING AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

22.  Contingent Liabilities (Continued)

The parties opposing the Global Settlement filed petitions seeking review with the U.S. Supreme Court. On June 27, 1997, the Supreme Court granted the petition, vacated the judgment and remanded the case to the Fifth Circuit for further consideration in light of the Supreme Court's decision in the Amchem Products, Inc. V. Windsor case. Amchem involved a proposed nationwide class action settlement of future asbestos personal injury claims against the members of the Center for Claims Resolution. The Supreme Court, affirming the intermediate appellate court, disapproved and vacated the Amchem class action settlement, determining that the Amchem class action failed to meet the requirements of Federal Rule of Civil Procedure 23. On January 27, 1998, a panel of the Fifth Circuit reaffirmed by majority vote, its prior decision, and again approved the Global Settlement. It is anticipated that the parties opposing the Global Settlement will seek further review of this decision - by a petition for rehearing en banc by the Fifth Circuit, and/or a petition for certiorari to the U.
S. Supreme Court. In light of this decision by the Fifth Circuit, final resolution of the Global Settlement may not be known until the second half of 1998 or later.

On October 24, 1996, the statutory time period for objectors to seek further judicial review of the Insurance Settlement lapsed with no petition for review having been filed with the U.S. Supreme Court. Therefore, the Insurance Settlement is now final and not subject to further appeal.

The parties will continue to seek approval of the Global Settlement. If the Global Settlement becomes effective, all asbestos-related personal injury liabilities of Fibreboard will be resolved through insurance funds and existing corporate reserves. A permanent injunction barring the filing of any further claims against Fibreboard or its insurers is included as part of the Global Settlement. Upon final approval, Fibreboard's insurers are required to pay existing settlements and assume full responsibility for any claims filed before August 27, 1993, the date the settling parties reached agreement on the terms of the Global Settlement. A court-supervised claims processing trust ("Settlement Trust") will be responsible for resolving claims which were not filed against Fibreboard before August 27, 1993, and any further claims that might otherwise be asserted against Fibreboard in the future by members of the class.

The Settlement Trust will be funded principally by Continental and Pacific. These insurers have placed $1,525 million in an interest-bearing escrow account pending court approval of the settlements. Fibreboard is responsible for contributing $10 million plus accrued interest toward the Settlement Trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company has already paid $9.9 million into the escrow account on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. The balance of the escrow account was $1,689 million at December 31, 1997, after payment of interim expenses and exigent claims associated with the Global Settlement.

If the Global Settlement becomes effective, Fibreboard would have no on-going or future liabilities for asbestos personal injury claims in excess of the $10 million currently reserved in accrued liabilities.

                     OWENS CORNING AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

22.  Contingent Liabilities (Continued)

The Insurance Settlement is structured as an alternative solution in the event the Global Settlement fails to receive final approval. Under the Insurance Settlement, Continental and Pacific will pay in full settlements reached as of August 27, 1993 and provide Fibreboard with the remaining balance of the Global Settlement escrow account for claims filed after August 27, 1993, plus an additional $475 million, less amounts paid since August 27, 1993 for claims which were pending but not settled at that date. Upon fulfillment of their obligations under the Insurance Settlement, Continental and Pacific will be discharged from any further obligations to Fibreboard under their insurance policies and will be protected by an injunction against any claims of asbestos personal injury claimants based upon those insurance policies. Under the Insurance Settlement, Fibreboard will manage the defense and resolution of asbestos-related personal injury claims and will remain subject to suit by asbestos personal injury claimants.

The Insurance Settlement will not be fully funded until such time as the Global Settlement has been finally resolved. In the event the Global Settlement is finally approved, the Insurance Settlement will not be funded.

Management Opinion

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


OTHER LIABILITIES

Various other lawsuits and claims arising in the normal course of business are pending against the Company, some of which allege substantial damages. Management believes that the outcome of these lawsuits and claims will not have a materially adverse effect on the Company's financial position or results of operations.


                            -74-

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

23.  Subsequent Event (Unaudited)

Subsequent to December 31, 1997, the Company announced a strategic restructuring program to reduce overhead, enhance manufacturing productivity and close manufacturing facilities. The Company estimates that the cost of this program and other costs will approximate $250 million. Certain of these actions were initiated in December 1997 and are reflected in the results of operations for the year ended December 31, 1997 (Note 4). The remainder of the actions will be taken in the first quarter of 1998.

24.  Quarterly Financial Information (Unaudited)

                                                     Quarter
                                      First     Second     Third    Fourth
                                  (In millions of dollars, except share data)
1997

Net sales                           $   875    $ 1,017     $ 1,238    $ 1,243

Cost of sales                           652        778         953      1,063

Gross margin                        $   223    $   239     $   285    $   180

Income (loss) before cumulative
  effect of accounting change            42         63          59       (102)

Cumulative effect of accounting
  change (Note 6)                         -          -           -        (15)

Net income (loss)                    $   42     $   63      $   59    $  (117)

Net income (loss) per share:

  Basic net income (loss) per
    share
    Income (loss) before
      cumulative effect of
      accounting change              $  .80     $ 1.19      $ 1.11    $ (1.91)

    Cumulative effect of
      accounting change                   -          -           -       (.29)

    Net income (loss) per share      $  .80     $ 1.19      $ 1.11    $ (2.20)

Diluted net income (loss) per share
  Income (loss) before cumulative
    effect of accounting change      $  .76     $ 1.11      $ 1.05    $ (1.91)

  Cumulative effect of accounting
    change (Note 6)                       -          -           -       (.29)

  Net income (loss) per share        $  .76     $ 1.11      $ 1.05    $ (2.20)


                    OWENS CORNING AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

24.  Quarterly Financial Information (Unaudited)

                                           Quarter
                            First     Second     Third    Fourth
                    (In millions of dollars, except share data)
1996

Net sales                     $ 849     $   956     $ 1,025    $ 1,002

Cost of sales                   632         702         754        752

Gross margin                  $ 217     $   254     $   271    $   250

Net income (loss)             $  39     $  (473)    $    80    $    70

Net income (loss) per share:

  Basic net income (loss)
    per share                 $ .77     $ (9.25)    $  1.56    $  1.35

  Diluted net income (loss)
    per share                 $ .73     $ (9.25)    $  1.45    $  1.26


Net income per share and basic and diluted weighted average shares are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the per share total for the year.

                  INDEX TO FINANCIAL STATEMENT SCHEDULES


Number    Description                                        Page

II        Valuation and Qualifying Accounts and Reserves -
            for the years ended December 31, 1997, 1996,
            and 1995...........................................77







                      OWENS CORNING AND SUBSIDIARIES

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

FOR THE YEAR ENDED DECEMBER 31, 1997:
 Allowance
  deducted from
  asset to which
  it applies -

    Doubtful Accounts $ 17       $  3          $ 6(A)      $ 6(B)      $ 20

FOR THE YEAR ENDED DECEMBER 31, 1996:
 Allowance
  deducted from
  asset to which
  it applies -

    Doubtful Accounts  $ 19      $  3          $   -       $ 5(B)      $ 17


FOR THE YEAR ENDED DECEMBER 31, 1995:
 Allowance
  deducted from
  asset to which
  it applies -

    Doubtful Accounts  $ 16      $  5          $  -        $ 2(B)      $ 19


Notes:

(A)  Allowances of subsidiaries acquired.

(B)  Uncollectible accounts written off, net of recoveries.

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

          (i) Certificate of Incorporation of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1997).

          (ii)     By-Laws  of  Owens  Corning,  as  amended
          (incorporated herein by reference to  Exhibit  (3)
          to  the Company's annual report on Form 10-K (File
          No. 1-3660) for 1995).

(4)     Instruments Defining the Rights of Security Holders,
        Including Indentures.

        Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1997), as amended by Amendment No. 1 thereto (filed herewith).

        The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

(10)    Material Contracts.

        Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1997), as amended by Amendment No. 1 thereto (filed herewith).

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


        The following documents are incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1996:


                            -79-

                        EXHIBIT INDEX

      * -Long-Term Performance Incentive Plan Terms Applicable to Certain Executive Officers.

      * -Long-Term Performance Incentive Plan Terms Applicable to Officers Other Than Certain Executive Officers.

      *  -Stock Performance Incentive Plan, as amended.

      *   Corporate   Incentive  Plan  Terms  Applicable   to
          Certain Executive Officers (incorporated herein by
          reference   to  Exhibit  (10)  to  the   Company's
          quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1996).

      * Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1995):

      *   Agreement,  dated  as  of  January  1,  1995,  with
          William   W.  Colville  (incorporated  herein   by
          reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1994) and amendment dated September 29, 1997 (filed herewith).

      *   Agreement  dated  June  16,  1993,  with  David  W.
          Devonshire (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1994).

      *   Director's  Charitable Award Program  (incorporated
          herein  by  reference  to  Exhibit  (10)  to   the
          Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended September 30, 1993).

      * Executive Supplemental Benefit Plan, as amended (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31,
          1993).

      *   Employment  Agreement,  dated as  of  December  15,
          1991, with Glen H. Hiner (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1991), as amended by First Amending Agreement made as of April 1, 1992 (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1992).

      * Renewal Agreement, effective as of July 31, 1999, with Glen H. Hiner (filed herewith).

      *   Agreement with Domenico Cecere (filed herewith).

      *   1987   Stock   Plan  for  Directors,   as   amended
          (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30,
          1997).

      *   Form   of   Key   Management   Severance   Benefits
          Agreement (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1991).

                          EXHIBIT INDEX

      *   Form   of   Directors'  Indemnification   Agreement
          (incorporated herein by reference to Exhibit  (10)
          to  the Company's annual report on Form 10-K (File
          No. 1-3660) for 1989).

          The following documents are incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1987:

      *   Officers Deferred Compensation Plan.

      *   Deferred   Compensation  Plan  for  Directors,   as
          amended.

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