Form 10-Q
period 1998-03-31
OWENS CORNING
filed 1998-05-12
CIK 75234

1









             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549


                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter Ended March 31, 1998

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

                    Yes / X /     No /   /

      Shares of common stock, par value $.10 per share, outstanding at April 30, 1998

                         53,976,251

ITEM 1.  FINANCIAL STATEMENTS

                   OWENS CORNING AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF  INCOME

                                              Quarter Ended
                                                March 31,
                                               1998     1997
                                        (In millions of dollars,
                                            except share data)

NET SALES                                     $1,137   $ 875

COST OF SALES                                   938      652

   Gross margin                                 199      223

OPERATING EXPENSES
 Marketing and administrative expenses          129      122
 Science and technology expenses                 15       17
 Restructure costs (Note 3)                      87        -
 Other (Note 4)                                 (71)       4

   Total operating expenses                     160      143

INCOME FROM OPERATIONS                           39       80

Cost of borrowed funds                           37       19

INCOME BEFORE PROVISION
 FOR INCOME TAXES                                 2       61
Provision (credit) for income taxes (Note 6)     (7)      20
INCOME BEFORE MINORITY INTEREST
 AND EQUITY IN NET INCOME OF AFFILIATES           9       41

Minority interest                                (5)      (2)

Equity in net income of affiliates                4        3

NET INCOME                                    $   8    $  42

NET INCOME PER COMMON SHARE (Note 10)

Basic  net income per share                   $ .16   $  .80
Diluted  net income per share                 $ .16   $  .76

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

 Basic                                         53.4     52.4
 Diluted                                       53.8     57.8



     The accompanying notes are an integral part of this statement.

                   OWENS CORNING AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET


                                           March 31, December 31,
ASSETS                                        1998      1997
                                         (In millions of dollars)
CURRENT

Cash and cash equivalents                   $  115   $  58
Receivables                                    560     432
Inventories (Note 7)                           533     503
Insurance for asbestos litigation claims -
 current portion (Note 11)                     100     100
Deferred income taxes                          140     160
Assets held for sale (Note 4)                    -      41
Income tax receivable                          108      96
Other current assets                            51      38

 Total current                               1,607   1,428

OTHER

Insurance for asbestos litigation
  claims (Note  11)                            340     357
Asbestos  costs  to  be
  reimbursed - Fibreboard  (Note  11)          117     116
Deferred income taxes                          394     328
Goodwill                                       792     778
Investments in affiliates (Note 4)              53      52
Other noncurrent assets                        174     184

  Total other                                1,870   1,815

PLANT AND EQUIPMENT, at cost

Land                                            66      66
Buildings and leasehold improvements           685     676
Machinery and equipment                      2,658   2,629
Construction in progress                       194     214
                                             3,603   3,585
Less:  Accumulated depreciation             (1,858) (1,832)

 Net plant and equipment                     1,745   1,753

TOTAL ASSETS                                $5,222  $4,996


     The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                         (Continued)

                                                 March 31,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY               1998        1997
                                                (In millions of dollars)
CURRENT

Accounts payable and accrued liabilities         $  812      $  814
Reserve for asbestos litigation claims -
 current portion (Note 11)                          300         350
Short-term debt                                      59          23
Long-term debt - current portion                    127         120

     Total current                                1,298       1,307

LONG-TERM DEBT (Note 5)                           1,874       1,595

OTHER

Reserve for asbestos litigation claims
  (Note 11)                                       1,241       1,320
Asbestos-related liabilities - Fibreboard
  (Note 11)                                         124         123
Other employee benefits liability                   332         335
Pension plan liability                               63          65
Other                                               186         165

     Total other                                  1,946       2,008


COMPANY OBLIGATED SECURITIES
   OF ENTITIES HOLDING SOLELY
   PARENT DEBENTURES                                503         503

MINORITY INTEREST                                    24          24

STOCKHOLDERS' EQUITY

Common stock                                        662         657
Deficit                                          (1,035)     (1,041)
Accumulated other comprehensive income
  (Note 9)                                          (33)        (40)
Other                                               (17)        (17)

     Total stockholders' equity                    (423)       (441)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                          $5,222      $4,996




     The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (unaudited)


                                                     Quarter Ended
                                                        March 31,
                                                     1998     1997
                                               (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

 Net income                                        $    8    $   42
   Reconciliation of net cash provided
     by operating activities:
  Noncash items:
   Provision for depreciation and amortization         52        37
   Provision (credit) for deferred income taxes       (45)       17
   Other                                              (91)       (1)
  (Increase) decrease in receivables                 (129)     (107)
  (Increase) decrease in inventories                  (36)      (91)
  Increase (decrease) in accounts
   payable and accrued liabilities                    (12)      (59)
  Increase (decrease) in accrued income taxes          (2)      (11)
  Proceeds from insurance for asbestos
   litigation claims, excluding Fibreboard             17        40
  Payments for asbestos litigation claims,
   excluding Fibreboard                              (129)      (95)
  Other                                                37       (19)

           Net cash flow from operations             (330)     (247)

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment                     (47)      (74)
 Investment in subsidiaries, net of
  cash acquired                                         -       (20)
  Proceeds from the sale of affiliate
   or business  (Note  4)                             134         -
 Other                                               (19)        (5)

      Net cash flow from investing                $   68     $  (99)






     The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (unaudited)

                                                     Quarter Ended
                                                       March 31,
                                                     1998     1997
                                                (In millions of dollars)
NET CASH FLOW FROM FINANCING

 Net additions to long-term
  credit facilities                                $  285     $ 257
 Other additions to long-term debt                      3        26
 Net increase in short-term debt                       36        17
 Dividends paid                                        (4)       (3)
 Other                                                  -        19

      Net cash flow from financing                    320       316

Effect of exchange rate changes on cash                (1)       (2)

Net increase (decrease) in cash
 and cash equivalents                                  57       (32)

Cash and cash equivalents at
 beginning of period                                   58        45

Cash and cash equivalents at end
 of period                                         $  115     $  13






    The accompanying notes are an integral part of this statement.






               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SEGMENT DATA                                    Quarter Ended
                                                     March 31,
                                                   1998     1997
                                             (In millions of dollars)

NET SALES

Industry Segments

 Building Materials
  United States                                 $   739   $  500
  Europe                                             65       74
  Canada and other                                   52       31

   Total Building Materials                         856      605

 Composite Materials
  United States                                     151      138
  Europe                                             97       97
  Canada and other                                   33       35

   Total Composite Materials                        281      270

Intersegment sales
 Building Materials                                   -        -
 Composite Materials                                 31       27
 Eliminations                                       (31)     (27)

   Net sales                                    $ 1,137   $  875

Geographic Segments

 United States                                  $   890   $  638
 Europe                                             162      171
 Canada and other                                    85       66

   Total                                        $ 1,137   $  875

Intersegment sales
 United States                                       32       29
 Europe                                               9        9
 Canada and other                                    12       22
 Eliminations                                       (53)     (60)

   Net sales                                    $ 1,137   $  875

               OWENS CORNING AND SUBSIDIARIES
  QUARTERLY INFORMATION ON INDUSTRY AND GEOGRAPHIC SEGMENTS
                         (Continued)

1. SEGMENT DATA (Continued)                          Quarter Ended
                                                       March 31,
                                                     1998     1997
                                               (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Industry Segments

 Building Materials
  United States                                   $    2     $    37
  Europe                                             (15)          5
  Canada and other                                    (3)          2

   Total Building Materials                          (16)         44

 Composite Materials
  United States                                       37          42
  Europe                                             (17)          7
  Canada and other                                    (1)          2

   Total Composite Materials                          19          51

 General corporate income (expense)                   36         (15)

   Income from operations                             39          80

 Cost of borrowed funds                              (37)        (19)

   Income before provision
     for income taxes                              $   2      $   61

Geographic Segments

  United States                                    $  39      $   79
 Europe                                              (32)         12
 Canada and other                                     (4)          4
 General corporate income (expense)                   36         (15)

   Income from operations                             39          80

 Cost of borrowed funds                              (37)        (19)

   Income before provision
     for income taxes                              $   2      $   61


 Income from operations for the quarter ended March 31, 1998 includes a pretax charge of $95 million for restructuring and other actions. The impact of this special charge was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $17 million, $11 million and $1 million, respectively; Composite Materials in the United States, Europe, and Canada and other by $8 million, $27 million  and  $1  million, respectively;  and  to  increase general corporate expense by $30 million. Income from operations for the quarter ended March 31, 1998 also includes a pretax gain of $84 million from the sale of the Company's 50% ownership interest in Alpha/Owens-Corning, LLC. The impact of this gain was to decrease general corporate expense by $84 million. Please see notes 3 and 4.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

3.  RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS

During the first quarter of 1998, the Company recorded a $95 million pretax charge for restructuring and other actions to enhance manufacturing productivity and reduce overhead. This charge represents the second phase of the Company's strategic restructuring program announced in January 1998. Of the Company's estimated $250 million total pretax charge for this strategic program, $238 million has been charged on a cumulative basis since the fourth quarter of 1997 and the Company expects additional charges of approximately $12 million as further actions are finalized.

The $95 million pretax charge in the first quarter of 1998 was comprised of an $87 million charge associated with the restructuring of the Company's business segments and an $8 million charge associated with other actions. The $87 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $8 million charge for other actions is comprised of a $5 million charge to cost of sales and a $3 million charge to marketing and administrative expenses. The components of the restructure charge include $81 million for personnel reductions and $6 million for the divestiture of non-strategic businesses and facilities, of which $2 million represents exit cost liabilities, comprised primarily of lease commitments. The $81 million for personnel reductions represents severance costs associated with the elimination of approximately 1,500 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of March 31, 1998, approximately $14 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 1,500 employees, the majority of whose severance payments will be made over the next 12 months, and less than $1 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

During the fourth quarter of 1997, the Company recorded a $143 million pretax charge for restructuring and other actions to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. The $143 million pretax charge represents the first phase of the Company's strategic restructuring program and was comprised of a $68 million charge associated with the restructuring of the Company's business segments and a $75 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructure charge include $25 million for personnel reductions; $41 million for divestiture of non-strategic businesses and facilities, of which $13 million represents exit cost liabilities, primarily for leased warehouse and office facilities to be vacated, and $28 million represents non-cash asset revaluations; and $2 million for other actions. The divestiture of non-strategic businesses and facilities includes the closure of the Candiac, Quebec manufacturing facility to be completed in 1998.

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS (Continued)

The $25 million for personnel reductions during the fourth quarter of 1997 represents severance costs associated with the elimination of nearly 550 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of March 31, 1998, approximately $14 million has been charged against the reserve of which $5 million was for exit costs and $9 million was for severance costs, representing the elimination of approximately 550 employees, the majority of whose severance payments will be made over the next 12 months. No adjustments have been made to the liability.

The components of the $75 million of other actions during the fourth quarter of 1997 and their classification on the Company's 1997 consolidated statement of income are as follows: $17 million for the write off of certain assets and investments associated with unconsolidated joint ventures in Spain and Argentina due primarily to poor current and projected financial results and the expected loss of local partners, recorded as other operating expenses; $12 million for the write-down of certain investments in mainland China to reflect the current business outlook and the fair market value of the investments, recorded as cost of sales; $24 million to write down to net realizable value obsolete equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $8 million for a supplemental employee retirement plan approved by the Board of Directors in December 1997, recorded as marketing and administrative expenses; $5 million for the write-off of an insurance receivable that was determined to be uncollectable after judicial rejection of the Company's claim, recorded as other operating expenses; and $9 million for several other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses. The Company plans to hold and use the investments but plans to dispose of the equipment in 1998.

4.  ACQUISITIONS AND DIVESTITURES OF BUSINESSES

During 1997, the Company made several acquisitions, the largest of which were the acquisitions of Fibreboard Corporation ("Fibreboard") and AmeriMark Building Products, Inc. ("AmeriMark"). The purchase price of Fibreboard, a North American manufacturer of vinyl siding and accessories, as well as manufactured stone, was $660 million, including debt assumed of $138 million, and was consummated by the exchange of cash for all of the outstanding common shares of Fibreboard at a price of $55 per share. The purchase price of AmeriMark, a specialty building products company serving the exterior residential housing industry, was $317 million and was consummated by the exchange of $309 million in trust preferred hybrid securities and $8 million in cash for the net assets of AmeriMark.

The following unaudited table presents the pro forma results of operations for the quarter ended March 31, 1997, assuming the acquisitions of Fibreboard and AmeriMark occurred at the beginning of the period presented. The pro forma impact of all other acquisitions during 1997, excluding Fibreboard and AmeriMark, was not material to the Company's results of operations for the quarter ended March 31, 1997. These results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisition and are not necessarily indicative of what the results would have been had the transactions actually occurred at the beginning of the period presented. The pro forma results do not include operations that were discontinued by Fibreboard prior to the acquisition, or Pabco.

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  ACQUISITIONS AND DIVESTITURES OF BUSINESSES (Continued)


                                         Quarter Ended
                                        March 31, 1997
                                   (In millions of dollars,
                                      except share data)

Net sales                                  $ 1,108
Income from continuing operations               33
Diluted earnings per share from
 continuing operations                     $   .60


During the first quarter of 1998, the Company completed the sale of the assets of Pabco, a producer of molded calcium silicate insulation, fireproofing board and metal jacketing, acquired as part of the Fibreboard acquisition in 1997. The Company sold Pabco for $31 million in cash and $6 million in notes receivable.

Late in the first quarter of 1998, the Company sold its 50% ownership interest in Alpha/Owens-Corning, LLC. With cash proceeds of approximately $103 million, the Company recorded a pretax gain of approximately $84 million as other income on the Company's consolidated statement of income.

On   April  17,  1998,  the  Company  announced  that  it   is
considering  the  possible sale of the glass fiber  yarns  and
specialty   materials  portion  of  its  Composite   Materials
segment.

5. LONG-TERM DEBT

In the first quarter of 1998, the Company amended its long-term revolving credit agreement and reduced the maximum commitment equivalent to $1.8 billion, of which portions can be denominated in Canadian dollars, Belgian francs or British pounds subject to the provisions of the agreement. The agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates. The commitment fee, charged on the entire commitment, is a sliding scale based on credit ratings and was .15% at March 31, 1998. As of March 31, 1998, $237 million of this facility was used for standby letters of credit and $382 million was unused.
The average rate of interest on this facility was 6.0% at March 31, 1998.

In early May 1998, the Company issued two series of debt securities for an aggregate principal amount of $550 million. The first series, representing $300 million of the securities, is due May 1, 2005 and bears an annual rate of interest of 7.5%, payable semiannually. The second series, representing $250 million of the securities, is due May 1, 2008 and bears an annual rate of interest of 7.7%, payable semiannually. Both series of securities (the "Notes") were issued as unsecured obligations of the Company and are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes or (ii) the sum of the present values of the remaining scheduled payments of principal and interest.

The proceeds from the issuance of the Notes, net of issuance costs, were approximately $546 million. The Company used the net proceeds to repay a portion of the outstanding borrowings under its long-term revolving credit agreement.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6.  INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                       Quarter Ended March 31,
                                           1998                         1997
                                 In millions   % of pretax    In millions   % of pretax
                                 of dollars      income       of dollars     income
U.S. federal statutory rate       $   1            35%         $   21          35%
State and local income taxes         (1)          (50)              1           2
Special tax election (a)            (13)         (650)              -           -
Foreign tax rate differences          3           150               -           -
Adjustment of deferred tax
 asset valuation allowance            -             -              (7)        (12)
Other                             $   3           165          $    5           8

Effective tax rate                $  (7)         (350)%        $   20          33%

(a) Represents  a  one-time  tax
benefit associated with Asia Pacific operations.

7. INVENTORIES

                                            March 31,       December 31,
                                              1998              1997
                                             (In millions of dollars)
Inventories are summarized as follows:

  Finished goods                            $  394             $  363

  Materials and supplies                       213                214

  FIFO inventory                               607                577

  Less:  Reduction to LIFO basis               (74)               (74)

                                            $  533             $  503

Approximately  $356  million  and  $365  million   of   FIFO
inventories were valued using the LIFO method at March 31, 1998 and December 31, 1997, respectively.

8. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                                     Quarter Ended
                                                       March 31,
                                                     1998     1997
                                               (In millions of dollars)

Income taxes                                          $ 3    $ 6
Cost of borrowed funds                                 23     13

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8. CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

During the first quarter of 1998, gross payments for asbestos litigation claims against Fibreboard were approximately $17 million, all of which was paid directly by Fibreboard's insurers or from the escrow account to claimants on Fibreboard's behalf. During the first quarter, Fibreboard also reached settlement agreements with plaintiffs for amounts totaling approximately $18 million.
Fibreboard settlement agreements are reflected on the Company's consolidated balance sheet as an increase to both the Fibreboard asbestos costs to be reimbursed and asbestos claims settlements when the agreements are reached.

9. COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 requires that the Company classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately in the stockholders' equity section of the Company's consolidated balance sheet.

The Company's comprehensive income for the quarters ended March 31, 1998 and 1997 was $16 million and $36 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions.

10. EARNINGS PER SHARE

The following table reconciles the net income and weighted average number of shares used in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share.

                                             Quarter Ended
                                               March 31,
                                             1998     1997
                                        (In millions of dollars,
                                           except share data)

Net income used for basic
  earnings per share                        $      8       $    42
Net income effect of assumed
  conversion of debt and preferred
  securities                                       -             2

Net income used for diluted earnings
  per share                                        8            44

Weighted average number of shares
  outstanding used for basic earnings
  per share (thousands)                       53,373        52,408
Deferred awards and stock options                472           825
Shares from assumed conversion of debt
  and preferred securities                         -         4,566

Weighted average number of shares
  outstanding and common equivalent
  shares used for diluted earnings
  per share (thousands)                       53,845        57,799

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11. CONTINGENT LIABILITIES

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

Status

As of March 31, 1998, approximately 180,000 asbestos personal injury claims were pending against Owens Corning, of which 8,700 were received in the first quarter of 1998. The Company received approximately 35,300 such claims in 1997 and 36,300 in 1996.

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

Through March 31, 1998, Owens Corning had resolved (by settlement or otherwise) approximately 204,900 asbestos personal injury claims. During 1995, 1996 and 1997, Owens Corning resolved approximately 63,700 asbestos personal injury claims, over 99% without trial. Total indemnity payments for these 63,700 claims, including future installment payments, are expected to be $858 million (an average of $13,500 per claim).

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

11. CONTINGENT LIABILITIES (Continued)

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

Fibreboard

As described in greater detail below, Fibreboard is a party to two class action settlements relating to asbestos personal injury claims-the Global Settlement and the Insurance Settlement. If the Global Settlement is approved, Fibreboard will be protected by an injunction from asbestos personal injury claims and should have no further asbestos personal injury liabilities. If the Global Settlement is not approved, the Insurance Settlement, which has been approved by the courts, will become effective. In such event, Fibreboard will receive the payments due under the Insurance Settlement, the injunction protecting Fibreboard from asbestos personal injury claims will be dissolved, and Fibreboard will return to the tort system as a defendant. Should the Insurance Settlement come into effect, Owens Corning and Fibreboard anticipate establishing a joint

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11. CONTINGENT LIABILITIES (Continued)

facility that would provide, consistent with Fibreboard's contractual obligations under the Insurance Settlement, for the joint defense and settlement of asbestos personal injury claims against the two defendants. Such a joint facility would have the potential for achieving synergistic savings in defense and settlement costs compared to the costs either Company would otherwise likely incur.

Insurance

As  of March 31, 1998, Owens Corning had approximately  $215
million   in   unexhausted  insurance   coverage   (net   of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1998 and beyond under agreements with the carriers confirming such coverage. All of Owens Corning's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11. CONTINGENT LIABILITIES (Continued)

                                 March 31, December 31,
                                   1998        1997
                               (In millions of dollars)
Reserve for asbestos
litigation claims
   Current                         $   300     $  350
   Other                             1,241      1,320

      Total Reserve                  1,541      1,670

Insurance for asbestos
litigation claims
   Current                             100        100
   Other                               340        357

      Total Insurance                  440        457

Net Owens Corning Asbestos
  Liability                        $ 1,101    $ 1,213

Owens Corning cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, are influenced by numerous variables that are difficult to predict, and that estimates, such as Owens Corning's, which attempt to take account of such variables, are subject to considerable uncertainty. Included among these variables are Owens Corning's future success in controlling the costs of resolving mesothelioma claims, the outcome of the Company's litigation against the tobacco companies and of the appellate proceedings related to the Fibreboard Global Settlement, and federal legislative developments concerning asbestos and/or tobacco. Owens Corning believes that its estimate of liabilities and insurance will be sufficient to provide for the costs of all pending and future asbestos personal injury claims that involve malignancies or significant asbestos-related functional impairment. While such estimates cover unimpaired claims, the number and cost of unimpaired claims are much harder to predict and such estimates reflect Owens Corning's belief that such claims have little or no value. Owens Corning will continue to review the adequacy of its estimate of liabilities and insurance on a periodic basis and make such adjustments as may be appropriate.

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

11.  CONTINGENT LIABILITIES (Continued)

ITEM B.  FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as a defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure.

Status

As of March 31, 1998, approximately 113,800 asbestos personal injury claims were pending against Fibreboard, 5,900 of which were received in the first quarter of 1998. Fibreboard received approximately 33,000 such claims in 1997 and 32,900 in 1996. These claims and most of the pending claims are made against the Fibreboard Global Settlement Trust and are subject to the Global Settlement injunction discussed below. During 1995, 1996 and 1997, Fibreboard resolved approximately 20,100 asbestos personal injury claims and incurred indemnity payments of $257 million (an average of about $12,800 per case).

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

As of March 31, 1998, amounts payable under various asbestos claim settlement agreements were $124 million. These amounts are payable either from the Settlement Trust discussed below or directly by the insurers. Amounts due from insurers in payment of these or past claims paid directly by Fibreboard, as of March 31, 1998 are $117 million.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.  CONTINGENT LIABILITIES (Continued)

ITEM B. FIBREBOARD (EXCLUDING OWENS CORNING)

On January 27, 1998, a panel of the Fifth Circuit reaffirmed, by majority vote, its prior decision, and again approved the Global Settlement. The parties opposing the Global Settlement have filed two petitions for certiorari seeking review by the U.S. Supreme Court. In light of this decision by the Fifth Circuit, and the filing of the petitions for certiorari, a final resolution of the Global Settlement may not be known until the second half of 1998 or later.

On October 24, 1996, the statutory time period for objectors to seek further judicial review of the Insurance Settlement lapsed with no petition for review having been filed with the U.S. Supreme Court. Therefore, the Insurance Settlement is now final and not subject to further appeal.

The parties will continue to seek approval of the Global Settlement. If the Global Settlement becomes effective, all asbestos-related personal injury liabilities of Fibreboard will be resolved through insurance funds and existing corporate reserves. A permanent injunction barring the filing of any further claims against Fibreboard or its insurers by class members is included as part of the Global Settlement. Upon final approval, Fibreboard's insurers are required to pay existing settlements and assume full responsibility for any claims filed before August 27, 1993, the date the settling parties reached agreement on the terms of the Global Settlement. A court-supervised claims processing trust ("Settlement Trust") will be responsible for resolving claims which were not filed against Fibreboard before August 27, 1993, and any further claims that might otherwise be asserted against Fibreboard in the future by members of the class.

The Settlement Trust will be funded principally by Continental and Pacific. These insurers have placed $1,525 million in an interest-bearing escrow account pending court approval of the settlements. Fibreboard is responsible for contributing $10 million plus accrued interest toward the Settlement Trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company has already paid $9.9 million into the escrow account on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. The balance of the escrow account was $1,689 million at March 31, 1998, after payment of interim expenses and exigent claims associated with the Global Settlement.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11. CONTINGENT LIABILITIES (Continued)

ITEM B. FIBREBOARD (EXCLUDING OWENS CORNING)


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 2 is on a diluted basis.)

RESULTS OF OPERATIONS

Business Overview

The Company's growth agenda has focused on increasing sales and earnings by (i) acquiring businesses with products that can be sold through existing or complementary distribution
channels,   (ii)  achieving  productivity  improvements   in
existing and acquired businesses and (iii) entering new high-growth markets. The Company is implementing two major initiatives, System Thinking (TM) and Advantage 2000, to enhance sales growth and achieve productivity improvements across all businesses. System Thinking for the Home (TM) leverages the Company's broad product offering and strong brand recognition to increase its share of the building
materials  and  home  improvement  markets.   This   systems
approach represents a shift from product-oriented selling to
providing   systems-driven  solutions   that   combine   the
Company's insulation, roofing, exterior and sound control systems, to provide a high performance, cost-effective
building   "envelope"  for  the  home.   In  the  composites
business, the Company has partnered with the plastics industry and, with the Company's System Thinking philosophy, is taking a solution-oriented, customer-focused approach
toward    the   continuous   development   of   substitution
opportunities for composite materials. In addition, the Company is implementing Advantage 2000, a fully integrated business technology system designed to reduce costs and improve business processes.

The Company has grown its sales from nearly $3.4 billion in 1994 to approximately $5.0 billion on a pro forma basis giving effect to acquisitions made in 1997. Acquisitions have been a significant component of that growth. Since 1994, the Company has completed 17 acquisitions for an aggregate purchase price of over $1.2 billion. The Company's acquisitions have broadened its lines of business to include siding, accessories and other home exteriors and have diversified its materials portfolio beyond fiber glass to include polymers such as vinyl and styrene, and metal and stone. In 1997, the Company completed the two largest of these acquisitions by acquiring Fibreboard Corporation ("Fibreboard") and AmeriMark Building Products, Inc. ("AmeriMark"), making Owens Corning the leader in the U.S. vinyl siding, siding accessories and cast stone markets, as well as a large specialty distributor in North America through nearly 200 company-owned distribution centers.

Despite improvements in the Company's strategic position in 1997, the Company experienced a highly competitive pricing environment in several of its product markets that negatively impacted financial results. In North America, insulation pricing decreased by approximately 10 percent over the course of 1997 and worldwide composites pricing decreased by approximately 6 percent during 1997. Income from operations for 1997 was adversely impacted by approximately $87 million as a result of price declines in insulation products and approximately $64 million as a result of price declines affecting composite materials. Offset by small price increases in other businesses, the net effect of price on 1997 income from operations was approximately $142 million.

As a result of the growth of the Company's business and the significant pricing pressure experienced in 1997, the Company has implemented a strategic restructuring program designed to improve profitability, augment previously announced profitability initiatives, and improve operational efficiency. The specific objectives of this strategic program are discussed in "Restructuring of Operations and Other Actions" below and in Note 3 to the Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

Quarter Ended March 31, 1998

Sales and Profitability

Net sales for the quarter ended March 31, 1998 were $1,137 million, reflecting a 30% increase from the first quarter 1997 level of $875 million. Growth in 1998 is mostly attributable to the acquisition of Fibreboard that was completed at the end of the second quarter of 1997 and the acquisition of AmeriMark that was completed early in the fourth quarter of 1997. Volume increases in insulation and roofing, favorably influenced by strong construction activity, were largely offset by declines in insulation pricing, primarily in the U.S., compared to the first quarter of 1997. Volume increases in composites in the U.S. and Europe were partially offset by declines in composites pricing in the U.S. in the first quarter of 1998, compared to the first quarter of 1997. Despite the decline in price in the first quarter of 1998 compared to the first quarter of 1997, aggregate price levels were higher in the first quarter of 1998 compared to the fourth quarter of 1997. Additionally, sales were adversely affected by the translation impact of a stronger U.S. dollar on sales in foreign currencies. Please see Note 1 to the Consolidated Financial Statements.

Sales outside the U.S. represented 22% of total sales for the quarter ended March 31, 1998, compared to 27% for the quarter ended March 31, 1997. The decline in non-U.S. sales as a percentage of total sales is due to the 1997 acquisitions of Fibreboard and AmeriMark, which are primarily U.S. operations. Gross margin for the quarter ended March 31, 1998 was 18% of net sales, down from 25% in the first quarter of 1997. The decline in the 1998 gross margin reflects lower prices in insulation and composites worldwide as well as the inherently lower-margin businesses of Fibreboard and AmeriMark acquired during 1997.

In the first quarter of 1998, the Company announced price increases effective in March 1998 applicable to its residential insulation products of approximately 8 percent and price increases applicable to its commercial and industrial insulation products of approximately 4 percent. The Company also announced price increases of 5 to 7 percent affecting certain residential roofing products, effective in April 1998.

For the quarter ended March 31, 1998, the Company reported net income of $8 million, or $.16 per share, compared to net income of $42 million, or $.76 per share, for the quarter ended March 31, 1997. Net income for the first quarter of 1998 includes a pretax charge of $95 million ($63 million after-tax) for restructuring and other actions; an $84 million pretax gain ($52 million after-tax) from the sale of the Company's 50% ownership interest in Alpha/Owens-Corning, LLC; as well as a $13 million one-time tax benefit associated with Asia Pacific operations. The Company's cost of borrowed funds for the quarter ended March 31, 1998 was $37 million compared to $19 million in the first quarter of 1997. This increase reflects the Company's borrowings to finance the acquisition of Fibreboard. Net income for the quarter ended March 31, 1998 also reflects increased minority interest expense, due to the financing of the AmeriMark acquisition. Please see Notes 3, 4 and 6 to the Consolidated Financial Statements.

Marketing and administrative expenses were $129 million for the first quarter of 1998 compared to $122 million in the first quarter of 1997. The increase in marketing and administrative expenses is due to the incremental costs from acquisitions. Excluding the incremental costs of acquisitions, marketing and administrative expenses in the first quarter of 1998 were approximately 10 percent lower than the 1997 level, reflecting the initial benefits of the Company's strategic restructuring program announced in early 1998 and described below.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring of Operations and Other Actions

The $95 million pretax charge referred to above for restructuring and other actions was the second phase of the Company's strategic program to reduce overhead, enhance manufacturing productivity and close manufacturing facilities. This charge includes $87 million for restructuring and $8 million for other actions. Of the Company's estimated $250 million total pretax charge for restructuring and other actions announced in early 1998, $143 million was recorded in the fourth quarter of 1997 and $95 million was recorded in the first quarter of 1998. The Company expects additional charges of approximately $12 million as further actions are finalized. The total charge recorded is comprised of approximately $155 million for the restructuring program and approximately $83 million for other actions. The restructuring program, of which $68 million was recorded in the fourth quarter of 1997 and $87 million was recorded in the first quarter of 1998, includes approximately $106 million for costs associated with an overall headcount reduction of approximately 2,050 at numerous locations around the world, predominantly in the U.S., Canada and Europe. The remaining $49 million of restructuring includes $47 million for non-strategic businesses and facilities of which $15 million represents exit cost liabilities, and $2 million for other actions.
The costs for non-strategic businesses and facilities include $28 million for the closure of the Candiac insulation manufacturing plant in Quebec, Canada and $9 million for the closure of several North American distribution locations.

The primary components of the $83 million charge for other actions and their classification on the Company's consolidated statement of income include $17 million for the write off of certain assets and investments associated with unconsolidated joint ventures in Spain and Argentina due primarily to poor current and projected financial results and the expected loss of local partners, recorded as other operating expenses; $12 million for the write-down of certain investments in mainland China to reflect the current business outlook and the fair market value of the investments, recorded as cost of sales; $24 million to write down to net realizable value obsolete equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $8 million for a supplemental employee retirement plan approved by the Board of Directors in December 1997, recorded as marketing and administrative expenses; $5 million for the write-off of an insurance receivable that was determined to be uncollectable after judicial rejection of the Company's claim, recorded as other operating expenses; and $17 million for several other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses. The Company plans to hold and use the investments but plans to dispose of the equipment in 1998.

Based upon expected economic conditions over the next few years, including labor, material and other costs, the Company expects to be able to decrease operating costs by approximately $100 million in 1998, and, when fully implemented, $175 million per year in 1999 and beyond. The expected $175 million in cost reductions, the majority of which will be cash savings, is comprised of $150 million in reduced personnel costs, $14 million in reduced facility costs, and $11 million of reductions in related program spending.

The Company also plans to implement programs to gain synergies in its exterior systems business during 1998. As a result of these programs, which include closing redundant facilities and improving purchasing leverage, the Company expects to reduce costs by an additional $30 million during 1998 and more than $50 million per year in 1999 and beyond, the majority of which will be cash savings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounting Changes

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions. Please see Note 9 to the Consolidated Financial Statements.

Building Materials

In the Building Materials segment, sales increased 41% in the first quarter of 1998 compared to the first quarter of 1997. This growth reflects the incremental sales from acquisitions and volume increases in North America, influenced by strong construction activity during the quarter. The benefits of acquisitions and volume growth were reduced by price declines and the adverse impact of a stronger dollar, compared to the first quarter of 1997. Income from operations was a loss of $16 million in the first quarter of 1998, down from $44 million in the first quarter of 1997. This decrease includes approximately $40 million of insulation price declines compared to the first quarter of 1997 and $29 million of the special charges described above. Please see Notes 1 and 3 to the Consolidated Financial Statements.

The consolidated results of the Company include the results of operations of Fibreboard and AmeriMark beginning with the third and fourth quarters of 1997, respectively. To enhance comparability, certain information below is presented on a "pro forma" basis and reflects the acquisitions of Fibreboard (excluding Pabco and operations that were discontinued by Fibreboard prior to the acquisition) and AmeriMark as though they had occurred at the beginning of the period presented. (The pro forma impact of all other acquisitions during 1997, excluding Fibreboard and AmeriMark, was not material to the Company's results of operations for the quarter ended March 31, 1997.) The pro forma results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisitions, and are not necessarily indicative of the combined results that would have occurred had the acquisitions occurred at the beginning of that period. These pro forma results do not reflect the expected benefits from the consolidation of the exterior systems business discussed above.

                                           PRO FORMA         AS REPORTED
                                         Quarter Ended      Quarter Ended
                                            March 31,          March 31,
                                         1998     1997      1998     1997
                                              (In millions of dollars,
                                                 except share data)
Net sales                               $ 1,137  $ 1,108    $ 1,137  $  875
Income from continuing operations             8       33          8      42
Diluted  earnings  per share from
  continuing operations                 $   .16  $   .60    $   .16   $ .76

Early in the first quarter of 1998, the Company completed the sale of the assets of Pabco, a producer of molded calcium silicate insulation, fireproofing board and metal jacketing, acquired as part of the Fibreboard acquisition in 1997. Please see Note 4 to the Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Composite Materials

In the Composite Materials segment, sales were up 4% for the quarter ended March 31, 1998 compared to 1997. Strong volume gains, particularly in the U.S. and Europe, were largely offset by pricing pressures and the impact of a stronger dollar on sales in foreign currencies. Income from operations was $19 million in the first quarter of 1998, down from $51 million in the first quarter of 1997. This decline partially reflects the decline in price, the impact of which was $12 million, primarily in the U.S., compared to the first quarter of 1997. Compared to the fourth quarter of 1997, price levels were higher in the first quarter of 1998, indicating the benefits of the Company's previously announced price increases in the composites business. Income from operations also includes approximately $36 million of the special charges described above. Please see Notes 1 and 3 to the Consolidated Financial Statements.

On April 17, 1998, the Company announced that it is considering the possible sale of the glass fiber yarns and specialty materials portion of its Composite Materials segment. With sales of approximately $300 million in 1997, the Company's yarn business is the world's second largest producer of glass yarns, and the largest producer of fine yarns. The asset sale would include two manufacturing facilities in the U.S.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $330 million for the quarter ended March 31, 1998, compared to negative $247 million for the quarter ended March 31, 1997. The decrease in cash flow from operations in 1998 is largely attributable to the Company's lower earnings as well as an increase in payments for asbestos litigation claims during the first quarter of 1998. The increase in payments is due to the timing of asbestos claims settlements. The Company anticipates $350 million of total payments for asbestos litigation claims during 1998. Inventories at March 31, 1998 increased $30 million, or 6% over December 31, 1997 levels due to the Company's normal seasonal inventory build in the first half of the year. Receivables at March 31, 1998 were $560 million, a 30% increase over the December 31, 1997 level, due to high sales volume during the second half of March.

At March 31, 1998, the Company's net working capital was $309 million and its current ratio was 1.24, compared to $121 million and 1.09, respectively, at December 31, 1997. The increase in 1998 was primarily due to increased receivables and inventories as well as a reduction in the current portion of the reserve for asbestos litigation claims. Additionally, at March 31, 1998, the proceeds from the sale of Alpha/Owens-Corning were included in the Company's consolidated balance sheet as cash and cash equivalents.

The Company's total borrowings at March 31, 1998, were $2.060 billion, $322 million higher than at year-end 1997. Typically, the Company reports greater cash usage during the first half of the year as the Company builds inventories and other working capital. Early in the second quarter, the Company used the proceeds from the sale of Alpha/Owens-Corning and the collection of an income tax receivable to reduce debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 1998, the Company had unused lines of credit of $409 million available under long-term bank credit facilities and an additional $192 million under short-term facilities, compared to $884 million and $224 million, respectively, at year-end 1997. The decrease in unused available lines of credit reflects the Company's increased borrowings at March 31, 1998 as well as an agreed $200 million reduction in the maximum availability from the Company's credit facility established in June 1997. Letters of credit issued under the facility, most of which support appeals from asbestos trials, also reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above. Please see Note 5 to the Consolidated Financial Statements.

Capital spending for property, plant and equipment, excluding acquisitions, was $47 million in the first quarter of 1998. The Company anticipates 1998 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $220 million, the majority of which is uncommitted. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross payments for asbestos litigation claims during the first quarter of 1998, including payments for claims settled in prior years and excluding amounts payable in future years, were $129 million. The first quarter 1998 expenditures include $14 million in defense costs and $1 million for appeal bond and other costs. Proceeds from insurance were $17 million resulting in a net pretax cash outflow of $112 million, or $67 million after-tax. During the first quarter of 1998, the Company received approximately 8,700 new asbestos personal injury cases and closed approximately 2,400 cases. Over the next twelve months, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $300 million. Proceeds from insurance of $100 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $200 million, or $120 million after- tax. Please see Note 11 to the Consolidated Financial Statements.

Gross payments for asbestos litigation claims against Fibreboard for the quarter ended March 31, 1998 were approximately $17 million, all of which was paid directly by Fibreboard's insurers or from an escrow account funded by its insurers to claimants on Fibreboard's behalf. During the first quarter, Fibreboard received approximately 5,900 new asbestos personal injury claims, and resolved approximately 600 claims. Payments for asbestos claims against Fibreboard are expected to be paid by Fibreboard's insurers or from the escrow account. Please see Notes 8 and 11 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank credit facilities, to be sufficient to satisfy its debt service obligations under its existing and anticipated indebtedness, its contingent liabilities for uninsured asbestos personal injury claims, as well as its capital expenditure programs and growth agenda.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the first quarter of 1998, the Company was designated as a PRP in such federal, state, local or private proceedings for two additional sites. At March 31, 1998, a total of 36 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS (Continued)

The Company has established a $33 million reserve, of which $16 million relates to Fibreboard, for its Superfund (and
similar   state,   local  and  private  action)   contingent
liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the
aggregate,  the  additional  costs  associated   with   such
contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include wool fiberglass, mineral wool, asphalt processing and roofing, and metal coil coating. The EPA's currently announced schedule is to issue regulations covering wool fiberglass and mineral wool in 1998, asphalt processing and roofing in 1999, and metal coil coating in 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

Year 2000 Compliance

The Company has been actively implementing new systems and technology since 1995 as part of its Advantage 2000 program to improve productivity and operational efficiency. An additional objective of this initiative is to ensure all business transactions are compliant with requirements to process accurately in the year 2000 and beyond. The scope of this program has been continuously expanded to include each of the seventeen acquisitions made by the Company during the past four years. To date, over 50% of the Company's systems have been replaced and are in operation for daily business transaction processing. All remaining system updates will be implemented throughout the period ending July 1, 1999.

The cumulative cost of business systems replacement from 1995 through the end of the first quarter of 1998 has been $141 million, including $97 million for information technology and $44 million for related training and deployment in various business locations. The current estimates for all remaining locations range from approximately $35 million to $45 million for information technology, manufacturing technology, and training and deployment costs.

The Company is also working with all suppliers to ensure their systems are year 2000 compliant as well. All costs associated with supplier compliance will be borne by them. In the event that some suppliers are unable to convert or replace systems appropriately, the Company will switch suppliers to those that are able to provide compliant transaction processing.

                 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the paragraphs in Note 11, Contingent Liabilities, to the Company's Consolidated Financial Statements above, which are incorporated here by reference.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended
     March 31, 1998.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended March 31, 1998 by the issuance or modification of any other class of securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended March 31, 1998, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended March 31, 1998, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 1998.

ITEM 5. OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM 6. EXHIBITS AND  REPORTS  ON FORM 8-K

(a)  Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K.

     During the quarter ended March 31, 1998, the Company filed the following current reports on Form 8-K:


      -  Filed January 9, 1998, under Item 5.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OWENS CORNING

                                     Registrant


Date: May 11, 1998                   By:  /s/ Domenico Cecere
                                     Domenico Cecere
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (as duly authorized officer)



Date: May 11, 1998                   By:  /s/ Steven J. Strobel
                                     Steven J. Strobel
                                     Vice President and Controller

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

(4) Instruments Defining the Rights of Security  Holders,
    Including Indentures.

       Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (filed as Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-
       3660) for the quarter ended June 30, 1997) as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (4) to the Company's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997).

(10)   Material Contracts.

       Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (filed as Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-
       3660) for the quarter ended June 30, 1997) as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit (4) to the Company's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997.

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