Form 10-Q
period 1998-06-30
OWENS CORNING
filed 1998-08-10
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549


                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarter Ended June 30, 1998

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

                    Yes / X /     No /   /

      Shares of common stock, par value $.10 per share, outstanding at June 30, 1998

                         54,019,954

               PART 1.   FINANCIAL INFORMATION

                OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF  INCOME

                                                Quarter          Six Months
                                                 Ended             Ended
                                                June 30,          June 30,
                                             1998     1997    1998       1997
                                       (In millions of dollars, except share data)

NET SALES                                  $1,286   $1,017   $2,423   $1,892

COST OF SALES                                 985      778    1,923    1,430

 Gross margin                                 301      239      500      462

OPERATING EXPENSES

 Marketing and administrative expenses        152      122      281      244
 Science and technology expenses               14       17       29       34
 Restructure costs (Note 3)                     -        -       87        -
 Other (Note 4)                                 1       (8)     (70)      (4)

   Total operating expenses                   167      131      327      274

INCOME FROM OPERATIONS                        134      108      173      188

Cost of borrowed funds                         36       23       73       42

INCOME BEFORE PROVISION
 FOR  INCOME TAXES                             98       85      100      146

Provision for income taxes (Note 6)            34       25       27       45

INCOME BEFORE MINORITY
 INTEREST AND EQUITY
 IN NET INCOME OF AFFILIATES                   64       60       73      101

Minority interest                              (5)      (2)     (10)      (4)

Equity in net income of affiliates              -        5        4        8

NET INCOME                                  $  59    $  63    $  67    $ 105

NET INCOME PER COMMON SHARE

Basic net income per share                  $1.09    $1.19    $1.25    $1.99
Diluted net income per share                $1.02    $1.11    $1.20    $1.88

Weighted average number of common
 shares outstanding and common equivalent shares during the period (in millions)

    Basic                                    53.6     52.9     53.5     52.6
    Diluted                                  58.9     58.2     58.7     57.9

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                                             June 30,    December 31,
ASSETS                                         1998         1997
                                             (In millions of dollars)
CURRENT

Cash and cash equivalents                     $   42        $  58
Receivables                                      597          432
Inventories (Note 7)                             535          503
Insurance for asbestos litigation claims -
 current portion (Note 12)                       125          100
Deferred income taxes                            137          160
Assets held for sale (Note 4)                      -           41
Income tax receivable                             27           96
Other current assets                              64           38

 Total current                                 1,527        1,428

OTHER

Insurance for asbestos litigation
  claims (Note 12)                               310          357
Asbestos  costs  to  be  reimbursed
  - Fibreboard  (Note  12)                        89          116
Deferred income taxes                            356          328
Goodwill                                         788          778
Investments in affiliates (Note 4)                50           52
Other noncurrent assets                          181          184

  Total other                                  1,774        1,815

PLANT AND EQUIPMENT, at cost

Land                                              65           66
Buildings and leasehold improvements             683          676
Machinery and equipment                        2,677        2,629
Construction in progress                         222          214
                                               3,647        3,585
Less:  Accumulated depreciation               (1,888)      (1,832)

 Net plant and equipment                       1,759        1,753

TOTAL ASSETS                                  $5,060       $4,996




     The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                         (Continued)

                                               June 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             1998            1997
                                                (In millions of dollars)
CURRENT

Accounts payable and accrued liabilities        $  793         $   814
Reserve for asbestos litigation claims -
 current portion (Note 12)                         325             350
Short-term debt                                    119              23
Long-term debt - current portion                   128             120

     Total current                               1,365           1,307

LONG-TERM DEBT (Note 5)                          1,761           1,595

OTHER

Reserve  for asbestos litigation claims
  (Note  12)                                     1,121           1,320
Asbestos-related liabilities - Fibreboard
  (Note 12)                                         96             123
Other employee benefits liability                  340             335
Pension plan liability                              61              65
Other                                              174             165

     Total other                                 1,792           2,008


COMPANY OBLIGATED SECURITIES
   OF ENTITIES HOLDING SOLELY
   PARENT DEBENTURES                               503             503

MINORITY INTEREST                                   21              24

STOCKHOLDERS' EQUITY

Common stock                                       669             657
Deficit                                           (987)         (1,041)
Accumulated other comprehensive income
  (Note 9)                                         (48)            (40)
Other                                              (16)            (17)

     Total stockholders' equity                   (382)           (441)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $5,060          $4,996





   The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS


                                         Quarter          Six Months
                                          Ended             Ended
                                         June 30,          June 30,
                                      1998     1997     1998     1997
                                          (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

 Net income                          $  59    $  63    $  67    $ 105
 Reconciliation of net cash
   provided by operating activities:
   Noncash items:
     Provision for depreciation and
       amortization                     47       39       99       76
     Provision (credit) for deferred
       income taxes                     40       39       (5)      56
     Other                               4       (6)     (87)      (7)
  (Increase) decrease in receivables   (40)     (56)    (169)    (163)
  (Increase) decrease in inventories    (4)      (1)     (40)     (92)
  Increase (decrease) in accounts
    payable and accrued liabilities    (12)     (31)     (24)     (90)
  Increase (decrease) in accrued
    income taxes                        77      (15)      75      (26)
  Proceeds from insurance for asbestos
   litigation claims, excluding
   Fibreboard                            5       24       22       64
  Payments for asbestos litigation
   claims, excluding Fibreboard        (95)     (90)    (224)    (185)
  Other                                (26)     (38)      11      (57)

    Net  cash  flow  from  operations   55      (72)    (275)    (319)

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment      (74)     (57)    (121)    (131)
 Investment in subsidiaries, net of
  cash acquired                          -        -        -      (20)
 Proceeds from the sale of affiliate
  or business (Note 4)                   -        -      134        -
 Other                                   -       (4)     (19)      (9)

    Net cash flow from investing     $ (74)   $ (61)   $  (6)   $(160)





  The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Continued)

                                         Quarter         Six Months
                                          Ended             Ended
                                         June 30,          June 30,
                                      1998     1997     1998     1997
                                         (In millions of dollars)
NET CASH FLOW FROM FINANCING

 Net additions (reductions) to
  long-term credit facilities         $(659)  $   26    $ (374)  $  283
 Other additions to long-term debt      565      108       570      136
 Other reductions to long-term debt     (11)     (39)      (13)     (41)
 Net increase in short-term debt         60       45        96       62
 Dividends paid                          (4)      (4)       (8)      (7)
 Other                                   (6)       2        (6)      21

    Net cash flow from financing        (55)     138       265      454

Effect of exchange rate changes
  on cash                                 1        1         -       (1)

Net increase (decrease) in cash
 and cash equivalents                   (73)       6       (16)     (26)

Cash and cash equivalents at
 beginning of period                    115       13        58       45

Cash and cash equivalents at end
 of period                             $ 42    $  19     $  42    $  19





     The accompanying notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      Quarter          Six Months
                                       Ended              Ended
                                      June 30,          June 30,
1.  SEGMENT DATA                   1998     1997     1998      1997
                                        (In millions of dollars)
NET SALES

Industry Segments

 Building Materials
  United States                    $872    $ 600    $1,611    $1,100
  Europe                             70       72       135       146
  Canada and other                   53       41       105        72

   Total Building Materials         995      713     1,851     1,318

 Composite Materials
  United States                     155      161       306       299
  Europe                            100      103       197       200
  Canada and other                   36       40        69        75

   Total Composite Materials        291      304       572       574

Intersegment sales
 Building Materials                   -        -         -         -
 Composite Materials                 27       29        58        56
 Eliminations                       (27)     (29)      (58)      (56)

   Net sales                     $1,286   $1,017    $2,423     $1,892

Geographic Segments

  United  States                 $1,027   $  761    $1,917     $1,399
 Europe                             170      175       332        346
 Canada and other                    89       81       174        147

   Total                         $1,286   $1,017    $2,423     $1,892

Intersegment sales
 United States                       38       31        70         60
 Europe                               1        7        10         16
 Canada and other                    17       26        29         48
 Eliminations                       (56)     (64)     (109)      (124)

   Net sales                     $1,286   $1,017    $2,423     $1,892

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

                                          Quarter          Six Months
                                           Ended             Ended
                                          June 30,          June 30,
1.   SEGMENT DATA (Continued)         1998       1997    1998     1997
                                          (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Industry Segments

 Building Materials
  United States                      $  88       $ 70     $ 90     $ 107
  Europe                                 2          2      (13)        7
  Canada and other                       1          2       (2)        4

   Total Building Materials             91         74       75       118

 Composite Materials
  United States                         53         52       90        94
  Europe                                 3         (1)     (14)        6
  Canada and other                       3         (1)       2         1

   Total Composite Materials            59         50       78       101

 General corporate expense             (16)       (16)      20       (31)

   Income from operations              134        108      173       188

 Cost of borrowed funds                (36)       (23)     (73)      (42)

   Income before provision
     for income taxes               $   98      $  85    $ 100     $ 146

Geographic Segments

  United States                     $  141      $ 122    $ 180     $ 201
 Europe                                  5          1      (27)       13
 Canada and other                        4          1        -         5
 General corporate expense             (16)       (16)      20       (31)

   Income from operations              134        108      173       188

 Cost of borrowed funds                (36)       (23)     (73)      (42)

   Income before provision
     for income taxes                $  98      $  85    $ 100     $ 146

 Income from operations for the six months ended June 30, 1998 includes a pretax charge of $95 million for restructuring and other actions. The impact of this special item was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $17 million, $11 million and $1 million, respectively; Composite Materials in the United States, Europe, and Canada and other by $8 million,
 $27 million and $1 million, respectively; and to increase general corporate expense by $30 million. Income from operations for the six months ended June 30, 1998 also includes a pretax gain of $84 million from the sale of the Company's 50% ownership interest in Alpha/Owens-Corning. The impact of this gain was to decrease general corporate expense by $84 million.

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

3. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS

During the first quarter of 1998, the Company recorded a $95 million pretax charge for restructuring and other actions to enhance manufacturing productivity and reduce overhead. This charge represents the second phase of the Company's strategic restructuring program announced in January 1998. Of the Company's estimated $250 million total pretax charge for this strategic program, $238 million has been charged on a cumulative basis since the fourth quarter of 1997 and the Company expects additional charges as further actions are finalized.

The $95 million pretax charge in the first quarter of 1998 was comprised of an $87 million charge associated with the restructuring of the Company's business segments and an $8 million charge associated with other actions. The $87 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $8 million charge for other actions is comprised of a $5 million charge to cost of sales and a $3 million charge to marketing and administrative expenses. The components of the restructure charge include $81 million for personnel reductions and $6 million for the divestiture of non-strategic businesses and facilities, of which $2 million represents exit cost liabilities, comprised primarily of lease commitments. The $81 million for personnel reductions represents severance costs associated with the elimination of approximately 1,500 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of June 30, 1998, approximately $34 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 1,500 employees, the majority of whose severance payments will be made over the course of 1998, and approximately $1 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

During the fourth quarter of 1997, the Company recorded a $143 million pretax charge for restructuring and other actions to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. The $143 million pretax charge represents the first phase of the Company's strategic restructuring program and was comprised of a $68 million charge associated with the restructuring of the Company's business segments and a $75 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructure charge include $25 million for personnel reductions; $41 million for divestiture of non-strategic businesses and facilities, of which $13 million represents exit cost liabilities, primarily for leased warehouse and office facilities to be vacated, and $28 million represents non-cash asset revaluations; and $2 million for other actions. The divestiture of non-strategic businesses and facilities includes the closure of the Candiac, Quebec manufacturing facility which was completed in the first quarter of 1998.

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS (Continued)

The $25 million for personnel reductions during the fourth quarter of 1997 represents severance costs associated with the elimination of nearly 550 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of June 30, 1998, approximately $15 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 550 employees, the majority of whose severance payments will be made over the course of 1998, and approximately $7 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

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

The following unaudited table presents the pro forma results of operations for the quarter and six months ended June 30, 1997, assuming the acquisitions of Fibreboard and AmeriMark occurred at the beginning of the periods presented. The pro forma impact of all other acquisitions during 1997, excluding Fibreboard and AmeriMark, was not material to the Company's results of operations for the quarter or six months ended June 30, 1997. These results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisition and are not necessarily indicative of what the results would have been had the transactions actually occurred at the beginning of the periods presented. The pro forma results do not include operations that were discontinued by Fibreboard prior to the acquisition, or operations of Pabco.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ACQUISITIONS AND DIVESTITURES OF BUSINESSES (Continued)

                                         Quarter Ended       Six Months Ended
                                            June 30,             June 30,
                                         1998     1997       1998        1997
                                              (In millions of dollars,
                                                 except share data)
Net sales                              $1,286   $1,328     $2,423      $2,436
Income from continuing operations          59       61         67          94
Diluted earnings per share from
 continuing operations                 $ 1.02   $ 1.07     $ 1.20      $ 1.69


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

On July 31, 1998, the Company announced the formation of a new joint venture for the Company's yarns and specialty materials business. The Company will contribute two manufacturing plants in the U.S. and certain proprietary technology to the joint venture and plans to sell 51% of its ownership interest in the business to Groupe Porcher Industries located in Badinieres, France, for approximately $360 million. Upon closing, scheduled to occur during the third quarter of 1998, the Company will receive an additional distribution of approximately $210 million from the joint venture. With sales of approximately $300 million in 1997, the Company's yarn business is the world's second largest producer of glass yarns, and the largest producer of fine yarns. Proceeds from the sale will be used to reduce the borrowings under the Company's long-term revolving credit facility.

5. LONG-TERM DEBT

In the first quarter of 1998, the Company amended its long-term revolving credit agreement and reduced the maximum commitment equivalent to $1.8 billion, of which portions can be denominated in Canadian dollars, Belgian francs or British pounds subject to the provisions of the agreement. The agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates. The commitment fee, charged on the entire commitment, is a sliding scale based on credit ratings and was .15% at June 30, 1998. As of June 30, 1998, $241 million of this facility was used for standby letters of credit and $1.039 billion was unused. The average rate of interest on this facility was 6.0% at June 30, 1998.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5. LONG-TERM DEBT (Continued)

The proceeds from the issuance of the Notes, net of issuance costs, were approximately $546 million. The Company used the net proceeds to repay a portion of the outstanding borrowings under its long-term revolving credit agreement.

Early in the third quarter of 1998, the Company issued a series of debt securities (the "debentures") as unsecured obligations of the Company for an aggregate principal amount of $400 million. The debentures bear an annual rate of interest of 7.5%, payable semiannually, and mature on August 1, 2018. The debentures are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such debentures or (ii) the sum of the present values of the remaining scheduled payments of principal and interest. The proceeds from the issuance of the debentures, net of issuance costs, were approximately $395 million. The Company used the net proceeds to pay for the principal and premium amounts of the tender offers of certain other debt securities of the Company described below.

Early in the third quarter of 1998, the Company commenced cash tender offers (the "tender offers") for an aggregate principal amount of $450 million for the following debt securities: the $150 million aggregate principal amount of the Company's 8 7/8% Debentures due 2002, the $150 million aggregate principal amount of the Company's 9 3/8% Debentures due 2012, and the $150 million aggregate principal amount of the Company's 10% Debentures due 2001. The tender offers were completed on August 3, 1998 and as of that date, approximately $361 million of these Debentures were tendered. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million and recorded an extraordinary loss of approximately $39 million, net of related taxes of $23 million.

In early August 1998, the Company called its $309 million of Trust Preferred Hybrid Securities which had been issued in October 1997 as payment for the Company's acquisition of the assets of AmeriMark. This transaction was financed with borrowings from the Company's long-term revolving credit agreement.

6. INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                  Quarter          Six Months
                                   Ended             Ended
                                  June 30,          June 30,
                                1998   1997      1998    1997

U.S. federal statutory rate      35%    35%       35%     35%
State and local income taxes      5      3         3       3
Foreign tax rate differences      -      -         3       -
Adjustment of deferred tax
asset valuation allowance         -      -         -      (5)
Special tax election (a)          -      -       (13)      -
Other                            (5)    (8)       (1)     (2)

Effective tax rate               35%    30%       27%     31%


(a)   Represents a one-time tax benefit associated with Asia
      Pacific operations.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


7. INVENTORIES

                                             June 30,     December 31,
                                               1998           1997
                                             (In millions of dollars)
Inventories are summarized as follows:

  Finished goods                            $  423           $  363

  Materials and supplies                       179              214

  FIFO inventory                               602              577

  Less:  Reduction to LIFO basis               (67)             (74)

                                            $  535           $  503


Approximately  $354  million  and  $365  million   of   FIFO
inventories were valued using the LIFO method at June 30, 1998 and December 31, 1997, respectively.

8. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                 Quarter        Six Months
                                  Ended           Ended
                                 June 30,        June 30,
                               1998   1997    1998    1997
                                (In millions of dollars)
Income taxes                  $(84)     3     $(81)      9
Cost of borrowed funds          49     43       72      56

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

During the first six months of 1998, gross payments for asbestos litigation claims against Fibreboard were approximately $74 million, all of which was paid directly by Fibreboard's insurers or from the escrow account to claimants on Fibreboard's behalf. During the first six months of 1998, Fibreboard also reached settlement agreements with plaintiffs for amounts totaling approximately $47 million. Fibreboard settlement agreements are reflected on the Company's consolidated balance sheet as an increase to both the Fibreboard asbestos costs to be reimbursed and asbestos claims settlements when the agreements are reached.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


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

The Company's comprehensive income for the quarters ended June 30, 1998 and 1997 was $43 million and $62 million, respectively. For the six months ended June 30, 1998 and 1997, comprehensive income was $59 million and $98 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions.

10. EARNINGS PER SHARE

The following table reconciles the net income and weighted average number of shares used in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share.

                                      Quarter Ended     Six Months Ended
                                          June 30,          June 30,
                                      1998     1997     1998        1997
                                         (In  millions  of  dollars,
                                             except share data)
Net income used for basic earnings
  per share                           $  59    $  63    $  67      $ 105
Net income effect of assumed
  conversion of debt and preferred
  securities                              2        2        4          4

Net income used for diluted
  earnings per share                  $  61    $  65    $  71      $ 109

Weighted average number of shares
  outstanding used for basic
  earnings per share (thousands)     53,563   52,945   53,465     52,642
Deferred awards and stock options       762      703      621        771
Shares from assumed conversion of
  debt and preferred securities       4,566    4,566    4,566      4,566

Weighted average number of shares
  outstanding and common equivalent
  shares used for diluted earnings
  per share (thousands)              58,891   58,214   58,652     57,979

11.  SUBSEQUENT EVENTS

Early in the third quarter of 1998, the Company entered into various agreements involving the issuance of debt securities, the cash tender offers of existing debt, the call of the Company's Trust Preferred Hybrid Securities, and the formation of a joint venture for the Company's yarns and specialty materials business. Please see Notes 4 and 5 to the Consolidated Financial Statements for further discussion of these matters.

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)


12.  CONTINGENT LIABILITIES

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

Status

As of June 30, 1998, approximately 188,600 asbestos personal injury claims were pending against Owens Corning, of which 16,500 were received in the first half of 1998. The Company received approximately 36,500 such claims in 1997 and 36,300 in 1996.

Many of the recent claims appear to be the product of mass screening programs and not to involve malignancies or other significant asbestos-related impairment. Owens Corning believes that at least 40,000 of the recent claims involve plaintiffs whose pulmonary function tests ("PFTs") were improperly administered or manipulated by the testing laboratory or otherwise inconsistent with proper medical practice. In 1996 Owens Corning filed suit in federal court in New Orleans, Louisiana against the owners and operators of certain pulmonary function testing laboratories in the southeastern U.S. challenging such improper testing practices. This matter is now in active pre-trial discovery and the court has set an April, 1999 trial date. In January 1997, Owens Corning filed a similar suit in federal court in Jackson, Mississippi against the owner of an additional testing laboratory.

Through June 30, 1998, Owens Corning had resolved (by settlement or otherwise) approximately 205,400 asbestos personal injury claims. During 1995, 1996 and 1997, Owens Corning resolved approximately 62,000 asbestos personal injury claims, over 99% without trial. Total indemnity payments for these 62,000 claims, including future installment payments, are expected to be $858 million (an average of $13,800 per claim).

Owens Corning's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by Owens Corning; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment. For example, in two recent trials in two different jurisdictions where thousands of cases are pending against the Company, a Jefferson County, Mississippi jury returned a multimillion award against the

             OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (CONTINUED)

12.  CONTINGENT LIABILITIES (CONTINUED)

Company while an Orleans Parish, Louisiana jury returned an award of less than $100,000. Both trials involved similar groups of plaintiffs alleging either an asbestos-related lung cancer or an asbestos-related non-malignant condition. The Company vigorously disputed the allegations in both cases.

Owens Corning's total indemnity and defense payments (before application of insurance recoveries) for asbestos personal injury claims were $300 million in 1997 and are expected to be approximately $360 million in 1998. This high level of expenditures, and the anticipated increase in 1998, are attributable in large measure to two factors: payments associated with adverse judgments (particularly in mesothelioma cases), and significant recent increases in the cost of settlement of mesothelioma claims. The Company is addressing these developments by refocusing its defense resources upon the early identification and evaluation of mesothelioma claims and, where such claims cannot be resolved by settlement, upon more thorough preparation and work-up of such claims for trial. The Company believes that the measures outlined above should prove effective in controlling the costs of resolving such claims and have enabled the Company to avoid significant adverse mesothelioma judgments through the first half of this year. However, the increased cost of resolution of mesothelioma claims, when compared to prior years, has added to the difficulty of estimating the Company's future asbestos liabilities. The Company cautions that if the cost of mesothelioma settlements and judgments is not controlled and if future annual expenditures for asbestos personal injury claims are not reduced, the Company may be required to make additional provision for the anticipated costs of asbestos personal injury claims.


Tobacco

The Company is closely monitoring the proposed federal legislation to implement a nationwide tobacco settlement. Owens Corning, Fibreboard and other asbestos defendants have collectively spent billions of dollars to resolve asbestos personal injury claims to which smoking was a substantial causal or contributing factor. The Company believes that any federal legislation implementing the proposed tobacco settlement must make adequate financial provision for compensating asbestos personal injury claimants for the role tobacco use played in their injuries and for reimbursing asbestos defendants, in whole or in part, for past payments that have been made to asbestos personal injury claimants who were also smokers. As widely reported, the United States Senate did consider legislation during the first half of 1998 which would have included provisions to compensate past and future asbestos plaintiffs who also suffer from smoking-related illnesses. While no legislation to date has been passed, other legislation is currently under consideration in the House of Representatives and the Company is continuing to direct its legislative lobbying efforts toward achievement of fair treatment for asbestos defendants and asbestos personal injury claimants.

Owens Corning and Fibreboard have filed suit in the Superior Court for Alameda County, California against seven leading manufacturers of tobacco products. The complaint alleges that cigarette smoking causes or contributes to lung cancer, a variety of other cancers and chronic obstructive pulmonary disease. The complaint seeks to require the defendants to reimburse Owens Corning and Fibreboard for all or part of the amounts which they have spent in resolving the personal injury claims of asbestos plaintiffs whose injuries were caused or contributed to by cigarette smoking. The defendants challenged the complaint as legally insufficient.

               OWENS CORNING AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

12.  CONTINGENT LIABILITIES (Continued)

The trial court by order of July 23, 1998 overruled these challenges as to two claims, for restitution and for
violation   of   unfair  business  practice  statutes,   and
sustained the challenges to other claims, permitting the Company and Fibreboard to amend the complaint to overcome the defendants' objections to them.

Fibreboard

As described in greater detail below, Fibreboard is a party to two class action settlements relating to asbestos personal injury claims, the Global Settlement and the Insurance Settlement. If the Global Settlement is approved, Fibreboard will be protected by an injunction from asbestos personal injury claims and should have no further asbestos personal injury liabilities. If the Global Settlement is not approved, the Insurance Settlement, which has been approved by the courts, will become effective. In such event, Fibreboard will receive the payments due under the Insurance Settlement, the injunction protecting Fibreboard from asbestos personal injury claims will be dissolved, and Fibreboard will return to the tort system as a defendant. Should the Insurance Settlement come into effect, Owens Corning and Fibreboard anticipate establishing a joint facility that would provide, consistent with Fibreboard's contractual obligations under the Insurance Settlement, for the joint defense and settlement of asbestos personal injury claims against the two defendants. Such a joint facility would have the potential for achieving synergistic savings in defense and settlement costs compared to the costs either Company would otherwise likely incur.

Insurance

As  of  June 30, 1998, Owens Corning had approximately  $210
million   in   unexhausted  insurance   coverage   (net   of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1999 and beyond under agreements with the carriers confirming such coverage. All of Owens Corning's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

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

             OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Continued)

12.  CONTINGENT LIABILITIES (Continued)

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

Owens Corning's estimated total liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims that may be received in the future, and its estimated insurance recoveries in respect of such claims, are reported separately as follows:

                                           June 30,   December  31,
                                              1998       1997
                                          (In millions of dollars)
Reserve for asbestos
litigation claims
   Current                                 $  325       $  350
   Other                                   $1,122        1,320
      Total Reserve                         1,447        1,670

Insurance for asbestos
litigation claims
   Current                                    125          100
   Other                                      310          357

      Total Insurance                         435          457

Net Owens Corning Asbestos Liability       $1,012       $1,213

Owens Corning cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, are influenced by numerous variables that are difficult to predict, and that estimates, such as Owens Corning's, which attempt to take account of such variables, are subject to considerable uncertainty. Included among these variables are Owens Corning's future success in controlling the costs of resolving mesothelioma claims, the outcome of the Company's litigation against the tobacco companies and of the appellate proceedings related to the Fibreboard Global Settlement, and federal legislative developments concerning asbestos and/or tobacco. Owens Corning believes that its estimate of liabilities and

             OWNES CORNING AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Continued)

12. CONTINGENT LIABILITIES (Continued)

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

Status

As of June 30, 1998, approximately 124,000 asbestos personal injury claims were pending against Fibreboard, 20,700 of which were received in the first two quarters of 1998. Fibreboard received approximately 33,000 such claims in 1997 and 32,900 in 1996. These claims and most of the pending claims are made against the Fibreboard Global Settlement Trust and are subject to the Global Settlement injunction discussed below. During 1995, 1996 and 1997, Fibreboard resolved approximately 20,100 asbestos personal injury claims and incurred indemnity payments of $257 million (an average of about $12,800 per case).

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

As of June 30, 1998, amounts payable under various asbestos claim settlement agreements were $138 million. These amounts are payable either from the Settlement Trust discussed below or directly by the insurers. Amounts due from insurers in payment of these or past claims paid directly by Fibreboard, as of June 30, 1998 are $131 million.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

12.  CONTINGENT LIABILITIES (Continued)

The parties opposing the Global Settlement filed petitions seeking review with the U.S. Supreme Court. On June 27, 1997, the Supreme Court granted the petition, vacated the judgment and remanded the case to the Fifth Circuit for further consideration in light of the Supreme Court's decision in the Amchem Products, Inc. v. Windsor case. Amchem involved a proposed nationwide class action settlement of future asbestos personal injury claims against the members of the Center for Claims Resolution. The Supreme Court, affirming the intermediate appellate court, disapproved and vacated the Amchem class action settlement, determining that the Amchem class action failed to meet the requirements of Federal Rule of Civil Procedure 23. On January 27, 1998, a panel of the Fifth Circuit reaffirmed, by majority vote, its prior decision, and again approved the Global Settlement. In June, the United States Supreme Court granted certiorari, agreeing to review the decision by the Fifth Circuit. In light of this decision by the Supreme Court, a final resolution of the Global Settlement may not be known until the second half of 1999 or later.

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

The Settlement Trust will be funded principally by Continental and Pacific. These insurers have placed $1,525 million in an interest-bearing escrow account pending court approval of the settlements. Fibreboard is responsible for contributing $10 million plus accrued interest toward the Settlement Trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company has already paid $9.9 million into the escrow account on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. The balance of the escrow account was $1,696 million at June 30, 1998, after payment of interim expenses and exigent claims associated with the Global Settlement.

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

                  OWENS CORNING AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

12.  CONTINGENT LIABILITIES (Continued)

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, construction activity, interest rate movements, issues involving implementation of new business systems,
achievement   of  expected  cost  reductions  and   asbestos
litigation.

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

The Company has grown its sales from nearly $3.4 billion in 1994 to approximately $5.0 billion in 1997 on a pro forma basis, giving effect to acquisitions made in 1997. Acquisitions have been a significant component of that growth. Since 1994, the Company has completed 17 acquisitions for an aggregate purchase price of over $1.2 billion. The Company's acquisitions have broadened its lines of business to include siding, accessories and other home exteriors and have diversified its materials portfolio beyond fiber glass to include polymers such as vinyl and styrene, and metal and stone. In 1997, the Company completed the two largest of these acquisitions by acquiring Fibreboard Corporation ("Fibreboard") and AmeriMark Building Products, Inc. ("AmeriMark"), making Owens Corning the leader in the U.S. vinyl siding, siding accessories and cast stone markets, as well as a large specialty distributor in North America through approximately 190 company-owned distribution centers.

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

Quarter Ended June 30, 1998

Sales and Profitability

Net sales for the quarter ended June 30, 1998 were $1,286 million, reflecting a 26% increase from the second quarter 1997 level of $1,017 million. The increase is primarily due to the acquisition of Fibreboard, completed at the end of the second quarter of 1997, and the acquisition of AmeriMark, completed early in the fourth quarter of 1997. Volume increases in North American insulation markets helped to offset volume declines in the roofing market. Sales results also reflect a decline in insulation pricing during the second quarter of 1998, compared to the second quarter of 1997. The Company, however, continues to benefit from an upward price trend, particularly in residential insulation, as a result of price increases implemented earlier in 1998. Volume declines in the U.S. composites market were partially offset by price increases in the U.S. While volume was up moderately in European composites, prices are down from the second quarter 1997 levels. Despite the adverse economic conditions in Asia Pacific, sales volume was stable, indicating continued growth in market share in that region. There was virtually no impact of currency translation on sales in foreign currencies during the second quarter of 1998. Please see Note 1 to the Consolidated Financial Statements.

Sales outside the U.S. represented 20% of total sales for the quarter ended June 30, 1998, compared to 25% for the quarter ended June 30, 1997. The decline in non-U.S. sales as a percentage of total sales is due to the 1997 acquisitions of Fibreboard and AmeriMark, which are primarily U.S. operations. Gross margin for the quarter ended June 30, 1998 was 23% of net sales, consistent with the second quarter 1997 level, but up significantly from the 18% level in the first quarter of 1998. The increase in the second quarter 1998 gross margin compared to the first quarter 1998 reflects improving prices and the realization of cost savings resulting from the Company's restructuring program that was begun in the fourth quarter of 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

In the first quarter of 1998, the Company announced price increases effective in March 1998 applicable to its residential insulation products of approximately 8 percent and price increases applicable to its commercial and industrial insulation products of approximately 4 percent. The Company also announced price increases of 5 to 7 percent affecting certain residential roofing products, effective in April 1998. In the second quarter of 1998, the Company announced a 9 percent price increase effective June 15, 1998 applicable to its residential insulation products. Despite the Company's successful implementation of price increases, insulation pricing during the second quarter of 1998 was below the second quarter 1997 level, due in part to long-term contracts with some customers. However, the Company expects to realize increased benefits of the recent price increases during the third and fourth quarters of 1998.

For the quarter ended June 30, 1998, the Company reported net income of $59 million, or $1.02 per share, compared to net income of $63 million, or $1.11 per share, for the quarter ended June 30, 1997. Net income for the second quarter of 1998 reflects the decline in insulation prices compared to the second quarter of 1997, as well as increased cost of borrowed funds and minority interest expense due to the financing of the 1997 Fibreboard and AmeriMark acquisitions. Partially offsetting these increased expenses were the benefits of the Company's strategic restructuring program. The 1998 reduction in equity in net income of affiliates reflects the first quarter 1998 sale of the Company's 50% ownership interest in Alpha/Owens-Corning, LLC. During the second quarter of 1997, the Company benefited from a $15 million pretax credit ($10 million after-tax) from the modification of certain employee benefits in the U.S. Please see Notes 3 and 4 to the Consolidated Financial Statements.

Net sales for the six months ended June 30, 1998 were $2,423 million, a 28% increase over the $1,892 million reported for the first six months of 1997. This increase reflects the acquisitions of Fibreboard and AmeriMark described above.

For the six months ended June 30, 1998, the Company reported net income of $67 million, or $1.20 per share, compared to net income of $105 million, or $1.88 per share for the six months ended June 30, 1997. Net income for the six months ended June 30, 1998 includes a pretax charge of $95 million ($63 million after-tax) for restructuring and other actions; an $84 million pretax gain ($52 million after-tax) from the sale of the Company's 50% ownership interest in Alpha/Owens-Corning, LLC; as well as a $13 million one-time tax benefit associated with Asia Pacific operations. Net income for the six months ended June 30, 1998 also reflects the increased cost of borrowed funds and minority interest expense as described above. Please see Notes 3, 4 and 6 to the Consolidated Financial Statements.

Marketing and administrative expenses were $152 million for the second quarter of 1998 compared to $122 million in the second quarter of 1997. The increase in marketing and administrative expenses is largely due to the incremental costs from acquisitions and increased accruals for performance-based variable pay programs. Partially offsetting the increase in marketing and administrative expenses in the second quarter of 1998 were the benefits of the Company's strategic restructuring program announced in early 1998 and described below.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring of Operations and Other Actions

The $95 million pretax charge referred to above for restructuring and other actions during the first quarter of 1998 was the second phase of the Company's strategic program to reduce overhead, enhance manufacturing productivity and close manufacturing facilities. This charge includes $87 million for restructuring and $8 million for other actions. Of the Company's originally estimated $250 million total pretax charge for restructuring and other actions announced in early 1998, $143 million was recorded in the fourth quarter of 1997 and $95 million was recorded in the first quarter of 1998. The Company continues to evaluate further restructuring actions and expects additional charges during the second half of 1998. The total charge recorded to date is comprised of approximately $155 million for the restructuring program and approximately $83 million for other actions. The restructuring program, of which $68 million was recorded in the fourth quarter of 1997 and $87 million was recorded in the first quarter of 1998, includes approximately $106 million for costs associated with an overall headcount reduction of approximately 2,050 at numerous locations around the world, predominantly in the U.S., Canada and Europe. The remaining $49 million of restructuring includes $47 million for non-strategic businesses and facilities of which $15 million represents exit cost liabilities, and $2 million for other actions. The costs for non-strategic businesses and facilities include $28 million for the closure of the Candiac insulation manufacturing plant in Quebec, Canada and $9 million for the closure of several North American distribution locations.

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

Based upon the results of the Company's strategic restructuring program and expected economic conditions over the next few years, including effects on matters such as labor, material and other costs, the Company expects to decrease operating costs by approximately $100 million in 1998, and by an additional $75 million when the program is fully implemented in 1999, resulting in ongoing pretax savings of approximately $175 million per year. The expected $175 million in cost reductions, the majority of which will be cash savings, is comprised of $150 million in reduced personnel costs, $14 million in reduced facility costs, and $11 million of reductions in related program spending.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

The  Company  has implemented programs to gain synergies  in its exterior systems business during 1998. As a result of these programs, which include closing redundant facilities, integrating business systems, and improving purchasing leverage, the Company expects to reduce costs by an additional $30 million during 1998 and more than $50 million per year in 1999 and beyond, the majority of which will be cash savings.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier adoption is allowed. The Company has not yet quantified the impact of adopting SFAS 133 and has not determined the timing of or the method of adoption. The Company is aware, however, that the adoption of SFAS 133 could increase volatility in earnings and other comprehensive income.

Building Materials

In the Building Materials segment, sales increased 40% in the second quarter of 1998 compared to the second quarter of 1997, reflecting the incremental sales from acquisitions. The increase was slightly offset by roofing volume and insulation price declines, particularly in the U.S. Income from operations was $91 million for the second quarter of 1998, up 23% from $74 million in the second quarter of 1997. The increase reflects the benefits of the restructuring program, offset partially by volume and price declines. Please see Notes 1 and 3 to the Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

The consolidated results of the Company include the results of operations of Fibreboard and AmeriMark beginning with the third and fourth quarters of 1997, respectively. To enhance comparability, certain information below is presented on a "pro forma" basis and reflects the acquisitions of Fibreboard (excluding Pabco and operations that were discontinued by Fibreboard prior to the acquisition) and AmeriMark as though they had occurred at the beginning of the period presented. (The pro forma impact of all other acquisitions during 1997, excluding Fibreboard and AmeriMark, was not material to the Company's results of operations for the six months ended June 30, 1997.) The pro forma results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisitions, and are not necessarily indicative of the combined results that would have occurred had the acquisitions occurred at the beginning of that period. These pro forma results do not reflect the expected benefits from the consolidation of the exterior systems business discussed above.

                                       PRO FORMA          AS REPORTED
                                       Six Months          Six Months
                                         Ended               Ended
                                        June 30,            June 30,
                                     1998     1997       1998    1997
                              (In millions of dollars, except share data)

Net  sales                          $ 2,423   $ 2,436    $ 2,423 $ 1,892
Income from continuing operations        67        94         67     105
Diluted  earnings  per share from
    continuing  operations          $  1.20   $  1.69    $  1.20 $  1.88

Early in the first quarter of 1998, the Company completed the sale of the assets of Pabco, a producer of molded calcium silicate insulation, fireproofing board and metal jacketing, acquired as part of the Fibreboard acquisition in 1997. Please see Note 4 to the Consolidated Financial Statements.

Composite Materials

In the Composite Materials segment, sales were down 4% for the quarter ended June 30, 1998 compared to 1997. Volume declines in the U.S. drove the sales decline, due in part to slower demand in the electronics market as well as some order cancellations resulting from the General Motors strike. Price declines in European composites compared to the second quarter of 1997 were only moderately offset by the benefits of volume growth. The translation impact of sales denominated in foreign currencies was minimal during the quarter ended June 30, 1998. Despite the slight decline in sales, income from operations was $59 million in the second quarter of 1998, up 18% from $50 million in the second quarter of 1997. This increase reflects productivity improvements and cost reduction programs described above. Compared to the fourth quarter of 1997 and the first quarter of 1998, price levels were higher in the second quarter of 1998, indicating the benefits of the Company's previously announced price increases in the composites business. Please see Notes 1 and 3 to the Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

On July 31, 1998, the Company announced the formation of a new joint venture for the Company's yarns and specialty materials business. The Company will contribute two manufacturing plants in the U.S. to the joint venture and plans to sell 51% of its ownership interest in the business to Groupe Porcher Industries located in Badinieres, France, for approximately $360 million. Upon closing, scheduled to occur during the third quarter of 1998, the Company will receive an additional distribution of approximately $210 million from the joint venture. With sales of approximately $300 million in 1997, the Company's yarn business was the world's second largest producer of glass yarns, and the largest producer of fine yarns. Proceeds from the sale will be used to reduce the borrowings under the Company's long-term revolving credit facility.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $55 million for the quarter ended June 30, 1998, compared to negative $72 million for the quarter ended June 30, 1997. The increase in cash flow from operations in 1998 is largely attributable to the second quarter 1998 collection of an $85 million federal income tax receivable. Payments for asbestos litigation claims were $95 million during the quarter and proceeds from insurance were $5 million, compared to $90 million and $24 million, respectively, during the second quarter of 1997. The increase in net payments is due to the timing of asbestos claims settlements and the collection of insurance proceeds. The Company anticipates $375 million of total payments for asbestos litigation claims during 1998. Inventories at June 30, 1998 increased $32 million, or 6%, over December 31, 1997 levels due to the Company's normal seasonal inventory build in the first half of the year. On a comparative basis, inventories at June 30, 1998, adjusted for AmeriMark, were approximately $100 million lower than the level at June 30, 1997. Receivables at June 30, 1998 were $597 million, a 38% increase over the December 31, 1997 level, due to high sales levels during June 1998.

At June 30, 1998, the Company's net working capital was $162 million and its current ratio was 1.12, compared to $121 million and 1.09, respectively, at December 31, 1997. The increase in 1998 was primarily due to increased receivables and inventories as well as a reduction in the current portion of the reserve for asbestos litigation claims.

The Company's total borrowings at June 30, 1998 were $2.008 billion, $270 million higher than at year-end 1997, reflecting typical cash usage during the first half of the year as the Company builds inventories and other working capital. Total borrowings at June 30, 1998 were down from the March 31, 1998 level of $2.060 billion due in part to the receipt of proceeds from the sale of Alpha/Owens-Corning LLC and the collection of an income tax receivable, a portion of which was used to reduce debt during April 1998.

As of June 30, 1998, the Company had unused lines of credit of $1.103 billion available under long-term bank credit facilities and an additional $125 million under short-term facilities, compared to $884 million and $224 million, respectively, at year-end 1997. The net increase in unused available lines of credit reflects the Company's issuance of $550 million of debt securities in early May 1998, the net proceeds of which were used to reduce borrowings under the Company's long-term credit facility in the U.S. The increase in unused available lines of credit resulting from this payment was largely offset by increased borrowings at June 30, 1998 as well as an agreed $200 million reduction in the maximum availability from the Company's credit facility during the first quarter of 1998. Letters of credit issued under the facility, most of which support appeals from asbestos trials, also reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above. Please see Note 5 to the Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

Early in the third quarter of 1998, the Company issued a series of debt securities as unsecured obligations of the Company for an aggregate principal amount of $400 million. The net proceeds of $395 million were used to pay for the principal and premium amounts of the tender offers of certain other debt securities of the Company. The tender offers were completed on August 3, 1998 and as of that date, approximately $361 million of these debt securities were tendered. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million and recorded an extraordinary loss of approximately $37 million, net of related income taxes of $25 million. Please see Note 5 to the Consolidated Financial Statements.

In early August 1998, the Company called its $309 million of Trust Preferred Hybrid Securities which had been issued in October 1997 as payment for the Company's acquisition of the assets of AmeriMark. This transaction was financed with borrowings from the Company's long-term revolving credit facility.

Capital spending for property, plant and equipment, excluding acquisitions, was $74 million in the second quarter of 1998. The Company anticipates 1998 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $245 million, the majority of which is uncommitted. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Gross  payments  for asbestos litigation claims  during  the second quarter of 1998, including payments for claims settled in prior years and excluding amounts payable in future years, were $95 million. The second quarter 1998 expenditures include $21 million in defense and other costs. Proceeds from insurance were $5 million resulting in a net pretax cash outflow of $90 million, or $54 million after-tax. During the second quarter of 1998, the Company received approximately 8,300 new asbestos personal injury cases and closed approximately 2,200 cases. Over the next twelve months, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $325 million. Proceeds from insurance of $125 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $200 million, or $120 million after- tax. Please see Note 12 to the Consolidated Financial Statements.

Gross payments for asbestos litigation claims against Fibreboard for the quarter ended June 30, 1998 were approximately $34 million, all of which was paid directly by Fibreboard's insurers or from an escrow account funded by its insurers to claimants on Fibreboard's behalf. During the second quarter, Fibreboard received approximately 14,700 new asbestos personal injury claims, and resolved approximately 4,400 claims. Payments for asbestos claims against Fibreboard are expected to be paid by Fibreboard's insurers or from the escrow account. Please see Notes 8 and 12 to the Consolidated Financial Statements.

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

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the second quarter of 1998, the Company was designated as a PRP in such federal, state, local or private proceedings for 1 additional site. At June 30, 1998, a total of 37 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company has established a $33 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

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

Year 2000 Compliance

The Company has been actively implementing new systems and technology since 1995 as part of its Advantage 2000 program to improve productivity and operational efficiency. An additional objective of this initiative is to ensure all business transactions are supporting requirements to process data accurately in the year 2000 and beyond. The scope of this program has been continuously expanded to include each of the seventeen acquisitions made by the
Company during the past four years. To date, over 50% of the Company's systems have been replaced and are in operation for daily business transaction processing. The Company's schedule is to implement all remaining system updates throughout the period ending July 1, 1999, and all system changes are currently on schedule. The Company assesses the risk of these systems not being Year 2000 ready as negligible.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company is now auditing and taking inventory of all non-information processors, controllers and microchips in its facilities. Until the audit and inventory are complete and the results evaluated, the Company will not know the extent of its Year 2000 compliance risks with these processors, controllers and microchips. This audit and inventory is scheduled for completion in the third quarter of 1998. The Company will then evaluate how these processors, controllers and microchips affect the operations of the facilities and develop remediation, scheduling and contingency plans for implementing the required changes to make these operations Year 2000 ready.

The cumulative cost of business systems replacement from 1995 through the end of the second quarter of 1998 has been $142 million, including $98 million for information technology and $44 million for related training and deployment in various business locations. The Company currently estimates the costs for information technology, non-information technology and training and deployment at all remaining locations to be approximately $35 million to $45 million.

The Company is working with its vendors, suppliers and customers to determine if their systems will be Year 2000 ready as well. In the event that suppliers or vendors are unable to convert or replace systems appropriately, the Company intends to switch to suppliers that are able to provide Year 2000 transaction processing.

                 PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See the paragraphs in Note 12, Contingent Liabilities, to the Company's Consolidated Financial Statements above, which are incorporated here by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended
     June 30, 1998.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended June 30, 1998 by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended June 30, 1998, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other
      material   default   not   cured  within 30 days, with
      respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended June 30, 1998, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Company's annual meeting of stockholders was  held
      April 16, 1998.

(b) The matters voted upon at the meeting, and the votes cast with respect to each, were:

      1. Election of four directors for a term expiring in 2001: Gaston Caperton - 47,027,314 shares cast for election and 2,113,940 shares withheld; William W. Colville - 47,125,786 shares cast for election and 2,015,468 shares withheld; Landon Hilliard - 47,170,395 shares cast for election and 1,970,859 shares withheld; Glen H. Hiner - 46,606,726 shares cast for election and 2,534,528 shares withheld.

       2. Approval of the action of the Board of Directors in selecting Arthur Andersen LLP as independent public accountants for the Company for the year 1998: 48,203,004 shares were cast for the proposal; 732,303 shares were cast against; and 205,947 shares abstained.

          There were no broker nonvotes on any matter.

ITEM 5.  OTHER INFORMATION

The Company does not elect to report any information under this item.

                 PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K.

     During the quarter ended June 30, 1998, the Company filed the following current reports on Form 8-K:


        - Filed April 16, 1998, under Item K, with unaudited financial statements, without notes, for the first quarter of 1998.
        - Filed April 17, 1998, under Item 5.
        - Filed May 5, 1998, under Items 5 and 7.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OWENS CORNING

                                     Registrant


Date: August 7, 1998                 By:  /s/ Domenico Cecere
                                     Domenico Cecere
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (as duly authorized officer)



Date: August 7, 1998                 By:  /s/ Steven J. Strobel
                                     Steven J. Strobel
                                     Vice President and Controller

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

       (ii) By-Laws of Owens Corning, as amended (incorporated herein by reference to Exhibit (19) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1988).


(4)  Instruments  Defining the Rights of Security  Holders, Including
     Indentures.

     Indenture, dated as of May 5, 1997, between Owens Corning and The Bank of New York, as Trustee (incorporated by reference to
     Exhibit 4.5.1 to the Company's current report on Form 8-K (File No. 1-3660), filed May 1, 1997).

     Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (filed as Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1997) as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (4) to the Company's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997).

(10)  Material Contracts.

      Owens Corning Supplemental Executive Retirement Plan, effective as of January 1, 1998 (filed herewith).

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

                           EXHIBIT INDEX

Exhibit
Number         Document Description

(11)    Statement re Computation of Per Share Earnings (filed herewith).

(27)    Financial Data Schedule (filed herewith).

(99)    Additional Exhibits.

        Subsidiaries  of Owens Corning, as amended  (filed herewith).