Form 10-Q/A
period 1998-06-30
OWENS CORNING
filed 1998-08-10
CIK 75234

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

Early in the third quarter of 1998, the Company commenced cash tender offers (the "tender offers") for an aggregate principal amount of $450 million for the following debt securities: the $150 million aggregate principal amount of the Company's 8 7/8% Debentures due 2002, the $150 million aggregate principal amount of the Company's 9 3/8% Debentures due 2012, and the $150 million aggregate principal amount of the Company's 10% Debentures due 2001. The tender offers were completed on August 3, 1998 and as of that date, approximately $361 million of these Debentures were tendered. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million and recorded an extraordinary loss of approximately $39 million, net of related income taxes of $23 million.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

Early in the third quarter of 1998, the Company issued a series of debt securities as unsecured obligations of the Company for an aggregate principal amount of $400 million. The net proceeds of $395 million were used to pay for the principal and premium amounts of the tender offers of certain other debt securities of the Company. The tender offers were completed on August 3, 1998 and as of that date, approximately $361 million of these debt securities were tendered. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million and recorded an extraordinary loss of approximately $39 million, net of related income taxes of $23 million. Please see Note 5 to the Consolidated Financial Statements.

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