Form 10-Q
period 1998-09-30
OWENS CORNING
filed 1998-11-05
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.  20549


                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarter Ended September 30, 1998

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

                     Yes / X /     No /   /

 Shares of common stock, par value $.10 per share, outstanding at September 30, 1998

                            54,247,937

                OWENS CORNING AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
                          (unaudited)

                                        Quarter         Nine Months
                                         Ended             Ended
                                     September 30,     September 30,
                                     1998     1997     1998    1997
                              (In millions of dollars, except share data)

NET SALES                           $1,324  $1,238    $3,747  $3,130
COST OF SALES (Note 3)               1,060     971     2,983   2,401

 Gross margin                          264     267       764     729

OPERATING EXPENSES (Note 3)

 Marketing and administrative
   expenses                            138     144       419     388
 Science and technology expenses        14      16        43      50
 Restructure costs                      30       -       117       -
 Other                                  67       9        81       5

   Total operating expenses            249     169       660     443

Gain on sale of assets (Note 4)        292       -       376       -

INCOME FROM OPERATIONS                 307      98       480     286

Cost of borrowed funds                  37      36       110      78

INCOME BEFORE PROVISION
 FOR INCOME TAXES                      270      62       370     208

Provision for income taxes (Note 6)    132       6       159      51

INCOME BEFORE MINORITY INTEREST
 AND EQUITY IN NET INCOME OF
 AFFILIATES                            138      56       211     157

Minority interest                       (4)     (2)      (14)     (6)

Equity in net income of affiliates
  (Note 4)                               1       5         5      13

INCOME BEFORE EXTRAORDINARY
 ITEM                                  135      59       202     164

Extraordinary loss (Note 5)            (39)      -       (39)      -

NET INCOME                           $  96   $  59     $ 163   $ 164

                 OWENS CORNING AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME (Continued)
                           (unaudited)

                                           Quarter        Nine Months
                                            Ended            Ended
                                        September 30,    September 30,
                                        1998     1997    1998     1997
                                  (In millions of dollars, except share data)

NET INCOME (LOSS) PER COMMON SHARE
  (Note 10)

Basic:

  Income before extraordinary item     $ 2.51  $ 1.11    $ 3.76    $ 3.11

  Extraordinary loss (Note 5)            (.72)      -      (.72)        -

  Net income per share                 $ 1.79  $ 1.11    $ 3.04    $ 3.11

Diluted:

  Income before extraordinary item     $ 2.32  $ 1.05    $ 3.53    $ 2.92

  Extraordinary loss (Note 5)            (.66)      -      (.66)        -

  Net income per share                 $ 1.66  $ 1.05    $ 2.87    $ 2.92

Weighted average number of common
  shares outstanding and common equivalent shares during the period (in millions)

  Basic                                  53.8    53.1      53.6      52.8
  Diluted                                59.2    58.3      58.8      58.1

                 OWENS CORNING AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (unaudited)

                                        September 30,   December 31,
                                            1998            1997
ASSETS                                   (In millions of dollars)

CURRENT

 Cash and cash equivalents (Note 4)        $  540         $  58
 Receivables                                  542           432
 Inventories (Note 7)                         495           503
 Insurance for asbestos litigation
  claims - current portion (Note 11)          125           100
 Deferred income taxes                        146           160
 Assets held for sale (Note 4)                  -            41
 Income tax receivable                        115            96
 Other current assets                          44            38

   Total current                            2,007         1,428

OTHER

 Insurance for asbestos litigation
  claims (Note 11)                            286           357
 Asbestos costs to be reimbursed
   - Fibreboard (Note 11)                      85           116
 Deferred income taxes                        257           328
 Goodwill (Note 3)                            764           778
 Investments in affiliates (Notes 3 and 4)     39            52
 Other noncurrent assets                      218           184

   Total other                              1,649         1,815

PLANT AND EQUIPMENT, at cost                3,417         3,585
 Less--Accumulated depreciation            (1,808)       (1,832)

   Net plant and equipment                  1,609         1,753

TOTAL ASSETS                               $5,265        $4,996

                      OWENS CORNING AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET (Continued)
                               (unaudited)


                                         September 30,   December 31,
                                             1998            1997
                                          (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
 Accounts payable and accrued liabilities    $  832         $  814
 Reserve for asbestos litigation claims -
  current portion (Note 11)                     350            350
 Short-term debt                                 77             23
 Long-term debt - current portion                13            120

   Total current                              1,272          1,307

LONG-TERM DEBT (Note 5)                       2,193          1,595

OTHER
 Reserve for asbestos litigation claims
   (Note 11)                                  1,026          1,320
 Asbestos-related liabilities -
   Fibreboard (Note 11)                          92            123
 Other employee benefits liability              320            335
 Pension plan liability                          56             65
 Other                                          351            165

   Total other                                1,845          2,008

COMPANY OBLIGATED SECURITIES
 OF ENTITIES HOLDING SOLELY
 PARENT DEBENTURES (Note 5)                     194            503

MINORITY INTEREST                                21             24

STOCKHOLDERS' EQUITY
 Common stock                                   678            657
 Deficit                                       (891)        (1,041)
 Accumulated other comprehensive income
   (Note 9)                                     (32)           (40)
 Other                                          (15)           (17)

   Total stockholders' equity                  (260)          (441)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                      $5,265         $4,996

                  OWENS CORNING AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited)


                                             Quarter          Nine Months
                                              Ended              Ended
                                           September 30,      September 30,
                                           1998     1997      1998     1997
                                               (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

 Net income                               $  96   $  59       $ 163   $ 164
 Reconciliation of net cash provided
  by operating activities:
  Noncash items:
   Provision for depreciation and
     amortization                            48      45         147     121
   Provision for deferred income taxes       90       4          85      60
   Extraordinary loss from early
     retirement of debt (Note 5)             39       -          39       -
   Gain on sale of assets (Note 4)         (292)      -        (376)      -
   Other (Note 3)                           115      (5)        112     (12)
  (Increase) decrease in receivables         18     (40)       (151)   (203)
  (Increase) decrease in inventories         10      47         (30)    (45)
  Increase (decrease) in accounts
   payable and accrued liabilities           40     (30)         16    (120)
  Increase (decrease) in accrued
    income taxes                            (65)     (2)         10     (28)
  Proceeds from insurance for asbestos
   litigation claims, excluding Fibreboard   24      29          46      93
  Payments for asbestos litigation claims,
   excluding Fibreboard                     (70)    (62)       (294)   (247)
  Other                                      86      42          97     (15)

      Net cash flow from operations         139      87        (136)   (232)

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment           (59)    (44)       (180)   (175)
 Investment in subsidiaries, net of
  cash acquired (Note 4)                      -    (527)          -    (547)
 Proceeds from the sale of affiliate
  or business (Note 4)                      528       -         662       -
 Other                                        -      (1)        (19)    (10)

      Net cash flow from investing       $  469   $(572)      $ 463  $ (732)


                 OWENS CORNING AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (unaudited)


                                           Quarter           Nine Months
                                            Ended              Ended
                                         September 30,       September 30,
                                         1998     1997       1998     1997
                                              (In millions of dollars)

NET CASH FLOW FROM FINANCING (Note 5)

 Net additions to long-term
   credit facilities                       $ 365   $ 709    $  (9)  $ 992
 Other additions to long-term debt           423      21      993     157
 Other reductions to long-term debt         (480)   (147)    (493)   (188)
 Net increase (decrease) in
   short-term debt                           (48)    (91)      48     (29)
 Repurchase of Trust Preferred Hybrid
   Securities                               (309)      -     (309)      -
 Premium payments on early retirement
   of debt                                   (62)      -      (62)      -
 Dividends paid                               (4)     (3)     (12)    (10)
 Other                                         5     (13)      (1)      8

      Net cash flow from financing          (110)    476      155     930

Effect of exchange rate changes on cash        -      (1)       -      (2)

Net increase (decrease) in cash
 and cash equivalents                        498     (10)     482     (36)

Cash and cash equivalents at
 beginning of period                          42      19       58      45

Cash and cash equivalents at end
 of period (Note 4)                        $ 540    $  9    $ 540    $  9

                 OWENS CORNING AND SUBSIDIARIES
    QUARTERLY INFORMATION ON INDUSTRY AND GEOGRAPHIC SEGMENTS
                           (unaudited)


                                      Quarter        Nine Months
                                       Ended            Ended
                                    September 30,    September 30,
                                    1998     1997    1998     1997
1.  SEGMENT DATA                         (In millions of dollars)

NET SALES

Industry Segments

 Building Materials
  United States                     $ 942   $ 807     $2,553  $1,907
  Europe                               63      74        198     220
  Canada and other                     55      73        160     145

   Total Building Materials         1,060     954      2,911   2,272

 Composite Materials
  United States                       143     150        449     449
  Europe                               85      91        282     291
  Canada and other                     36      43        105     118

   Total Composite Materials          264     284        836     858

Intersegment sales
 Building Materials                     -       -          -       -
 Composite Materials                   29      28         87      83
 Eliminations                         (29)    (28)       (87)    (83)

   Net sales                       $1,324  $1,238     $3,747  $3,130

Geographic Segments

 United States                     $1,085  $  957     $3,002  $2,356
 Europe                               148     165        480     511
 Canada and other                      91     116        265     263

   Total                           $1,324  $1,238     $3,747  $3,130

Intersegment sales
 United States                         35      28        105      88
 Europe                                 5       9         15      25
 Canada and other                      16      18         45      66
 Eliminations                         (56)    (55)      (165)   (179)

   Net sales                       $1,324  $1,238     $3,747  $3,130


                 OWENS CORNING AND SUBSIDIARIES
    QUARTERLY INFORMATION ON INDUSTRY AND GEOGRAPHIC SEGMENTS
                           (Continued)
                           (unaudited)

                                        Quarter Ended     Nine Months Ended
                                        September 30,        September 30,
                                        1998     1997        1998     1997
                                            (In millions of dollars)
1. SEGMENT DATA (Continued)

INCOME (LOSS) FROM OPERATIONS

Industry Segments

 Building Materials
  United States                          $  57    $  76      $ 147    $ 183
  Europe                                    (7)       -        (20)       7
  Canada and other                         (30)       5        (32)       9

   Total Building Materials                 20       81         95      199

 Composite Materials
  United States                            347       40        437      134
  Europe                                    (7)      (4)       (21)       2
  Canada and other                          (4)      (2)        (2)      (1)

   Total Composite Materials               336       34        414      135

 General corporate expense                 (49)     (17)       (29)     (48)

   Income from operations                  307       98        480      286

 Cost of borrowed funds                    (37)     (36)      (110)     (78)

   Income before provision
     for income taxes                    $ 270    $  62      $ 370    $ 208

Geographic Segments

  United States                          $ 404    $ 116      $ 584    $ 317
  Europe                                   (14)      (4)       (41)       9
  Canada and other                         (34)       3        (34)       8
  General corporate expense                (49)     (17)       (29)     (48)

   Income from operations                  307       98        480      286

 Cost of borrowed funds                    (37)     (36)      (110)     (78)

   Income before provision
     for income taxes                    $ 270    $  62      $ 370    $ 208

                 OWENS CORNING AND SUBSIDIARIES
    QUARTERLY INFORMATION ON INDUSTRY AND GEOGRAPHIC SEGMENTS
                           (Continued)
                           (unaudited)


Income from operations for the quarter ended September 30, 1998 includes a pretax charge of $148 million for restructuring and other actions as well as a pretax net gain of $292 from the sale of certain businesses. The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $62 million, $12 million and $32 million, respectively; reduce income from operations for Composite Materials in Europe and Canada and other by $11 million and $10 million, respectively; increase income from operations for Composite Materials in the United States by $308 million; and to increase general corporate expense by $37 million. Income from operations for the nine months ended September 30, 1998 includes the items above as well as the following items from the first quarter of 1998: a pretax charge of $95 million for restructuring and other actions and a pretax gain of $84 million from the sale of the Company's 50% ownership interest in Alpha/Owens-Corning. The impact of these special items was to reduce income from operations for Building Materials in the United States, Europe, and Canada and other by $17 million, $11 million and $1 million, respectively; Composite Materials in the United States, Europe, and Canada and other by $8 million, $27 million and $1 million, respectively; and to decrease general corporate expense by $54 million.

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

3. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS

During the third quarter of 1998, the Company recorded a $148 million pretax charge for restructuring and other actions as the final phase of the Company's previously announced program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. On a cumulative basis since the fourth quarter of 1997, the Company has recorded a total pretax charge of $386 million, of which $143 million was recorded in the fourth quarter of 1997, $95 million was recorded in the first quarter of 1998, and $148 million was recorded in the third quarter of 1998.

The $148 million pretax charge in the third quarter of 1998 was comprised of a $30 million charge associated with the restructuring of the Company's business segments and a $118 million charge associated with other actions, the majority of which represent asset impairments. The $30 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $118 million charge for other actions is comprised of a $60 million charge to cost of sales, a $4 million charge to marketing and administrative expenses, and a $54 million charge to other operating expenses. The components of the restructure charge include $9 million for personnel reductions and $21 million for the divestiture of non-strategic businesses and facilities, of which $20 million represents non-cash asset write-downs to estimated fair value and $1 million represents exit cost liabilities, comprised primarily of lease commitments. The $9 million for personnel reductions represents severance costs associated with the elimination of approximately 400 positions, primarily in the U.S. and Asia. The primary groups affected include manufacturing and administrative personnel. As of September 30, 1998, no payments or charges against the reserve for personnel reductions have been made, no charges have been made against exit cost liabilities, and no adjustments have been made to the liability.

The components and classification of the $118 million of other actions, of which $103 million represents non-cash asset revaluations and $15 million represents liabilities, include:
$30 million to write down to fair value certain manufacturing assets held for use in China, due primarily to poor current and projected financial results, recorded as cost of sales; $15 million to write down to net realizable value equipment and
inventory  made  obsolete   by   changes   in   the   Company's
manufacturing and marketing strategies, recorded as cost of sales; $17 million for the write-down of an investment in and the write off of a receivable from a joint venture in Korea to reflect the current business outlook and the fair market value of the assets, recorded as other operating expenses; $12 million for the write-down of goodwill associated with the 1995 acquisition of Fiber-lite, determined to be unrecoverable due to a change in market conditions and customer demand, recorded as other operating expenses; and $9 million for the write-down of certain assets in the U.S. to fair market value, recorded as cost of sales. The Company plans to hold and use the investments but plans to dispose of the equipment in 1998. Also included in the $118 million charge for other actions are $13 million for the write off of certain receivables in the U.S. and Asia determined to be uncollectable, recorded as cost of sales and other operating expenses; and $22 million for other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses.

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

3. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS (Continued)

The Company continually evaluates whether events and circumstances have occurred that indicate that the carrying amount of certain long-lived assets is recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the expected undiscounted cash flows to be generated by the asset to determine whether the carrying amount is recoverable or if an impairment exists. When it is determined that an impairment exists, the Company uses the fair market value of the asset, usually measured by the discounted cash flows to be generated by the asset, to determine the amount of the impairment to be recorded in the financial statements.

During the first quarter of 1998, the Company recorded a $95 million pretax charge for restructuring and other actions as the second phase of the Company's strategic restructuring program to enhance manufacturing productivity and reduce overhead.

The $95 million pretax charge in the first quarter of 1998 was comprised of an $87 million charge associated with the restructuring of the Company's business segments and an $8 million charge associated with other actions. The $87 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $8 million charge for other actions is comprised of a $5 million charge to cost of sales and a $3 million charge to marketing and administrative expenses. The components of the restructure charge include $81 million for personnel reductions and $6 million for the divestiture of non-strategic businesses and facilities, of which $2 million represents exit cost liabilities, comprised primarily of lease commitments. The $81 million for personnel reductions represents severance costs associated with the elimination of approximately 1,500 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of September 30, 1998, approximately $43 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 1,500 employees, the majority of whose severance payments will be made over the course of 1998, and approximately $2 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

During the fourth quarter of 1997, the Company recorded a $143 million pretax charge for restructuring and other actions as the first phase of the program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. The $143 million pretax charge was comprised of a $68 million charge associated with the restructuring of the Company's business segments and a $75 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructure charge include $25 million for personnel reductions; $41 million for the divestiture of non-strategic businesses and facilities, of which $13 million represents exit cost liabilities, primarily for leased warehouse and office facilities to be vacated, and $28 million represents non-cash asset revaluations; and $2 million for other actions. The divestiture of non-strategic businesses and facilities includes the closure of the Candiac, Quebec manufacturing facility which was completed in the first quarter of 1998.

The $25 million for personnel reductions during the fourth quarter of 1997 represents severance costs associated with the elimination of nearly 550 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of September 30, 1998, approximately $17 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 550 employees, the majority of whose severance payments will be made over the course of 1998, and approximately $8 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

3. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS (Continued)

The  components of the $75 million of other actions during  the
fourth  quarter  of  1997  and  their  classification  on   the
Company's 1997 consolidated statement of income are as follows:
$17 million for the write off of certain assets and investments associated with unconsolidated joint ventures in Spain and Argentina due primarily to poor current and projected financial results and the expected loss of local partners, recorded as other operating expenses; $12 million for the write-down of certain investments in mainland China to reflect the current business outlook and the fair market value of the investments, recorded as cost of sales; $24 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $8 million for a supplemental employee retirement plan approved by the Board of Directors in December 1997, recorded as marketing and administrative expenses; $5 million for the write-off of an insurance receivable that was determined to be uncollectable after judicial rejection of the Company's claim, recorded as other operating expenses; and $9 million for several other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses. The Company plans to hold and use the investments but has disposed of most of the equipment in 1998.

The following table summarizes the  status  of  the  liabilities
from  the  restructure  program   described   above,   including
cumulative spending and adjustments and the remaining balance as of September 30, 1998:


(In millions of dollars)  Initial   6/30/98             3rd Quarter   9/30/98
                          Balance   Balance   Charges     Reserve     Balance

Personnel Costs            $ 106     $ 57     $(11)       $ 9         $ 55
Facility and Business
  Exit Costs                  15        7       (2)         1            6
Other                          2        -        -          -            -

Total                      $ 123     $ 64     $(13)       $10         $ 61


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

The following unaudited table presents the pro forma results of operations for the quarter and nine months ended September  30,
1997,  assuming  the acquisitions of Fibreboard  and  AmeriMark
occurred  at the beginning of the periods presented.   The  pro
forma impact of all other acquisitions during  1997,  excluding





               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

4.   ACQUISITIONS AND DIVESTITURES OF BUSINESSES (Continued)

Fibreboard and AmeriMark, was not material  to the Company's results of operations for the quarter  or nine  months ended
September  30,  1997.    These   results   include   certain
adjustments,  primarily  for  depreciation and amortization, interest  and  other expenses directly attributable  to  the acquisition and are  not necessarily indicative of  what the results  would  have  been  had  the  transactions  actually occurred at the beginning of the periods presented.  The pro
forma  results do   not   include   operations   that   were
discontinued  by  Fibreboard  prior to  the acquisition,  or operations of Pabco.


                                           Quarter           Nine Months
                                            Ended              Ended
                                        September 30,       September 30,
                                        1998     1997       1998     1997
                                   (In millions of dollars, except share data)

Net sales                              $ 1,324  $ 1,362    $ 3,747  $ 3,798
Income from continuing operations          135       53        202      147
Diluted earnings per share from
 continuing operations                 $  2.32  $   .95    $  3.53  $  2.63


During the first quarter of 1998, the Company completed the sale of the assets of Pabco, a producer of molded calcium silicate insulation, fireproofing board and metal jacketing, acquired as part of the Fibreboard acquisition in 1997. The Company sold Pabco for $31 million in cash and $6 million in notes receivable. The Company collected approximately $3 million of this note receivable during the third quarter of 1998.

Late in the first quarter of 1998, the Company sold its 50% ownership interest in Alpha/Owens-Corning, LLC. With cash proceeds of approximately $103 million, the Company recorded a pretax gain of approximately $84 million as other income on the Company's consolidated statement of income.

During the third quarter, the Company formed a joint venture for its yarns and specialty materials business (the "yarns business") to which it contributed two manufacturing plants and certain proprietary technology. On September 30, 1998, the Company completed the sale of 51% of the joint venture to a U.S. subsidiary of Groupe Porcher Industries of Badinieres, France for approximately $340 million. The Company continues to have a 49% ownership interest in the joint venture. Upon closing, the Company also received a distribution of approximately $191 million from the joint venture. As a result of the sale of 51% of the yarns business and the receipt of the distribution from the joint venture, the Company recorded a pretax gain of approximately $312 million. With sales of approximately $300 million in 1997, the Company's yarns business was the world's second largest producer of glass yarns, and the largest producer of fine yarns. Proceeds from the sale were used to reduce the borrowings under the Company's long-term revolving credit facility in early October 1998.

The consolidated balance sheet of the Company as of September 30, 1998 reflects the disposition of the Company's yarns business on that date. The results of operations of the yarns business are reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the nine months ended September 30, 1998, the yarns business recorded sales of approximately $205 million and net income of approximately $36 million. Effective September 30, 1998, the Company will account for its ownership interest in the yarns joint venture under the equity method. Due to the joint venture's distribution of a dividend to the partners in excess of the joint venture's total equity on September 30, 1998, the joint venture is in an equity deficit position.
Accordingly, the Company will not record any equity in the net income of the joint venture until such time as the joint venture has positive equity.

Additionally, during the third quarter of 1998, the Company sold its Kitsons distribution business in the U.K. and its windows manufacturing business in the U.S. and recorded a pretax loss of approximately $20 million.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5. LONG-TERM DEBT

In the first quarter of 1998, the Company amended its long-term revolving credit agreement and reduced the maximum commitment equivalent to $1.8 billion, of which portions can be denominated in Canadian dollars, Belgian francs or British pounds subject to the provisions of the agreement. The agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates. The commitment fee, charged on the entire commitment, is a sliding scale based on credit ratings and was .15% at September 30, 1998. As of September 30, 1998, $236 million of this facility was used for standby letters of credit and $674 million was unused. The average rate of interest on this facility was 5.9% at September 30, 1998.

During the second quarter of 1998, the Company issued two series of debt securities for an aggregate principal amount of $550 million. The first series, representing $300 million of the securities, is due May 1, 2005 and bears an annual rate of interest of 7.5%, payable semiannually. The second series, representing $250 million of the securities, is due May 1, 2008 and bears an annual rate of interest of 7.7%, payable semiannually. Both series of securities (the "Notes") were issued as unsecured obligations of the Company and are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes or
(ii) the sum of the present values of the remaining scheduled payments of principal and interest.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)

5. LONG-TERM DEBT (Continued)

The proceeds from the issuance of the Notes, net of issuance costs, were approximately $546 million. The Company used the net proceeds to repay a portion of the outstanding borrowings under its long-term revolving credit agreement during the second quarter of 1998.

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

Early in the third quarter of 1998, the Company commenced cash tender offers (the "tender offers") for an aggregate principal amount of $450 million for the following debt securities: the $150 million aggregate principal amount of the Company's 8 7/8% Debentures due 2002, the $150 million aggregate principal amount of the Company's 9 3/8% Debentures due 2012, and the $150 million aggregate principal amount of the Company's 10% Debentures due 2001. The tender offers were completed on August 3, 1998 and as of that date, approximately $361 million of these Debentures had been tendered. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million, incurred non-cash costs of approximately $2 million, and recorded an extraordinary loss of approximately $39 million, or $.66 per share, net of related income taxes of $25 million.

In August 1998, the Company repurchased its $309 million of Trust Preferred Hybrid Securities which had been issued in October 1997 as payment for the Company's acquisition of the assets of AmeriMark. Additionally, during the third quarter of 1998, the Company repaid $100 million of debt which matured in August 1998. These transactions were financed by a combination of newly issued debt securities and borrowings from the Company's long-term revolving credit agreement.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6. INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                            Quarter           Nine Months
                                             Ended               Ended
                                          September 30,      September 30,
                                          1998     1997      1998     1997

U.S. federal statutory rate                35%      35%       35%      35%
State and local income taxes                6        3         5        3
Operating losses of foreign
  subsidiaries                              6        -         6        -
Foreign tax credits                         -       (4)        -       (2)
Conclusion of prior year tax audits         -      (10)        -       (2)
Effect of change in state tax rates         -       (9)        -       (3)
Adjustment of deferred tax
 asset valuation allowance                  -        -         -       (4)
Special tax election (a)                    -        -        (3)       -
Other                                       2       (7)        -       (3)

Effective tax rate                         49%       8%       43%      24%


(a) Represents a one-time tax benefit associated with Asia Pacific operations.

 7. INVENTORIES

                                      September 30,   December 31,
                                          1998            1997
                                         (In millions of dollars)
Inventories are summarized as follows:

  Finished goods                        $   398          $ 363

  Materials and supplies                    157            214

  FIFO inventory                            555            577

  Less:  Reduction to LIFO basis            (60)           (74)

                                        $   495          $ 503

Approximately  $354  million  and  $365  million   of   FIFO
inventories  were valued using the LIFO method at  September
30, 1998 and December 31, 1997, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8.  CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:


                                 Quarter        Nine Months
                                  Ended           Ended
                               September 30,   September 30,
                               1998     1997   1998     1997
                                 (In millions of dollars)

Income taxes                  $ (1)      9   $ (82)     18
Cost of borrowed funds          15      18      87      64

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

During the first nine months of 1998, gross payments for asbestos litigation claims against Fibreboard were approximately $91 million, all of which was paid directly by Fibreboard's insurers or from the escrow account to claimants on Fibreboard's behalf. During the first nine months of 1998, Fibreboard also reached settlement agreements with plaintiffs for amounts totaling approximately $60 million. Fibreboard settlement agreements are reflected on the Company's consolidated balance sheet as an increase to both the Fibreboard asbestos costs to be reimbursed and asbestos claims settlements when the agreements are reached.

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

The Company's comprehensive income for the quarters ended September 30, 1998 and 1997 was $112 million and $44 million, respectively. For the nine months ended September 30, 1998 and 1997, comprehensive income was $171 million and $142 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

10.  EARNINGS PER SHARE

The following table reconciles the net income and weighted average number of shares used in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share.

                                        Quarter Ended    Nine Months Ended
                                        September 30,      September 30,
                                        1998     1997      1998     1997
                                   (In millions of dollars, except share data)
Net income used for basic
  earnings per share                   $  96    $  59     $ 163     $ 164
Net income effect of assumed
  conversion of debt and
  preferred securities                     2        2         6         6

Net income used for diluted
  earnings per share                   $  98    $  61     $ 169     $ 170

Weighted average number of
  shares outstanding used for
  basic earnings per share
  (thousands)                         53,820   53,050    53,588    52,769
Deferred awards and stock options        791      693       675       739
Shares from assumed conversion of
  debt and preferred securities        4,566    4,566     4,566     4,566

Weighted average number of shares
  outstanding and common equivalent
  shares used for diluted earnings
  per share (thousands)               59,177   58,309    58,829    58,074

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

Status

As of September 30, 1998, approximately 196,300 asbestos personal injury claims were pending against Owens Corning, of which approximately 27,100 were received during the first three quarters of 1998. The Company received approximately 36,500 such claims in 1997 and 36,300 in 1996.

From the inception of the asbestos litigation through September 30, 1998, Owens Corning resolved (by settlement or otherwise) approximately 208,130 asbestos personal injury claims. In addition, the 196,300 claims pending against Owens Corning as of September 30, 1998 include 13,000 claims which are covered by existing settlement agreements and will be processed for future payment after the Company has received satisfactory releases from the claimants. During 1995, 1996 and 1997, Owens Corning resolved approximately 62,000 asbestos personal injury claims, over 99% without trial. As previously reported, total indemnity payments for these 62,000 claims, including future installment payments, are expected to be $858 million (an average of $13,800 per claim). Owens Corning's total indemnity and defense payments (before application of insurance recoveries) for asbestos personal injury claims were $300 million in 1997 and are expected to be approximately $365 million in 1998.

Recent Developments

To address the uncertainties associated with the asbestos personal injury litigation, including the rising cost of resolving mesothelioma claims, the Company has developed a National Settlement Program ("NSP"). The NSP is designed to better manage Owens Corning's asbestos liability, and that of Fibreboard, and to better control the timing and amount of indemnity payments for both pending and future claims. The NSP involves an effort to negotiate long-term settlement agreements with over 50 plaintiffs' law firms resolving, in the aggregate, a substantial majority of the pending claims against Owens Corning, and a similar number of Fibreboard claims, and establishing administrative processing arrangements for the resolution of future claims without litigation.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.       CONTINGENT LIABILITIES (Continued)

ITEM A.  OWENS CORNING (EXCLUDING FIBREBOARD) (Continued)

Under the NSP, each participating law firm would sign a long-term settlement agreement ("NSP Agreement") providing for the resolution of claims pending against both Owens Corning and Fibreboard as of a specified date, for a settlement amount to be negotiated with each participating firm. Settlement amounts will vary based on a number of factors, including the type and severity of disease and the extent of exposure of the claimants to Owens Corning and/or Fibreboard products. Settlement payments for these pending cases would be made over a period of up to five years, with most payments occurring in 1999 and 2000. All payments would be subject to satisfactory evidence of a qualifying medical condition, exposure to Owens Corning and/or Fibreboard products and delivery of customary releases by each claimant.

Under each NSP Agreement, a participating firm would also agree (consistent with applicable legal requirements) to resolve any future asbestos personal injury claims against Owens Corning or Fibreboard through an administrative processing arrangement, rather than litigation. Under such arrangement, no settlement payment would be made for future claims unless specified medical criteria and other requirements were met, and the amount of any such payment would be a specified cash settlement value based on the disease of the claimant and other factors. In the case of future claims not involving malignancy, such criteria would require medical evidence of functional impairment.

Payment for future claims under the administrative processing arrangement would begin in 2001. Payment for such claims would be subject to an agreed upon aggregate annual cash flow "cap" limiting Owens Corning's payments in each year of the NSP Agreements. The NSP Agreements would have a term of at least 10 years and may be extended by mutual agreement of the parties.

Owens Corning would have the right to terminate each NSP Agreement if, in its sole discretion, the NSP Agreements in the aggregate do not resolve a sufficient number of pending claims. In making its judgment about whether to proceed with the NSP, Owens Corning also intends to consider, among other factors, the average settlement values by disease, the timing and amount of settlement payments, and the availability and terms of any financing that may be required to implement the program.

Each NSP Agreement would terminate automatically as to Fibreboard if the Global Settlement discussed below receives final court approval. Under the Global Settlement, Fibreboard would be protected by an injunction from asbestos personal injury claims and should have no further liabilities for pending or future asbestos personal injury claims. If the Global Settlement receives final court approval, the NSP Agreements would remain in effect with regard to Owens Corning, whose share of the total costs under each agreement would remain unchanged. If the Global Settlement does not receive such approval, the Insurance
Settlement  will  become  effective.   Under  the  Insurance
Settlement (which has received final court approval) Fibreboard will have access to assets of approximately $1.8 billion, to be used to resolve pending and future Fibreboard claims. The Global Settlement and the Insurance Settlement are discussed in greater detail in Item B below. In addition, each of Owens Corning and Fibreboard would retain the right to terminate any individual NSP Agreement, if in any year more than a specified number of plaintiffs represented by the plaintiffs' firm in question had opted out of such agreement.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.       CONTINGENT LIABILITIES (Continued)

ITEM A.  OWENS CORNING (EXCLUDING FIBREBOARD) (Continued)

Over the past several months, Owens Corning has engaged in discussions with over 50 plaintiffs' law firms about the NSP and expects to conclude such discussions with a significant number of those firms in the fourth quarter of 1998. Based on its progress to date in such discussions, Owens Corning believes there are reasonable prospects for implementing the NSP in 1998 on a basis satisfactory to it and to Fibreboard. However, there can be no assurance that this will occur.

Tobacco

Owens Corning believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or contributed to by cigarette smoking, and that the major tobacco companies should be required to reimburse asbestos defendants, in whole or in part, for past payments made to asbestos claimants who were also smokers. The Company is pursuing this objective through both legislative lobbying efforts and litigation. As widely reported, the United States Senate did consider legislation during the first half of 1998 which would have included provisions in the proposed national tobacco settlement to compensate past and future asbestos plaintiffs who also suffer from smoking-related illnesses. Because the present prospects for any such legislation are uncertain, the Company is increasing its litigation efforts against the tobacco companies.

On October 9, 1998 the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven leading tobacco companies and several other tobacco industry defendants. In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and
Fibreboard is pending in the Superior Court for Alameda County, California against the same major tobacco companies. Pursuant to the court's order, Fibreboard and Owens Corning filed their amended complaint on August 28, 1998. The defendants filed challenges to certain portions of the complaint on September 28, 1998. Responses by Owens Corning and Fibreboard to those challenges were filed October 28, 1998, and a hearing is set for November 20, 1998. In both cases, Owens Corning and Fibreboard seek monetary recovery for, among other things, a portion of the payments made to persons who brought asbestos claims and were also smokers.

PFT Litigation

As previously reported, in 1996 Owens Corning filed suit in federal court in New Orleans, Louisiana against the owners and operators of certain pulmonary function testing laboratories in the southeastern United States alleging that many pulmonary function tests ("PFTs") used in mass screening programs were improperly administered and manipulated by the testing laboratory or otherwise inconsistent with proper medical practice. This matter is now in active pre-trial discovery and the court has set an April 1999 trial date. In January 1997, Owens Corning filed a similar suit in federal court in Jackson, Mississippi against the owner of an additional testing laboratory. This suit is in the discovery phase. The Company believes that these lawsuits have been helpful in raising the standards for medical screening of asbestos claims.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.       CONTINGENT LIABILITIES (Continued)

ITEM A.  OWENS CORNING (EXCLUDING FIBREBOARD) (Continued)

Indemnity and Defense Payments

Owens Corning's total indemnity and defense payments (before application of insurance recoveries) for asbestos personal injury claims were $300 million in 1997 and are expected to be approximately $365 million in 1998. As previously reported, Owens Corning's indemnity payments have varied considerably over time and from case to case, and are affected by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by Owens Corning; the extent of the claimant's exposure to asbestos-containing products manufactured, sold or installed by other Producers; the number and financial resources of other Producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability or not of legal defenses such as the statute of limitations or state of the art; whether the claim was resolved on an individual basis or as part of a group settlement; and whether the claim proceeded to an adverse verdict or judgment.

The high level of expenditures for indemnity and defense payments in 1997 and 1998 is attributable in large measure to two factors: payments associated with adverse judgments (particularly in mesothelioma cases), and significant recent increases in the cost of settlement of mesothelioma claims. The Company is addressing these developments by refocusing its defense resources upon the early identification and evaluation of mesothelioma claims and, where such claims cannot be resolved by settlement, upon more thorough preparation and work-up of such claims for trial. The Company believes that the measures outlined above should prove effective in controlling the costs of resolving such claims and have enabled the Company to avoid significant adverse mesothelioma judgments through the first three quarters of this year. However, the increased cost of resolution of mesothelioma claims, when compared to prior years, has added to the difficulty of estimating the Company's future asbestos liabilities. The Company cautions that if the cost of mesothelioma settlements and judgments is not controlled and if future annual expenditures for asbestos personal injury claims are not reduced, the Company may be required to make additional provision for the anticipated costs of asbestos personal injury claims.

Insurance

As of September 30, 1998, Owens Corning had approximately $186 million in unexhausted insurance coverage (net of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury
claims.   This insurance, which is substantially  confirmed,
includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 1999 and beyond under agreements with the carriers confirming such coverage. All of Owens Corning's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy limits.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.       CONTINGENT LIABILITIES (Continued)

ITEM A.  OWENS CORNING (EXCLUDING FIBREBOARD) (Continued)

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

Reserve

The Company's financial statements include a reserve for the estimated cost associated with Owens Corning's asbestos personal injury claims. This reserve was established principally through a charge to income in 1991 and an additional $1.1 billion charge to income (before taking into account probable non-products insurance recoveries) during 1996. The combined effect of the $1.1 billion charge and the $225 million probable additional non-products insurance recovery was an $875 million charge in the second quarter of 1996. In establishing the additional reserve in 1996, Owens Corning took into account the information available to it at that time including, among other things, the effect of federal court decisions relating to punitive damages and the certification of class actions in asbestos cases, its discussions with a substantial group of plaintiffs' law firms in connection with global class action settlement negotiations, the results of its continuing investigations of medical screening practices of the kind at issue in the PFT lawsuits described above, the prospects for federal and state tort reform, the continued rate of case filings at historically high levels, and additional information on filings received during the 1993-1995 period.

Subject to the uncertainties referred to below, Owens Corning currently estimates that its liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims, and its insurance recoveries in respect of such claims, are as follows:

                                   September 30,  December 31,
                                       1998          1997
                                    (In millions of dollars)

Reserve for asbestos
  litigation claims
    Current                          $     350   $     350
    Other                                1,026       1,320
      Total Reserve                  $   1,376   $   1,670

Insurance for asbestos
  litigation claims
    Current                           $    125   $     100
    Other                                  286         357
      Total Insurance                 $    411   $     457

Net Owens Corning Asbestos Liability  $    965   $   1,213

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.      CONTINGENT LIABILITIES  (Continued)

ITEM A.  OWENS CORNING (EXCLUDING FIBREBOARD) (Continued)

Owens Corning cautions that such factors as the number of future asbestos personal injury claims received by it, the rate of receipt of such claims, and the indemnity and defense costs associated with asbestos personal injury claims, are influenced by numerous variables that are difficult to predict, and that estimates, such as Owens Corning's, which attempt to take account of such variables, are subject to considerable uncertainty. Included among these variables are the outcome of Owens Corning's current negotiations relating to the National Settlement Program discussed above; Owens Corning's success in controlling the costs of resolving mesothelioma claims; the outcome of the Company's lawsuits against various tobacco companies (which may result in some recovery by asbestos defendants for payments to claimants who were also smokers); future federal legislative developments relating to a national tobacco settlement; the impact of the reentry into the tort system in 1997 of the asbestos defendants participating in the Center for Claims Resolution; and the outcome of the Supreme Court's decision with respect to the Fibreboard Global Settlement, which is expected in the course of 1999.

In the first three quarters of 1998, Owens Corning achieved considerable success in reducing adverse verdicts, particularly in mesothelioma cases, by refocusing its defense resources on such cases. However, anticipated reductions in the number of new asbestos personal injury claims received have not occurred, and mass screening programs to identify potential plaintiffs appear to be continuing. Recent developments also suggest that the prospects for new federal and state tort reform legislation have been reduced. In addition, recent court decisions appear to have reduced the prospects for success of efforts to achieve a global class action settlement of all pending and future asbestos personal injury claims against Owens Corning. The reduced prospects for use of the global class action approach to resolve such claims suggest that resolution of large numbers of asbestos personal injury claims can be achieved only by private settlement agreements, such as those contemplated by the NSP. Such agreements can definitively resolve pending claims, but would provide less certainty than the class action approach in resolving future claims. Owens Corning will continue to review the adequacy of its estimate of liabilities and insurance in connection with the preparation of its 1998 financial statements in light of the status of the National Settlement Program (and any effect on such estimate of the settlement values and other financial terms of such program), the results of its efforts to control the costs of mesothelioma settlements and other relevant factors, and will make such adjustments as may be appropriate.

Management Opinion

Although any opinion is necessarily judgmental and must be based on information now known to Owens Corning, in the opinion of management, while any additional uninsured and unreserved costs which may arise out of pending personal injury asbestos claims and additional similar asbestos claims filed in the future may be substantial over time, management believes that such additional costs will not impair the ability of the Company to meet its obligations, to reinvest in its businesses, or to pursue its growth agenda.

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

Status

As of September 30, 1998, approximately 128,000 asbestos personal injury claims were pending against Fibreboard, 25,600 of which were received in the first three quarters of 1998. Fibreboard received approximately 33,000 such claims in 1997 and 32,900 in 1996. These claims and most of the pending claims are made against the Fibreboard Global Settlement Trust and are subject to the Global Settlement injunction discussed below. During 1995, 1996 and 1997, Fibreboard resolved approximately 20,100 asbestos personal injury claims and incurred indemnity payments of $257 million (an average of about $12,800 per case).

The average cost per claim has increased recently from the historical average cost of $11,000 per claim. This is due to the absence of group settlements, where large numbers of low value cases are traditionally settled along with higher value cases, and due to the fact that in 1996 and 1997 a relatively small number of individual cases involving more seriously injured plaintiffs were settled as exigent claims (principally malignancy claims,) during the pendency of the Global Settlement injunction discussed below.

As of September 30, 1998, amounts payable under various asbestos claim settlement agreements were $92 million. These amounts are payable either from the Settlement Trust discussed below or directly by the insurers. Amounts due from insurers in payment of these or past claims paid directly by Fibreboard, as of September 30, 1998 are $85 million.

Global Settlement

During 1993, Fibreboard, its insurers and representatives of a class of future asbestos plaintiffs who have claims arising from asbestos prior to August 27, 1993, entered into the Global Settlement. Under the Global Settlement, Fibreboard would be protected by an injunction from asbestos personal injury claims, and should have no further asbestos personal injury liabilities. On July 26, 1996, the U.S. Fifth Circuit Court of Appeals affirmed the Global Settlement by a majority decision.

The  parties opposing the Global Settlement filed  petitions
seeking  review with the U.S. Supreme Court.   On  June  27,
1997, the Supreme Court granted the petition, vacated the judgment and remanded the case to the Fifth Circuit for further consideration in light of the Supreme Court's decision in the Amchem Products, Inc. v Windsor case.
Amchem   involved   a  proposed  nationwide   class   action
settlement of future asbestos personal injury claims against
the  members  of  the  Center for  Claims  Resolution.   The
Supreme Court, affirming the intermediate appellate court, disapproved and vacated the Amchem class action settlement, determining that the Amchem class action failed to meet the class action certification requirements of Federal Rule of Civil Procedure 23. On January 27, 1998, a panel of the Fifth

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.      CONTINGENT LIABILITIES (Continued)

ITEM B.  FIBREBOARD (EXCLUDING OWENS CORNING) (Continued)

Circuit reaffirmed, by majority vote, its prior decision, and again approved the Global Settlement. In June, the United States Supreme Court granted certiorari, agreeing to review the decision by the Fifth Circuit. In light of this decision by the Supreme Court, a final resolution of the Global Settlement may not be known until the second half of 1999 or later.

The parties will continue to seek approval of the Global Settlement. If the Global Settlement becomes effective, all asbestos-related personal injury liabilities of Fibreboard will be resolved through insurance funds and existing corporate reserves and a permanent injunction would bar the filing of any further claims against Fibreboard or its insurers by class members. Upon final approval, Fibreboard's insurers are required to pay existing settlements and assume full responsibility for any claims filed before August 27, 1993, the date the settling parties reached agreement on the terms of the Global Settlement. A court-supervised claims processing trust ("Settlement Trust") will be responsible for resolving claims which were not filed against Fibreboard before August 27, 1993, and any further claims that might otherwise be asserted against Fibreboard in the future by members of the class.

The Settlement Trust will be funded principally by Fibreboard's insurers, Continental Casualty Company ("Continental") and Pacific Indemnity Company ("Pacific"). These insurers have placed $1,525 million in an interest-bearing escrow account pending court approval of the settlements. Fibreboard is responsible for contributing $10 million plus accrued interest toward the Settlement Trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company has already paid $9.9 million into the escrow account on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. The balance of the escrow account was $1,705 million at September 30, 1998 after payment of interim expenses and exigent claims associated with the Global Settlement.

Insurance Settlement

In 1993, Fibreboard, Continental and Pacific entered into the Insurance Settlement, which was structured as an alternative solution in the event the Global Settlement fails to receive final approval. Under the Insurance
Settlement,  Continental  and  Pacific  will  pay  in   full
settlements  reached  as  of August  27,  1993  and  provide
Fibreboard with the remaining balance of the Global Settlement escrow account for claims filed after August 27, 1993, plus an additional $475 million, less amounts paid since August 27, 1993 for claims which were pending but not settled at that date. Upon fulfillment of their obligations under the Insurance Settlement, Continental and Pacific will be discharged from any further obligations to Fibreboard under their insurance policies and will be protected by an injunction against any claims of asbestos personal injury claimants based upon those insurance policies. Under the Insurance Settlement, Fibreboard will manage the defense and resolution of asbestos-related personal injury claims and will remain subject to suit by asbestos personal injury claimants. On October 24, 1996, the statutory time period for objectors to seek further judicial review of the Insurance Settlement lapsed with no petition for review having been filed with the U.S. Supreme Court. Therefore, the Insurance Settlement is now final and not subject to further appeal.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.      CONTINGENT LIABILITIES (Continued)

ITEM B.  FIBREBOARD (EXCLUDING OWENS CORNING) (Continued)

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

RESULTS OF OPERATIONS

Business Overview

The Company's growth agenda has focused on increasing sales and earnings by (i) acquiring businesses with products that can be sold through existing or complementary distribution channels, (ii) achieving productivity improvements in existing and acquired businesses and (iii) entering new growth markets. The Company is implementing two major initiatives, System Thinking (TM) and Advantage 2000, to enhance sales growth and achieve productivity improvements across all businesses. System Thinking for the Home (TM) leverages the Company's broad product offering and strong brand recognition to increase its share of the building materials and home improvement markets. This systems approach represents a shift from product-oriented selling to providing systems-driven solutions that combine the Company's insulation, roofing, exterior and sound control systems, to provide a high performance, cost-effective building "envelope" for the home. In the composite materials business, the Company has partnered with the plastics industry and, with the Company's System Thinking philosophy, is taking a solution-oriented, customer-focused approach toward the continuous development of substitution opportunities for composite materials. In addition, the Company is implementing Advantage 2000, a fully integrated business technology system designed to reduce costs and improve business processes.

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

As a result of the growth of the Company's business and the significant pricing pressure experienced in 1997, the Company implemented a strategic restructuring program designed to improve profitability, augment previously announced profitability initiatives, and improve operational efficiency. The specific objectives of this strategic program are discussed in "Restructuring of Operations and Other Actions" below and in Note 3 to the Consolidated Financial Statements.

Quarter Ended September 30, 1998

Sales and Profitability

Net sales for the quarter ended September 30, 1998 were $1.324 billion, reflecting a 7% increase from the third quarter 1997 level of $1.238 billion. The increase is primarily due to the acquisition of AmeriMark which was completed early in the fourth quarter of 1997. Volume declines in North American and European residential insulation markets were partially offset by volume increases in mechanical and other insulation markets, while insulation price levels were virtually flat compared to the third quarter of 1997. The Company, however, continues to benefit from an upward price trend, particularly in residential insulation, as a result of price increases implemented throughout 1998. Strength in U.S. residential roofing markets resulted in increased volume and price levels during the third quarter of 1998 compared to the same period in 1997. In the vinyl siding market, volume increases were largely offset by declines in pricing during the quarter. Price increases in U.S. and European composites markets helped to offset volume declines in those markets during the quarter. There was virtually no impact of currency translation on sales in foreign currencies during the third quarter of 1998. Please see Note 1 to the Consolidated Financial Statements.

Sales outside the U.S. represented 18% of total sales for the quarter ended September 30, 1998, compared to 20% for the quarter ended June 30, 1998 and 23% for the quarter ended September 30, 1997. The decline in non-U.S. sales as a percentage of total sales compared to the quarter ended June 30, 1998 is due to the volume declines during the quarter, particularly in European insulation and composites markets. The drop from 23% in the third quarter of 1997 is attributable to the European volume declines during the third quarter of 1998 as well as the October 1997 acquisition of AmeriMark in the U.S. Gross margin for the quarter ended September 30, 1998 was 20% of net sales, down from 22% in the third quarter of 1997 and 23% in the second quarter of 1998. Included in cost of sales in the third quarter of 1998 was a $60 million charge, or 5% of sales, as part of the $148 million charge for restructuring and other actions, described below. Gross margin during the third quarter of 1998 reflects the benefits of price improvements, cost reductions resulting from the Company's restructuring program that was begun in the fourth quarter of 1997, and continuing productivity improvements across the Company's businesses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (Continued)

In the first quarter of 1998, the Company announced price increases effective in March 1998 applicable to its residential insulation products of approximately 8 percent and price increases applicable to its commercial and industrial insulation products of approximately 4 percent. The Company also announced price increases of 5 to 7 percent affecting certain residential roofing products, effective in April 1998. In the second quarter of 1998, the Company announced a 9 percent price increase effective June 15, 1998 applicable to its residential insulation products. The Company realized most of these price increases during the third quarter of 1998; however, long-term contracts with certain customers continue to delay some of the benefits until the fourth quarter of 1998 or early 1999. In September 1998, the Company announced a 9 percent price increase applicable to its residential and commercial insulation markets and expects to realize most of the benefits of this increase during the fourth quarter of 1998.

For the quarter ended September 30, 1998, the Company reported net income of $96 million, or $1.66 per share, compared to net income of $59 million, or $1.05 per share, for the quarter ended September 30, 1997. Net income for the third quarter of 1998 includes the $148 million pretax charge ($108 million after-tax) for restructuring and other actions and a $292 million pretax net gain ($174 million after-tax) from the sale of certain businesses. Net income for the quarter and nine months ended September 30, 1998 also reflects reductions in manufacturing and operating expenses, resulting from the Company's strategic restructuring program, announced in early 1998 and discussed below. Cost of borrowed funds during the third quarter of 1998 was at a level comparable to that of the third quarter of 1997 due to similar levels of average debt during the periods. The reduction in equity in net income of affiliates for the quarter ended September 30, 1998 reflects the first quarter 1998 sale of the Company's 50% ownership interest in Alpha/Owens-Corning, LLC. As part of the Company's debt realignment strategy, the Company repurchased, via a tender offer, certain debt securities during the third quarter of 1998 and recorded an extraordinary loss of $39 million, or $.66 per share, net of related income taxes of $25 million. Please see Notes 3, 4 and 5 to the Consolidated Financial Statements.

Net sales for the nine months ended September 30, 1998 were $3.747 billion, a 20% increase over the $3.130 billion reported for the first nine months of 1997. This increase reflects the incremental sales from the fourth quarter 1997 acquisition of AmeriMark described above as well as the acquisition of Fibreboard which was completed at the end of the second quarter of 1997. Sales results also reflect the impact of price declines compared to the nine months ended September 30, 1997.

For the nine months ended September 30, 1998, the Company reported net income of $163 million, or $2.87 per share, compared to net income of $164 million, or $2.92 per share for the nine months ended September 30, 1997. Net income for the nine months ended September 30, 1998 includes the items from the third quarter referred to above, as well as the following items from the first quarter of 1998: a pretax charge of $95 million ($63 million after-tax) for restructuring and other actions; an $84 million pretax gain ($52 million after-tax) from the sale of the Company's 50% ownership interest in Alpha/Owens-Corning, LLC; as well as a $13 million tax benefit associated with Asia Pacific operations. Net income also reflects the benefits of the cost savings generated by the Company's restructuring program, announced in early 1998 and described below. Net income for the nine months ended September 30, 1998 reflects increased cost of borrowed funds and minority interest expense due to the financing of the Fibreboard and AmeriMark acquisitions during 1997. Net income for the nine months ended September 30, 1997 includes a $15 million pretax credit ($10 million after-tax) from the modification of certain employee benefits in the U.S. during the second quarter of 1997. Please see Notes 3, 4, 5 and 6 to the Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketing and administrative expenses were $138 million for the third quarter of 1998 compared to $144 million in the third quarter of 1997. The decrease in marketing and administrative expenses is largely due to the benefits of the Company's strategic restructuring program, offset partially by the incremental costs from the AmeriMark acquisition.

Restructuring of Operations and Other Actions

During the third quarter of 1998, the Company recorded a $148 million pretax charge for restructuring and other actions as the final phase of the previously announced strategic program to reduce overhead, enhance manufacturing productivity, and close manufacturing facilities. This charge includes $30 million for restructuring and $118 million for other actions, the majority of which represent asset impairments.

The $30 million restructuring charge includes approximately $9 million for costs associated with the elimination of approximately 400 positions, primarily in the U.S. and Asia, and $21 million for the divestiture of non-strategic businesses and facilities, of which $1 million represents exit cost liabilities, comprised primarily of lease commitments. The $21 million for non-strategic businesses and facilities is comprised primarily of $12 million for the closure of certain U.S. manufacturing facilities and $6 million for the closure of a pipe manufacturing facility in China.

The primary components of the $118 million charge for other actions and their classification on the Company's consolidated statement of income include: $30 million to write down to fair value certain manufacturing assets held for use in China, due primarily to poor current and projected financial results, recorded as cost of sales; $15 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $17 million for the write-down of an investment in and the write-off of a receivable from a joint venture in Korea to reflect the current business outlook and the fair market value of the assets, recorded as other operating expenses; $12 million for the write-down of goodwill associated with the 1995 acquisition of Fiber-lite, determined to be unrecoverable due to a change in market conditions and customer demand, recorded as other operating expenses; and $9 million for the write-down of certain assets in the U.S. to fair market value, recorded as cost of sales. The Company plans to hold and use the investments but plans to dispose of the equipment in 1998. Also included in the $118 million charge for other actions are $13 million for the write-off of certain receivables in the U.S. and Asia determined to be uncollectable, recorded as cost of sales and other operating expenses; and $22 million for other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses.

The Company continually evaluates whether events and circumstances have occurred that indicate that the carrying amount of certain long-lived assets is recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the expected undiscounted cash flows to be generated by the asset to determine whether the carrying amount is recoverable or if an impairment exists. When it is determined that an impairment exists, the Company uses the fair market value of the asset, usually measured by the discounted cash flows to be generated by the asset, to determine the amount of the impairment to be recorded in the financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (Continued)

As discussed above, the $148 million charge for restructuring and other actions during the third quarter of 1998 was the final phase of the Company's previously announced strategic program to reduce overhead, enhance manufacturing productivity and close manufacturing facilities. On a cumulative basis since the fourth quarter of 1997, a total pretax expense of $386 million has been recorded, of which $143 million was recorded in the fourth quarter of 1997, $95 million was recorded in the first quarter of 1998, and $148 million was recorded in the third quarter of 1998. The total charge recorded to date is comprised of approximately $185 million for the restructuring program and approximately $201 million for other actions. The restructuring program, of which $68 million  was  recorded in the fourth quarter  of  1997,  $87 million was recorded in the first quarter of 1998, and $30 million was recorded in the third quarter of 1998, includes approximately $115 million for costs associated with an overall headcount reduction of approximately 2,450 at numerous locations around the world, predominantly in the U.S., Canada and Europe. The remaining $70 million of restructuring  includes $68 million for the  divestiture  of non-strategic businesses and facilities, of which $16 million represents exit cost liabilities, and $2 million for other actions.

The primary components of the cumulative $68 million of costs for non-strategic businesses and facilities include $28 million for the closure of the Candiac insulation manufacturing plant in Quebec, Canada, $9 million for the closure of several North American distribution locations, $12 million for the closure of certain U.S. manufacturing facilities, $6 million for the closure of a pipe manufacturing facility in China, and $13 million for other actions.

The primary components of the $201 million charge for other actions and their classification on the Company's consolidated statement of income include, in addition to the items discussed above as part of the $118 million charge during the third quarter of 1998, the following: $17 million for the write-off of certain assets and investments associated with unconsolidated joint ventures in Spain and Argentina due primarily to poor current and projected financial results and the expected loss of local partners, recorded as other operating expenses; $12 million for the write-down of certain investments in mainland China to reflect the current business outlook and the fair market value of the investments, recorded as cost of sales; $24 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $8 million for a supplemental employee retirement plan approved by the Board of Directors in December 1997, recorded as marketing and administrative expenses; $5 million for the write-off of an insurance receivable that was determined to be uncollectable after judicial rejection of the Company's claim, recorded as other operating expenses; and $17 million for several other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses. The Company plans to hold and use the investments but has disposed of most of the equipment in 1998.

As a result of the Company's strategic restructuring program, the Company has realized a decrease in manufacturing and operating expenses of approximately $70 million during the first nine months of 1998. Based upon expected economic conditions over the next few years, including effects on matters such as labor, material and other costs, the Company expects total cost reductions of approximately $100 million in 1998, and an additional $75 million when the program is fully implemented in 1999, resulting in ongoing pretax savings of approximately $175 million per year. The expected $175 million in cost reductions, the majority of which will be cash savings, is comprised of $150 million in reduced personnel costs, $14 million in reduced facility costs, and $11 million of reductions in related program spending.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (Continued)

The  Company  has implemented programs to gain synergies  in its Exterior Systems Business during 1998. As a result of these programs, which include closing redundant facilities, integrating business systems, and improving purchasing leverage, the Company has reduced costs and expects a total cost reduction of approximately $30 million during 1998 and approximately $50 million per year in 1999 and beyond, the majority of which will be cash savings.

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

Building Materials

In the Building Materials segment, sales increased 11% in the third quarter of 1998 compared to the third quarter of 1997, reflecting the incremental sales from the AmeriMark acquisition. Volume increases in North American vinyl siding markets and volume and price increases in North American residential roofing markets were largely offset by a slight decline in residential insulation volume, as well as vinyl siding price declines. The translation impact of sales denominated in foreign currencies was minimal during the quarter ended September 30, 1998. Income from operations was $20 million for the third quarter of 1998, down from $81 million in the third quarter of 1997. Income from operations includes a $106 million charge for restructuring and other actions, including a $20 million loss on the sale of certain businesses, during the third quarter of 1998, offset partially by the cost reductions resulting from the early 1998 restructuring program. Please see Notes 1, 3 and 4 to the Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (Continued)

The consolidated results of the Company include the results of operations of Fibreboard and AmeriMark beginning with the third and fourth quarters of 1997, respectively. To enhance comparability, certain information below is presented on a pro forma basis and reflects the acquisitions of Fibreboard (excluding Pabco and operations that were discontinued by Fibreboard prior to the acquisition) and AmeriMark as though they had occurred at the beginning of the period presented. (The pro forma impact of all other acquisitions during 1997, excluding Fibreboard and AmeriMark, was not material to the Company's results of operations for the nine months ended September 30, 1997.) The pro forma results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisitions, and are not necessarily indicative of the combined results that would have occurred had the acquisitions occurred at the beginning of that period. These pro forma results do not reflect the expected benefits from the consolidation of the exterior systems business discussed above.

                                        PRO FORMA      AS REPORTED
                                       Nine Months    Nine Months
                                         Ended           Ended
                                      September 30,  September 30,
                                      1998    1997   1998     1997
                               (In millions of dollars, except share data)

Net sales                          $ 3,747  $ 3,798  $ 3,747  $ 3,130
Income from continuing operations      202      147      202      164
Diluted earnings per share from
  continuing  operations           $  3.53  $  2.63  $  3.53  $  2.92


Early in the first quarter of 1998, the Company completed the sale of the assets of Pabco, a producer of molded calcium silicate insulation, fireproofing board and metal jacketing, acquired as part of the Fibreboard acquisition in 1997. Please see Note 4 to the Consolidated Financial Statements.

Composite Materials

In the Composite Materials segment, sales were down 7% for the quarter ended September 30, 1998 compared to 1997. Volume declines across global markets drove the sales decline, due in part to slower demand in the electronics market. Slight price increases in U.S. and European composites markets compared to the third quarter of 1997 partially offset the volume declines. The translation impact of sales denominated in foreign currencies was slightly favorable during the third quarter of 1998. Income from operations was $336 million in the third quarter of 1998, compared to $34 million in the third quarter of 1997. The largest component of this increase is the $287 million credit to income in the third quarter of 1998, comprised of a $312 million gain from the sale of the Company's yarns and specialty materials business described below and a $25 million charge for restructuring and other actions described above. Income from operations also reflects productivity improvements and cost reductions resulting from the Company's restructuring program. Compared to the fourth quarter of 1997 and the first six months of 1998, price levels were higher in the third quarter of 1998, indicating the benefits of the Company's previously announced price increases in the composites business. Please see Notes 1, 3 and 4 to the Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

During the third quarter, the Company formed a joint venture for its yarns and specialty materials business (the "yarns business") to which it contributed two manufacturing plants and certain proprietary technology. On September 30, 1998, the Company completed the sale of 51% of the joint venture to a U.S. subsidiary of Groupe Porcher Industries of
Badinieres, France for approximately $340 million. The Company continues to have a 49% ownership interest in the joint venture. Upon closing, the Company also received a distribution of approximately $191 million from the joint venture. With sales of approximately $300 million in 1997, the Company's yarns business was the world's second largest producer of glass yarns, and the largest producer of fine yarns. Proceeds from the sale were used to reduce the borrowings under the Company's long-term revolving credit facility in early October 1998. Please see Note 4 to the Consolidated Financial Statements.

The consolidated balance sheet of the Company as of September 30, 1998 reflects the disposition of the Company's yarns business on that date. The results of operations of the yarns business are reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the nine months ended September 30, 1998, the yarns business recorded sales of approximately $205 million and net income of approximately $36 million. Effective September 30, 1998, the Company will account for its ownership interest in the yarns joint venture under the equity method. Due to the joint venture's distribution of a dividend to the partners in excess of the joint venture's total equity on September 30, 1998, the joint venture is in an equity deficit position. Accordingly, the Company will not record any equity in the net income of the joint venture until such time as the joint venture has positive equity.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $139 million for the quarter ended September 30, 1998, compared to $87 million for the quarter ended September 30, 1997. The increase in cash flow from operations in 1998 is largely attributable to an increase  in income from operations, offset slightly  by  an increase in payments for asbestos litigation claims during the third quarter of 1998 compared to the third quarter of 1997. Payments for asbestos litigation claims were $70 million during the quarter and proceeds from insurance were $24 million, compared to $62 million and $29 million, respectively, during the third quarter of 1997. The increase in net payments is due to the timing of asbestos claims settlements and the collection of insurance proceeds. The Company anticipates $365 million of total payments for asbestos litigation claims during 1998. Reflected in cash flow from operations during the quarter is an increase in income taxes receivable of approximately $86 million.

Inventories at September 30, 1998 decreased $8 million to $495 million from the December 31, 1997 level and were down $40 million, including $37 million for divestitures and non-cash write-offs during the third quarter, from the June 30, 1998 level. Receivables at September 30, 1998 were $542 million, a 25% increase over the December 31, 1997 level, due to the seasonal increase in third quarter sales, particularly in September. Receivables at September 30, 1998, however, were $55 million lower, including $39 million for divestitures and non-cash write-offs during the quarter, than the June 30, 1998 level. This decline in inventories and receivables from the June 30, 1998 level contributed to the favorable cash flow from operations during the third quarter of 1998. On a comparative basis, inventories and receivables at September 30, 1998, adjusted for AmeriMark and the divestitures and non-cash write-offs during the third quarter of 1998, were $23 million and $27 million lower, respectively, than the levels at September 30, 1997, indicating improved working capital management during 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

At September 30, 1998, the Company's net working capital was $735 million and its current ratio was 1.58, compared to $121 million and 1.09, respectively, at December 31, 1997. Included in net working capital at September 30, 1998 are the $530 million proceeds received from the sale of the Company's yarns and specialty materials business on that date. The proceeds are reflected as cash and cash equivalents on the Company's consolidated balance sheet at September 30, 1998, but were used to reduce borrowings under the Company's long-term revolving credit facility in early October 1998. Increases in receivables, a reduction in the current portion of the reserve for asbestos litigation claims, and a reduction in the current portion of long-term debt compared to December 31, 1997 also contributed to the increase in net working capital at September 30, 1998.

The Company's total borrowings at September 30, 1998 were $2.283 billion, $545 million higher than at year-end 1997. As discussed above, the $530 million of proceeds from the sale of the Company's yarns and specialty materials business were used to reduce borrowing under the Company's long-term revolving credit facility in early October 1998.

As of September 30, 1998, the Company had unused lines of credit of $674 million available under long-term bank credit facilities and an additional $173 million under short-term facilities, compared to $884 million and $224 million, respectively, at year-end 1997. The decrease in unused available lines of credit reflects the Company's increased borrowings at September 30, 1998 compared to December 31, 1997 as well as an agreed $200 million reduction in the maximum availability from the Company's credit facility during the first quarter of 1998. Letters of credit issued under the facility, most of which support appeals from asbestos trials, also reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above. Please see Note 5 to the Consolidated Financial Statements.

Early in the third quarter of 1998, the Company issued a series of debt securities as unsecured obligations of the Company for an aggregate principal amount of $400 million. The net proceeds of $395 million were used to pay for the principal and premium amounts of the tender offers of certain other debt securities of the Company. These tender offers were completed on August 3, 1998 and as of that completion date, approximately $361 million of these debt securities had been tendered. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million, incurred related non-cash costs of approximately $2 million, and recorded an extraordinary loss of approximately $39 million, or $.66 per share, net of related income taxes of $25 million. Please see Note 5 to the Consolidated Financial Statements.

In early August 1998, the Company repurchased its $309 million of Trust Preferred Hybrid Securities which had been issued in October 1997 as payment for the Company's acquisition of the assets of AmeriMark. Additionally, during the third quarter of 1998, the Company repaid $100 million of debt which matured in August 1998. These transactions were financed by a combination of newly issued debt securities and borrowings from the Company's long-term revolving credit facility. Please see Note 5 to the Consolidated Financial Statements.

Capital spending for property, plant and equipment, excluding acquisitions, was $59 million in the third quarter of 1998. The Company anticipates 1998 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $250 million, the majority of which has been expended or is committed. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS   (Continued)

Gross payments for asbestos litigation claims during the third quarter of 1998, including payments for claims settled in prior years and excluding amounts payable in future years, were $70 million. The third quarter 1998 expenditures include $18 million in defense and other costs. Proceeds from insurance were $24 million resulting in a net pretax cash outflow of $46 million, or $28 million after-tax. During the third quarter of 1998, the Company received approximately 10,600 new asbestos personal injury cases and closed approximately 3,000 cases. Over the next twelve months, the Company's total payments for asbestos litigation claims, including defense costs, are expected to be approximately $350 million. Proceeds from insurance of $125 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $225 million, or $135 million after-tax. If the National Settlement Program (described more fully in Note 11 to the Consolidated Financial Statements) is implemented by the Company in the fourth quarter of 1998, the Company's gross payments for asbestos litigation claims would increase in 1999 and 2000, but would be substantially lower than the 1998 payments thereafter. The increased settlement payments in 1999 and 2000 would resolve a significant number of cases pending against Owens Corning and would establish administrative processing agreements with participating law firms to pay future claimants specified amounts based on the type and severity of disease, instead of litigating those claims. The aggregate amount of such increases in 1999 and 2000 will depend on the outcome of negotiations currently underway with participating plaintiffs' firms. Please see Note 11 to the Consolidated Financial Statements.

Gross payments for asbestos litigation claims against Fibreboard for the quarter ended September 30, 1998 were approximately $17 million, all of which was paid directly by Fibreboard's insurers or from an escrow account funded by its insurers to claimants on Fibreboard's behalf. During the third quarter, Fibreboard received approximately 4,900 new asbestos personal injury claims, and resolved approximately 1,000 claims. Whether or not the National
Settlement Program is implemented, payments for asbestos claims against Fibreboard over the next twelve months and thereafter are expected to be paid by Fibreboard's insurers or from the escrow account. Such payments would be made pursuant to either the Global Settlement or the Insurance Settlement relating to Fibreboard's asbestos personal injury claims. A final United States Supreme Court decision as to the Global Settlement is expected in the course of 1999. If the Global Settlement does not receive final court approval, the Insurance Settlement (which has received final court approval) would become effective, and Fibreboard will have access to assets of approximately $1.8 billion, to resolve pending and future Fibreboard claims. Please see Notes 8 and 11 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank credit facilities, to be sufficient to satisfy its debt service obligations under its existing and anticipated indebtedness, its contingent liabilities for uninsured asbestos personal injury claims, as well as its capital expenditure programs and growth agenda.

The Company has been deemed by the Environmental Protection Agency (EPA) to be a potentially responsible party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the third quarter of 1998, the Company was designated as a PRP in such federal, state, local or private proceedings for three additional sites. At September 30, 1998, a total of 37 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has established a $31 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include wool fiberglass, mineral wool, asphalt processing and roofing, and metal coil coating. The EPA's currently announced schedule is to issue regulations covering wool fiberglass, mineral wool, asphalt processing and roofing in 1999, and metal coil coating in 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

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

The Company is now auditing and taking inventory of all non-information processors, controllers and microchips in its facilities. Until the audit and inventory are complete and the results evaluated, the Company will not know the extent of its Year 2000 compliance risks with these processors, controllers and microchips. This audit and inventory is scheduled for completion by the end of 1998. The Company will then evaluate how these processors, controllers and microchips affect the operations of the facilities and develop remediation, scheduling and contingency plans for implementing the required changes to make these operations Year 2000 ready.

The  cumulative cost of business systems replacement from 1995 through  the end of the third quarter of 1998 has been $143 million, including $99 million for information technology and $44 million for related training and deployment in various business locations. The Company currently estimates the costs for information technology, non-information technology and training and deployment at all remaining locations to be approximately $35 million to $45 million.

The Company is working with its vendors, suppliers and customers to determine if their systems will be Year 2000 ready as well. In the event that suppliers or vendors are unable to convert or replace systems appropriately, the Company intends to switch to suppliers that are able to provide Year 2000 transaction processing.

                 PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See  Note  11,  Contingent  Liabilities,  to  the Company's
Consolidated   Financial   Statements   above,   which   is
incorporated here by reference.

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

      By letter of September 10, 1998, the New Jersey
      Department  of  Environmental  Protection (DEP)
      alleged violation of an Administrative  Consent
      Order   relating  to  an  asbestos  remediation
      project.  DEP's  notice  explained  that  Owens
      Corning and another party would be subject to a
      minimum   penalty   of   $1,407,000.    Company
      representatives have been in communication with
      DEP   staff    to    promptly   correct   noted
      deficiencies. The Company anticipates resolving this matter without impositon of the indicated penalties.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended
     September 30, 1998.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended September 30, 1998 by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended September 30, 1998, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended September 30, 1998, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with
      respect to  any  class  of  preferred  stock   of   any
      significant subsidiary of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the quarter ended September 30, 1998.

ITEM 5.  OTHER INFORMATION

      The Company does not elect to report any information under this item.

                 PART II. OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K.

     During the quarter ended September 30, 1998, the Company filed the following current reports on Form 8-K:


        -   Filed July 17, 1998, under Items 5 and 7
        -   Filed July 24, 1998, under Items 5 and 7.
        -   Filed August 4, 1998, under Item 5.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OWENS CORNING

                                     Registrant


Date: November 5, 1998               By:  /s/ Domenico Cecere
                                     Domenico Cecere
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (as duly authorized officer)



Date:  November 5, 1998              By:  /s/ Steven J. Strobel
                                     Steven J. Strobel
                                     Vice President and Controller

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

        LLC Interest Sale and Purchase Agreement, dated as of July 31, 1998, among Owens Corning, Advanced
        Glassfiber  Yarns  LLC  and  Glass  Holdings   Corp.
        (incorporated herein by reference to Exhibit 2 to the Company's current report on Form 8-K (File No. 1-
        3660), filed October 14, 1998).

        Amendment No. 1 to LLC Interest Sale and Purchase Agreement dated as of September 30, 1998 (incorporated herein by reference to Exhibit 2 to the Company's current report on Form 8-K (File No. 1-
        3660), filed October 14, 1998).

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

(4)    Instruments Defining the Rights of Security  Holders,
       Including Indentures.

       Indenture, dated as of May 5, 1997, between Owens Corning and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5.1 to the Company's current report on Form 8-K (File No. 1-
       3660), filed May 1, 1997).

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

(10)    Material Contracts.

       Owens Corning Supplemental Executive Retirement Plan, effective as of January 1, 1998 (incorporated herein
       by  reference  to  Exhibit  10  to   the   Company's
       quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1998).

       Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (filed as Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-
       3660) for the quarter ended June 30, 1997) as amended by Amendment No. 1 thereto (incorporated

                        EXHIBIT INDEX

Exhibit
Number         Document Description

(10)   Material Contracts (Continued).

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