Form 10-K
period 1998-12-31
OWENS CORNING
filed 1999-03-15
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 1998

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

At   February  23,  1999,  the  aggregate  market  value  of
Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $1,831,976,814, assuming for purposes of this computation only that all directors and executive officers are considered affiliates.

At  February  23,  1999,  there were outstanding  54,351,085 shares of Registrant's $.10 par value common stock.

Parts of Registrant's definitive 1999 proxy statement filed or to be filed pursuant to Regulation 14A (the "1999 Proxy
Statement") are incorporated by reference into Part III of this Form 10-K.

                           PART I

ITEM 1.  BUSINESS

Owens Corning, a global company incorporated in Delaware in 1938, serves consumers and industrial customers with building materials systems and composites systems. Building materials are used in residential remodeling and repair, commercial improvement, new residential and commercial construction, and other related markets. Composite materials are used in end-use markets such as building construction, automotive, telecommunications, marine, aerospace, energy, appliance, packaging and electronics. Many of the Company's products are marketed under registered trademarks, including FIBERGLAS and/or the color PINK.

Approximately 80% of Owens Corning's sales are related to home improvement, non-residential markets, sales of composite materials and sales outside U.S. markets. Approximately 20% of the Company's sales are related to new U.S. residential construction.

The Company operates in two reportable operating segments - Building Materials and Composite Materials. In 1998, the
Building Materials segment accounted for 78% of the Company's total sales while Composite Materials accounted for 22% of total sales. During 1998, Owens Corning continued the implementation of its strategic restructuring program, initiated in the fourth quarter of 1997, to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. The program produced a decrease in manufacturing and operating expenses of approximately $110 million in 1998. The Company also realized $32 million of cost reductions during 1998 through the integration of its 1997 acquisitions in the Exterior Systems Business. In the first quarter of 1998, the Company sold its 50% ownership interest in Alpha/Owens-Corning, LLC, a manufacturer and marketer of unsaturated polyester and vinylester resins. Additionally, in the third quarter of 1998, the Company sold 51% of a joint venture containing its yarns and specialty materials business (the "yarns joint venture"). Owens Corning continues to have a 49% interest in the yarns joint venture.

The Company also has affiliate companies in a number of countries. Affiliated companies' sales, earnings and assets are not included in either operating segment unless the Company owns more than 50% of the affiliate and the ownership is not considered temporary.

Revenue from external customers, income from operations and total assets attributable to each of Owens Corning's operating segments and geographic regions, as well as information concerning the dependence of the Company's operating segments on foreign operations, for each of the years 1998, 1997, and 1996, are contained in Note 1 to Owens Corning's Consolidated Financial Statements, entitled "Segment Data", on pages 46 through 51 hereof.

Owens Corning's executive offices are at One Owens Corning Parkway, Toledo, Ohio 43659; telephone (419) 248-8000. Unless the contest requires otherwise, the terms "Owens Corning" and "Company" in this report refer to Owens Corning and its subsidiaries.

BUILDING MATERIALS

Principal Products And Methods Of Distribution

The Building Materials segment operates primarily in North America and Europe. It also has a growing presence in Latin America and Asia Pacific. Building Materials sells a variety of building and home improvement products in three major categories: (i) glass fiber, foam and mineral wool insulation, (ii) roofing materials, and (iii) exterior products for the home, including vinyl and metal siding and accessories, vinyl windows and patio doors, rainware (consisting primarily of gutters and downspouts), cast stone building products and rebranded housewrap. The businesses responsible for these products and markets include:
Insulating Systems, Roofing Systems, Exterior Systems, System Thinking Sales and Distribution and International Building Materials Systems.

In 1997 Owens Corning became the industry leader in the vinyl siding market with its acquisitions of Fibreboard Corporation and AmeriMark Building Products, Inc. Together, these acquisitions represent over $1 billion in residential exterior building product sales, including vinyl siding, vinyl windows and patio doors, aluminum products and cast stone products. The Company has seven vinyl siding manufacturing plants, five aluminum products manufacturing plants and more than 180 company-owned specialty distribution centers. Almost all siding is sold through distribution, mostly specialty distributors who cater to exterior contractors by providing siding, siding accessories, aluminum rainware and often windows and patio doors. Owens Corning's network of company-owned outlets accounts for over half of the Company's siding sales. Cast stone is sold primarily through independent dealers and masonry suppliers.

The   Company's  System  Thinking  Sales  and   Distribution
Business is a major channel through which the Company generates sales of building insulation products, roofing shingles and accessories, housewrap, windows/patio doors, and vinyl siding to home centers, lumberyards, retailers and distributors. These products are used primarily in the home improvement, new residential construction, and commercial construction and repair markets. In 1998, approximately 20% of the Company's sales were related to new construction activities in the United States, while home improvement and remodeling accounted for approximately 40%.

Other channels of distribution for the Company's building materials include sales of insulation products in North America to insulation contractors, wholesalers, specialty distributors, metal building insulation laminators, mechanical insulation distributors and fabricators, manufactured housing producers, and appliance, office products and automotive manufacturers. Foam insulation and related products are sold to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers; commercial and industrial markets through specialty distributors; and, in some cases, large contractors, particularly in the agricultural and cold storage markets.

In Europe, Asia and Latin America, building techniques do not employ as much open-cavity construction as in North America, resulting in a greater opportunity for growth in foam insulation than glass fiber in these markets. In developing markets, both foam and glass fiber insulation are opportunities. In Europe, the Company sells building insulation to large insulation wholesalers, builder merchants, contractors, distributors, and retailers. The Company sells mechanical insulation products to distributors, fabricators, and manufacturers in the heating, ventilation, power and process, appliance and fire protection industries. The Company has foam plants in the U.K., Spain and Italy and has licensed others for the manufacture of foam products at locations in Europe, the Middle East and Asia. The Company sells its foam products through traditional agents and distributors.

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

Major Customers

No customer in the Building Materials segment accounted for more than 4% of the segment's sales in 1998.

COMPOSITE MATERIALS

Principal Products and Methods of Distribution

Composite  Materials operates in North America,  Europe  and
Latin America, with affiliates and licensees around the world, including a growing presence in Asia Pacific. The businesses responsible for these products include:
Composites Systems and Engineered Pipe Systems.

The Company is the world's leading producer of glass fiber materials used in composites. Composites are fabricated material systems made up of two or more components (e.g., plastic resin and glass fiber) used in various applications to replace traditional materials, such as aluminum, wood, and steel. The global composites industry has expanded to
include thousands of end-use applications.   Worldwide,  the
composites industry has relatively few raw material component suppliers (glass fiber, resin and additives) delivering to thousands of industrial customers through various channels. Depending on the end-use application, these raw materials move through different manufacturing process chains, ultimately
finding  their  way  to  consumers  through   myriad  markets
worldwide.   The  primary  end  use  markets that the Company
serves are transportation, building construction, electrical/ electronics, consumer recreational and infrastructure.

Within the construction market, the major end-use application for glass fiber is asphaltic roofing shingles, where glass fiber is used to provide fire and mildew resistance in 95% of all such shingles produced in North America. The Company sells glass fiber and/or mat directly to a small number of major shingle manufacturers (including the Company's own roofing business).

Tubs, showers and other related internal building components used for both remodeling and new construction are also major applications of composite materials in the construction market. These end-use products are some of the first successful material substitution conversions normally encountered in developing countries. Glass fiber reinforcements and composite material solutions for these markets are sold to direct accounts, and also to distributors around the world, who in turn service thousands of customers.

More than 80% of transportation-related composite materials is used in automotive applications. Non-automotive transportation applications include heavy trucks, rail cars, shipping containers, refrigerated containers, trailers and commercial ships. Growth continues in automotive applications, as composite systems create new applications or displace other materials in existing applications. There are hundreds of composites applications, including body panels, door modules, integrated front-end systems, instrument panels, chassis and underbody components and systems, and heat and noise shields. These composite parts are either produced by original equipment manufacturers
(OEMs), or are purchased by OEMs from first-tier suppliers. Glass fibers for these parts are sold mostly to first-tier and second-tier OEM suppliers.

Within the electrical/electronics markets, glass fiber composites are used to protect and reinforce fiber optic and copper cables. The Company also produces central strength members for fiber optic cables. Other end-use applications in the electrical/electronics markets include connectors, circuit breaker boxes, computer housings, electricians' safety ladders, and hundreds of various electro/mechanical components. Through its 49% interest in the yarns joint venture, the Company continues to participate in the yarns and specialty material markets, where glass fiber is used extensively in printed circuit boards made for the consumer electronics, transportation, and telecommunications industries.

The consumer recreational markets include sporting goods and marine applications. The Company sells composite materials to OEMs and boat builders, both directly and through distributors.

The Company manufactures large diameter glass-reinforced plastic (GRP) pipe designed for use in underground pressure and gravity fluid handling systems. The pipe is a filament-wound structural composite made with glass fiber and polyester resins. The Company, directly and with joint venture partners around the world, manufactures and sells GRP pipe directly to governments and private industry for major infrastructure projects, primarily for the safe and efficient transport of water and waste.

Major Customers

No customer in the Composite Materials segment accounted for more than 5% of the segment's sales in 1998.

GENERAL

Raw Materials and Patents

Owens Corning considers the sources and availability of raw materials, supplies, equipment and energy necessary for the conduct of its business in each operating segment to be adequate.

The Company has numerous U.S. and foreign patents issued and applied for relating to its products and processes in each operating segment resulting from research and development efforts.

The Company has issued royalty-bearing patent licenses to companies in several foreign countries. The licenses cover technology relating to both operating segments.

Including registered trademarks for the Owens Corning logo, the color PINK, and FIBERGLAS, the Company has approximately 290 trademarks registered in the United States and approximately 1,225 trademarks registered in other countries.

The Company considers its patent and trademark positions to be adequate for the present conduct of its business in each of its operating segments.

Working Capital

Owens Corning's manufacturing operations in each of its operating segments are generally continuous in nature and it warehouses much of its production prior to sale since it operates primarily with short delivery cycles.

Research and Development

During 1998, 1997 and 1996, the Company spent approximately $57 million, $69 million, and $78 million, respectively, for research and development activities. Customer sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning's capital expenditures relating to compliance with environmental control requirements were approximately $17 million in 1998. The Company currently estimates that such capital expenditures will be approximately $15 million in 1999 and $15 million in 2000.

The Company does not consider that it has experienced a material adverse effect upon its capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs of environmental control equipment, however, were approximately $53 million in 1998. Owens Corning continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

The 1990 Clean Air Act Amendments (Act) provide that the United States Environmental Protection Agency (EPA) will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include wool fiber glass, mineral wool, amino/phenolic resin, secondary aluminum smelting, asphalt processing and roofing, and metal coil coating. The EPA's currently announced schedule is to issue regulations covering wool fiber glass, mineral wool, amino/phenolic resin, secondary aluminum smelting, and asphalt processing and roofing in 1999, and metal coil coating in 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

Number of Employees

Owens Corning averaged approximately 21,000 employees during 1998 and had approximately 20,000 employees at December 31, 1998.

Competition

Owens  Corning's  products compete with  a  broad  range  of
products  made  from  numerous  basic,  as  well  as   high-
performance, materials.

The Company competes with a number of manufacturers in the United States of glass fibers in primary forms, not all of which produce a broad line of glass fiber products. Approximately one-half of these producers compete with the Company's Building Materials operating segment in the sale of glass fibers in primary form. A similar number compete with the Company's Composite Materials operating segment. Companies in other countries export small quantities of glass fiber products to the United States. The Company also competes outside the United States with a number of manufacturers of glass fibers in primary forms.

Owens Corning also competes with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, the Company competes with many other manufacturers in the sale of roofing materials for sloped roofing, industrial asphalts, vinyl siding, windows and patio doors and other products.

Owens Corning provides services on a fee-for-service basis in the form of materials and product testing, in competition with numerous testing laboratories, and also sells claims management services.

Methods of competition include product performance, price, terms, service and warranty.

ITEM 2. PROPERTIES

PLANTS

Owens Corning's plants as of February 1, 1999 are listed below by operating segment and primary products, and are owned except as noted. The Company considers that these properties are in good condition and well maintained, and are suitable and adequate to carry on the Company's business. The capacity of each plant varies depending upon product mix.

BUILDING MATERIALS SEGMENT

Thermal and Acoustical Insulation

     Delmar, New York                Palestine, Texas
     Eloy,  Arizona                  Phenix City,  Alabama (1)
     Fairburn, Georgia               Salt Lake City, Utah
     Kansas City, Kansas             Santa Clara, California
     Mount Vernon, Ohio              Waxahachie, Texas
     Newark, Ohio

     Anshan, China                   Queensferry, United Kingdom
     Babelegi, South  Africa         Ravenhead, United Kingdom
     Candiac, Canada (2)             Scarborough, Canada
     Edmonton, Canada                Shanghai, China
     Guangzhou, China                Springs, South Africa
     Pontyfelin, United Kingdom      Vise, Belgium

(1)  Facility is leased.
(2)  Not in operation.

Foam Insulation

     Byron Center, Michigan          Rockford, Illinois
     Carson, California              Tallmadge, Ohio
     Los Angeles, California (1)

     Hartlepool, United Kingdom      Turin, Italy
     Nanjing, China                  Valleyfield, Canada
     Santa Perpetua, Spain           Volpiano, Italy

(1)  Facility is leased.

Roofing and Asphalt Processing (one of each at every location, except as noted).

     Atlanta, Georgia                Jessup, Maryland
     Brookville, Indiana (1)         Kearny, New Jersey
     Channelview, Texas (2)          Medina, Ohio
     Compton, California             Memphis, Tennessee
     Denver, Colorado                Minneapolis, Minnesota
     Detroit, Michigan (2)           Morehead City, North
     Ennis, Texas (2)                  Carolina (2) (3)
     Ft. Lauderdale, Florida (2)     Oklahoma City, Oklahoma (2)
     Houston, Texas                  Portland, Oregon (4)
     Irving, Texas                   Savannah, Georgia (1)
     Jacksonville, Florida           Summit, Illinois

(1)  Roofing plant only.
(2)  Asphalt processing plant only.
(3)  Facility is leased.
(4)  Two asphalt processing plants, as well as one roofing plant.

Fabrication Centers

      Angola, Indiana                 Indianapolis,  Indiana (1)
      Athens, Alabama                 Johnson City, Tennessee (1)
      Atlanta, Georgia (1)            Los Angeles, California (1)
      Cleveland, Tennessee (1)        Montgomery, Alabama (1)
      Columbus, Ohio (1)              Shelbyville,  Kentucky (1)
      Dallas, Texas (1)               Springfield, Tennessee (1)
      Grand Rapids, Michigan (1)      Tiffin, Ohio (1)
      Hazelton, Pennsylvania (1)      Van Buren, Arkansas (1)
      Hebron, Ohio

      Brantford, Canada

(1)  Facility is leased.

Manufactured Housing/Recreational Vehicles Specialty Parts

     Douglas, Georgia                Nappanee, Indiana (2)
     Elkhart, Indiana (1)            Plant City, Florida (1)
     Goshen, Indiana                 Waco, Texas (1)
     Miami, Florida (1)

(1)  Facility is leased.
(2)  Two facilities.

Metal Rainware

     Ashville, Ohio                  Richmond, Virginia
     Beloit, Wisconsin (1)           Roxboro, North Carolina
     Lincoln Park, Michigan

(1)  Facility is leased.

Cast Stone Products

     Napa, California (1)
     Navarre, Ohio

(1)  Facility is leased.

Vinyl Siding

     Atlanta, Georgia (1)            Joplin, Missouri
     Claremont, North Carolina       Olive Branch, Mississippi
     Fair Bluff, North Carolina

     London, Ontario                 Mission, British Columbia (1)

(1) Facility is leased.

Windows/Patio Doors

     Bradenton, Florida
     Lakeland, Florida

In  addition,  Owens Corning has 182 Specialty  Distribution
Centers in 36 states in the U.S.


COMPOSITE MATERIALS SEGMENT

Textiles and Reinforcements

      Aiken, South Carolina              Huntingdon, Pennsylvania (1)
      Amarillo, Texas                    Jackson, Tennessee (1)
      Anderson, South Carolina           New Braunfels, Texas (1)
      Duncan, South Carolina (1)         South Hill, Virginia (1) (2)
      Fort Smith, Arkansas

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

(1)  Facility is leased.
(2) Under construction.

Engineered Pipe Systems

      Bagneres-De-Bigorre, France
      Sandefjord, Norway



                            -11-

OTHER PROPERTIES

Owens Corning's principal executive offices of approximately 400,000 square feet are located in the Owens Corning World Headquarters, Toledo, Ohio. The lease for this facility terminates May 31, 2015, with options to extend through May 31, 2030.

The Company's research and development activities are primarily conducted at its Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of twenty-three structures totaling approximately 635,000 square feet. The Company also has Application Development Centers in Battice, Belgium, Shanghai, China and Bangalore, India.


ITEM 3.  LEGAL PROCEEDINGS

The  paragraphs  in  Note  22 to the Company's  Consolidated
Financial Statements, entitled "Contingent Liabilities", on pages 81 through 88 hereof, are incorporated here by reference.

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

  As previously reported, by letter dated  September  10,
  1998,   the  New  Jersey  Department  of  Environmental
  Protection (DEP) alleged violation of an Administrative
  Consent Order (ACO) relating to an asbestos remediation
  project.   DEP's  violation  letter  stated  that   the
  minimum  penalty stipulated by the ACO for the  alleged
  violation  would  be $1,407,000.  While  deferring  any
  obligation to pay such penalties, DEP's letter required
  the  submittal  of  a  revised schedule  detailing  all
  outstanding obligations under the ACO to remediate  the
  site.   The  Company  promptly  submitted  the  revised
  schedule and, by letter dated November 10, 1998, DEP acknowledged receipt of such schedule and satisfaction of the September 10, 1998 violation letter. DEP stated that it was deferring any obligation to pay the referenced penalties, while reserving the right to incorporate such penalties into any assessments for future violations of the ACO. The Company does not anticipate further action in connection with this matter.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

              Executive Officers of the Company
                   (as of March 1, 1999)

The term of office for elected officers is one year from the annual election of officers by the Board of Directors following the Annual Meeting of Stockholders in April. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age             Position*

Glen H. Hiner (64)       Chairman  of  the  Board  and   Chief
                         Executive   Officer   since   January
                         1992.  Director since 1992.

Maura J. Abeln (43)      Senior    Vice   President,   General
                         Counsel  and Secretary since February
                         1998;  formerly  Vice  President  and
                         General   Counsel  of   GE   Plastics
                         (1991).

Rhonda L. Brooks (47)    Vice    President   and    President,
                         Roofing   Systems   Business    since
                         January    1998;    formerly     Vice
                         President,     Investor     Relations
                         (1997),  Vice  President,  Marketing,
                         Composites   (1995),   Senior    Vice
                         President and General Manager of  Ply
                         Gem  Industries (1994),  and  various
                         Vice  President positions at  Warner-
                         Lambert (1990).

David T. Brown (50)      Vice    President   and    President,
                         Insulating  Systems  Business   since
                         January    1998;    formerly     Vice
                         President  and  President,   Building
                         Materials   Sales  and  Distribution-
                         North  America (1996), Vice President
                         and     President,    Roofing/Asphalt
                         (1994),     and    Vice    President,
                         Roofing/Asphalt Division (1993).

Domenico Cecere (49)     Senior  Vice President and President,
                         North   America  Building   Materials
                         Systems Business since January  1999;
                         formerly  Senior Vice  President  and
                         Chief Financial Officer (1998),  Vice
                         President        and       President,
                         Roofing/Asphalt  (1996),   and   Vice
                         President and Controller (1993).

Carl B. Hedlund (51)     Vice    President   and    President,
                         International   Building    Materials
                         Systems Business since January  1998;
                         formerly    Vice    President     and
                         President, Asia Pacific (1995),  Vice
                         President        and       President,
                         Retail/Distribution (1994), and  Vice
                         President,  Retail and  Distribution,
                         Construction Products Group (1993).

Richard D. Lantz (47)    Vice  President and President, System
                         Thinking   Sales   and   Distribution
                         Business    since    January    1998;
                         formerly  Vice President - Marketing,
                         Insulation   Business  (1997),   Vice
                         President,   Marketing   and    Sales
                         Support,  Building  Materials   Sales
                         and    Distribution   (1996),    Vice
                         President,  Marketing,  Roofing   and
                         Asphalt    (1995),    and    Business
                         Development   Manager,  Roofing   and
                         Asphalt (1992).

Name and Age             Position*


Robert C. Lonergan (55)  Senior   Vice  President,   Strategic
                         Resources    since   January    1998;
                         formerly Vice President, Science  and
                         Technology   (1995),  and  President,
                         Windows (1993).

Heinz-J. Otto (49)       Vice    President   and    President,
                         Composite   Systems  Business   since
                         January    1998;    formerly     Vice
                         President  and President,  Composites
                         (1996),  and  Head of  Region  Europe
                         and Executive Board Member, Landis  &
                         Gyr Corp. (1992).

J. Thurston Roach (57)   Senior   Vice  President  and   Chief
                         Financial   Officer   since   January
                         1999;     formerly    Senior     Vice
                         President   and   President,    North
                         America  Building  Materials  Systems
                         Business  (1998),  Vice  Chairman  of
                         Simpson  Investment  Company  (1997),
                         President  of Simpson Timber  Company
                         (1996),  and  Senior Vice  President,
                         Chief Financial Officer and Secretary
                         of Simpson Investment Company (1984).

Steven J. Strobel (41)   Vice  President and Controller  since
                         September   1996;   formerly    Chief
                         Financial  Officer of  Kraft  Canada,
                         Inc.  (1994)  and Vice President  and
                         Controller  of  Kraft USA  Operations
                         (1991).

Michael H. Thaman (34)   Vice    President   and    President,
                         Exterior   Systems   Business   since
                         January    1999;    formerly     Vice
                         President  and President,  Engineered
                         Pipe    Systems    (1997),    General
                         Manager, OEM Solutions Group  (1996),
                         Plant   Manager  -  Toronto,   Canada
                         (1994),   and   Director,   Corporate
                         Development (1992).

*Information in parentheses indicates year in which service in position began.

                           Part II

ITEM 5.   MARKET  FOR  OWENS  CORNING'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The principal market on which Owens Corning's common stock is traded is the New York Stock Exchange. The high and low sales prices in dollars per share for Owens Corning's common stock as reported in the consolidated transaction reporting system for each quarter during 1998 and 1997 are set forth in the following tables.

 1998           High      Low           1997           High       Low


First Quarter   37        27           First Quarter   49-7/8     40

Second Quarter  44-1/2    34-13/16     Second Quarter  45         36-7/8

Third Quarter   46-5/8    32           Third Quarter   44-3/16    34-11/16

Fourth Quarter  39-15/16  25-5/8       Fourth Quarter  37-13/16   31-7/8

The number of stockholders of record of the Company's common stock on February 23, 1999 was 6,546.

The Company declared dividends of $.0625 per share of common stock for the first and second quarters of 1997 and dividends of $.075 per share for the third and fourth quarters of 1997 and each of the quarters of 1998. In connection with certain of its current bank credit facilities, the Company has agreed to restrictions affecting the payment of cash dividends. As of March 1, 1999, these restrictions limited funds available for the payment of cash dividends by the Company to $20 million annually.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

                                         1998(a)  1997(b)  1996(c)  1995(d)  1994(e)
                                              (In millions of dollars, except
                                              per share data and where noted)

Net sales                                $5,009   $4,373   $3,832   $3,612   $3,351
Cost of sales                             3,944    3,482    2,840    2,670    2,536
Marketing, administrative
  and other expenses                        659      572      523      444      429
Science and technology expenses              57       69       84       78       71
Restructure costs                           117       68       38        -       89
Provision for asbestos litigation claims  1,415        -      875        -        -
Gain on sale of assets                      359        -       37        -        -
Income (loss) from operations              (824)     182     (491)     420      226
Cost of borrowed funds                      140      111       77       87       94
Income (loss) before provision
  for income taxes                         (964)      71     (568)     333      132
Provision (credit) for income taxes        (306)       9     (283)     109       58
Net income (loss)                          (705)      47     (284)     231      159
Net income (loss) per share
  Basic                                  (13.16)     .89    (5.54)    4.73     3.65
  Diluted                                (13.16)     .88    (5.54)    4.41     3.35
Dividends per share on common
  stock
    Declared                              .3000    .2750    .1250        -        -
    Paid                                  .3000    .2625    .0625        -        -
Weighted average number of shares
  outstanding (in thousands)
    Basic                                53,579   52,860   51,349   48,744   43,647
    Diluted                              53,579   53,546   51,349   53,918   50,007
Net cash flow from operations               124      131      335      285      233
Capital spending                            253      227      325      276      258
Total assets                              5,101    4,996    3,913    3,261    3,274
Long-term debt                            1,535    1,595      818      794    1,037
Average number of employees
  (in thousands)                             20       22       19       17       17

(a) During 1998, the Company recorded a pretax charge of $1.415 billion ($906 million after-tax) for asbestos litigation claims, a pretax charge of $243 million ($171 million after-tax) for restructuring and other actions, a pretax net credit of $275 million ($165 million after-tax) from the sale of the Company's yarns and other businesses, a pretax credit of $84 million ($52 million after tax) from the sale of its ownership interest in Alpha/Owens-Corning, LLC, a $39 million after-tax extraordinary loss from the early retirement of debt, and a $10 million charge for various tax adjustments.

(b) During 1997, the Company recorded a pretax charge of $143 million ($104 million after-tax) for restructuring and other actions as well as a $15 million after-tax charge for the cumulative effect of the change in method of accounting for business process reengineering costs. The incremental sales from the 1997 acquisitions were $534 million during 1997.

(c) During 1996, the Company recorded a net pretax charge of $875 million ($542 million after-tax) for asbestos litigation claims that may be received after 1999 and probable additional insurance recovery; special charges totaling $42 million ($27 million after-tax) including valuation adjustments associated with prior divestitures, major product line productivity initiatives and a contribution to the Owens-Corning Foundation; a pretax charge of $43 million ($26 million after-tax) for restructuring and other actions; a $27 million reduction of tax reserves due to favorable legislation; and a pretax gain of $37 million ($27 million after-tax) from the sale of the Company's ownership interest in its former Japanese affiliate, Asahi Fiber Glass Co. Ltd.

(d) During 1995, the Company recorded an $8 million tax credit as a result of a tax loss carryback.

(e)  During 1994, the Company recorded a $117 million pretax
     charge   ($85   million  after-tax)  for   productivity
     initiatives  and  other  actions.   The  Company   also
     recorded  a  $10  million  after-tax  charge  for   the
     adoption of Statement of Financial Accounting Standards
     (SFAS)    No.    106,   Employers'    Accounting    for
     Postretirement Benefits Other Than Pensions for its non-U.S. plans, a $28 million after-tax charge for the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits, and a $123 million after-tax
     credit   for  the  change  in  accounting  method   for
     rebuilding furnaces.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 7 is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, construction activity, interest rate movements, issues involving implementation of new business systems, Year 2000 readiness, achievement of expected cost reductions, asbestos litigation, and general economic conditions.

RESULTS OF OPERATIONS

Business Overview

The Company's growth agenda has focused on increasing sales and earnings by (i) acquiring businesses with products that can be sold through existing or complementary distribution channels, (ii) achieving productivity improvements and cost reductions in existing and acquired businesses and (iii) entering new growth markets. The Company is implementing two major initiatives, the System Thinking (TM) strategy and Advantage 2000, to enhance sales growth and achieve productivity improvements across all businesses. System Thinking for the Home (TM) leverages the Company's broad product offering and strong brand recognition to increase its share of the building materials and home improvement markets. This systems approach represents a shift from product-oriented selling to providing systems-driven solutions that combine the Company's insulation, roofing, exterior and acoustic systems, to provide a high performance, cost-effective building "envelope" for the home. In the Composite Materials business, the Company has partnered with the plastics industry and, with the Company's System Thinking philosophy, is taking a solution-oriented, customer-focused approach toward the continuous development of substitution opportunities for composite materials. In addition, the Company is implementing Advantage 2000, a fully integrated business technology system designed to reduce costs and improve business processes.

The Company has grown its sales from nearly $3.4 billion in 1994 to $5.0 billion in 1998. Acquisitions have been a significant component of that growth. Since 1994, the Company has completed 17 acquisitions for an aggregate purchase price of over $1.2 billion. The Company's acquisitions have broadened its lines of business to include siding, accessories and other home exteriors and have diversified its materials portfolio beyond fiber glass to include polymers such as vinyl and styrene, and metal and stone. In 1997, the Company completed the two largest of these acquisitions by acquiring Fibreboard Corporation ("Fibreboard") and AmeriMark Building Products, Inc. ("AmeriMark"), making Owens Corning the leader in the U.S. vinyl siding, siding accessories and manufactured stone markets, as well as a large specialty distributor in North America through 180 Company-owned distribution centers.

Despite improvements in the Company's strategic position in 1997, the Company experienced a highly competitive pricing environment in several of its product markets that negatively impacted financial results. In North America, the Company's insulation pricing decreased by approximately 10 percent over the course of 1997 and worldwide composites pricing decreased by approximately 6 percent during 1997. Income from operations for 1997 was adversely impacted by approximately

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

$87 million as a result of price declines in insulation products and approximately $64 million as a result of price declines affecting composite materials. Offset by small price increases in other businesses, the net unfavorable effect of price on 1997 income from operations was approximately $142 million.

During 1998, the pricing environment applicable to several of the Company's major products, particularly residential insulation, began to improve. Over the course of the year, the Company announced three separate price increases, totaling 27%, applicable to residential insulation. Another 9% price increase applicable to such products was announced effective January 1999. In early 1998, the Company also announced price increases applicable to its commercial and industrial insulation products as well as its residential roofing products and composites products. By the end of 1998, most notably in the fourth quarter, the Company's average price levels of insulation products surpassed the year-end 1997 levels. Despite the successful implementation of price increases during 1998, including the restoration of residential insulation prices to their late 1996 levels, income from operations during 1998 was adversely impacted by approximately $44 million, compared to 1997, due largely to the relatively low insulation pricing base in effect at the beginning of 1998, the lag in fully realizing the 1998 price increases as the Company honors the remainder of pre-existing pricing contracts, and price declines attributable to vinyl siding products. The Company expects the upward price trend established during 1998 to continue into 1999.

As a result of the growth of the Company's business and the significant pricing pressure experienced in 1997, the Company implemented a strategic restructuring program designed to improve profitability, augment previously announced profitability initiatives, and improve operational efficiency. The specific objectives of this strategic program are discussed in "Restructuring of Operations and Other Actions" below and in Note 4 to the Consolidated Financial Statements.

Years Ended December 31, 1998, 1997 and 1996

Sales and Profitability

Net sales for the year ended December 31, 1998 were $5.009 billion, reflecting a 15% increase from the 1997 level of $4.373 billion. Net sales in 1996 were $3.832 billion. The year to year increases are primarily due to the acquisitions of Fibreboard and AmeriMark which were completed in the second and fourth quarters of 1997, respectively. Continued strength in U.S. residential roofing markets resulted in increased volume and price during 1998. Volume declines in North American and European residential insulation markets were partially offset by volume increases in mechanical and other insulation markets. Although average price levels for insulation products were lower in 1998 than 1997 when calculated on an annual basis, residential insulation price levels were higher in the fourth quarter of 1998 compared to the fourth quarter of 1997, indicating the benefits of the price increases implemented throughout 1998 and the establishment of an upward price trend which is expected to continue into 1999. This represents a reversal of the downward trend in insulation pricing experienced during 1997 and 1996. In the vinyl siding market, volume increases were largely offset by declines in pricing during 1998. Volume increases in North American composites markets during 1998, particularly during the fourth quarter, helped to offset price declines in European and Asian markets during the year. On a consolidated basis, there was virtually no impact of currency translation on sales in foreign currencies during 1998. Please see Note 1 to the Consolidated Financial Statements.

Sales outside the U.S. represented 20% of total sales for the year ended December 31, 1998, compared to 24% during 1997 and 25% during 1996. The decline in non-U.S. sales as a percentage of total sales in 1998 compared to 1997 and 1996 is due to the 1997 acquisitions of Fibreboard and

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

AmeriMark, which are primarily U.S. operations, and volume declines in Europe during 1998. Gross margin for the year ended December 31, 1998 was 21% of net sales, compared to 20% and 26% in 1997 and 1996, respectively. The decline in gross margin as a percentage of sales in 1998 and 1997 compared to 1996 and prior years is largely attributable to the lower-margin businesses of the 1997 acquisitions. Cost of sales in 1998 includes a $65 million charge as part of the $243 million charge for restructuring and other actions described below. Gross margin during 1998 reflects the benefits of price improvements, cost reductions resulting from the Company's strategic restructuring program, and continuing productivity improvements across the Company's businesses. Cost of sales in 1997 includes a $38 million charge as part of the $143 million charge for restructuring and other actions described below.

For the year ended December 31, 1998, the Company reported a net loss of $705 million, or $13.16 per share, compared to net income of $47 million, or $.88 per share, for the year ended December 31, 1997, and a net loss of $284 million, or $5.54 per share, for the year ended December 31, 1996. Included in the 1998 net loss are a $1.415 billion pretax charge ($906 million after-tax) for asbestos litigation claims, a $243 million pretax charge ($171 million after-
tax) for restructuring and other actions and a $359 million pretax gain ($217 million after-tax) from the sale of certain businesses. Net income in 1998 also reflects manufacturing and operating expense reductions of approximately $110 million on a pretax basis, resulting from the Company's strategic restructuring program. Cost of borrowed funds during 1998 was $140 million, $29 million higher than the 1997 level, due to higher levels of average debt, offset partially by a reduction in average interest rates during 1998. The reduction in equity in net income of affiliates for the year ended December 31, 1998 reflects the first quarter 1998 sale of the Company's 50% ownership interest in Alpha/Owens-Corning, LLC. As part of the Company's debt realignment strategy, the Company repurchased, via a tender offer, certain debt securities during the third quarter of 1998 and recorded an extraordinary loss of $39 million, or $.72 per share, net of related income taxes of $25 million. Please see Notes 2, 4, 5 and 22 to the Consolidated Financial Statements.

Net income for the year ended December 31, 1997 was $47 million, or $.88 per share, and reflects the adverse impact of lower prices in insulation and composites worldwide compared to 1996. Net income for 1997 also includes a pretax charge of $143 million ($104 million after-tax) for restructuring and other actions; an increase in cost of borrowed funds and minority interest expense compared to 1996, due primarily to the financing of the Fibreboard and AmeriMark acquisitions; a $15 million credit ($10 million after-tax) resulting from the modification of certain employee benefits in the second quarter of 1997; and a $15 million after-tax charge for the cumulative effect of the change in method of accounting for business process reengineering costs. Please see Notes 4, 6 and 8 to the Consolidated Financial Statements.

The 1996 net loss of $284 million, or $5.54 per share, reflects a pretax charge of $875 million ($542 million after-
tax) for asbestos litigation claims; pretax charges totaling $42 million ($27 million after-tax) including valuation
adjustments   associated  with  prior  divestitures,   major
product line productivity initiatives and a contribution to the Owens Corning Foundation; a pretax charge of $43 million ($26 million after-tax) for restructuring and other actions; a $27 million reduction of tax reserves due to favorable legislation; and a pretax gain of $37 million ($27 million after-tax) from the sale of the Company's ownership interest in its former Japanese affiliate, Asahi Fiber Glass Co. Ltd. Please see Notes 4, 5 and 11 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Marketing and administrative expenses were $587 million during 1998, compared to $544 million and $500 million in 1997 and 1996, respectively. The increase in marketing and administrative expenses reflects the incremental costs due to acquisitions, partially offset by the benefits of cost reductions resulting from the Company's strategic restructuring program.

Restructuring of Operations and Other Actions

Please  see  also  Note  4  to  the  Consolidated  Financial
Statements.

During the first and third quarters of 1998, the Company recorded a total pretax charge of $243 million for restructuring and other actions as part of the Company's strategic restructuring program to reduce overhead, enhance manufacturing productivity, and close manufacturing facilities, which was announced in early 1998. This charge includes $117 million for restructuring and $126 million for other actions in 1998, the majority of which represent asset impairments. On a cumulative basis since the fourth quarter of 1997, the Company has recorded a total pretax charge of $386 million for this program, of which $185 million represents restructure costs and $201 million represents other actions.

The $117 million restructuring charge in 1998 includes approximately $90 million for costs associated with the elimination of approximately 1,900 positions worldwide and $27 million for the divestiture of non-strategic businesses and facilities, of which $3 million represents exit cost liabilities, comprised primarily of lease commitments. The $27 million charge for non-strategic businesses and facilities includes $12 million for the closure of certain U.S. manufacturing facilities, $6 million for the closure of a pipe manufacturing facility in China, and $9 million for other actions.

The primary components of the $126 million charge for other actions in 1998 and their classification on the Company's consolidated statement of income include: $30 million to write down to fair value certain manufacturing assets held for use in China, due primarily to poor current and projected financial results, recorded as cost of sales; $15 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $17 million for the write-down of an investment in and the write-off of a receivable from a joint venture in Korea to reflect the current business outlook and the fair market value of the assets, recorded as other operating expenses; $12 million for the write-down of goodwill associated with the 1995 acquisition of Fiber-lite, determined to be unrecoverable due to a change in market conditions and customer demand, recorded as other operating expenses; and $9 million for the write-down of certain assets in the U.S. to fair market value, recorded as cost of sales. The Company plans to hold and use the investments but disposed of most of the equipment in 1998. Also included in the $126 million charge for other actions are $13 million for the write-off of certain receivables in the U.S. and Asia determined to be uncollectable, recorded as cost of sales and other operating expenses; and $30 million for other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses.

During the fourth quarter of 1997, the Company recorded a $143 million pretax charge for restructuring and other actions as the first phase of the strategic restructuring program. The $143 million pretax charge was comprised of a $68 million charge associated with the restructuring of the Company's business segments and a $75 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructure charge include $25 million for personnel reductions, $41 million for the divestiture of non-strategic businesses and facilities, including the 1998 closure of the Candiac,

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Quebec manufacturing facility, and $2 million for other actions. The $25 million for personnel reductions represents severance costs associated with the elimination of nearly
550 positions worldwide.

The primary components of the $75 million charge for other actions and their classification on the Company's consolidated statement of income include: $17 million for the write-off of certain assets and investments associated with unconsolidated joint ventures in Spain and Argentina due primarily to poor current and projected financial results and the expected loss of local partners, recorded as other operating expenses; $12 million for the write-down of certain investments in mainland China to reflect the current business outlook and the fair market value of the investments, recorded as cost of sales; $24 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $8 million for a supplemental employee retirement plan approved by the Board of Directors in December 1997, recorded as marketing and administrative expenses; $5 million for the write-off of an insurance receivable that was determined to be uncollectable after judicial rejection of the Company's claim, recorded as other operating expenses; and $9 million for several other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses. The Company plans to hold and use the investments but disposed of the equipment in 1998.

During the fourth quarter of 1996, the Company recorded a $43 million pretax charge for restructuring and other actions which included the costs associated with a work force realignment, a replacement of computer technology and asset valuations and expenses related to exited businesses. The $43 million pretax charge was comprised of a $38 million restructure charge and a $5 million charge related to an exited business. The components of the restructure charge included $20 million for personnel reductions, $8 million in computer technology and $10 million for asset valuations and exited businesses. The $20 million for personnel reductions represented severance costs associated with the elimination of nearly 400 positions worldwide.

As indicated above, certain of the charges recorded during 1998, 1997 and 1996 represent valuation adjustments associated with asset impairments. The Company continually evaluates whether events and circumstances have occurred that indicate that the carrying amount of certain long-lived assets is recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the expected undiscounted cash flows to be generated by the asset to determine whether the carrying amount is recoverable or if an impairment exists. When it is determined that an impairment exists, the Company uses the fair market value of the asset, usually measured by the discounted cash flows to be generated by the asset, to determine the amount of the impairment to be recorded in the financial statements.

As a result of the strategic restructuring program, the Company realized a decrease in manufacturing and operating expenses of approximately $110 million during 1998. Based upon expected economic conditions over the next few years, including effects on matters such as labor, material and other costs, the Company expects additional cost reductions of approximately $65 million in 1999, resulting in ongoing pretax savings of approximately $175 million per year. The expected $175 million in cost reductions, the majority of which will be cash savings, is comprised of $150 million in reduced personnel costs, $14 million in reduced facility costs, and $11 million of reductions in related program spending. The Company also expects additional cost savings during 1999 resulting from improved logistics and materials sourcing.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

The  Company also implemented programs to gain synergies  in its Exterior Systems Business during 1998. As a result of these programs, which include closing redundant facilities, integrating business systems, and improving purchasing leverage, the Company reduced costs by approximately $32 million during 1998 and expects to save an additional $20 million per year in 1999 and beyond, the majority of which will be cash savings.

Building Materials

In the Building Materials segment, sales increased 22% in 1998 compared to 1997, reflecting the incremental sales from the AmeriMark and Fibreboard acquisitions. Building Materials sales reflect the benefits of volume increases in North American vinyl siding and residential roofing markets during 1998, offset partially by volume declines in European residential insulation markets. Price increases in North American residential roofing markets were more than offset by insulation and vinyl siding prices, which were lower on average for total year 1998 than 1997. Prices of residential insulation, particularly in the U.S., however, benefited from an upward trend during much of 1998 and resulted in prices during the fourth quarter of 1998 that were above fourth quarter 1997 levels. The translation impact of sales denominated in foreign currencies was slightly unfavorable during 1998. Income from operations was $311 million during 1998, up from $172 million in 1997. Income from operations in 1998 reflects productivity improvements and cost reductions resulting from the strategic restructuring program, as well as strong residential roofing volume and price. Please see Notes 1 and 5 to the Consolidated Financial Statements.

The consolidated results of the Company include the results of operations of Fibreboard and AmeriMark beginning with the third and fourth quarters of 1997, respectively. To enhance comparability, certain information below is presented on a pro forma basis and reflects the acquisitions of Fibreboard (excluding Pabco and operations that were discontinued by Fibreboard prior to the acquisition) and AmeriMark as though they had occurred at the beginning of the periods presented. (The pro forma impact of all acquisitions during 1997 and 1996, other than Fibreboard and AmeriMark, was not material to the Company's results of operations for those years.) The pro forma results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisitions, and are not necessarily indicative of the combined results that would have occurred had the acquisitions occurred at the beginning of that period. These pro forma results do not reflect the benefits from the consolidation of the exterior systems business discussed above.

                                               PRO FORMA        AS REPORTED
                                               Year Ended        Year Ended
                                              December 31,      December 31,
                                              1997     1996     1997    1996
                                                 (In millions of dollars,
                                                    except share data)

Net  sales                                   $5,041  $ 4,932   $4,373  $3,832
Income (loss) from continuing operations         46     (301)      62    (284)
Diluted earnings per share from continuing
  operations                                 $  .86  $ (5.86)  $ 1.17  $(5.54)

Early in the first quarter of 1998, the Company completed the sale of the assets of Pabco, a producer of molded calcium silicate insulation, fireproofing board and metal jacketing, acquired as part of the Fibreboard acquisition in 1997. Please see Note 5 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Composite Materials

In the Composite Materials segment, sales were down 6% for the year ended December 31, 1998 compared to 1997, due largely to the disposition (discussed below) of 51% of the Company's yarns and specialty materials business (the "yarns business") late in the third quarter of 1998. Adjusted for the impact of this disposition, sales were flat for the year ended December 31, 1998. Volume increases in North American markets in 1998, particularly during the fourth quarter, were offset by price declines across European and Asian markets. The translation impact of sales denominated in foreign currencies was slightly favorable during 1998. Income from operations was $202 million in 1998, compared to $165 million in 1997. Reflected in income from operations during 1998 are the benefits of productivity improvements and cost reductions from the Company's restructuring program, offset partially by reduced prices during 1998 and the deconsolidation of the Company's yarns business. Please see Notes 1 and 5 to the Consolidated Financial Statements.

During the third quarter of 1998, the Company formed a joint venture for its yarns business to which it contributed two manufacturing plants and certain proprietary technology. On September 30, 1998, the Company completed the sale of 51% of the joint venture to a U.S. subsidiary of Groupe Porcher Industries of Badinieres, France for $340 million. The Company continues to have a 49% ownership interest in the joint venture. Upon closing, the Company also received a distribution of approximately $193 million from the joint venture. By retaining a 49% ownership interest in the joint venture, the Company will continue to safeguard its proprietary technology and participate in the yarns market. Please see Note 5 to the Consolidated Financial Statements.

The consolidated balance sheet of the Company as of December 31, 1998 reflects the third quarter 1998 disposition of the Company's yarns business. The results of operations of the yarns business are reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, the yarns business recorded sales of approximately $205 million, $277 million, and $275 million, respectively, and income from operations of approximately $57 million, $80 million and $80 million, respectively. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns joint venture under the equity method.

Accounting Changes

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions. Please see the Company's Consolidated Statement of Comprehensive Income.

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $124 million for the year ended December 31, 1998, compared to $131 million for the year ended December 31, 1997. The slight decrease in cash flow from operations in 1998 is largely attributable to a $205 million increase in payments for asbestos litigation claims, net of insurance proceeds, during 1998 compared to 1997. Payments for asbestos litigation claims were $455 million during 1998 and proceeds from insurance were $47 million, compared to $300 million and $97 million, respectively, during 1997. The increase in net payments results principally from the fact that in conjunction with the National Settlement Program (NSP) negotiations in the fourth quarter of 1998, the Company was able to achieve settlements on favorable terms of certain appeals and other pending claims earlier than anticipated. The Company anticipates $850 million of total payments for asbestos litigation claims during 1999 due to the implementation of the Company's NSP, described in Note 22 to the Consolidated Financial Statements. The Company expects that $150 million of insurance proceeds will be available to cover these costs. During 1998, the Company collected a federal income tax refund of approximately $85 million, which favorably impacted cash flow from operations during the year. Please see Notes 17 and 22 to the Consolidated Financial Statements.

Inventories at December 31, 1998 decreased $66 million, including $37 million for divestitures and non-cash write-offs during the third quarter of 1998, from the December 31, 1997 level of $503 million. Receivables at December 31, 1998 were $451 million, a 5% increase over the December 31, 1997 level, due largely to a $40 million increase in sales in December 1998 compared to December 1997. Receivables at December 31, 1998 also reflect a $39 million reduction attributable to the divestitures and non-cash write-offs during the third quarter of 1998. The increase in accounts payable and accrued liabilities from $814 million at December 31, 1997 to $942 million at December 31, 1998 favorably contributed to cash flow from operations during 1998. On an aggregate basis, receivables, inventory, and accounts payable and accrued liabilities at December 31, 1998, adjusted for the divestitures and non-cash write-offs during the third quarter of 1998, reflect improved working capital management during 1998.

At December 31, 1998, the Company's net working capital was negative $354 million and its current ratio was .81, compared to $121 million and 1.09, respectively, at December 31, 1997. A $500 million increase in the current portion of the reserve for asbestos litigation claims, due to the implementation of the Company's National Settlement Program, partially offset by the related income tax benefit, contributed to the decrease in net working capital at December 31, 1998.

The Company's total borrowings at December 31, 1998 were $1.626 billion, $112 million lower than at year-end 1997. Proceeds from the sale of businesses during 1998 were used to reduce debt as well as repurchase the Company's Trust Preferred Hybrid Securities during the year.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 1998, the Company had unused lines of credit of $1.307 billion available under long-term bank credit facilities and an additional $124 million under short-term facilities, compared to $884 million and $224 million, respectively, at year-end 1997. The net increase in unused available lines of credit reflects the Company's reduced borrowings at December 31, 1998 compared to December 31, 1997, offset partially by an agreed $200 million reduction in the maximum availability from the Company's long-term credit facility during the first quarter of 1998. Letters of credit issued under the facility, most of which support appeals from asbestos trials, also reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above. Please see Note 2 to the Consolidated Financial Statements.

During 1998, the Company implemented a debt realignment program intended to reduce financing costs. This program, which extended the average length of term debt from four years to ten years, included the issuance of a total of $950 million in new debt securities, the repurchase of the Company's $309 million of Trust Preferred Hybrid Securities and the retirement of $361 million of higher-rate debt securities. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million, incurred related non-cash costs of approximately $2 million, and recorded an extraordinary loss of approximately $39 million, or $.72 per share, net of related income taxes of $25 million. Please see Notes 2, 3 and 8 to the Consolidated Financial Statements.

Capital spending for property, plant and equipment, excluding acquisitions, was $253 million in 1998. The Company anticipates 1999 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $225 million, the majority of which is uncommitted. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Asbestos Litigation

Gross payments for asbestos litigation claims during 1998, including payments for claims settled in prior years and excluding amounts payable in future years, were $455 million. The 1998 expenditures include $92 million in defense and other costs. Proceeds from insurance were $47 million resulting in a net pretax cash outflow of $408 million ($245 million after-tax). The increase in 1998 expenditures from 1997 expenditures of approximately $300 million is principally attributable to payments in 1998 for claims resolved in prior years and to the fact that, in conjunction with the National Settlement Program negotiations in the fourth quarter of 1998, Owens Corning was able to achieve additional settlements on favorable terms of certain appeals and other pending claims earlier than anticipated. On December 15, 1998, Owens Corning announced a National Settlement Program (NSP) under which more than 176,000 asbestos claims against the Company will be resolved. Average payments per claim under the NSP are expected to be substantially lower than those experienced by Owens Corning in recent years. Settlement payments aggregating approximately $1.2 billion for cases pending against Owens Corning will be made over a period of up to five years, with most payments occurring in 1999 and 2000. Such payments will be made from the Company's available cash and credit resources. As a result of such payments, the Company's gross payments for asbestos litigation claims will increase in 1999 and 2000 over the levels experienced in recent years. However, such payments are expected to be substantially lower than historical levels in 2001 and subsequent years. The Company's total payments for asbestos litigation claims in 1999, including defense costs, are expected to be approximately $850 million, due principally to payments in conjunction with the NSP. Proceeds from insurance of $150 million are expected to be available to cover these costs resulting in a net pretax cash outflow of $700

ITEM 7.MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

million ($450 million after-tax). In addition to providing for the resolution of approximately 176,000 claims against Owens Corning, the NSP establishes administrative processing arrangements with participating law firms under which future asbestos claims will be resolved without litigation, with future claimants to receive specified amounts based on the type and severity of disease and other factors. Please see
Note 22 to the Consolidated Financial Statements.

Gross payments for asbestos litigation claims against Fibreboard during 1998 were approximately $129 million, all of which was paid directly by Fibreboard's insurers or from an escrow account funded by its insurers to claimants on Fibreboard's behalf. Fibreboard is a participant in the NSP and is a party to most of the NSP Agreements. If the Global Settlement is overturned by the United States Supreme Court, and the Insurance Settlement therefore becomes effective, it is anticipated that over 100,000 asbestos litigation claims pending against Fibreboard will be resolved under the NSP. Payments of such claims will be made over the next five years with most payments occurring in 1999 and 2000. Such payments will be made from the approximately $2.0 billion in funds available under the Insurance Settlement to resolve pending and future Fibreboard claims. Please see Notes 17 and 22 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank credit facilities, to be sufficient to satisfy its debt service obligations under its existing and anticipated indebtedness, its contingent liabilities for uninsured asbestos personal injury claims, as well as its capital expenditure programs and growth agenda.

Environmental Matters

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During 1998, the Company was designated as a PRP in such federal, state, local or private proceedings for nine additional sites. At December 31, 1998, a total of 37 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company has established a $30 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot determine the extent to which the Act will affect it. The Company anticipates that its sources to be regulated will include wool fiber glass, mineral wool, amino/phenolic resin, secondary aluminum smelting, asphalt processing and roofing, and metal coil coating. The EPA's currently announced schedule is to issue regulations covering wool fiber glass, mineral wool, amino/phenolic resin, secondary aluminum smelting, and asphalt processing and roofing in 1999, and metal coil coating in 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits,

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

Year 2000 Readiness

This information should be considered a Year 2000 Readiness
Disclosure.

Background

Some of the Company's existing information technology ("IT") systems and control systems containing embedded technology such as processors, controllers and microchips ("Non-IT") were originally programmed using two digits rather than four digits to define the applicable year. As a result, such systems, if not remediated, may experience miscalculations or disruptions when processing information containing dates that fall after December 31,1999 or other dates that could cause computer malfunctions (the "Year 2000 Issue").

The Company's State of Readiness

In recognition of the significance of the Year 2000 Issue, the Company formed a senior management team representing business units and business process functions including information technology, sourcing, logistics and legal. This team oversees the Company's efforts to assess and resolve the Year 2000 Issue. In addition, the Company's individual organizational units have developed, and are implementing, Year 2000 plans. These plans include assessment of all the Company's IT and Non-IT systems and an evaluation of the external environment to identify significant exposure areas and to develop appropriate remediation or other risk management approaches. The Company is also developing business continuity plans to assure that all of its operations are prepared in the case of an unexpected system or supplier failure.

IT Systems

The Company has been actively implementing new systems and technology on a worldwide basis since 1995 as part of its
Advantage 2000 program to improve productivity and operational efficiency. One objective of this initiative is to ensure all business transactions are supporting requirements to process data accurately in the year 2000 and beyond. The scope of this program has been continuously expanded to include each of the seventeen acquisitions made by the Company during the past five years.

To date, over 75% of the Company's IT systems are both ready for the year 2000 and are already in operation for daily business transaction processing. This has been accomplished through the comprehensive implementation of enterprise resource planning software across most of the Company's business units. The Company's schedule is to have updated or replaced all remaining IT systems by the end of second quarter 1999. Management expects that most of these remaining IT systems will be in full operation by the end of second quarter 1999 and that all will be in full operation by the end of the third quarter. All significant system changes are currently progressing to achieve this schedule.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-IT Systems

The Company has completed an inventory and assessment of substantially all of the Non-IT systems in its operating facilities. Those Non-IT systems that may fail as a result of the Year 2000 Issue have been identified. Corrective actions such as replacement, update or installation of vendor supplied upgrades are currently being performed. Concurrent with this renovation process, the Company is now testing Year 2000 corrections to ensure that Non-IT systems will function properly on key dates in accordance with testing methodologies which management believes are reasonable and reflective of practices employed by comparable companies. As with the IT systems discussed above, the Company plans to have all of the identified technology remediated and tested by the end of second quarter 1999. Most locations will also be operating with these remediated systems within the same time frame; all locations are expected to be using these systems for business operations by the end of third quarter 1999.

External Environment

The Company is working with its suppliers and customers to assess their level of Year 2000 readiness. This process includes both the receipt of confirmation documents as well as selective on-site visits. Critical suppliers have been identified; confirmations received, and now the Company is conducting visits, which are expected to be completed in first quarter 1999. Based upon results of the confirmations and visits, the Company expects to develop any required contingency plans by the end of the second quarter. Such contingency plans will include, as appropriate, using alternate suppliers that are Year 2000 ready.

Estimated Costs

The cumulative cost of systems replacement, remediation and update from 1995 through 1998 has been approximately $145 million, including technology, design and development, and related training and deployment in business locations. The Company currently estimates that its remaining costs to assess and resolve the Year 2000 Issue including the replacement and remediation at all remaining locations are in the range of $25 million to $30 million. These cost estimates are based on currently available information, and may be subject to change.

Risks

If needed modifications and upgrades of systems are not made on a timely basis by the Company or its materially significant suppliers, the Company could experience significant disruptions to one or more of its operations, financial loss, legal liability and similar risks, any of which could have a material adverse effect on the Company's results of operations or financial position. The Company believes that the most reasonably likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver product to customers. In view of the Company's Year 2000 readiness program, including contingency and continuity plans, the Company believes that significant disruptions are unlikely and that any disruptions would be both short-term and manageable.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
          MARKET RISK

Market Risk

The Company is exposed to the impact of changes in foreign currency exchange rates and interest rates in the normal course of business. The Company manages such exposures through the use of certain financial and derivative financial instruments. The Company's objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

The Company enters into various forward contracts and options, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions and earnings. The Company also enters into certain currency and interest rate swaps to protect the carrying amount of its investments in certain foreign subsidiaries, to hedge the principal and interest payments of certain debt instruments, and to manage its exposure to fixed versus floating interest rates.

The Company's policy is to use foreign currency and interest rate derivative financial instruments only to the extent necessary to manage exposures as described above. The
Company does not enter into foreign currency or interest rate derivative transactions for speculative purposes.

The Company uses a variance-covariance Value at Risk (VAR) computation model to estimate the potential loss in the fair value of its interest rate-sensitive financial instruments and its foreign currency-sensitive financial instruments.
The  VAR  model uses historical foreign exchange  rates  and interest rates as an estimate of the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques.

The amounts presented below represent the maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

     Risk Category                         Amount
                                   (In millions of dollars)
     Foreign currency                       $ 1
     Interest rate                          $ 8

Virtually all of the $8 million potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages  35  through  90  hereof  are  incorporated  here   by
reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.


                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

The information required by this Item is incorporated by reference from the Company's 1999 Proxy Statement except that certain information concerning Owens Corning's executive officers is included on pages 13 through 14 hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's 1999 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this Item is incorporated by reference from the Company's 1999 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's 1999 Proxy Statement.

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

 1.  See Index to Financial Statements on page 34 hereof

 2. See Index to Financial Statement Schedules on page 91 hereof

 3.  See Exhibit Index beginning on page 93 hereof

   Management   contracts   and   compensatory   plans   and
   arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K are denoted in the Exhibit
   Index by an asterisk ("*").

(b)                     REPORTS ON FORM 8-K

   During the fourth quarter of 1998, the Company filed the following current reports on Form 8-K:

   (i) Dated October 14, 1998, under Item 2, "Acquisition or Disposition of Assets", and Item 7, "Financial Statements and Exhibits", and including the following financial statements and notes of Owens Corning:

       - Pro Forma Balance Sheet as of June 30, 1998 (unaudited)
       - Pro Forma Statement of Income for the six months ended June 30, 1998 (unaudited)
       - Pro Forma Statement of Income for the year ended December 31, 1997 (unaudited)
       - Notes to  pro forma financial statements (unaudited)

  (ii) Dated December 15, 1998, under Item 5, "Other Events"

                         Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By   /s/ Glen H. Hiner                         Date   March 11, 1999
     Glen H. Hiner, Chairman of the Board
     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ Glen H. Hiner                          Date  March 11, 1999
     Glen H. Hiner, Chairman of the Board,
     Chief Executive Officer and Director

     /s/ Thurston Roach                         Date  March 11, 1999
     J. Thurston Roach, Senior Vice
     President and Chief Financial Officer

     /s/ Steven J. Strobel                      Date  March 11, 1999
     Steven J. Strobel, Vice President and
     Controller

     /s/ Curtis H. Barnette                    Date  March 12, 1999
     Curtis H. Barnette, Director

     /s/ Norman P. Blake, Jr.                   Date  March 12, 1999
     Norman P. Blake, Jr., Director

                                                Date
     Gaston Caperton, Director

                                                Date
     Leonard S. Coleman, Jr., Director

     /s/ William W. Colville                    Date  March 12, 1999
     William W. Colville, Director

     /s/ John H. Dasburg                        Date  March 12, 1999
     John H. Dasburg, Director

     /s/ Landon Hilliard                        Date  March 11, 1999
     Landon Hilliard, Director

     /s/ Jon M. Huntsman, Jr.                   Date  March 12, 1999
     Jon M. Huntsman, Jr., Director

     /s/ Ann Iverson                            Date  March 11, 1999
     Ann Iverson, Director

                                                Date
     W. Walker Lewis, Director

     /s/ Furman C. Moseley                      Date  March 15, 1999
     Furman C. Moseley, Jr., Director

     /s/ W. Ann Reynolds                        Date  March 12, 1999
     W. Ann Reynolds, Director

                INDEX TO FINANCIAL STATEMENTS

Item                                                         Page

Report of Independent Public Accountants.......................35

Summary of Significant Accounting Policies..................36-37

Consolidated Statement of Income - for the
 years ended December 31, 1998, 1997 and 1996...............38-39

Consolidated Statement of Comprehensive Income -
 for the years ended December 31, 1998, 1997 and 1996..........40

Consolidated Balance Sheet - December 31, 1998 and 1997.....41-42

Consolidated Statement of Stockholders' Equity -
 for the years ended December 31, 1998, 1997 and 1996..........43

Consolidated Statement of Cash Flows - for the years
 ended December 31, 1998, 1997 and 1996.....................44-45

Notes to Consolidated Financial Statements
 Notes 1 through 23.........................................46-90

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Owens Corning:

We have audited the accompanying consolidated balance sheet of OWENS CORNING (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Corning and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



January 25, 1999
Toledo, Ohio

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

Goodwill

Goodwill is carried at cost, less accumulated amortization, and is amortized on a straight-line basis over a period of forty years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows of the related business over the remaining life of the goodwill in assessing whether the goodwill is recoverable.

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

Stock Based Compensation Plans

The Company applies Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board
Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123.

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

Reclassifications

Certain reclassifications have been made to 1997 and 1996 to conform with the classifications used in 1998.

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                        1998     1997    1996
                                                      (In millions of dollars,
                                                         except share data)

NET SALES                                              $5,009   $4,373  $3,832
COST OF SALES                                           3,944    3,482   2,840
   Gross margin                                         1,065      891     992

OPERATING EXPENSES

 Marketing and administrative expenses                    587      544     500
 Science and technology expenses (Note 12)                 57       69      84
 Provision for asbestos litigation claims (Note 22)     1,415        -     875
 Restructure costs (Note 4)                               117       68      38
 Other (Note 4)                                            72       28      23

   Total operating expenses                             2,248      709   1,520

Gain on sale of assets (Note 5)                           359        -      37

INCOME (LOSS) FROM OPERATIONS                            (824)     182    (491)

Cost of borrowed funds (Notes 2, 3 and 21)                140      111      77

INCOME (LOSS) BEFORE PROVISION (CREDIT)
 FOR INCOME TAXES                                        (964)      71    (568)

Provision (credit) for income taxes (Note 11)            (306)       9    (283)

INCOME (LOSS) BEFORE MINORITY INTEREST
 AND EQUITY IN NET INCOME OF AFFILIATES                  (658)      62    (285)

Minority interest (Notes 7 and 8)                         (16)     (11)     (8)

Equity in net income of affiliates (Note 15)                8       11       9

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE             (666)      62    (284)

Extraordinary loss (Note 2)                               (39)       -       -

Cumulative effect of accounting change (Note 6)             -      (15)      -

NET INCOME (LOSS)                                       $(705)   $  47   $(284)


The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (Continued)

                                                      1998    1997    1996
                                                  (In millions of dollars,
                                                      except share data)

NET INCOME PER COMMON SHARE (Note 19)

Basic:

 Income (loss) before extraordinary item and
    cumulative effect of accounting change        $(12.44)   $ 1.18   $ (5.54)

 Extraordinary loss (Note 2)                         (.72)        -         -

 Cumulative effect of accounting change (Note 6)        -      (.29)        -
   Net income (loss) per share                    $(13.16)   $  .89   $ (5.54)

Diluted:

 Income (loss) before extraordinary item and
    cumulative effect of accounting change        $(12.44)   $ 1.17   $ (5.54)

 Extraordinary loss (Note 2)                         (.72)        -         -

 Cumulative effect of accounting change (Note 6)        -      (.29)        -

 Net income (loss) per share                      $(13.16)   $  .88   $ (5.54)

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

  Basic                                              53.6      52.9      51.3
  Diluted                                            53.6      53.5      51.3

The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                   1998       1997      1996

Net income (loss)                                $ (705)     $  47    $ (284)

Other comprehensive income, net of tax:
  Foreign currency translation adjustments            6(a)     (46)      (14)(b)
  Minimum pension liability adjustment
     (net of taxes of $1 million in 1998)             1          -         -
  Hedging gains/(losses)                             (4)        10         4

Other comprehensive income (loss)                     3        (36)      (10)

Comprehensive income (loss)                      $ (702)     $  11    $ (294)

(a) Includes certain reclassifications to net income due to the sale or disposition of certain businesses, the impact of which was not material to other comprehensive income.

(b) Includes $17 million reclassification as an increase to in come from operations due to the sale of the Company's ownership interest in Asahi Fiber Glass Co., Ltd. (Note
     5).

During  1998,  the Company adopted Statement of  Financial
Accounting  Standards  No.  130, "Reporting  Comprehensive
Income"  (SFAS 130).  Comprehensive income is  defined  as
the  change  in equity of a business enterprise  during  a
period   from   transactions   and   other   events    and
circumstances  from  nonowner sources.   It  includes  all
changes  in equity during a period except those  resulting
from  investments by owners and distributions  to  owners.
SFAS 130 requires that the Company classify items of other
comprehensive  income  by their nature  in  the  financial
statements  and display the accumulated balance  of  other
comprehensive   income  separately  in  the  stockholders'
equity section of the Company's consolidated balance sheet.


The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1998 AND 1997


ASSETS                                                       1998      1997
                                                        (In millions of dollars)
CURRENT

Cash and cash equivalents                                   $  54     $  58
Receivables, less allowances of $23 million
 in 1998 and $20 million in 1997 (Note 13)                    451       432
Inventories (Note 14)                                         437       503
Insurance for asbestos litigation claims - current
 portion (Note 22)                                            150       100
Deferred income taxes (Note 11)                               293       160
Assets held for sale (Note 5)                                   -        41
Income tax receivable (Note 11)                               117        96
Other current assets                                           27        38
 Total current                                              1,529     1,428
OTHER

Insurance for asbestos litigation claims (Note 22)            260       357
Asbestos costs to be reimbursed - Fibreboard (Note 22)         74       116
Deferred income taxes (Note 11)                               608       328
Goodwill, less accumulated amortization of $78
 million in 1998 and $45 million in 1997 (Notes 4 and 5)      762       778
Investments in affiliates (Notes 4 and 15)                     45        52
Other noncurrent assets (Note 10)                             205       184
   Total other                                              1,954     1,815


PLANT AND EQUIPMENT, at cost

Land                                                           64        66
Buildings and leasehold improvements                          701       676
Machinery and equipment                                     2,476     2,629
Construction in progress                                      257       214
                                                            3,498     3,585
Less:  Accumulated depreciation                            (1,880)   (1,832)
 Net plant and equipment                                    1,618     1,753
TOTAL ASSETS                                               $5,101    $4,996


  The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1998 AND 1997
                         (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY                        1998      1997
                                                       (In millions of dollars)
CURRENT

Accounts payable and accrued liabilities
 (Note 16)                                               $   942    $  814
Reserve for asbestos litigation claims -
 current portion (Note 22)                                   850       350
Short-term debt (Note 3)                                      69        23
Long-term debt - current portion (Note 2)                     22       120

     Total current                                         1,883     1,307

LONG-TERM DEBT (Note 2)                                    1,535     1,595

OTHER

Reserve for asbestos litigation claims (Note 22)           1,780     1,320
Asbestos-related liabilities - Fibreboard (Note 22)           79       123
Other employee benefits liability (Note 9)                   326       335
Pension plan liability (Note 10)                              55        65
Other                                                        364       165
 Total other                                               2,604     2,008
COMMITMENTS AND CONTINGENCIES
 (Notes 18, 21 and 22)

COMPANY OBLIGATED SECURITIES OF ENTITIES
   HOLDING SOLELY PARENT DEBENTURES
   (Notes 7 and 8)                                           194       503

MINORITY INTEREST                                             19        24

STOCKHOLDERS' EQUITY

Preferred stock, no par value; authorized
 8 million shares, none outstanding (Note 20)
Common stock, par value $.10 per share;
 authorized 100 million shares; issued
 1998-54.3 million and 1997-53.6 million
 shares (Notes 5 and 19)                                     679       657
Deficit                                                   (1,762)   (1,041)
Accumulated other comprehensive income                       (37)      (40)
Other (Note 19)                                              (14)      (17)
     Total stockholders' equity                           (1,134)     (441)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                  $ 5,101   $ 4,996



   The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                      1998      1997     1996
COMMON STOCK                                         (In millions of dollars)


Balance beginning of year                           $  657    $  606    $ 579
Issuance of stock for:
 Acquisitions (Note 5)                                   -        16       20
 Awards under stock compensation plans (Note 19)        22        35        7

Balance end of year                                    679       657      606

DEFICIT

Balance beginning of year                           (1,041)   (1,072)    (781)
Net income (loss)                                     (705)       47     (284)
Cash dividends declared                                (16)      (16)      (7)
Balance end of year                                 (1,762)   (1,041)  (1,072)

ACCUMULATED OTHER COMPREHENSIVE
 INCOME

Balance beginning of year

 Currency translation adjustment                       (47)       (1)      13
 Minimum pension liability adjustment                   (3)       (3)      (3)
 Deferred gains (losses) on hedges                      10         -       (4)

Total beginning balance                                (40)       (4)       6

Adjustments

 Currency translation adjustment                         6       (46)     (14)
 Minimum pension liability adjustment                    1         -        -
 Deferred gains (losses) on hedges                      (4)       10        4

Total adjustments                                        3       (36)     (10)

Balance end of year

 Currency translation adjustment                       (41)      (47)      (1)
 Minimum pension liability adjustment                   (2)       (3)      (3)
 Deferred gains (losses) on hedges                       6        10        -

Total balance end of year                              (37)      (40)      (4)

OTHER

Balance beginning of year                              (17)      (14)     (16)
Net increase (decrease)                                  3        (3)       2

Balance end of year                                    (14)      (17)     (14)

STOCKHOLDERS' EQUITY                               $(1,134)   $ (441)  $ (484)


The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     1998     1997    1996
                                                   (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

 Net income (loss)                                $ (705)   $  47   $ (284)

 Reconciliation of net cash provided
  by operating activities:

  Noncash items:
   Provision for asbestos litigation claims
     (Note 22)                                     1,415        -      875
   Extraordinary loss from early retirement
     of debt (Note 2)                                 39        -        -
   Cumulative effect of accounting change
     (Note 6)                                          -       15        -
   Provision for depreciation and
     amortization                                    197      173      141
   Provision (credit) for deferred
      income taxes (Note 11)                        (416)     110     (258)
   Gain on sale of assets (Note 5)                  (359)       -      (37)
   Other (Note 4)                                    122       49       35
 (Increase) decrease in receivables (Note 13)        (58)      57       20
 (Increase) decrease in inventories                   16       60      (71)
 Increase (decrease) in accounts payable
   and accrued liabilities                           120      (60)     103
 Disbursements of VEBA trust                           -       19       45
 Proceeds from insurance for asbestos
  litigation claims, excluding Fibreboard
  (Note 22)                                           47       97      101
 Payments for asbestos litigation claims,
  excluding Fibreboard (Note 22)                    (455)    (300)    (267)
 Other                                               161     (136)     (68)

 Net cash flow from operations                       124      131      335

NET CASH FLOW FROM INVESTING

 Additions to plant and equipment                   (253)    (227)    (325)
 Investment in subsidiaries, net of
 cash acquired (Note 5)                                -     (564)     (70)
 Proceeds from the sale of affiliate or business
  (Notes 5 and 15)                                   668        -       55
  Other                                              (33)      (8)     (20)

Net cash flow from investing                       $ 382    $(799)   $(360)


     The accompanying summary of significant accounting policies and notes are an integral part of this statement.

               OWENS CORNING AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (Continued)

                                                1998      1997      1996
                                         (In millions of dollars)
NET CASH FLOW FROM FINANCING
 (Notes 2, 3 and 8)

 Net additions (reductions) to long-term
  credit facilities                           $ (635)   $  796    $   39
 Other additions to long-term debt               971       108        22
 Other reductions to long-term debt             (494)     (133)      (43)
 Net increase (decrease) in short-term debt       41       (81)       32
 Repurchase of trust preferred hybrid
   securities                                   (309)        -         -
 Premiums paid for early retirement of debt      (62)        -         -
 Dividends paid                                  (16)      (14)       (3)
 Other                                            (4)        6         3

    Net cash flow from financing                (508)      682        50

 Effect of exchange rate changes on cash          (2)       (1)        2

 Net increase (decrease) in cash and cash
   equivalents                                    (4)       13        27
Cash and cash equivalents at beginning
 of year                                          58        45        18

Cash and cash equivalents at end of year       $  54     $  58     $  45


   The accompanying summary of significant accounting policies and notes are an integral part of this statement.





                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Segment Data

During   1998,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise  and Related Information" (SFAS 131).  In accordance with  SFAS  131,  the  Company has  identified  two  reportable operating  segments and has reported financial and  descriptive information about each of those segments below on a basis  that is  used  internally  for  evaluating segment  performance  and deciding how to allocate resources to those segments.

To  determine its reportable operating segments, the  Company's management  identified  each  component  of  the  Company  that engages in business activities from which it earns revenue  and incurs  expenses,  whose results are regularly  reviewed  by  a chief  operating decision maker to determine the allocation  of resources to these businesses, and for which discrete financial information  is  available,  each  of  which  is  an  operating
segment.   The Company has aggregated those operating  segments
which have similar economic characteristics and are similar  in the  nature  of products and services, the nature of production processes, the type or class of customer for their products and services, and the methods used to distribute their products  or provide their services.

The Company's two reportable operating segments are defined as follows:

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

Intersegment sales, which include sales of Composite  Materials to  Building  Materials, are generally recorded  at  market  or equivalent value and are included in the internal evaluation of
segment   performance.   Income  (loss)  from   operations   by
operating segment consists of net sales less related costs  and expenses  and  is presented on a basis that is used  internally for  evaluating  segment  performance.  Certain  categories  of expenses  such  as  cost of borrowed funds,  general  corporate expenses or income, and certain non-recurring expense or income items  are  excluded  from the internal evaluation  of  segment
performance.   Accordingly, these items are  not  reflected  in
income  (loss)  from  operations for the  Company's  reportable
operating  segments.   Please refer to  the  reconciliation  of
reportable   operating  segment  income  from   operations   to
consolidated  income before income taxes below  for  additional information about such items.

Total  assets by reportable operating segment are those  assets that  are  used  in the Company's operations in each  operating
segment  and do not include general corporate assets.   General
corporate   assets   consist  primarily  of   cash   and   cash
equivalents,  deferred  taxes, asbestos assets,  and  corporate property and equipment.  Please refer to the reconciliation  of reportable  operating  segment  assets  to  consolidated  total assets below for additional information about such items.

External customer sales by geographic region are attributed based upon the location from which the product is shipped.
Long-lived assets by geographic region are attributed based upon the location of the assets.






                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

1.  Segment Data (Continued)



NET SALES                                       1998       1997       1996
                                                 (In millions of dollars)
Reportable Operating Segments

 Building Materials
    United States                             $ 3,436    $ 2,704   $ 2,253
    Europe                                        272        301       284
    Canada and other                              219        212       145

  Total Building Materials                      3,927      3,217     2,682

 Composite Materials
    United States                                 686        707       723
    Europe                                        372        392       400
    Canada and other                              135        157       137

  Total Composite Materials                     1,193      1,256     1,260

  Total Reportable Operating Segments           5,120      4,473     3,942

Reconciliation to Consolidated Net Sales
 Composite Materials U.S. sales to
  Building Materials U.S.                        (111)      (100)     (110)

  Net Sales                                   $ 5,009    $ 4,373   $ 3,832

External Customer Sales by Geographic Region

  United States                               $ 4,011    $ 3,311   $ 2,866
  Europe                                          644        693       684
  Canada and other                                354        369       282

  Net Sales                                   $ 5,009    $ 4,373   $ 3,832

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

1.  Segment Data (Continued)

INCOME (LOSS) FROM OPERATIONS                    1998       1997       1996
                                                  (In millions of dollars)
Reportable Operating Segments

 Building Materials
  United States                                 $ 287      $ 172      $ 247
  Europe                                           14          5         21
  Canada and other                                 10         (5)        13

    Total Building Materials                      311        172        281

 Composite Materials
  United States                                   167        166        174
  Europe                                           24         (7)        46
  Canada and other                                 11          6         19

    Total Composite Materials                     202        165        239

  Total Reportable Operating Segments           $ 513      $ 337      $ 520

Geographic Regions

  United States                                 $ 454      $ 338      $ 421
  Europe                                           38         (2)        67
  Canada and other                                 21          1         32

     Total Reportable Operating Segments        $ 513      $ 337      $ 520

Reconciliation to Consolidated Income (Loss)
Before Provision for Income Taxes

  Restructuring and other charges (Note 4)       (243)      (143)       (85)
  Asbestos litigation claims (Note 22)         (1,415)         -       (875)
  Gain on sale of affiliate or business
    (Note 5)                                      359          -         37
  General corporate expense                       (38)       (12)       (88)
  Cost of borrowed funds                         (140)      (111)       (77)

    Consolidated Income (loss) before
      provision for income taxes                $(964)     $  71      $(568)

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

1.  Segment Data (Continued)

TOTAL ASSETS                                            December 31,
                                                 1998       1997       1996
                                                  (In millions of dollars)
Reportable Operating Segments

 Building Materials
  United States                                $1,894     $2,066     $1,033
  Europe                                          279        268        239
  Canada and other                                220        330        243

     Total Building Materials                   2,393      2,664      1,515

 Composite Materials
  United States                                   331        438        405
  Europe                                          244        260        355
  Canada and other                                163        164        206

      Total Composite Materials                   738        862        966

 Total Reportable Operating Segments           $3,131     $3,526     $2,481

Reconciliation to Consolidated Total Assets

 Asbestos insurance asset                         484        573        554
 Deferred income taxes                            901        488        580
 Income tax receivable                            117         96          4
 Cash and cash equivalents                         54         58         45
 Investments in affiliates                         45         52         64
 LIFO inventory valuation adjustment              (56)       (74)       (82)
 Other general corporate assets                   425        277        267

      Consolidated Total Assets                $5,101     $4,996     $3,913

LONG-LIVED ASSETS BY GEOGRAPHIC REGION

 United States                                 $1,698     $1,792     $1,098
 Europe                                           371        357        381
 Canada and other                                 311        382        329

       Total Long-Lived Assets                 $2,380     $2,531     $1,808

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

1.  Segment Data (Continued)


PROVISION FOR DEPRECIATION
 AND AMORTIZATION                                1998        1997       1996
                                                   (In millions of dollars)
Reportable Operating Segments

 Building Materials
   United  States                               $  96      $  72       $  57
   Europe                                          20         18          16
   Canada and other                                12         16           7

     Total Building Materials                     128        106          80

 Composite Materials
   United  States                                  19         24          22
   Europe                                          18         18          18
   Canada and other                                11          9           9

     Total Composite Materials                     48         51          49

 Total Reportable Operating Segments            $ 176      $ 157       $ 129

 Geographic Regions

   United States                                $ 115      $  96       $  79
   Europe                                          38         36          34
   Canada and other                                23         25          16

 Total Reportable Operating Segments            $ 176      $ 157       $ 129

 Reconciliation to Consolidated Provision for Depreciation and Amortization

   General corporate depreciation and
     amortization                                  21         16          12

     Consolidated Provision for Depreciation
       and Amortization                         $ 197      $ 173       $ 141

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

1.  Segment Data (Continued)

ADDITIONS TO LONG-LIVED ASSETS

ADDITIONS TO PLANT AND EQUIPMENT

                                                 1998       1997       1996
                                                  (In millions of dollars)
Reportable Operating Segments

 Building Materials
  United States                                 $ 117      $  82      $  95
  Europe                                           15         18         10
  Canada and other                                 17         29         36

    Total Building Materials                      149        129        141

 Composite Materials
  United States                                    32         21         63
  Europe                                           35         14         30
  Canada and other                                  4         17         34

     Total Composite Materials                     71         52        127

 Total Reportable Operating Segments            $ 220      $ 181      $ 268

Geographic Regions

 United States                                  $ 149      $ 103      $ 158
 Europe                                            50         32         40
 Canada and other                                  21         46         70

   Total Reportable Operating Segments          $ 220      $ 181      $ 268


ADDITIONS TO GOODWILL (1)                           -        446         17

   Total Additions to Long-Lived Assets
     of Reportable Operating Segments           $ 220      $ 627      $ 285

(1) During 1997, the Company made certain acquisitions (Note 5) which included cash expenditures for goodwill of $446 million, of which $431 million was in Building Materials in the U.S., $9 million was in Composite Materials in the U.S., and $6 million was in Building Materials in Europe. During 1996, cash expenditures for goodwill associated with acquisitions were $17 million, of which $10 million is attributable to Building Materials in Europe, $3 million is attributable to Building Materials in Africa, and $4 million is attributable to Composite Materials in Africa.

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

2.  Long-Term Debt

                                                        1998           1997
                                                     (In millions of dollars)
  U.S. credit facility due in
   2002, variable                                    $   259        $   899
  Asian credit facility due in
   2003, variable                                         29              -
  European credit facilities due in
   1999, variable                                         10             34
  Debentures due in 2005, 7.5%                           300              -
  Debentures due in 2008, 7.7%                           250              -
  Debentures due in 2018, 7.5%                           400              -
  Guaranteed debentures due in 2001, 10%                  42            150
  Debentures due in 2002, 8.875%                          40            150
  Debentures due in 2012, 9.375%                           7            150
  Guaranteed debentures due in 1998, 9.8%                  -            100
  U.S. medium term notes due in 2000, 7.0%                60             60
  Bonds due in 2000, 7.25%, payable in
   Deutsche marks (Note 21)                               50             50
  Eurobonds due through 2001, 9.814% (Note 21)            36             46
  Other long-term debt due through 2012,
   at rates from 5.375% to 12.47%                         74             76
                                                       1,557          1,715
    Less: Current portion                                (22)          (120)

      Total long-term debt                            $1,535         $1,595

In 1998, the Company amended its long-term revolving credit agreement and reduced the maximum commitment equivalent to $1.8 billion, of which portions can be denominated in Canadian dollars, Belgian francs or British pounds subject to the provisions of the agreement. The agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates. The commitment fee, charged on the entire commitment, is a sliding scale based on credit ratings and was .25% at December 31, 1998. As of December 31, 1998, $234 million of this facility was used for standby letters of credit and $1.307 billion was unused. The average rate of interest on this facility was 6.25% at December 31, 1998.

The Asian credit facility is payable in U.S. dollars and has an aggregate commitment of 45 million U.S. dollars. The rate of interest on this facility at December 31, 1998 was 6.29%. The commitment fee on the unused portions of the facility was
 .375% at December 31, 1998.

The European credit facility is payable in U.S. dollars and has an aggregate commitment of 10 million U.S. dollars. The rate of interest on this facility at December 31, 1998 was 5.22%. The commitment fee on the unused portions of the facility was
 .1% at December 31, 1998.

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

2. Long Term Debt (Continued)

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

During the second quarter of 1998, the Company issued two series of debt securities for an aggregate principal amount of $550 million. The first series, representing $300 million of the securities, is due May 1, 2005 and bears an annual rate of interest of 7.5%, payable semiannually. The second series, representing $250 million of the securities, is due May 1, 2008 and bears an annual rate of interest of 7.7%, payable semiannually. Both series of securities (the "Notes") were issued as unsecured obligations of the Company and are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes or (ii) the sum of the present values of the remaining scheduled payments of principal and interest at prevailing market rates.

During the third quarter of 1998, the Company issued a series of debt securities (the "debentures") as unsecured obligations of the Company for an aggregate principal amount of $400 million. The debentures bear an annual rate of interest of 7.5%, payable semiannually, and mature on August 1, 2018. The debentures are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such debentures or (ii) the sum of the present values of the remaining scheduled payments of principal and interest at prevailing market rates. The proceeds from the issuance of the debentures, net of issuance costs, were approximately $395 million. The Company used the net proceeds to pay for the principal and premium amounts of the tender offers of certain other debt securities of the Company described below.

During the third quarter of 1998, the Company commenced cash tender offers (the "tender offers") for an aggregate principal amount of $450 million for the following debt securities: the $150 million aggregate principal amount of the Company's 8 7/8% Debentures due 2002, the $150 million aggregate principal amount of the Company's 9 3/8% Debentures due 2012, and the $150 million aggregate principal amount of the Company's 10% Debentures due 2001. The tender offers were completed on August 3, 1998 and as of that date, approximately $361 million of these Debentures had been tendered. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million, incurred non-cash costs of approximately $2 million, and recorded an extraordinary loss of approximately $39 million, or $.72 per share, net of related income taxes of $25 million.

Additionally, during the third quarter of 1998, the Company repurchased its $309 million of Trust Preferred Hybrid Securities at face value which had been issued in October 1997 as payment for the Company's acquisition of the assets of AmeriMark and also repaid $100 million of other debt which matured in August 1998.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

2.  Long Term Debt (Continued)

The aggregate maturities and sinking fund requirements for all long-term debt issues for each of the five years following December 31, 1998 are:

                                Credit      Other Long-
       Year                   Facilities     Term Debt
                              (In millions of dollars)

       1999                      $ 10         $  12
       2000                         -           133
       2001                         -            63
       2002                       259            81
       2003                        29             1


3.Short-Term Debt

                                           1998          1997
                                        (In millions of dollars)

  Balance outstanding at December 31      $  69         $  23

  Weighted average interest rates on
   short-term debt outstanding at
   December 31                              6.4%          5.9%

The  Company had unused short-term lines of credit  totaling
$124 million and $224 million at December 31, 1998 and 1997, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

4. Restructuring of Operations and Other Actions

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

The $148 million pretax charge in the third quarter of 1998 was comprised of a $30 million charge associated with the restructuring of the Company's business segments and a $118 million charge associated with other actions, the majority of which represent asset impairments. The $30 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $118 million charge for other actions is comprised of a $60 million charge to cost of sales, a $4 million charge to marketing and administrative expenses, and a $54 million charge to other operating expenses. The components of the restructure charge include $9 million for personnel reductions and $21 million for the divestiture of non-strategic businesses and facilities, of which $20 million represents non-cash asset write-downs to estimated fair value and $1 million represents exit cost liabilities, comprised primarily of lease commitments. The $9 million for personnel reductions represents severance costs associated with the elimination of approximately 400 positions, primarily in the U.S. and Asia. The primary groups affected include manufacturing and administrative personnel. As of December 31, 1998, approximately $1 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 200 positions, the majority of whose severance payments will be made over the course of 1999. No charges have been made against exit cost liabilities and no adjustments have been made to the liability.

The components and classification of the $118 million of other actions, of which $103 million represents non-cash asset revaluations, include: $30 million to write down to fair value certain manufacturing assets held for use in China, due primarily to poor current and projected financial results, recorded as cost of sales; $15 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $17 million for the write-down of an investment in and the write-off of a receivable from a joint venture in Korea to reflect the current business outlook and the fair market value of the assets, recorded as other operating expenses; $12 million for the write-down of goodwill associated with the 1995 acquisition of Fiber-lite, determined to be unrecoverable due to a change in market conditions and customer demand, recorded as other operating expenses; and $9 million for the write-down of certain assets in the U.S. to fair market value, recorded as cost of sales. The Company plans to hold and use the investments but disposed of the equipment in 1998. Also included in the $118 million charge for other actions are $13 million for the write-off of certain receivables in the U.S. and Asia determined to be uncollectable, recorded as cost of sales and other operating expenses; and $22 million for other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

4. Restructuring of Operations and Other Actions (Continued)

During the first quarter of 1998, the Company recorded a $95 million pretax charge for restructuring and other actions as the second phase of the Company's strategic restructuring program to enhance manufacturing productivity and reduce overhead.

The $95 million pretax charge in the first quarter of 1998 was comprised of an $87 million charge associated with the restructuring of the Company's business segments and an $8 million charge associated with other actions. The $87 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $8 million charge for other actions is comprised of a $5 million charge to cost of sales and a $3 million charge to marketing and administrative expenses. The components of the restructure charge include $81 million for personnel reductions and $6 million for the divestiture of non-strategic businesses and facilities, of which $2 million represents exit cost liabilities, comprised primarily of lease commitments. The $81 million for personnel reductions represents severance costs associated with the elimination of approximately 1,500 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of December 31, 1998, approximately $51 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 1,500 employees, the majority of whose severance payments were made over the course of 1998, and approximately $2 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

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

The $25 million for personnel reductions during the fourth quarter of 1997 represents severance costs associated with the elimination of nearly 550 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of December 31, 1998, approximately $20 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 550 employees, the majority of whose severance payments were made over the course of 1998, and approximately $8 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

4. Restructuring of Operations and Other Actions (Continued)

The components of the $75 million of other actions during the fourth quarter of 1997 and their classification on the Company's 1997 consolidated statement of income are as follows: $17 million for the write off of certain assets and investments associated with unconsolidated joint ventures in Spain and Argentina due primarily to poor current and projected financial results and the expected loss of local partners, recorded as other operating expenses; $12 million for the write-down of certain investments in mainland China to reflect the current business outlook and the fair market value of the investments, recorded as cost of sales; $24 million to write down to net realizable value equipment -and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $8 million for a supplemental employee retirement plan approved by the Board of Directors in December 1997, recorded as marketing and administrative expenses; $5 million for the write-off of an insurance receivable that was determined to be uncollectable after judicial rejection of the Company's claim, recorded as other operating expenses; and $9 million for several other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses. The Company plans to hold and use the investments but has disposed of most of the equipment in 1998.

The following table summarizes the status of the liabilities from  the  restructure  program described  above,  including
cumulative  spending  and  adjustments  and  the   remaining
balance as of December 31, 1998:

(In millions of dollars)                 Beginning      Total       Ending
                                         Liability     Payments    Liability
Personnel Costs                            $ 115        $ (72)      $   43
Facility and Business Exit Costs              16          (10)           6
Other                                          2           (2)           -

Total                                      $ 133        $ (84)      $   49

During the fourth quarter of 1996, the Company recorded a $43 million pretax charge for restructuring and other actions which included the costs associated with a work force realignment, a replacement of computer technology as well as asset valuations and expenses related to exited businesses. The $43 million pretax charge was comprised of a $38 million restructure charge and a $5 million charge related to an exited business. The components of the restructure charge included $20 million for personnel reductions, $8 million in computer technology and $10 million for asset valuations and exited businesses. The $20 million for personnel reductions represented severance costs associated with the elimination of nearly 400 positions worldwide. The primary employee group affected was manufacturing personnel. At December 31, 1998, there is no remaining balance in the reserve.

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

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5.         Acquisitions and Divestitures of Business

Acquisitions

During 1997, the Company made several acquisitions in the Building Materials segment in the United States and Europe and two acquisitions in the Composite Materials segment in the United States and Canada. These acquisitions were consummated through the exchange of various combinations of common stock, cash, and trust preferred hybrid securities (Note 8) for an aggregate purchase price of $886 million. The largest of these was the acquisition of Fibreboard Corporation (Fibreboard), a North American manufacturer of vinyl siding and accessories, as well as manufactured stone, which operates more than 130 company-owned distribution centers in 32 states. The purchase price of this acquisition was $660 million, including debt assumed of $138 million and was consummated by the exchange of cash for all of the outstanding common shares of Fibreboard at a price of $55 per share. At the time of acquisition, management formulated a plan to divest Fibreboard's calcium silicate insulation and metal jacket business (Pabco), the assets of which were included in assets held for sale on the Company's consolidated balance sheet at December 31, 1997. During the first quarter of 1998, the Company sold Pabco for approximately $37 million, of which $31 million was received in cash and $6 million as a note receivable. The Company collected the entire $6 million note receivable during 1998.

The second largest acquisition in 1997 was the acquisition of AmeriMark Building Products, Inc. (AmeriMark), a specialty building products company serving the exterior residential housing industry. The acquisition was completed for a purchase price of $317 million and was consummated by the exchange of $309 million in trust preferred hybrid securities and $8 million in cash for the net assets of AmeriMark.

The Company completed four additional acquisitions during 1997 in the U.S., Europe and Canada. The aggregate purchase price of these acquisitions was $47 million. These acquisitions exchanged 340,000 shares of the Company's common stock and $34 million in cash. Additionally, during 1997, the Company issued 178,218 shares of its common stock as a final adjustment to certain of its 1995 acquisitions.

During 1996 the Company also made several acquisitions in the Building Materials segment in the United States, Canada and Europe. The 1996 acquisitions exchanged 472,250 shares of the Company's common stock and $69 million in cash.

The incremental sales from the acquisitions, in the year of acquisition, were $534 million and $47 million for the years ended December 31, 1997 and 1996, respectively. The pro forma effect of the 1997 and 1996 acquisitions, except for the acquisitions of Fibreboard and AmeriMark, was not material to net income for the year ended December 31, 1997 or 1996.

All acquisitions were accounted for under the purchase method of accounting, whereby the assets acquired and liabilities assumed have been recorded at their fair values and the results of operations for the acquisitions have been included in the Company's consolidated financial statements subsequent to the dates of acquisition. The estimated fair value of assets acquired during 1997 was $1.409 billion, and liabilities assumed, including $150 million in debt, totaled $523 million. Total assets acquired during 1997 included goodwill of $546 million, of which $446 million represents a cash expenditure. The 1996 acquisitions included goodwill of $32 million.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5.   Acquisitions and Divestitures of Business (Continued)

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

Divestitures

Late in the first quarter of 1998, the Company sold its  50%
ownership interest in Alpha/Owens-Corning, LLC. With cash proceeds of approximately $103 million, the Company recorded a pretax gain of approximately $84 million.

During the third quarter of 1998, the Company formed a joint venture for its yarns and specialty materials business (the "yarns business") to which it contributed two manufacturing plants and certain proprietary technology. On September 30, 1998, the Company completed the sale of 51% of the joint venture to a U.S. subsidiary of Groupe Porcher Industries of Badinieres, France for $340 million. The Company continues to have a 49% ownership interest in the joint venture. Upon closing, the Company also received a distribution of $193 million from the joint venture. In connection with the sale, the Company entered into an agreement with the joint venture to support the liquidity of the joint venture up to a maximum of $65 million. As a result of the sale of 51%
interest in the yarns joint venture and the receipt of the distribution from the joint venture, the Company recorded a pretax gain of $295 million, net of its commitment under the agreement referred to above.

The consolidated balance sheet of the Company as of December 31, 1998 reflects the third quarter 1998 disposition of the Company's yarns business. The results of operations of the yarns business are reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, the yarns business recorded sales of approximately $205 million, $277 million, and $275 million, respectively, and income from operations of approximately $57 million, $80 million, and $80 million, respectively. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns joint venture under the equity method.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5.   Acquisitions and Divestitures of Business (Continued)

Additionally, during the third quarter of 1998, the Company sold its Kitsons distribution business in the U.K. and its windows manufacturing business in the U.S. and recorded a pretax loss of approximately $20 million.

During 1996, the Company sold its ownership interest in its Japanese affiliate Asahi Fiber Glass Co. Ltd., and recorded a pretax gain of $37 million.

6. Business Process Reengineering Costs

In the fourth quarter of 1997, the Company recorded a $15 million charge, or $.29 per share, net of related income taxes of $10 million, to comply with a new required accounting interpretation announced November 20, 1997. The Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards Board (FASB), requires that the cost of business process reengineering activities that are part of a systems development project be expensed as those costs are incurred. Any unamortized costs that had previously been capitalized were written off as a cumulative adjustment in the fourth quarter of 1997.

7.Convertible Monthly Income Preferred Securities (MIPS)

In 1995, Owens-Corning Capital, LLC ("OC Capital"), a Delaware limited liability company, all of the common limited liability company interests in which are owned indirectly by the Company, completed a private offering of 4 million shares of Convertible Monthly Income Preferred Securities ("Preferred Securities"). The aggregate purchase price for the offering was $200 million. In conjunction with the offering, the Company incurred $6 million in issuance costs.

The Preferred Securities are guaranteed in certain respects by the Company and are convertible, at the option of the holders, into Company common stock at the rate of 1.1416 shares of Company common stock for each Preferred Security (equivalent to a conversion price of $43.80 per common share). Effective June 1, 1998, OC Capital can initiate conversion. Distributions on the Preferred Securities are cumulative and are payable at the annual rate of 6-1/2% of the liquidation preference of $50 per Preferred Security. Distributions of $13 million ($8 million after-tax) have been recorded net of tax as minority interest on the Company's consolidated statement of income for each of the years ended December 31, 1998, 1997 and 1996.

The  Company  issued  $200  million  of  6-1/2%  Convertible
Subordinated Debentures due 2025 to OC Capital, which represents the sole asset of OC Capital, in exchange for the proceeds of the offering.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

8.  Trust Preferred Hybrid Securities

In 1997, the Company delivered 6,180,000 7% Income PRIDES securities ("Hybrid Securities") in payment of $309 million of the purchase price for the Company's acquisition of the assets of AmeriMark Building Products, Inc. (Note 5). Each Hybrid Security represented (i) beneficial ownership by the holder of one 7% Trust Preferred Security ("Trust Preferred Security") of Owens Corning Capital III, a Delaware statutory business trust all of the common securities of which are owned by the Company (the "Trust"), having a liquidation amount of $50, providing for cumulative distributions at the rate of 7% per annum through November 15, 2000 and at a reset rate thereafter, and guaranteed in certain respects by the Company, and (ii) the obligation of the holder under a contract with the Company for the purchase on November 16, 2000, at a price of $50, of a number of shares of the Company's common stock as determined by a formula based on the market price of common stock. The aggregate number of shares issuable under such formula ranged from 6.2 million to 8.5 million. The Company issued $319 million of 7% Debentures due November 15, 2002 to the Trust, which represented the sole asset of the Trust, in exchange for the Trust Preferred Securities and the common securities of the Trust.

Distributions of $13 million and $5 million ($8 million and $3 million after-tax, respectively) pursuant to the Trust
Preferred Securities have been recorded net of tax as minority interest during 1998 and 1997, respectively.

During the third quarter of 1998, the Company repurchased the Hybrid Securities at face value and redeemed the Debentures.

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

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). In accordance with SFAS 132, the following tables provide a reconciliation of the changes in the accumulated postretirement benefits obligation and the accrued benefits cost liability at October 31, 1998 and 1997, as reflected on the consolidated balance sheet at December 31, 1998 and 1997:

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

9.  Postemployment and Postretirement Benefits Other Than Pensions (Continued)

                                                      1998      1997
                                                (In millions of dollars)
Change in Accumulated Postretirement Benefit
  Obligation
Benefits obligation at beginning of period         $   328    $  277
Service cost                                             9         7
Interest cost                                           23        20
Amendments                                              (2)        -
Impact of curtailment                                  (12)        -
Actuarial (gain) loss                                   18        37
Acquisitions                                             -         7
Benefits paid                                          (21)      (20)
Benefits obligation at end of period               $   343    $  328

Funded status                                      $  (343)   $ (328)
Unrecognized net actuarial (gain) loss                  37        30
Unrecognized prior service cost                        (11)      (32)
Benefit  payments  subsequent to valuation  date         3         4
Accrued benefit cost (includes current
 liabilities of $21 million and $24 million in
 1998 and 1997, respectively)                      $  (314)   $ (326)

Weighted-average assumptions as of December 31        1998      1997
Discount rate                                          7.0%     7.25%

The following table presents the components of net periodic benefits cost during 1998 and 1997:

Components of net periodic benefit cost           1998     1997    1996
                                                 (In millions of dollars)
Service cost                                      $  9     $  7    $  8
Interest cost                                       23       20      19
Amortization of prior service cost                 (20)     (20)    (20)
Curtailment (gain) loss                             (3)       -       -
Net periodic benefit cost                         $  9     $  7    $  7

For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care claims was assumed for 1999. The rate was assumed to decrease to 6% for 2000 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one-percentage point change in the assumed health care cost trend rate would have the following effects as of October 31, 1998 and 1997:

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

9.  Postemployment  and  Postretirement  Benefits  Other  Than
    Pensions (Continued)

                                        1998                     1997
                                  1-Percentage Point       1-Percentage Point
                                  Increase  Decrease       Increase  Decrease
                                          (In millions of dollars)
Effect on total of service
  and interest cost components     $   4    $   (3)         $    3    $   (3)
Effect on accumulated
  postretirement benefit
  obligation                          31       (27)             25       (24)

The Company also recognizes the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits cost liability at October 31, 1998 and 1997, as reflected on the balance sheet at December 31, 1998 and 1997 was $36 million and $37 million, respectively, including current liabilities of $3 million and $4 million, respectively. The net postemployment benefits expense was $2 million in 1998, less than $1 million in 1997, and $2 million in 1996.

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

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). In accordance with SFAS 132, the following tables provide a reconciliation of the changes in the projected pension benefits obligation, the changes in the pension plan assets, and the net pension liability at October 31, 1998 and 1997, as reflected on the consolidated balance sheet at December 31, 1998 and 1997:

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

10.  Pension Plans (Continued)

Change in Projected Pension Benefit Obligation             1998     1997
                                                     (In millions of dollars)
Benefit obligation at beginning of period                 $  997   $  841
Service cost                                                  19       15
Interest cost                                                 69       64
Amendments                                                     2        -
Impact of curtailment                                         (7)     (10)
Impact of foreign currency translation                        (7)       4
Actuarial (gain) loss                                         70       81
Acquisitions                                                   -       89
Employee contributions                                         3        3
Benefits paid                                               (171)     (90)
Benefit obligation at end of period                       $  975    $ 997

Benefits  paid  during  1998  reflect  the  impact  of   the
Company's restructuring program and the sale of certain businesses. (Notes 4 and 5)

Change in Pension Plan Assets                                1998     1997
                                                       (In  millions of dollars)
Fair value of plan assets at beginning of period          $ 1,059    $  860
Actual return on plan assets                                   74       179
Impact of foreign currency translation                         (9)        4
Acquisitions                                                    -        96
Employer contributions                                          4         2
Employee contributions                                          3         2
Settlement                                                     (5)        -
Benefits paid                                                (165)      (84)
Fair value of plan assets at end of period                 $  961    $1,059

Funded status                                              $  (14)   $   62
Unrecognized net transition (asset) obligation                (31)      (38)
Unrecognized net actuarial (gain) loss                         77        16
Unrecognized prior service cost                               (32)   $  (48)
Prepaid (accrued) benefit cost                             $    -    $   (8)

Amounts Recognized in the Consolidated Balance Sheet          1998     1997
Prepaid benefit cost (includes noncurrent assets only)     $    53   $   53
Accrued benefit liability (includes current liabilities of
 less than $1 million in 1998 and 1997)                        (56)     (65)
Accumulated other comprehensive income                           3        4

Net Amount Recognized                                      $     -   $   (8)

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

10.  Pension Plans (Continued)

Weighted-average assumptions as of December 31            1998     1997

Discount rate                                             7.00%    7.25%
Expected return on plan assets                            9.00%    9.00%
Rate of compensation increase                             5.50%    5.00%

The following table presents the components of net periodic pension cost during 1998 and 1997:

Components of Net Periodic Pension Cost           1998     1997    1996
                                                (In millions of dollars)
Service cost                                      $ 19     $ 15   $  14
Interest cost                                       69       64      62
Expected return on plan assets                     (83)     (84)    (82)
Amortization of transition amount                   (5)      (5)     (5)
Amortization of prior service cost                  (7)      (7)     (7)
Amortization of net actuarial (gain) loss            4       11      13
Curtailment (gain) loss                              1        2       -
Net periodic benefit cost                          $(2)     $(4)   $ (5)

Certain of the Company's pension plans have an accumulated benefit obligation (ABO) in excess of the fair value of plan assets. The ABO and fair value of plan assets for such plans are $744 million and $707 million, respectively, at October 31, 1998, and $787 million and $769 million, respectively, at October 31, 1997.

Certain of the Company's pension plans are unfunded. The portion of the total projected benefit obligation attributable to unfunded plans is approximately $13 million and $14 million at October 31, 1998 and 1997, respectively.

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions for the plans are based on matching a percentage of employee savings up to a maximum savings level. The Company's contributions were $14 million in 1998, $13 million in 1997, and $10 million in 1996.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11.  Income Taxes

                                          1998    1997    1996
                                       (In millions of dollars)
Income (loss) before provision
 (credit) for income taxes:

  U.S.                                   $(897)   $ 151   $ (609)
  Foreign                                  (67)     (80)      41
  Total                                  $(964)   $  71   $ (568)
Provision (credit) for income taxes:

 Current
  U.S.                                    $(86)   $(123)  $  (31)
  State and local                            -        1       (6)
  Foreign                                    5       21       12
   Total current                           (81)    (101)     (25)
 Deferred
  U.S.                                    (203)     151     (211)
  State and local                          (20)      (3)     (48)
  Foreign                                   (2)     (38)       1
   Total deferred                         (225)     110     (258)

   Total provision (credit) for
      income taxes                       $(306)   $   9    $(283)


The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                          1998      1997     1996
U.S. federal statutory rate                (35)%      35%     (35)%
State and local income taxes                (1)        5       (6)
Adjustment of tax reserves due to
   favorable legislation                     -         -       (5)
Operating losses of foreign subsidiaries     3        24        -
Foreign tax credits                          -        (6)       -
Change in effective state income tax rate    -        (9)       -
Conclusion of prior year tax audits          -        (4)       -
Utilization of tax loss carrybacks           -       (20)       -
Adjustment of valuation allowances           -       (10)      (1)
Special tax election (a)                    (1)        -        -
Other                                        2        (3)      (3)

Effective tax rate                         (32)%      12%     (50)%

(a) Represents a one-time tax benefit associated with Asia Pacific operations.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

11. Income Taxes (Continued)

As of December 31, 1998, the Company has not provided for withholding or U.S. federal income taxes on approximately $223 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $16 million of deferred income taxes would have been provided.

At December 31, 1998, the Company had net operating loss carryforwards for certain of its foreign subsidiaries and certain of its state tax jurisdictions, the tax benefit of which is approximately $157 million. Tax benefits of $74 million expire over the period from 1999 through 2013, and the remaining $83 million have an indefinite carryforward.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                       1998                    1997
                                           Deferred                 Deferred
                               Deferred      Tax       Deferred        Tax
                              Tax Assets  Liabilities  Tax Assets  Liabilities
                                           (In millions of dollars)
 Asbestos litigation claims   $    844     $    -       $   455     $     -
 Other employee benefits           142          -           152           -
 Pension plans                      23         12            24          14
 Depreciation                        -        217             -         233
 Operating  loss  carryforwards    157          -           101           -
 State and local taxes               -         60             -          43
 Other                             237        155           190         110
  Subtotal                       1,403        444           922         400
 Valuation allowances              (58)         -           (34)          -
 Total deferred taxes          $ 1,345     $  444        $  888      $  400

Management fully expects to realize its net deferred tax assets through income from future operations.

12.  Science and Technology Expenses

Science and technology expenses include research and development costs of $57 million in 1998, $69 million in 1997, and $78 million in 1996. In addition to research and development costs, science and technology expenses include continuing commercial activities such as engineering and product modifications for special applications and testing in 1996.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

13.  Accounts Receivable Securitization

In 1998, 1997 and 1996, the Company sold certain accounts receivable of its Building Materials operations to a 100% owned subsidiary, Owens-Corning Funding Corporation ("OC Funding"). OC Funding has an agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable, up to a maximum of $125 million, which expires in December 1999. At December 31, 1998 and 1997, $125 million and $100 million have been sold under this agreement, respectively, and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet.

In 1998 and 1997, the Company also sold certain accounts receivable of certain European operations. At December 31, 1998 and 1997, $71 million and $33 million have been sold, respectively, and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by OC Funding and the European operations. Discounts of $9 million, $6 million, and $6 million on the receivables sold have been recorded as other expenses on the Company's consolidated statement of income for the years ended December 31, 1998, 1997, and 1996.

14.  Inventories

Inventories are summarized as follows:

                                                1998       1997
                                            (In millions of dollars)
  Finished goods                                $317       $363
  Materials and supplies                         176        214
  FIFO inventory                                 493        577

  Less:  Reduction to LIFO basis                 (56)       (74)

     Total inventory                            $437       $503

Approximately  $271  million  and  $365  million   of   FIFO
inventories  were valued using the LIFO method  at  December
31, 1998 and 1997, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

15.                Investments in Affiliates

At December 31, 1998 and 1997, the Company's affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, include:

                                                   Percent Ownership
                                                     1998    1997
    Advanced Glassfiber Yarns, LLC.                   49%      -
    Alpha/Owens-Corning, LLC. (USA)                    -      50%
    Amiantit Fiberglass Industries, Ltd.
      (Saudi Arabia)                                  30%     30%
    Arabian Fiberglass Insulation Company, Ltd.
      (Saudi Arabia)                                  49%     49%
    Flowtite (Botswana) (Proprietary) Limited         49%     49%
  * Flowtite Iberica, S.A. (Spain)                   100%    100%
    LG Owens-Corning Corporation (Korea)              30%     30%
    OC Andercol Tuberias S.A. (Colombia)              50%     50%
    Owens-Corning (India) Limited                     49%     49%
    Owens Corning (Nanjing) (China)                   50%     51%
    Owens-Corning Yapi Merkezi Boru Sanayi
      VeTicaret A.S.(Turkey)                          50%     50%
  * Owens-Corning Canos, S.A. (Argentina)            100%    100%
    Owens-Corning Eternit Rohre GmbH (Germany)        50%     50%
    Siam Fiberglass Co., Ltd. (Thailand)              17%     17%
    Vitro-Fibras, S.A. (Mexico)                       40%     40%

* In late 1997, the Company acquired 100% ownership of Owens-Corning Canos, S.A. and Flowtite Iberica, S.A. The Company considers its 100% ownership to be temporary and therefore continues to account for them as unconsolidated affiliates under the equity method.

The    following   table   provides   summarized   financial
information on a combined 100% basis for the Company's affiliates accounted for under the equity method:

                                              1998      1997     1996
                                              (In millions of dollars)
At December 31:

 Current assets                               $ 245     $ 227    $ 200
 Noncurrent assets                              684       289      259
 Current liabilities                            143       145      149
 Noncurrent liabilities                         585       287      168

For the year ended December 31:

 Net sales                                      540       535      516
 Gross margin                                   159       133      126
 Net income                                      30        21       36

The   Company's  equity  in  undistributed  net  income   of
affiliates was $21 million at December 31, 1998.

Net sales, gross margin, and net income for the year ended December 31, 1998 have been presented on a full-year basis for Advanced Glassfiber Yarns, LLC (AGY). The Company's former specialty yarns business is included in the Company's consolidated financial statements through the period ending September 30, 1998 (Note 5).

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

16.Accounts Payable and Accrued Liabilities

                                                     1998       1997
                                                 (In millions of dollars)

  Accounts payable                                 $  522      $ 436
  Payroll and vacation pay                             51         47
  Payroll, property, and miscellaneous taxes           47         27
  Other employee benefits liability (Note 9)           24         28
  Restructure costs (Note 4)                           35         44
  Other                                               263        232
                                                   $  942      $ 814

17.  Consolidated Statement of Cash Flows

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                   1998       1997       1996
                                    (In millions of dollars)

     Income taxes                 $ (80)     $ (6)      $ (25)
     Cost of borrowed funds          151       123         86

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

During the year ended December 31, 1998 and the six months ended December 31, 1997, gross payments for asbestos litigation claims filed against Fibreboard were approximately $129 million and $126 million, respectively, all of which was paid directly by Fibreboard's insurers or from the escrow account to claimants on Fibreboard's behalf. During the year ended December 31, 1998 and the six months ended December 31, 1997, Fibreboard also recorded settlements with plaintiffs for amounts totaling approximately $85 million and $132 million, respectively. Fibreboard settlement agreements are reflected on the Company's consolidated balance sheet as an increase in both the Fibreboard asbestos costs to be reimbursed and Fibreboard asbestos-related liabilities when the agreements are reached.

See Notes 5 and 8 for supplemental disclosure of non-cash investing and financing activities.

18.  Leases

The Company leases certain manufacturing equipment and office and warehouse facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2015. Total rental expense charged to operations was $130 million in 1998, $124 million in 1997, and $87 million in 1996. At December 31, 1998, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

18. Leases (Continued)

                                  Minimum Future
               Period           Rental Commitments
                             (In millions of dollars)

                1999                  $  82
                2000                     68
                2001                     54
                2002                     42
                2003                     36
                2004 through 2015       110
                                      $ 392

19.  Stock Compensation Plans

The  Company  currently  has three stock-based  compensation plans. The Company's Stock Performance Incentive Plan ("SPIP") grants stock options, restricted stock, performance restricted stock and phantom performance units. The Owens Corning 1995 Stock Plan ("95 Stock Plan") grants options, restricted stock and performance stock awards. The SPIP and the 95 Stock Plan (collectively, the "Plans"), permit up to two percent and one percent, respectively, of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, independently for each plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year's allocation (determined by using 25% of the current year's allocation). These shares are also subject to the 25% limit for restricted stock awards. During 1998, the maximum number of shares available under the Plans for stock awards was 2,642,483 shares. The following are descriptions of the awards granted under the Plans:

 Stock Options

 Under the Plans, the exercise prices of each option equal the market price of the Company's common stock on the date of grant and an option's maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the compensation committee of the board of directors. During 1998, 1997 and 1996, respectively,
 1,747,472,  1,103,027  and  1,102,510  stock  options  were awarded under the Plans.

 Restricted Stock Awards

 Under the Plans, compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions lapse, subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2004. At December 31, 1998, the Company had 244,400 shares of restricted stock outstanding. During 1998, 1997 and 1996, 64,550, 77,250 and 78,510
 shares of restricted stock were granted, respectively. The weighted-average grant-date fair value for shares granted was $30.36, $44.66, and $42.67 for 1998, 1997 and
 1996, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

19.  Stock Compensation Plans (Continued)

 Performance Restricted Stock Awards

 Under the Plans, certain officers are awarded performance shares. Performance shares represent the opportunity to earn up to a specified number of shares of the Company's common stock, if the Company achieves specified performance goals during the designated performance period. Any portion of the award not earned during the performance period is forfeited by the officer at the end of such period. Compensation expense is measured based on market price of the Company's common stock and is recognized over the performance period, which is generally three years. At December 31, 1998, the Company had
 101,036 units outstanding. During 1998, 1997 and 1996, respectively, 46,600, 37,100 and 38,200 performance shares were granted.

 Phantom Performance Units

 Under the Plans, certain officers are awarded phantom performance units. Each unit provides the holder the opportunity to earn a cash award equal to the fair market value of the Company's common stock upon the attainment of certain performance goals. Any portion of the award not earned during the performance period is forfeited by the officer at the end of such period. Compensation expense is measured based on market price of the Company's common stock and is recognized over the performance period, which is generally three years. At December 31, 1998, the Company had 153,897 phantom performance units outstanding. During 1998, 1997 and 1996, respectively, 65,750, 77,850 and 79,600 units were awarded.

 Performance Stock Awards

 Under the Plans, certain employees are awarded unrestricted stock based upon achievement of certain goals within a designated performance period. Compensation cost for these awards is accrued over the performance period based upon a base compensation level and the performance level achieved. Stock awards are issued in the year subsequent to the performance period. The number of shares issued is based upon the market price of the stock on date of issuance and the level of compensation earned. In 1998 and 1997, respectively, 74,854 and 122,362 shares were issued to employees.

The Company also has a plan to award stock and stock options to nonemployee directors. The receipt of the stock awards may be deferred at the discretion of the directors. Approximately 345,500 shares were available under this plan at December 31, 1998. As of December 31, 1998, 18,500 deferred awards were outstanding. In 1998, no options and 5,500 stock awards were granted, 500 of which were issued. In 1997, 10,000 options and 5,500 stock awards were granted, of which 3,500 were issued. In 1996, 30,000 options and 4,000 stock awards were granted of which 1,000 were issued. The weighted-average grant-date fair value for shares granted was $40.72, $39.13 and $39.63 for 1998, 1997 and
1996, respectively.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

19.  Stock Compensation Plans (Continued)

Under a prior plan, the Company had 5,417 deferred stock awards outstanding at December 31, 1996. No awards were outstanding under this plan at December 31, 1998 or 1997. Under the terms of this plan, no further awards may be made.

The Company applies Financial Accounting Standards Board Statement No. 123 (SFAS 123) for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123. All stock options issued by the Company are exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost has been recognized for any of the options granted under the Plans. The compensation cost that has been recorded for awards other than options was $21 million, $12 million and $17 million in 1998, 1997 and 1996, respectively.

A summary of the status of the Company's plans that issue options as of December 31, 1998, 1997, and 1996 and changes during the years ending on those dates is presented below:

                            1998                 1997                 1996
                               Weighted              Weighted           Weighted
                      Number    Average    Number     Average  Number    Average
                        of     Exercise      of      Exercise    of     Exercise
                      Shares    Price      Shares      Price   Shares     Price

Beginning of year    5,126,158   $ 38.15  4,894,439  $ 35.59  3,943,110  $ 33.34

Options granted      1,747,472   $ 32.17  1,113,027  $ 44.80  1,132,510  $ 42.92

Options exercised     (495,797)  $ 32.74   (724,661) $ 30.29   (142,232) $ 30.60

Options canceled      (281,865)  $ 41.62   (156,647) $ 41.63    (38,949) $ 41.01

End of year          6,095,968   $ 36.72  5,126,158  $ 38.15  4,894,439  $ 35.59

Exercisable          3,568,291   $ 36.60  3,047,126  $ 34.78  2,872,156  $ 32.66

Weighted-average
fair-value of options
granted during the
year                             $ 10.96             $ 14.29             $ 12.50

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

19.  Stock Compensation Plans (Continued)

The   following   table  summarizes  information  about   options
outstanding at December 31, 1998:

                 Options Outstanding         Options Exercisable
                   Number             Weighted-Average      Number        Weighted
   Range of      Outstanding     Remaining      Exercise  Exercisable      Average
Exercise Prices  at 12/31/98  Contractual Life   Price    at 12/31/98  Exercise Price

$17.860 - 26.750     617,395        5.62         $ 25.98     326,329       $ 23.79
$26.875 - 31.562   1,072,149        6.82         $ 29.07     443,149       $ 29.99
$32.125 - 37.500   1,296,632        5.60         $ 35.17   1,274,299       $ 35.15
$37.562 - 41.875   1,662,443        6.95         $ 39.90     904,788       $ 40.99
$42.125 - 47.000   1,447,349        7.24         $ 44.70     619,726       $ 44.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions by year:

     Assumptions                 1998       1997        1996

  Risk-free interest rate        5.46%      6.31%       6.04%
  Expected life (in years)          5          5           5
  Expected volatility           29.89%     24.64%      24.39%
  Expected dividends              .69%       .82%       1.43%

Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                           1998      1997      1996
                                          (In  millions of  dollars,
                                              except share data)

 Net income (loss)       As reported    $  (705)     $ 47    $ (284)
                         Pro forma      $  (714)     $ 40    $ (288)

 Basic net income        As reported    $(13.16)     $.89    $(5.54)
   (loss) per share      Pro forma      $(13.33)     $.76    $(5.61)

 Diluted net income      As reported    $(13.16)     $.88    $(5.54)
   (loss) per share      Pro forma      $(13.33)     $.75    $(5.61)

The Company cautions that the pro forma results in 1996 and 1997, the initial years following adoption of this disclosure, do not reflect the full impact of pro forma compensation expense. Options vest ratably over a three year period; therefore, 1998 is the first year in which the full impact is reflected.

The following table reconciles the net income (loss) and weighted average number of shares used in the basic earnings per share calculation to the net income (loss) and weighted average number of shares used to compute diluted earnings per share.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

19.  Stock Compensation Plans (Continued)

                                                          1998     1997     1996
                                                      (In  millions of  dollars,
                                                          except share data)

Net income (loss) used for basic earnings per share    $ (705)   $   47   $ (284)

Net income (loss) effect of assumed conversion of
  preferred securities                                      -         -        -

Net income (loss) used for diluted earnings per share  $ (705)   $   47   $ (284)

Weighted average number of shares outstanding
  used for basic earnings per share (thousands)        53,579    52,860   51,349

  Deferred awards and stock options                         -       686        -

  Shares from assumed conversion of
     preferred securities                                   -         -        -

Weighted average number of shares outstanding and
  common equivalent shares used for diluted earnings
   per share (thousands)                               53,579    53,546   51,349

Diluted shares outstanding for all periods presented above exclude approximately 4.6 million common shares from the potential conversion of certain preferred securities of a subsidiary (Note 7) due to their anti-dilutive effect. Except for the year ended December 31, 1997, diluted shares also exclude approximately 700 thousand shares, primarily from the potential exercise of stock options, due to their anti-dilutive effect.

20.  Share Purchase Rights

Each outstanding share of the Company's common stock includes a preferred share purchase right. Each right entitles the holder to buy from the Company one one-hundredth of a share of Series A Participating Preferred Stock of the Company at a price of $190. The Board of Directors has designated 750,000 shares of the Company's authorized preferred stock as Series A Participating Preferred Stock. There were no preferred shares outstanding at December 31, 1998.

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

                                   Notional Amount     Notional Amount
                                  December 31, 1998   December 31, 1997
                                        (In millions of dollars)
  Forward currency exchange
   contracts                                $303        $ 154
  Combined interest rate currency swaps      190          190
  Options purchased                           10           35
  Currency swaps                             215          215
  Interest rate swaps                         33          550

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. As of December 31, 1998, the Company has 28 forward currency exchange contracts maturing in 1999 which exchange 4.2 billion Belgian francs, 57 million U.S. dollars, 43 million Dutch guilders, 6 million British pounds, 95 million Norwegian krone, and various other currencies. As of December 31, 1997, the Company had 32 forward currency exchange contracts which matured in 1998 and exchanged 1.4 billion Belgian francs, 36 million U.S. dollars, 11 million British pounds, 105 million French francs, 198 million Norwegian krone, and various other currencies. Gains and losses on these foreign currency hedges are included in the carrying amount of the related assets and liabilities.

During 1998, the Company entered into forward currency exchange contracts to reduce its exposure to currency fluctuations on the anticipated 1999 net sales of certain Japanese subsidiaries. The four forward currency exchange contracts, which mature in 1999, exchange approximately 1.356 billion Japanese yen against approximately 10 million U.S. dollars. At December 31, 1998, the deferred losses on these forward currency exchange contracts were approximately $2 million.

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

21.  Derivative  Financial  Instruments  and  Fair  Value   of
     Financial Instruments (Continued)

During 1998, the Company also entered into a foreign currency exchange contract to reduce its exposure to certain U.S. dollar - denominated debt instruments in China. The contract, which matures in 1999, exchanges approximately 158 million Chinese renminbi against approximately 19 million U.S. dollars.

During 1997, the Company entered into forward currency exchange contracts to reduce its exposure to currency fluctuations on the anticipated 1998 net sales of certain Canadian subsidiaries. The seven forward currency exchange contracts, which matured in 1998, exchanged 10 million
Canadian  dollars  against  7  million  U.S.  dollars.    At
December  31,  1997, the deferred losses  on  these  forward currency exchange contracts were not material to the consolidated financial statements.

The Company enters into combined interest rate currency swaps to hedge its equity investments in certain foreign subsidiaries to manage its exposure against fluctuations in foreign currency rates. As of December 31, 1998 and 1997, the Company had three combined interest rate currency swaps maturing in 1999 to manage this exposure. These contracts exchange 921 million Belgian francs, 50 million French francs, 17 million Dutch guilders and 50 million U.S. dollars. Gains and losses on the currency swap portions of these contracts are included in stockholders' equity. The differential interest to be paid or received on the interest rate swap portion of these contracts is accrued as interest rates change and is recognized over the life of these agreements. At December 31, 1998 and 1997, deferred gains of $6 million and $10 million, respectively, are included as a component of stockholders' equity.

In 1994, the Company entered into two currency swap transactions to manage its exposure against foreign currency fluctuations on the principal amount of its guaranteed 9.814% Eurobonds (Note 2). During 1995, the Company terminated these swaps. The termination of these swaps exchanged 140 million U.S. dollars for approximately 89 million British pounds, resulting in a gain of approximately 10 million U.S. dollars. At that time, the Company entered into a combined interest rate currency swap and a currency swap exchanging U.S. dollars into British pounds to hedge the interest and principal payments of the Eurobonds. These agreements also convert part of the fixed rate interest into variable rate interest. The gain on the exercised swaps is being amortized over the life of the original hedge. At December 31, 1998 and 1997, $2 million and $3 million, respectively, of unamortized gain on the four cross-currency interest rate swaps is included in other liabilities.

The Company has a cross-currency swap converting from Deutsche marks into U.S. dollars to hedge the interest and principal payments of its 7.25% Deutsche mark bonds, due in 2000. The agreement establishes a fixed interest rate of 11.1%.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

21.Derivative Financial Instruments and Fair Value of  Financial
Instruments (Continued)

During 1997, the Company entered into interest rate swaps to manage its interest rate risk. As of December 31, 1997, the Company had seven ordinary interest rate swaps that effectively converted an aggregate principal amount of $350 million of variable rate long-term debt into fixed rate borrowings. These swaps were terminated during 1998, resulting in the deferral of a loss of approximately $8 million which is being amortized through 2002. For each of the years ended December 31, 1998 and 1997, losses of approximately $1 million related to these swaps have been recorded as a component of cost of borrowed funds.

During 1997, the Company entered into three interest rate swaps as a hedge against interest rate fluctuation on an anticipated refinancing of the Trust Preferred Hybrid Securities (See Note
8). These swaps were intended to lock in an interest rate of 6.3% on a notional amount of $150 million. During 1998, the Company terminated these swaps and incurred an $8 million loss on the transaction. This loss was recorded as other operating expenses on the Company's consolidated statement of income for the year ended December 31, 1998.

As of December 31, 1998, the Company has an interest rate swap to convert $33 million in equipment lease payments from a floating LIBOR to a fixed rate of 5.52%. As of December 31, 1997, the Company had an interest rate swap to convert $50 million in equipment lease payments from a floating LIBOR to a fixed rate of 5.52%. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreement. As of December 31, 1998 and 1997, this amount was not material to the consolidated financial statements.

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 1998 and 1997, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of $116 million and $84 million, respectively. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk

As of December 31, 1998 and 1997, the Company has no significant group concentrations of credit risk.

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

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

21.Derivative Financial Instruments and Fair Value of Financial
Instruments (Continued)

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

The   estimated   fair   values  of  the  Company's   financial
instruments as of December 31, 1998 and 1997, which have fair values different than their carrying amounts, are as follows:

                                       1998                    1997
                               Carrying     Fair        Carrying   Fair
                                Amount     Value        Amount     Value
                                      (In millions of dollars)
Assets:

  Long-term notes receivable    $  20      $  17         $  18    $    17

Liabilities:

  Long-term debt                 1,535     1,561         1,595      1,659

Off-Balance-Sheet Financial
Instruments - Unrealized gains (losses)

 Foreign currency swaps              -        32             -         21
 Interest rate swaps                 -         -             -         (9)
 Combined interest rate
      currency swaps                 -        13             -         13
 Options                             -         -             -          2
 Forward currency exchange contracts -        (1)            -          -

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

As of December 31, 1998 and 1997, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

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

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

22.         Contingent Liabilities

ASBESTOS LIABILITIES

ITEM A. OWENS CORNING (EXCLUDING FIBREBOARD)

Owens   Corning   is  a  co-defendant  with   other   former
manufacturers,  distributors  and  installers  of   products
containing  asbestos  and  with  miners  and  suppliers   of
asbestos fibers in personal injury litigation. The personal injury claimants generally allege injuries to their health caused by inhalation of asbestos fibers from Owens Corning's
products.   Most of the claimants seek punitive  damages  as
well as compensatory damages. Virtually all of the asbestos-related lawsuits against Owens Corning arise out of its
manufacture,  distribution,  sale  or  installation  of   an
asbestos-containing  calcium  silicate,   high   temperature
insulation   product,   the   manufacture   of   which   was
discontinued in 1972.

National Settlement Program

As of September 30, 1998, approximately 196,300 asbestos personal injury claims were pending against Owens Corning. On December 15, 1998, Owens Corning announced a National Settlement Program (NSP) under which more than 176,000 asbestos claims against the Company and more than 100,000 claims against Fibreboard will be resolved. The program also establishes procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms without litigation for at least 10 years. Average payments per claim under the NSP are expected to be substantially lower than those experienced by Owens Corning in recent years.

The Company established the NSP in response to the rising cost in recent years of mesothelioma settlements and judgments, as well as significant changes in the legal environment, such as the Supreme Court's 1997 decision in Georgine v. Amchem Products, Inc., striking down an asbestos class action settlement. The NSP is designed to better manage Owens Corning's asbestos liability, and that of Fibreboard, and to better predict the timing and amount of indemnity payments for both pending and future claims.

Under the NSP, each participating law firm has agreed to a long-term settlement agreement ("NSP Agreement") providing for the resolution of claims pending against both Owens Corning and Fibreboard for a settlement amount negotiated with each participating firm. Settlement amounts vary based on a number of factors, including the type and severity of disease. Settlement payments aggregating approximately $1.2 billion for cases pending against Owens Corning will be made over a period of up to five years, with most payments occurring in 1999 and 2000. Such payments will be made from the Company's available cash and credit resources. All payments will be subject to satisfactory evidence of a qualifying medical condition, delivery of customary releases by each claimant and other conditions. The NSP Agreements allow claimants to receive prompt payment without incurring the significant delays and uncertainties of litigation. Claimants settling non-malignancy claims may also be entitled to seek additional compensation if they develop a more severe asbestos-related medical condition in the future.

                  OWENS CORNING AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

22.  CONTINGENT LIABILITIES (Continued)

Under each NSP Agreement, the participating firm also agrees (consistent with applicable legal requirements) to resolve any future asbestos personal injury claims against Owens Corning or Fibreboard through an administrative processing arrangement, rather than litigation. Under such arrangement, no settlement payment will be made for future claims unless specified medical criteria and other requirements are met, and the amount of any such payment will be a specified cash settlement value based on the disease of the claimant and other factors. In the case of future claims not involving malignancy, such criteria require medical evidence of functional impairment. Payments for both pending and future claims will be managed by Integrex, a wholly-owned Owens Corning subsidiary that specializes in claims processing.

It is anticipated that payments for a limited number of future "exigent" claims (principally malignancy claims) under the administrative processing arrangement will generally begin in 2001 while payments for other future claims will begin in 2003. Payments for claims in 2003 and later years under the NSP will be subject to certain conditions designed to increase the predictability of annual cash outflows for asbestos payments. The NSP Agreements have a term of at least 10 years and may be extended by mutual agreement of the parties.

Each NSP Agreement will terminate automatically as to Fibreboard if the Global Settlement discussed below receives final court approval. Under the Global Settlement, Fibreboard would be protected by an injunction from asbestos personal injury claims and should have no further uninsured liabilities for pending or future asbestos personal injury claims. If the Global Settlement receives final court approval, the NSP Agreements would remain in effect with regard to Owens Corning, whose share of the total costs under the agreements would remain substantially unchanged. If the Global Settlement does not receive such approval, the Insurance Settlement will become effective. Under the Insurance Settlement (which has received final court approval) Fibreboard will have access to assets of approximately $2.0 billion, to be used to resolve pending and future Fibreboard claims. The Global Settlement, the Insurance Settlement and the terms of the NSP Agreements relating to Fibreboard are discussed in greater detail in Item B below. Each of Owens Corning and Fibreboard retain the right to terminate any individual NSP Agreement, if in any year more than a specified number of plaintiffs represented by the plaintiffs' firm in question opt out of such agreement.

Owens Corning's total indemnity and defense payments (before application of insurance recoveries) for asbestos personal injury claims were $300 million in 1997 and $455 million in 1998. The increase in indemnity and defense payments in 1998 from the $365 million previously estimated for such period results principally from the fact that, in conjunction with the NSP negotiations in the fourth quarter of 1998, Owens Corning was able to achieve settlements on favorable terms of certain appeals and other pending claims earlier than anticipated.

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

In October 1998 the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven leading tobacco companies and several other tobacco industry defendants. The court has set a February 2000 trial date for this action. In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same major tobacco companies. In both cases, Owens Corning and Fibreboard seek monetary recovery for, among other things, a portion of the payments made to persons who brought asbestos claims and were also smokers.

PFT Litigation

As previously reported, in 1996 Owens Corning filed suit in federal court in New Orleans, Louisiana against the owners and operators of certain pulmonary function testing laboratories in the southeastern United States alleging that many pulmonary function tests ("PFTs") used in mass screening programs were improperly administered and manipulated by the testing laboratory or otherwise inconsistent with proper medical practice. This matter is now in active pre-trial discovery and a 1999 trial date is expected. In January 1997, Owens Corning filed a similar suit in federal court in Jackson, Mississippi against the owner of an additional testing laboratory. This suit is in the discovery phase. The Company believes that these lawsuits have been helpful in raising the standards for medical screening of asbestos claims and in developing the medical criteria for settlement values included in the NSP Agreements.

                  OWENS CORNING AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

22.  CONTINGENT LIABILITIES (Continued)

Insurance

As of December 31, 1998, Owens Corning had approximately $185 million in unexhausted insurance coverage (net of
deductibles   and  self-insured  retentions  and   excluding
coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. This insurance, which is substantially confirmed, includes both products hazard coverage and primary level non-
products  coverage.   Portions  of  this  coverage  are  not
available until 2000 and beyond under agreements with the carriers confirming such coverage. All of Owens Corning's liability insurance policies cover indemnity payments and defense fees and expenses subject to policy limits.

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

Reserve

The Company's financial statements include a reserve for the estimated cost associated with Owens Corning's asbestos personal injury claims. This reserve was established initially through a charge to income in 1991, with an additional $1.1 billion charge to income (before taking into account probable non-products insurance recoveries) recorded in 1996. The combined effect of the $1.1 billion charge and the $225 million probable additional non-products insurance recovery was an $875 million charge in the second quarter of 1996. Reflecting the substantial new information about pending and future claims gained in the NSP negotiations with plaintiffs' law firms and the recent changes in the legal environment referred to above, the Company in the fourth quarter of 1998 increased its asbestos reserves by $1.4 billion, resulting in an after-tax charge to 1998 earnings of $906 million. Subject to the uncertainties referred to below, Owens Corning currently estimates that its liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims, and its insurance recoveries in respect of such claims, are as follows:

                  OWENS CORNING AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

22.  CONTINGENT LIABILITIES (Continued)

ITEM A.   OWENS CORNING (EXCLUDING FIBREBOARD)

                                             December 31,  December 31,
                                                 1998          1997
                                              (In millions of dollars)
Reserve for asbestos litigation claims

Current                                         $  850       $  350
Other                                            1,780        1,320
   Total Reserve                                $2,630       $1,670

Insurance for asbestos litigation claims

Current                                         $  150       $  100
Other                                              260          357
   Total Insurance                              $  410       $  457
Net Owens Corning Asbestos Liability            $2,220       $1,213

Owens Corning believes that the NSP will improve its ability to estimate the timing and amount of indemnity payments and defense costs for both pending and future asbestos personal injury claims. Nevertheless, the Company cautions that its estimate of its liabilities for such claims is influenced by numerous variables that are difficult to predict and that such estimate therefore remains subject to uncertainty. Such variables include the number of claims filed in the future and the severity of disease involved in such claims; whether or not such claims are covered by an NSP Agreement; the extent, if any, to which an individual plaintiff exercises its right to opt out of an NSP Agreement and/or utilize other counsel that is not a participant in the NSP; the extent if any to which Owens Corning exercises its right to terminate one or more of the NSP Agreements due to excessive opt-outs; and Owens Corning's success in controlling the costs of resolving claims outside the NSP.

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

Status

As of September 30, 1998, approximately 128,000 asbestos personal injury claims were pending against Fibreboard. These claims and most of the pending claims are made against the Fibreboard Global Settlement Trust and are subject to the Global Settlement injunction discussed below.

Fibreboard is a participant in the NSP and is a party to most of the NSP Agreements discussed in Item A. As discussed above, if the Global Settlement is overturned by the U.S. Supreme Court and the Insurance Settlement therefore becomes effective, Fibreboard anticipates that in excess of 100,000 asbestos personal injury claims pending against it will be resolved under the NSP. Settlement payments for such claims will be made over a period of five years, with most payments occurring in 1999 and 2000. Such payments will be made from the approximately $2.0 billion in funds available under the Insurance Settlement. Fibreboard expects that average per-claim settlement payments for both pending and future claims will be substantially lower than those experienced by Fibreboard during the 1996-1998 period.

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

The parties opposing the Global Settlement filed petitions seeking review with the U.S. Supreme Court. On June 27, 1997, the Supreme Court granted the petition, vacated the judgment and remanded the case to the Fifth Circuit for further consideration in light of the Supreme Court's decision in the Amchem Products, Inc. v. Windsor case. Amchem involved a proposed nationwide class action settlement of future asbestos personal injury claims against the members of the Center for Claims Resolution. The Supreme Court, affirming the intermediate appellate court, disapproved and vacated the Amchem class action settlement, determining that the Amchem class action failed to meet the class action certification requirements of Federal Rule of Civil Procedure 23. On January 27, 1998, a panel of the Fifth Circuit reaffirmed, by majority vote, its prior decision, and again approved the Global Settlement. In June, the United States Supreme Court granted certiorari, agreeing to review the decision by the Fifth Circuit. The Supreme Court heard oral argument on the case in December 1998, and a decision is expected in the second quarter of 1999.

                  OWENS CORNING AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

22.  CONTINGENT LIABILITIES (Continued)

ITEM B.  FIBREBOARD (EXCLUDING OWENS CORNING) (Continued)


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

The Settlement Trust will be funded principally by Fibreboard's insurers, Continental Casualty Company ("Continental") and Pacific Indemnity Company ("Pacific"). These insurers placed $1.525 billion in an interest-bearing escrow account pending court approval of the settlements. Fibreboard is responsible for contributing $10 million plus accrued interest toward the Settlement Trust, which it will obtain from other remaining insurance sources and existing reserves. The Home Insurance Company has already paid $9.9 million into the escrow account on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. The balance of the escrow account was $1.7 billion at December 31, 1998 after payment of interim expenses and exigent claims associated with the Global Settlement.

Insurance Settlement

In 1993, Fibreboard, Continental and Pacific entered into the Insurance Settlement, which was structured as an alternative solution in the event the Global Settlement fails to receive final approval. Under the Insurance
Settlement, Continental and Pacific will pay in full settlements reached as of August 27, 1993. In addition they will provide Fibreboard with the remaining balance of the Global Settlement escrow account for claims filed after August 27, 1993, plus an additional $475 million subject to certain adjustments. Upon fulfillment of their obligations under the Insurance Settlement, Continental and Pacific will be discharged from any further obligations to Fibreboard under their insurance policies and will be protected by an injunction against any claims of asbestos personal injury claimants based upon those insurance policies. Under the Insurance Settlement, Fibreboard will manage the defense and resolution of asbestos-related personal injury claims and

                   OWENS CORNING AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

22.  CONTINGENT LIABILITIES (Continued)

ITEM B.  FIBREBOARD (EXCLUDING OWENS CORNING) (Continued)

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

                OWENS CORNING AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

23.Quarterly Financial Information (Unaudited)

                                            Quarter
                                     First     Second     Third    Fourth
                          (In millions of dollars, except share data)
1998

Net sales                           $1,137    $1,286     $1,324    $1,262

Cost of sales                          938       985      1,060      961

Gross margin                        $  199    $  301     $  264    $ 301

Income (loss) before
  extraordinary item                     8        59        135     (868)

Extraordinary loss
  (Note 2)                               -         -        (39)       -

Net income (loss)                   $    8    $   59     $   96    $(868)

Net income (loss) per share:

 Basic net income (loss)
   per share:
   Income (loss) before
     extraordinary item                .16      1.09       2.51   (16.16)

   Extraordinary loss (Note 2)           -         -       (.72)       -
    Net income (loss) per share      $ .16    $ 1.09     $ 1.79  $(16.16)
   Diluted net income (loss)
     per share
   Income (loss) before
     extraordinary item              $ .16    $ 1.02     $ 2.32  $(16.16)
   Extraordinary loss (Note 2)           -         -       (.66)       -

   Net income (loss) per share       $ .16    $ 1.02     $ 1.66  $(16.16)

               OWENS CORNING AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

23.Quarterly Financial Information (Unaudited) (Continued)

                                                         Quarter
                                           First     Second     Third    Fourth
                                        (In millions of dollars, except share data)
1997

Net sales                                 $  875    $ 1,017    $ 1,238  $ 1,243

Cost of sales                                652        778        971    1,081

Gross margin                              $  223    $   239    $   267  $   162

Income (loss) before cumulative
  effect of accounting change                 42         63         59     (102)

Cumulative effect of accounting
  change (Note 6)                              -          -          -      (15)

Net income (loss)                         $   42    $    63    $    59   $ (117)

Net income (loss) per share:

   Basic net income (loss) per share
   Income (loss) before cumulative
      effect  of accounting change        $  .80    $  1.19    $  1.11   $(1.91)

   Cumulative effect of accounting
     change (Note 6)                           -          -          -     (.29)

   Net income (loss) per share             $ .80    $  1.19    $  1.11   $(2.20)

   Diluted net income (loss) per share
   Income (loss) before cumulative
      effect of accounting change          $ .76    $  1.11    $  1.05   $(1.91)

   Cumulative effect of accounting
     change (Note 6)                           -          -          -     (.29)

  Net income (loss) per share              $ .76    $  1.11    $  1.05   $(2.20)

Net income per share and basic and diluted weighted average shares are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the per share total for the year.

           INDEX TO FINANCIAL STATEMENT SCHEDULES



Number    Description                                       Page

II        Valuation and Qualifying Accounts and Reserves -
           for the years ended December 31, 1998, 1997,
           and 1996...........................................92

               OWENS CORNING AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Column A                    Column B         Column C       Column D  Column E

                                                    Additions
                                            (1)        (2)
                            Balance at  Charged to  Charged           Balance
                            Beginning   Costs and  to  Other  Deduc-   at End
Classification              of Period   Expenses   Accounts   tions   of Period
                                            (In millions of dollars)

FOR THE YEAR ENDED
 DECEMBER 31, 1998:
 Allowance deducted from
  asset to which it applies -
   Doubtful Accounts             $ 20      $  9      $  -     $6(B)    $ 23
 Reserve to which it applies -
  Restructure Costs                44        93         -     88(C)      49(D)

FOR THE YEAR ENDED
 DECEMBER 31, 1997:
 Allowance deducted from
  asset to which it applies -
   Doubtful Accounts             $ 17      $  3      $  6(A)  $6(B)    $ 20
 Reserve to which it applies -
   Restructure Costs               34        40         -     30(C)      44

FOR THE YEAR ENDED
 DECEMBER 31, 1996:
 Allowance deducted from
  asset to which it applies -
   Doubtful Accounts             $ 19      $  3      $  -     $5(B)    $ 17
 Reserve to which it applies -
   Restructure Costs               20        38         -     24(C)      34

Notes:

(A) Allowances of subsidiaries acquired.

(B) Uncollectible accounts written off, net of recoveries.

(C) Cash payments.

(D) Includes non-current liabilities of $14 million.

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

(4)    Instruments Defining the Rights of Security  Holders,
       Including Indentures.

       Indenture, dated as of May 5, 1997, between Owens Corning and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5.1 to the Company's current report on Form 8-K (File No. 1-3660), filed May 14, 1997).

       Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1997), as amended by
       Amendment No. 1 thereto (incorporated herein by reference to Exhibit (4) to the Company's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997) and Amendment No. 2 thereto (filed herewith).

         The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized under each issue does not exceed ten percent of the Company's total assets.

                        EXHIBIT INDEX

Exhibit
Number          Document Description

(10)    Material Contracts.

        Agreement and Plan of Merger, dated as of May 27, 1997, among Owens Corning, Sierra Corp. and Fibreboa rd Corporation (incorporated herein by reference to Exhibit 2(a) to the Company's current report on Form 8-K (File No. 1-3660), filed May 28, 1997).

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

        Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1997), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (4) to the Company's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997) and Amendment No. 2 thereto (filed as Exhibit (4) to this annual report on Form 10-K and incorporated here by reference).

        Rights  Agreement,  dated as of  December  12,  1996
        (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A
        (File No. 1-3660), dated December 19, 1996).

        *  Stock Performance Incentive Plan, as amended (filed herewith).

        * Key Management Severance Agreement with Maura J. Abeln (filed herewith).

        * Key Management Severance Agreement with Domenico Cecere (filed herewith).

        * Key Management Severance Agreement with J. Thurston Roach (filed herewith).

        *  Letter to Maura J. Abeln (filed herewith).

        *  Letter to J. Thurston Roach (filed herewith).

        * Release and Separation Agreement with Charles H. Dana (filed herewith).

                        EXHIBIT INDEX

        * Owens Corning Supplemental Executive Retirement Plan, effective as of January 1, 1998 (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1998).

        The following documents are incorporated herein by reference to Exhibit
        (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1997:

        *  - Renewal Agreement, effective as of July 31, 1999, with Glen H.
             Hiner.

        *  - Agreement with Domenico Cecere.

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

         * Agreement, dated as of January 1, 1995, with William W. Colville (incorporated herein by reference to Exhibit (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1994) and amendment dated September 29, 1997 (incorporated herein by reference to Exhibit
           (10) to the Company's annual report on Form 10-K (File No. 1-3660) for 1997).

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