Form 10-Q
period 1999-03-31
OWENS CORNING
filed 1999-05-04
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended March 31, 1999

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

                      Yes / X /     No /   /

Shares of common stock, par value $.10 per share, outstanding at
                         March 31, 1999

                           54,819,220

ITEM 1.  FINANCIAL STATEMENTS

                 OWENS CORNING AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
                                               Quarter Ended
                                                  March 31,
                                             1999          1998
                                         (In millions of dollars,
                                             except share data)

NET SALES                                $  1,130       $  1,137

COST OF SALES                                 871            938

   Gross margin                               259            199

OPERATING EXPENSES

  Marketing and administrative
     expenses                                  136            129
Science and technology expenses                14             15
   Restructure costs (Note 3)                    -             87
Other                                          (1)            13

       Total operating expenses               149            244

Gain on sale of assets(Note 4)                  -             84

INCOME FROM OPERATIONS                        110             39
Cost of borrowed funds                         33             37

INCOME BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES                             77              2
Provision (credit) for income taxes            27             (7)
INCOME BEFORE MINORITY
  INTEREST AND EQUITY
  IN NET INCOME OF AFFILIATES                  50              9
Minority interest                              (2)            (5)
Equity in net income (loss) of
  affiliates                                   (4)             4

NET INCOME                                $    44         $    8

NET INCOME PER COMMON SHARE

Basic net income per share                $   .81        $   .16
Diluted net income per share              $   .77        $   .16

Weighted average number of common
  shares outstanding and common equivalent shares during the period (in millions)

     Basic                                   53.9           53.4
     Diluted                                 59.3           53.8

 The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                                     March 31,      December 31,
                                              1999                    1998
ASSETS                                (In millions of dollars)

CURRENT

  Cash and cash equivalents          $     51         $      54
  Receivables                             555               451
  Inventories (Note 7)                    496               437
  Insurance for asbestos litigation
    claims - current portion (Note 11)    150               150
  Deferred income taxes                   368               293
  Income tax receivable                    30               117
  Other current assets                     25                27

        Total current                   1,675             1,529

OTHER

  Insurance for asbestos litigation
    claims (Note 11)                      241               260
  Asbestos costs to be reimbursed -
    Fibreboard (Note 11)                   70                74
  Deferred income taxes                   508               608
  Goodwill                                754               762
  Investments in affiliates (Note 4)       42                45
  Other noncurrent assets                 241               205

        Total other                     1,856             1,954

PLANT AND EQUIPMENT, at cost            3,572             3,498
  Less--Accumulated depreciation       (1,904)           (1,880)

        Net plant and equipment         1,668             1,618

TOTAL ASSETS                         $  5,199         $   5,101













 The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (Continued)

                                     March 31,      December 31,
                                         1999              1998
                    (In millions of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

  Accounts payable and
     accrued liabilities             $    755           $   942
  Reserve for asbestos litigation
     claims - current portion
     (Note 11)                          1,050               850
  Short-term debt                         108                69
  Long-term debt - current portion         51                22

          Total current                 1,964             1,883

LONG-TERM DEBT (Note 5)                 1,903             1,535

OTHER

  Reserve for asbestos litigation claims
    (Note 11)                           1,385             1,780
  Asbestos-related liabilities -
    Fibreboard (Note 11)                   75                79
  Other employee benefits liability       325               326
  Pension plan liability                   47                55
  Other                                   358               364

          Total other                   2,190             2,604

COMPANY OBLIGATED SECURITIES
  OF ENTITIES HOLDING SOLELY
  PARENT DEBENTURES                       195               194

MINORITY INTEREST                          44                19

STOCKHOLDERS' EQUITY

  Common stock                            696               679
  Deficit                              (1,723)           (1,762)
  Accumulated other comprehensive
    income (Note 9)                       (48)              (37)
  Other                                   (22)              (14)

          Total stockholders' equity   (1,097)           (1,134)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                             $  5,199           $ 5,101







 The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited)
                                               Quarter Ended
                                                  March 31,
                                             1999          1998
                                         (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income                                $     44     $     8
  Reconciliation of net cash
    provided by operating
    activities:
      Noncash items:
       Provision for depreciation
         and amortization                         53          52
       Provision (credit) for deferred
         income taxes                             23         (45)
       Gain on sale of assets                      -         (84)
       Other                                       5          (7)
  (Increase) decrease in receivables             (86)       (129)
  (Increase) decrease in inventories             (53)        (36)
  Increase (decrease) in accounts
    payable and accrued liabilities             (181)        (12)
  (Increase) decrease in income tax
    receivable                                    80          (2)
  Proceeds from insurance for asbestos
    litigation claims, excluding Fibreboard       19          17
  Payments for asbestos litigation claims,
    excluding Fibreboard                        (195)       (129)
  Other                                          (13)         37

         Net cash flow from operations          (304)       (330)

NET CASH FLOW FROM INVESTING

  Additions to plant and equipment               (40)        (47)
  Proceeds from the sale of affiliate
    or business (Note 4)                           -         134
  Other                                          (11)        (19)

         Net cash flow from investing       $    (51)    $    68












 The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited)

                                               Quarter Ended
                                                  March 31,
                                             1999          1998
                                         (In millions of dollars)
NET CASH FLOW FROM FINANCING

  Net additions to long-term
    credit facilities                      $    91      $   285
  Other additions to long-term debt            250            3
  Net increase in short-term debt               18           36
  Dividends paid                                (4)          (4)
  Other                                         (3)           -

       Net cash flow from financing            352          320

Effect of exchange rate changes
  on cash                                        -           (1)

Net increase (decrease) in cash
  and cash equivalents                          (3)          57

Cash and cash equivalents at
  beginning of period                           54           58

Cash and cash equivalents at end
  of period                                 $   51       $  115



























 The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              Quarter Ended
1.  SEGMENT DATA                                 March 31,
                                              1999        1998
                                         (In millions of dollars)
NET SALES

Reportable Operating Segments

  Building Materials
    United States                          $   814     $    739
    Europe                                      63           65
    Canada and other                            48           52

       Total Building Materials                925          856

  Composite Materials
    United States                              128          182
    Europe                                      82           97
    Canada and other                            26           33

       Total Composite Materials               236          312

       Total Reportable Operating Segments   1,161        1,168

Reconciliation to Consolidated Net Sales
  Composite Materials U.S. Sales to
    Building Materials U.S.                    (31)         (31)

       Net Sales                           $ 1,130      $ 1,137

External Customer Sales by Geographic Region

  United States                            $   911      $   890
  Europe                                       145          162
  Canada and other                              74           85

       Net Sales                        $    1,130      $ 1,137

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                               Quarter Ended
1.  SEGMENT DATA (Continued)                      March 31,
                                              1999        1998
                                         (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Reportable Operating Segments

  Building Materials
    United States                           $   67      $   (6)
    Europe                                       3          (4)
    Canada and other                             6           -

       Total Building Materials                 76         (10)

  Composite Materials
    United States                               28          42
    Europe                                       -           9
    Canada and other                             3           1

       Total Composite Materials                31          52

       Total Reportable Operating
         Segments                           $  107       $  42

Geographic Regions

  United States                          $   95       $  36
    Europe                                       3           5
    Canada and other                             9           1

       Total Reportable Operating
         Segments                           $  107       $  42

Reconciliation to Consolidated Income
  Before Provision for Income Taxes

  Restructuring and other charges                -         (95)
  Gain on sale of affiliate or business          -          84
  General corporate income                       3           8
  Cost of borrowed funds                       (33)        (37)

       Consolidated Income Before
         Provision for Income Taxes         $   77       $   2

During  the first quarter of 1999, the Company changed its method of  allocation of certain costs. Income from operations  in  1998 for each reportable segment has been restated in accordance with this change.

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

In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

The $148 million pretax charge in the third quarter of 1998 was comprised of a $30 million charge associated with the restructuring of the Company's business segments and a $118 million charge associated with other actions, the majority of which represent asset impairments. The $30 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $118 million charge for other actions is comprised of a $60 million charge to cost of sales, a $4 million charge to marketing and administrative expenses, and a $54 million charge to other operating expenses. The components of the restructure charge include $9 million for personnel reductions and $21 million for the divestiture of non-strategic businesses and facilities, of which $20 million represents non-cash asset write-downs to estimated fair value and $1 million represents exit cost liabilities, comprised primarily of lease commitments. The $9 million for personnel reductions represents severance costs associated with the elimination of approximately 400 positions, primarily in the U.S. and Asia. The primary groups affected include manufacturing and administrative personnel. As of March 31, 1999, approximately $5 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 400 positions, the majority of whose severance payments will be made over the course of 1999. Charges of less than $1 million have been made against exit cost liabilities. No adjustments have been made to the liability.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

3.   RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS (Continued)

The components and classification of the $118 million of other actions, of which $103 million represents non-cash asset revaluations, include: $30 million to write down to fair value certain manufacturing assets held for use in China, due primarily to poor current and projected financial results, recorded as cost of sales; $15 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $17 million for the write-down of an investment in and the write off of a receivable from a joint venture in Korea to reflect the business outlook at that time and the fair market value of the assets, recorded as other operating expenses; $12 million for the write-down of goodwill associated with the 1995 acquisition of Fiber-lite, determined to be unrecoverable due to a change in market conditions and customer demand, recorded as other operating expenses; and $9 million for the write-down of certain assets in the U.S. to fair market value, recorded as cost of sales. The Company plans to hold and use the investments, but disposed of the equipment in 1998. Also included in the $118 million charge for other actions are $13 million for the write off of certain receivables in the U.S. and Asia determined to be uncollectable, recorded as cost of sales and other operating expenses; and $22 million for other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses.

During  the  first quarter of 1998, the Company  recorded  a  $95 million pretax charge for restructuring and other actions as the second phase of the Company's strategic restructuring program to enhance manufacturing productivity and reduce overhead.

The $95 million pretax charge in the first quarter of 1998 was comprised of an $87 million charge associated with the restructuring of the Company's business segments and an $8 million charge associated with other actions. The $87 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $8 million charge for other actions is comprised of a $5 million charge to cost of sales and a $3 million charge to marketing and administrative expenses. The components of the restructure charge include $81 million for personnel reductions and $6 million for the divestiture of non-strategic businesses and facilities, of which $2 million represents exit cost liabilities, comprised primarily of lease commitments. The $81 million for personnel reductions represents severance costs associated with the elimination of approximately 1,500 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of March 31, 1999, approximately $58 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 1,500 employees, the majority of whose severance payments were made over the course of 1998, and approximately $2 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

During the fourth quarter of 1997, the Company recorded a $143 million pretax charge for restructuring and other actions as the first phase of the program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. The $143 million pretax charge was comprised of a $68 million charge associated with the restructuring of the Company's business segments and a $75 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructure charge include $25 million for
personnel reductions; $41
                             - 11 -

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

3.   RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS (Continued)

million  for  the  divestiture  of non-strategic  businesses  and facilities, of which $13 million represents exit cost liabilities, primarily for leased warehouse and office facilities to be vacated, and $28 million represents non-cash asset revaluations; and $2 million for other actions. The divestiture of non-strategic businesses and facilities includes the closure of the Candiac, Quebec manufacturing facility.

The $25 million for personnel reductions during the fourth quarter of 1997 represents severance costs associated with the elimination of nearly 550 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of March 31, 1999, approximately $21 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 550 employees, the majority of whose severance payments were over the course of 1998, and approximately $9 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

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

The following table summarizes the status of the liabilities from the restructure program described above, including cumulative spending and adjustments and the remaining balance as of March
31, 1999:

(In millions of dollars)    Beginning    Total      Ending
                            Liability   Payments   Liability

Personnel Costs             $ 115       $    (84)    $  31
Facility and Business
  Exit Costs                   16            (11)        5
Other                           2             (2)        -

Total                       $ 133       $    (97)    $  36

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

4.   ACQUISITIONS AND DIVESTITURES OF BUSINESSES

In connection with a proposal received from its Korean joint venture partner, the Company infused approximately $29 million of cash into this venture in March, 1999. As a result of this investment, along with additional investments by the other partner, the Company increased its ownership interest in Owens Corning Korea to 70%. The Company accounted for this transaction under the purchase method of accounting whereby the assets acquired and liabilities assumed, including $84 million in debt, have been recorded at their fair values and the results of operations have been consolidated since the date of acquisition. Prior to that date, the Company accounted for this joint venture under the equity method.

During the first quarter of 1998, the Company completed the sale of the assets of Pabco, a producer of molded calcium silicate insulation, fireproofing board and metal jacketing, acquired as part of the Fibreboard acquisition in 1997. The Company sold Pabco for $31 million in cash and $6 million in notes receivable, all of which was collected during 1998.

Late in the first quarter of 1998, the Company sold its 50% ownership interest in Alpha/Owens-Corning, LLC. With cash proceeds of approximately $103 million, the Company recorded a pretax gain of approximately $84 million as other income on the Company's consolidated statement of income.

The consolidated balance sheet of the Company as of March 31, 1999 reflects the September 30, 1998 disposition of the Company's yarns and specialty materials business (the "yarns business"). The results of operations of the yarns business were reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the three months ended March 31, 1998, the yarns business recorded sales of approximately $73 million and income from operations of approximately $23 million. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns joint venture under the equity method.

5.   LONG-TERM DEBT

During the first quarter of 1999, the Company issued $250 million of senior debt securities ("the securities") as unsecured obligations of the Company. These securities, which mature in 2009, bear an annual rate of interest of 7.0%, payable semiannually. The proceeds from the issuance of these securities were used to reduce borrowings under the Company's long-term revolving credit agreement.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

6.   INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                              Quarter Ended March 31,
                          1999                       1998
                In millions  % of pretax  In millions  % of pretax
                of dollars     income     of dollars       income
U.S. federal
  statutory
  rate            $ 27            35%       $     1           35%
State and local
  income taxes       2             3             (1)         (50)
Special tax
  election (a)       -             -            (13)        (650)
Foreign tax rate
  differences        -             -              3          150
Other             $ (2)           (3)       $     3          165

Effective tax
  provision
  and rate        $ 27            35%       $    (7)        (350)%

(a)  Represents a one-time tax benefit associated with Asia
Pacific operations.

 7.   INVENTORIES

                                      March 31,    December 31,
                                        1999           1998
                                      (In millions of dollars)
Inventories are summarized as follows:

     Finished goods                   $ 368          $ 317

     Materials and supplies             187            176

     FIFO inventory                     555            493

     Less:  Reduction to LIFO basis     (59)           (56)

     Total Inventory                  $ 496          $ 437


Approximately $306 million and $271 million of FIFO inventories were valued using the LIFO method at March 31, 1999 and December
31, 1998, respectively.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

8.   CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                                  Quarter
                                                  Ended
                                                 March 31,
                                                1999     1998
                                          (In millions of dollars)
Income taxes                                 $   (82)  $    3
Cost of borrowed funds                            27       23

The   Company   considers  all  highly  liquid  debt  instruments
purchased with a maturity of three months or less to be cash equivalents.

During the first quarter of 1999, gross payments for asbestos litigation claims against Fibreboard were approximately $27 million, all of which was paid directly by Fibreboard's insurers or from the escrow account to claimants on Fibreboard's behalf. During the first quarter of 1999, Fibreboard also reached settlement agreements with plaintiffs for amounts totaling approximately $23 million. Fibreboard settlement agreements are reflected on the Company's consolidated balance sheet as an increase to both the Fibreboard asbestos costs to be reimbursed and asbestos claims settlements when the agreements are reached.

Please refer to Note 4 for disclosure of Non-Cash Investing and Financing activities.

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

The Company's comprehensive income for the quarters ended March 31, 1999 and 1998 was $33 million and $16 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions.

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

                                             Quarter Ended
                                                March 31,
                                            1999       1998
                                        (In millions of dollars,
                                            except share data)
Net income used for basic
  earnings per share                      $   44      $   8
Net income effect of assumed
  conversion of preferred securities           2          -

Net income used for diluted
  earnings per share                      $   46      $   8

Weighted average number of shares
  outstanding used for basic earnings
  per share (thousands)                   53,932     53,373
Deferred awards and stock options            768        472
Shares from assumed conversion of
  preferred securities                     4,566          -

Weighted average number of shares
  outstanding and common equivalent
  shares used for diluted earnings
  per share (thousands)                   59,266     53,845

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

Asbestos Liabilities

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)

Owens Corning is a co-defendant with other former manufacturers, distributors and installers of products containing asbestos and with miners and suppliers of asbestos fibers in personal injury litigation. The personal injury claimants generally allege injuries to their health caused by inhalation of asbestos fibers from Owens Corning's products. Most of the claimants seek punitive damages as well as compensatory damages. Virtually all of the asbestos-related lawsuits against Owens Corning arise out of its manufacture, distribution, sale or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture and distribution of which was discontinued in 1972.

National Settlement Program

In December 1998, Owens Corning announced a National Settlement Program (NSP) under which a substantial majority of the asbestos claims pending against the Company have been resolved. As of March 31, 1999, approximately 188,000 asbestos personal injury claims against the Company have been settled under the NSP. The NSP also establishes procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms without litigation through at least 2008. Average payments per claim under the NSP are expected to be substantially lower than those experienced by Owens Corning in recent years. Settlement payments aggregating approximately $1.2 billion for cases pending against Owens Corning will be made over a period of up to five years, with most payments occurring in 1999 and 2000. Such payments will be made from the Company's available cash and credit resources.

The Company established the NSP in response to the rising cost in recent years of mesothelioma settlements and judgments, as well as significant changes in the legal environment, such as the Supreme Court's 1997 decision in Georgine v. Amchem Products, Inc., striking down an asbestos class action settlement. The NSP is designed to better manage Owens Corning's asbestos liability, and that of Fibreboard (see Item B below), and to enable the Company to better predict the timing and amount of indemnity payments for both pending and future claims.

Under the NSP, each participating law firm has agreed to a long-term settlement agreement ("NSP Agreement") providing for the resolution of claims pending against Owens Corning for a settlement amount negotiated with each participating firm. Settlement amounts to each claimant vary based on a number of factors, including the type and severity of disease. All payments will be subject to satisfactory evidence of a qualifying medical condition and exposure to the Company's products, delivery of customary releases by each claimant and other conditions. The NSP Agreements allow claimants to receive prompt payment without incurring the significant delays and uncertainties of litigation. Claimants settling non-malignancy claims may also be entitled to seek additional compensation if they develop a more severe asbestos-related medical condition in the future.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (Continued)

Under  each  NSP  Agreement, the participating firm  also  agrees
(consistent with applicable legal requirements) to resolve any future asbestos personal injury claims against Owens Corning through an administrative processing arrangement, rather than litigation. Under such arrangement, no settlement payment will be made for future claims unless specified medical criteria and other requirements are met, and the amount of any such payment will be a specified cash settlement value based on the disease of the claimant and other factors. In the case of future claims not involving malignancy, such criteria require medical evidence of functional impairment. Payments for both pending and future claims will be managed by Integrex, a wholly-owned Owens Corning subsidiary that specializes in claims processing.

It is anticipated that payments for a limited number of future "exigent" claims (principally malignancy claims) under the administrative processing arrangement will generally begin in 2001, while payments for most other future claims will begin in 2003. Payments for claims in 2003 and later years under the NSP will be subject to certain conditions designed to increase the predictability of annual cash outflows for asbestos payments. NSP Agreements have a term of at least 10 years and may be extended by mutual agreement of the parties. Each of Owens Corning and Fibreboard (see Item B below) retains the right to terminate any individual NSP Agreement if in any year more than a specified number of plaintiffs represented by the plaintiffs' firm in question opt out of such agreement.

Asbestos Related Payments

In the first quarter of 1999, the Company made $195 million of asbestos related payments. These payments fell within four major categories: pre-NSP settlements - covering resolution of verdicts, settlements and appeals effected prior to the implementation of the NSP; NSP settlements - covering cases within the NSP; non-NSP settlements - covering cases outside the NSP; and defense and administrative expenses - including the cost of pursuing recoveries from insurance companies.

The Company currently estimates that it will incur total asbestos related payments of approximately $995 million for 1999, as follows:

                                   (in millions of dollars)

     Pre-NSP Settlements                  $     192
     NSP Settlements                            728
     Non-NSP Settlements                         50
     Defense and Administrative Expenses         25

                                          $     995

All amounts discussed above are before tax and application of insurance recoveries.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (Continued)

Tobacco

Owens Corning believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or contributed to by cigarette smoking, and that the major tobacco companies should be required to reimburse asbestos defendants, in whole or in part, for past payments made to asbestos claimants who were also smokers. The Company is pursuing this objective through both legislative lobbying efforts and litigation. As widely reported, the United States Senate did consider legislation during the first half of 1998 which would have included provisions in the proposed national tobacco settlement to compensate past and future asbestos plaintiffs who also suffer from smoking-related illnesses. Because the present prospects for any such legislation are uncertain, the Company has increased its litigation efforts against the tobacco companies.

In October 1998, the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven leading tobacco companies and several other tobacco industry defendants. The court has set a February 2000 trial date for this action. In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same major tobacco companies. In both cases, Owens
Corning and Fibreboard seek monetary recovery for, among other things, a portion of the payments made to persons who brought asbestos claims and were also smokers.

PFT Litigation

As previously reported, in 1996 Owens Corning filed suit in federal court in New Orleans, Louisiana against the owners and operators of certain pulmonary function testing laboratories in the southeastern United States alleging that many pulmonary function tests ("PFTs") used in mass screening programs were improperly administered and manipulated by the testing laboratories or otherwise inconsistent with proper medical practice. This matter is now in active pre-trial discovery and a January 2000 trial date has been set. In January 1997, Owens
Corning filed a similar suit in federal court in Jackson, Mississippi against the owner of an additional testing laboratory. This suit is in the discovery phase. The Company believes that these lawsuits have been helpful in raising the standards for medical screening of asbestos claims and in developing, and gaining widespread acceptance by plaintiffs' firms of, the medical criteria included in the NSP Agreements.

Insurance

As of March 31, 1999, Owens Corning had approximately $166 million in unexhausted insurance coverage (net of deductibles and self-insured retentions and excluding coverage issued by insolvent carriers) under its liability insurance policies applicable to asbestos personal injury claims. This insurance, which is substantially confirmed, includes both products hazard coverage and primary level non-products coverage. Portions of this coverage are not available until 2000 and beyond under agreements with the carriers confirming such coverage. All of Owens Corning's liability insurance policies cover indemnity payments and defense fees and expenses subject to policy limits.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (Continued)

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

Reserve

The Company's financial statements include a reserve for the estimated cost associated with Owens Corning's asbestos personal injury claims. This reserve was established initially through a charge to income in 1991, with an additional $1.1 billion charge to income (before taking into account probable non-products insurance recoveries) recorded in 1996. The combined effect of the $1.1 billion charge and the $225 million probable additional non-products insurance recovery was an $875 million charge in the second quarter of 1996. Reflecting the substantial new information about pending and future claims gained in the NSP negotiations with plaintiffs' law firms and the recent changes in the legal environment referred to above, the Company in the fourth quarter of 1998 increased its asbestos reserves by $1.4 billion, resulting in an after-tax charge to 1998 earnings of $906 million. Subject to the uncertainties referred to below, Owens Corning estimates that its liabilities in respect of indemnity and defense costs associated with pending and unasserted asbestos personal injury claims and its insurance recoveries in respect of such claims, at March 31, 1999, are as follows:

                                    March 31,      December 31,
                                      1999             1998
                                     (In millions of dollars)

Reserve for asbestos litigation
  claims
    Current                        $   1,050         $     850
    Other                              1,385             1,780
        Total Reserve              $   2,435         $   2,630

Insurance for asbestos litigation
  claims
    Current                        $     150         $     150
    Other                                241               260
        Total Insurance            $     391         $     410

Net Owens Corning
  Asbestos Liability               $   2,044         $   2,220

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

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (Continued)

Such variables include the number of claims filed in the future and the severity of disease involved in such claims; whether or not such claims are covered by an NSP Agreement; the extent, if any, to which an individual plaintiff exercises his/her right to opt out of an NSP Agreement and/or utilize other counsel that is not a participant in the NSP; the extent if any to which Owens Corning exercises its right to terminate one or more of the NSP Agreements due to excessive opt-outs; and Owens Corning's success in controlling the costs of resolving claims outside the NSP.

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

Status

As of March 31, 1999, approximately 129,000 asbestos personal injury claims were pending against Fibreboard. Most of the pending claims are made against the Fibreboard Global Settlement Trust and are subject to the Global Settlement injunction discussed below.

National Settlement Program

Fibreboard is a participant in the NSP and is a party to most of the NSP Agreements discussed in Item A. These agreements settle claims pending against Fibreboard and claims which are currently barred claims that would be filed against Fibreboard in the event the U.S. Supreme Court overturns the Global Settlement (discussed below). The agreements also provide for the resolution of other future asbestos personal injury claims against Fibreboard through the administrative processing arrangement described in Item A. If the Global Settlement is overturned and the Insurance Settlement (discussed below) therefore becomes effective, Fibreboard anticipates that in excess of 100,000 asbestos personal injury claims pending against it would be resolved under the NSP. Settlement payments for such claims would be made over a period of five years, with most payments occurring in 1999 and 2000. Such payments would be made from the approximately $1.9 billion in funds available under the Insurance Settlement.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING)  (Continued)

Each NSP Agreement will terminate automatically as to Fibreboard if the Global Settlement receives final court approval. Under the Global Settlement, Fibreboard is protected by an injunction from asbestos personal injury claims and should have no further uninsured liabilities for pending or future asbestos personal injury claims. If the Global Settlement receives final court approval, the NSP Agreements would remain in effect with regard to Owens Corning, whose share of the total costs under the agreements would remain substantially unchanged.

Global Settlement

During 1993, Fibreboard, its insurers and representatives of a class of future asbestos plaintiffs who have claims arising from asbestos prior to August 27, 1993, entered into the Global Settlement. Under the Global Settlement, Fibreboard is protected by an injunction from claims, and should have no further asbestos personal injury liabilities. On July 26, 1996, the Fifth Circuit Court of Appeals affirmed the Global Settlement by a majority decision.

The parties opposing the Global Settlement filed petitions seeking review with the U.S. Supreme Court. On June 27, 1997, the Supreme Court granted the petition, vacated the judgment and remanded the case to the Fifth Circuit for further consideration in light of the Supreme Court's decision in the Amchem Products
v. Windsor case. Amchem involved a proposed nationwide class action settlement of future asbestos personal injury claims against the members of the Center for Claims Resolution. The Supreme Court, affirming the intermediate appellate court, disapproved and vacated the Amchem class action settlement, determining that the Amchem class action failed to meet the class action certification requirements of Federal Rule of Civil Procedure 23. On January 27, 1998, a panel of the Fifth Circuit reaffirmed, by majority vote, its prior decision, and again approved the Global Settlement. In June 1998, the United States Supreme Court granted certiorari, agreeing to review the decision by the Fifth Circuit. The Supreme Court heard oral argument on the case in December 1998, and a decision is expected in the second quarter of 1999.

If the Global Settlement becomes effective, all asbestos-related personal injury liabilities of Fibreboard will be resolved through insurance funds and existing corporate reserves of Fibreboard, and a permanent injunction would bar the filing of any further claims against Fibreboard or its insurers by class members. Upon final approval, Fibreboard's insurers are required to pay existing settlements and assume full responsibility for any claims filed before August 27, 1993, the date the settling parties reached agreement on the terms of the Global Settlement. A court-supervised claims processing trust ("Settlement Trust") will be responsible for resolving claims which were not filed against Fibreboard before August 27, 1993, and any further claims that might otherwise be asserted against Fibreboard in the future by members of the class.

The Settlement Trust will be funded principally by Fibreboard's insurers, Continental Casualty Company ("Continental") and Pacific Indemnity Company ("Pacific"). These insurers placed $1.525 billion in an interest-bearing escrow account pending court approval of the settlements. Fibreboard is responsible for contributing $10 million plus accrued interest toward the Settlement Trust, which it will obtain from other remaining insurance sources and its existing reserves.

                 OWENS CORNING AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING)  (Continued)

The Home Insurance Company has already paid $9.9 million into the escrow account on behalf of Fibreboard, in satisfaction of an earlier settlement agreement. The balance of the escrow account was approximately $1.7 billion at March 31, 1999 after payment of interim expenses and exigent claims associated with the Global Settlement.

Insurance Settlement

In 1993, Fibreboard, Continental and Pacific entered into the Insurance Settlement, which was structured as an alternative solution in the event the Global Settlement fails to receive final approval. Under the Insurance Settlement, Continental and Pacific will pay in full settlements reached as of August 27, 1993. In addition they will provide Fibreboard with the remaining balance of the Global Settlement escrow account for claims filed after August 27, l993, plus an additional $475 million subject to certain adjustments. Upon fulfillment of their obligations under the Insurance Settlement, Continental and Pacific will be discharged from any further obligations to Fibreboard under their insurance policies and will be protected by an injunction against any claims of asbestos personal injury claimants based upon those insurance policies. Under the
Insurance Settlement, Fibreboard will manage the defense and resolution of asbestos-related personal injury claims and will remain subject to suit by asbestos personal injury claimants. On October 24, 1996, the statutory time period for objectors to seek further judicial review of the Insurance Settlement lapsed with no petition for review having been filed with the U.S. Supreme Court. Therefore, the Insurance Settlement is now final and not subject to further appeal.

The Insurance Settlement will not become effective and will not be fully funded until such time as the Global Settlement has been finally resolved. In the event the Global Settlement is finally approved, the Insurance Settlement will not be funded.

Management Opinion

While there are various uncertainties regarding whether the Global Settlement or the Insurance Settlement will be in effect, and these may ultimately impact Fibreboard's liability for asbestos personal injury claims, the Company believes the amounts available under the Insurance Settlement will be adequate to fund Fibreboard's ongoing defense and indemnity costs associated with asbestos-related personal injury claims for the foreseeable future.

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

Despite the benefits of its growth agenda, the Company experienced a highly competitive pricing environment during 1997 and into 1998. In order to improve its strategic position and operational efficiency, the Company implemented several profitability and productivity initiatives, including the strategic restructuring program, discussed below, which was begun in late 1997. This program, along with the realignment of the Company's Exterior Systems business, enabled the Company to benefit from cost reductions of approximately $142 million during 1998. The specific objectives of this strategic program are discussed in "Restructuring of Operations and Other Actions" below and in Note 3 to the Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

During 1998, the pricing environment applicable to several of the Company's major products, particularly residential insulation, began to improve. Over the course of the year, the Company announced three separate price increases, totaling 27%, applicable to residential insulation. Another 9% price increase applicable to such products was announced effective January 1999. By the end of 1998, most notably in the fourth quarter, the Company's average price levels of insulation products surpassed the year-end 1997 levels. Despite the successful implementation of price increases during 1998, including the restoration of residential insulation prices to their late 1996 levels, income from operations during 1998 was adversely impacted by approximately $44 million, compared to 1997, due largely to the relatively low insulation pricing base in effect at the beginning of 1998, the lag in fully realizing the 1998 price increases as the Company honored the remainder of pre-existing pricing contracts, and price declines attributable to vinyl siding products. The cost reductions, productivity improvements, and significant pricing improvements achieved during 1998 have continued into the first quarter of 1999.

Quarter Ended March 31, 1999

Sales and Profitability

Net sales for the quarter ended March 31, 1999 were $1.130 billion, down slightly from the first quarter 1998 level of $1.137 billion. The sales decline is due largely to the transfer of the Company's yarns business to an unconsolidated joint venture during the third quarter of 1998. On a comparative basis, excluding the yarns and other divested businesses in 1998, sales during the first quarter of 1999 were up 7% from the first quarter of 1998. In the Building Materials business, sales during the first quarter of 1999 reflect the continued strength in the U.S. roofing market, with both volume and price improvements, compared to the first quarter of 1998, and the continued upward price trend applicable to residential insulation products, particularly in the U.S. Volume increases in the vinyl siding market were offset by price declines in that market compared to the first quarter of 1998. In the Composites business, sales reflect volume declines, particularly in the U.S. Slight price increases in the U.S. were offset by price declines in European and Asian markets during the first quarter of 1999. On a consolidated basis, there was virtually no impact of currency translation on sales in foreign currencies during the first quarter of 1999 compared to the first quarter of 1998. Please see Note 1 to the Consolidated Financial Statements.

Sales outside the U.S. represented 19% of total sales during the first quarter of 1999, compared to 22% during the first quarter of 1998. The relative decline in non-U.S. sales is due to the 1999 volume and price increases attributable to U.S. roofing and insulation products, along with insulation volume declines in Canada and Europe. Gross margin for the quarter ended March 31, 1999 was 23% of net sales, compared to 18% in the first quarter of 1998. The increase in gross margin reflects the benefits of the cost reductions resulting from the Company's strategic restructuring program, price increases applicable to many of the Company's products, and continuing productivity improvements across the Company's businesses.

For the quarter ended March 31, 1999, the Company reported net income of $44 million, or $.77 per share, compared to net income of $8 million, or $.16 per share, for the quarter ended March 31, 1998. Net income in the first quarter of 1999 reflects the benefits of the cost-saving programs and productivity initiatives implemented throughout 1998 as well as the benefits of pricing improvements, particularly in U.S. residential insulation markets. Included in the first quarter 1998 net income are a $95 million pretax charge ($63 million after-tax) for the Company's restructuring program and an $84 million pretax gain ($52 million after-tax) from the sale of the Company's 50% ownership interest in Alpha/Owens-Corning. Cost of borrowed funds during the first quarter of 1999 was $33 million, $4 million lower than the first quarter 1998 level, due to a reduction in average interest rates. The reduction in minority interest expense reflects the Company's third quarter 1998 repurchase of its Trust Preferred Hybrid Securities.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

On a comparative basis, the reduction in equity in net income of affiliates for the quarter ended March 31, 1999 versus the same quarter of 1998 reflects the sale of the Company's 50% ownership interest in Alpha/Owens-Corning, LLC at the end of the first quarter of 1998, and costs associated with the start-up of the Company's composites joint venture in India. Please see Notes 3 and 4 to the Consolidated Financial Statements.

Marketing and administrative expenses were $136 million during the first quarter of 1999, compared to $129 million in the first quarter of 1998. The increase is primarily attributable to increased marketing programs targeted at new growth initiatives, partially offset by the benefits of cost reductions resulting from the Company's strategic restructuring program.

Restructuring of Operations and Other Actions

Please see also Note 3 to the Consolidated Financial Statements.

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

The primary components of the $126 million charge for other actions in 1998 and their classification on the Company's consolidated statement of income include: $30 million to write down to fair value certain manufacturing assets held for use in China, due primarily to poor current and projected financial results, recorded as cost of sales; $15 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $17 million for the write-down of an investment in and the write-off of a receivable from a joint venture in Korea to reflect the business outlook at that time and the fair market value of the assets, recorded as other operating expenses; $12 million for the write-down of goodwill associated with the 1995 acquisition of Fiber-lite, determined to be unrecoverable due to a change in market conditions and customer demand, recorded as other operating expenses; and $9 million for the write-down of certain assets in the U.S. to fair market value, recorded as cost of sales. The Company plans to hold and use the investments but disposed of most of the equipment in 1998. Also included in the $126 million charge for other actions are $13 million for the write-off of certain receivables in the U.S. and Asia determined to be uncollectable, recorded as cost of sales and other operating expenses; and $30 million for other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

As indicated above, certain of the charges recorded during 1998 represent valuation adjustments associated with asset impairments. The Company continually evaluates whether events and circumstances have occurred that indicate that the carrying amount of certain long-lived assets is recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the expected undiscounted cash flows to be generated by the asset to determine whether the carrying amount is recoverable or if an impairment exists. When it is determined that an impairment exists, the Company uses the fair market value of the asset, usually measured by the discounted cash flows to be generated by the asset, to determine the amount of the impairment to be recorded in the financial statements.

As a result of the strategic restructuring program, the Company realized a decrease in manufacturing and operating expenses of approximately $110 million during 1998. Based upon expected economic conditions over the next few years, including effects on matters such as labor, material and other costs, the Company expects to achieve total annual pretax savings of approximately $175 million in 1999 and each year thereafter from this program. The expected $175 million in cost reductions, the majority of which will be cash savings, is comprised of $150 million in reduced personnel costs, $14 million in reduced facility costs, and $11 million of reductions in related program spending. The Company also expects additional cost savings during 1999 resulting from improved logistics and materials sourcing.

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

Building Materials

In the Building Materials segment, sales increased 8% in the first quarter of 1999 compared to the first quarter of 1998, reflecting increased volume and significant price improvements attributable to U.S. residential insulation products, as well as volume and price increases in U.S. roofing markets. Building Materials sales also reflect the benefits of volume increases in North American vinyl siding markets and European insulation markets during the first quarter of 1999, offset by price declines in those markets. There was virtually no translation impact of sales denominated in foreign currencies during the first quarter of 1999. Income from operations was $76 million during the first quarter of 1999 compared to a loss of $10 million during the comparable 1998 period. Income from operations in 1999 reflects productivity improvements and cost reductions resulting from the strategic restructuring program, as well as volume and price increases in the U.S. roofing and residential insulation markets. Please see Note 1 to the Consolidated Financial Statements.

Early in the first quarter of 1998, the Company completed the sale of the assets of Pabco, a producer of molded calcium silicate insulation, fireproofing board and metal jacketing, acquired as part of the Fibreboard acquisition in 1997. Please see Note 4 to the Consolidated Financial Statements.

Composite Materials

In the Composite Materials segment, sales were down 24% during the first quarter of 1999, compared to the first quarter of 1998, due largely to the disposition (discussed below) of 51% of the Company's yarns and specialty materials business (the "yarns business") late in the third quarter of 1998. Adjusted for the

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

impact of this disposition, sales were down 4% during the first quarter of 1999 compared to 1998, primarily due to volume declines in U.S. markets. Slight price increases in U.S. composites markets were offset by price declines across European and Asian markets. The translation impact of sales denominated in foreign currencies was slightly favorable during the first quarter of 1999. Income from operations was $31 million in the first quarter of 1999, compared to $52 million in the prior-year period. The decline is due largely to the disposition of the yarns business in the third quarter of 1998 as well as the volume and price declines discussed above. Income from operations during the first quarter of 1999 also reflects the benefits of productivity improvements and cost reductions from the Company's restructuring program. Please see Note 1 to the Consolidated Financial Statements.

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

The consolidated balance sheet of the Company as of March 31, 1999 and December 31, 1998 reflects the third quarter 1998 disposition of the Company's yarns business. The results of operations of the yarns business were reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the three months ended March 31, 1998, the yarns business recorded sales of approximately $73 million and income from operations of approximately $23 million. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns joint venture under the equity method.

Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier adoption is allowed. The Company has begun to assess the impact of SFAS 133 on its financial statements and plans to adopt this accounting change effective January 1, 2000. The Company has not yet fully quantified the impact of SFAS 133 but is aware that the adoption of SFAS 133 could increase volatility in earnings and other comprehensive income.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $304 million for the quarter ended March 31, 1999, compared to negative $330 million for the quarter ended March 31, 1998. The improvement in cash flow from operations in 1999 is largely attributable to increased earnings and the collection of an $85 million federal income tax receivable, offset partially by an increase in payments for asbestos litigation claims, net of insurance. Payments for asbestos litigation claims were $195 million during the first quarter of 1999 and proceeds from

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

insurance were $19 million, compared to $129 million and $17 million, respectively, during the first quarter of 1998. The increase in net payments resulted principally from the implementation of the National Settlement Program (NSP) in the fourth quarter of 1998. The Company anticipates $995 million of total payments for asbestos litigation claims during 1999 due to the continuing implementation of the Company's NSP, described in
Note 11 to the Consolidated Financial Statements. The Company expects that $150 million of insurance proceeds will be available to partially cover these costs. Please see Notes 8 and 11 to the Consolidated Financial Statements.

Inventories at March 31, 1999 increased by $59 million from the December 31, 1998 level, due largely to the seasonal build of inventories and other working capital. Receivables at March 31, 1999 were $555 million, a $104 million increase over the December 31, 1998 level, attributable to the seasonal increase in sales. The decrease in accounts payable and accrued liabilities from $942 million at December 31, 1998 to $755 million at March 31, 1999 reflects typical payment patterns during the first quarter.

At March 31, 1999, the Company's net working capital was negative $289 million and its current ratio was .85, compared to negative $354 million and .81, respectively, at December 31, 1998 and $309 million and 1.24, respectively, at March 31, 1998. A $700 million increase in the current portion of the reserve for asbestos litigation claims, net of insurance, due to the implementation of the Company's National Settlement Program, partially offset by the related income tax benefit, contributed to the decrease in net working capital at March 31, 1999 compared to March 31, 1998.

The  Company's  total borrowings at March 31,  1999  were  $2.062 billion, $436 million higher than at year-end 1998. The Company typically uses cash during the first half of the year as it builds inventory and other working capital.

As of March 31, 1999, the Company had unused lines of credit of $1.243 billion available under long-term bank credit facilities and an additional $130 million under short-term facilities, compared to $1.307 billion and $124 million, respectively, at year-end 1998. The net decrease in unused available lines of credit reflects the Company's increased borrowings at March 31, 1999 compared to December 31, 1998. During the first quarter of 1999, the Company issued $250 million of debt securities, the proceeds of which were used to reduce borrowings under the long-term bank credit facility. Letters of credit issued under the facility, most of which support appeals from asbestos trials, also reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above. Please see Note 5 to the Consolidated Financial Statements.

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

Capital spending for property, plant and equipment, excluding acquisitions, was $40 million in the first quarter of 1999. The Company anticipates that 1999 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $225 million, the majority of which is uncommitted. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

Asbestos Litigation

Gross payments for asbestos litigation claims during the first quarter of 1999, including payments for claims settled in prior years, were $195 million. Proceeds from insurance were $19 million resulting in a net pretax cash outflow of $176 million ($115 million after-tax). The first quarter 1999 gross payments compare to first quarter 1998 gross payments of approximately $129 million. The increase in 1999 is principally attributable to payments in 1999 for claims resolved in prior years and because, in conjunction with National Settlement Program negotiations, Owens Corning was able to achieve additional settlements on favorable terms of certain appeals and other pending claims. On December 15, 1998, Owens Corning announced a National Settlement Program (NSP) under which a substantial majority of the asbestos claims pending against the Company have been resolved. Average payments per claim under the NSP are expected to be substantially lower than those experienced by Owens Corning in recent years. Settlement payments aggregating approximately $1.2 billion for cases pending against Owens Corning will be made over a period of up to five years, with most payments occurring in 1999 and 2000. Such payments will be made from the Company's available cash and credit resources. As a result of such payments, the Company's gross payments for asbestos litigation claims will increase in 1999 and 2000 over the levels experienced in recent years. However, such payments are expected to be substantially lower than historical levels in 2001 and subsequent years. The Company's total payments for asbestos litigation claims in 1999, including defense costs, are expected to be approximately $995 million, due principally to payments in conjunction with the NSP. Proceeds from insurance of $150 million are expected to be available to partially cover these costs, resulting in a net pretax cash outflow of $845 million. Such asbestos payments will reduce the Company's income tax payments by approximately $300 million in future periods. The increase in expected total payments for 1999 from the level estimated in the Company's financial statements at December 31, 1998, reflects continuing implementation of the NSP, including the addition of 25 plaintiffs' firms to the NSP in the first quarter of 1999. In addition to providing for the resolution of pending claims against Owens Corning, the NSP establishes administrative processing arrangements with participating law firms under which future asbestos claims will be resolved without litigation, with future claimants to receive specified amounts based on the type and severity of disease and other factors. Please see Note 11 to the Consolidated Financial Statements.

Gross payments for asbestos litigation claims against Fibreboard during the first quarter of 1999 were approximately $27 million, all of which were paid directly by Fibreboard's insurers or from an escrow account funded by its insurers to claimants on Fibreboard's behalf. Fibreboard is a participant in the NSP and is a party to most of the NSP Agreements. If the Global Settlement is overturned by the United States Supreme Court, and the Insurance Settlement therefore becomes effective, it is anticipated that in excess of 100,000 asbestos litigation claims pending against Fibreboard would be resolved under the NSP. Payments for such claims would be made over the next five years with most payments occurring in 1999 and 2000. Such payments would be made from the approximately $1.9 billion in funds available under the Insurance Settlement to resolve pending and future Fibreboard claims. Please see Notes 8 and 11 to the Consolidated Financial Statements.

The Company expects funds generated from operations, together with funds available under long and short term bank credit facilities, to be sufficient to satisfy its debt service obligations under its existing and anticipated indebtedness, its contingent liabilities for uninsured asbestos personal injury claims, as well as its capital expenditure programs and growth agenda.

Environmental Matters

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the first quarter of 1999, the Company was designated as a PRP in such federal, state, local or private proceedings for 3 additional sites. At March 31, 1999, a total of 40 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

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

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. Until these regulations are developed, the Company cannot
determine  the  extent  to which the Act  will  affect  it.   The
Company anticipates that its sources to be regulated will include wool fiber glass, mineral wool, wet formed fiber glass mat,
amino/phenolic   resin,  secondary  aluminum  smelting,   asphalt
processing and roofing, metal coil coating, and open molded fiber-reinforced plastics. The EPA's currently announced schedule is to issue regulations covering wool fiber glass, mineral wool, wet formed fiber glass mat, amino/phenolic resin, secondary aluminum smelting, and asphalt processing and roofing in 1999; and metal
coil   coating  and  fiber-reinforced  plastics  in  2000,   with
implementation  as  to  existing  sources  up  to   three   years
thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

Year 2000 Readiness

This information should be considered a Year 2000 Readiness
Disclosure.

Background

Some of the Company's existing information technology ("IT") systems and control systems containing embedded technology such as processors, controllers and microchips ("Non-IT") were originally programmed using two digits rather than four digits to define the applicable year. As a result, such systems, if not remediated, may experience miscalculations or disruptions when processing information containing dates that fall after December 31, 1999 or other dates that could cause computer malfunctions (the "Year 2000 Issue").

The Company's State of Readiness

In recognition of the significance of the Year 2000 Issue, the Company formed a senior management team representing business units and business process functions including information technology, sourcing, customer relations, logistics, facilities and legal. This team oversees the Company's efforts to assess and resolve the Year 2000 Issue. In addition, the Company's individual organizational units have developed, and are implementing, Year 2000 plans. These plans include assessment of all the Company's IT and Non-IT systems and an evaluation of the external environment to identify significant exposure areas and to develop appropriate remediation or other risk management approaches. The Company is also developing business continuity plans to assure that all of its operations are prepared in the case of an unexpected system or supplier failure.

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

To date, over 80% of the Company's IT systems are both ready for the year 2000 and are already in operation for daily business transaction processing. This has been accomplished through the comprehensive implementation of enterprise resource planning software across most of the Company's business units. The Company's schedule is to have updated or replaced all remaining IT systems by the end of second quarter 1999. Management expects that most of these remaining IT systems will be in full operation by the end of second quarter 1999, and that all will be in full operation by the end of the third quarter. All significant system changes are currently progressing to achieve this schedule.

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

External Environment

The Company is working with its suppliers and customers to assess their level of Year 2000 readiness. This process includes both the receipt of confirmation documents as well as selective on-site visits. Critical suppliers have been identified; confirmations received, and now the Company is conducting visits, which will continue throughout the second quarter of 1999. Based upon results of the confirmations and visits, the Company expects to develop any required contingency plans by the end of the third quarter. Such contingency plans will include, as appropriate, using alternate suppliers that are Year 2000 ready.

Estimated Costs

The cumulative cost of systems replacement, remediation and update from 1995 through the first quarter of 1999 has been approximately $150 million, including technology, design and development, and related training and deployment in business locations. The Company currently estimates that its remaining costs to assess and resolve the Year 2000 Issue including the replacement and remediation at all remaining locations are in the range of $20 million to $25 million. These cost estimates are based on currently available information, and may be subject to change.

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


ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

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

The amounts presented below represent the maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

     Risk Category                 March 31,      December 31,
                                      1999            1998
                                    (In millions of dollars)
     Foreign currency                  $1              $1
     Interest rate                     $9              $8

Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See   Note   11,   Contingent  Liabilities,  to   the   Company's
Consolidated Financial Statements above, which is incorporated here by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   None of the constituent instruments defining the rights  of
      the   holders   of  any  class  of  the  Company's   registered
      securities  was  materially  modified  in  the  quarter   ended
      March 31, 1999.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in
      the   quarter   ended  March  31,  1999  by   the   issuance   or
      modification of any other class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended March 31, 1999, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material
      default  not  cured  within  30  days,  with  respect  to   any
      indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended March 31, 1999, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 1999.

ITEM 5.   OTHER INFORMATION

The Company does not elect to report any information under this item.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K.

     During the quarter ended March 31, 1999, the Company filed the following current report on Form 8-K:

             - Filed February 8, 1999, under Item 5.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OWENS CORNING

                                   Registrant


Date:     May 3, 1999              By:  /s/  J. Thurston Roach
                                   J. Thurston Roach
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (as duly authorized officer)



Date:     May 3, 1999              By:  /s/  Steven J. Strobel
                                   Steven J. Strobel
                                   Vice President and Controller

                          EXHIBIT INDEX

Exhibit
Number                     Document Description

(2)   Plan   of   Acquisition,   Reorganization,   Arrangement,
      Liquidation or Succession.

      LLC  Interest Sale and Purchase Agreement, dated as of July
      31,  1998,  among Owens Corning, Advanced Glassfiber  Yarns
      LLC and Glass Holdings Corp. (incorporated herein by reference to Exhibit 2 to the Company's current report on Form 8-K (File No. 1-3660), filed October 14, 1998).

      Amendment No. 1 to LLC Interest Sale and Purchase Agreement dated as of September 30, 1998 (incorporated herein by reference to Exhibit 2 to the Company's current report on Form 8-K (File No. 1-3660), filed October 14, 1998).

(3)   Articles of Incorporation and By-Laws.

       (i) Certificate of Incorporation of Owens Corning, as amended (incorporated herein by reference to Exhibit
             (3)(i) to the Company's quarterly report on Form 10-Q
             (File No. 1-3660) for the quarter ended March 31,
             1997).

       (ii) By-Laws of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to the Company's annual report on Form 10-K (File No. 1-3660) for the year 1995).

(4)    Instruments Defining the Rights of Security Holders,
       Including Indentures.

       Indenture, dated as of May 5, 1997, between Owens Corning and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5.1 to the Company's current report on Form 8-K (File No. 1-3660), filed May 14, 1997).

       Credit  Agreement,  dated as of June  26,  1997,  among
       Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First
       Boston, as Agent (incorporated herein by reference to Exhibit (4) to the Company's quarterly report on Form 10-
       Q (File No. 1-3660) for the quarter ended June 30, 1997), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (4) to the Company's annual report on Form 10-K (File No. 1-3660) for the year
       1997) and Amendment No. 2 thereto (incorporated herein by reference to Exhibit (4) to the Company's annual report on Form 10-K (File No. 1-3660) for the year 1998).

(10)   Material Contracts.

       Owens   Corning  Deferred  Compensation  Plan  (filed
       herewith).

       Corporate Incentive Plan Terms Applicable to Certain
       Executive Officers (filed herewith).

       Corporate Incentive Plan Terms Applicable to Key
       Employees Other Than Certain Executive Officers (filed herewith).

                             - 36 -

                          EXHIBIT INDEX
Exhibit
Number     Document Description

(11)       Statement  re  Computation of  Per  Share  Earnings
           (filed herewith).

(27)       Financial Data Schedule (filed herewith).

(99)       Additional Exhibits.

           Subsidiaries of Owens Corning, as amended
           (filed herewith).