Form 10-Q
period 1999-06-30
OWENS CORNING
filed 1999-08-16
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter Ended June 30, 1999

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

                      Yes / X /     No /   /

Shares of common stock, par value $.10 per share, outstanding at
                          June 30, 1999

                           54,835,397

                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                 OWENS CORNING AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME

                                Quarter Ended    Six Months Ended
                                   June 30,          June 30,
                               1999      1998     1999      1998
                               ----      ----     ----      ----
                                 (In millions of dollars, except
                                           share data)

NET SALES                      $ 1,310  $ 1,286 $ 2,440  $  2,423
COST OF SALES                      987      985   1,858     1,923
                               -------  ------- -------  --------
  Gross margin                     323      301     582       500
                               -------  ------- -------  --------

OPERATING EXPENSES
  Marketing and
    administrative expenses        152      152     288       281
  Science and technology
    expenses                        14       14      28        29
  Restructure costs (Note 3)         -        -       -        87
  Other                              2        1       1        14
                               -------  ------- -------  --------

    Total operating expenses       168      167     317       411
                               -------  ------- -------  --------

Gain on sale of assets
 (Note 4)                            -        -       -        84

INCOME FROM OPERATIONS            155       134     265       173

Cost of borrowed funds             39        36      72        73
                               -------  ------- -------  --------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                    116        98     193       100

Provision for income taxes
  (Note 6)                         41        34      68        27
                               -------  ------- -------  --------

INCOME BEFORE MINORITY
 INTEREST AND EQUITY IN
 NET INCOME (LOSS)
 OF AFFILIATES                     75        64     125        73

Minority Interest                  (1)       (5)     (3)      (10)

Equity in net income
 (loss) of affiliates               2         -      (2)        4
                               -------  ------- -------  --------

NET INCOME                     $   76   $    59 $   120  $     67
                               =======  ======= =======  ========

NET INCOME PER COMMON SHARE

Basic net income per share     $ 1.41   $  1.09 $  2.22  $   1.25
                               ------   ------- -------  --------
Diluted net income per share   $ 1.31   $  1.02 $  2.08  $   1.20
                               ------   ------- -------  --------

Weighted average number of
  common shares outstanding
  and common equivalent
  shares during the period
  (in millions)

   Basic                          54.1     53.6    54.0     53.5
   Diluted                        59.7     58.9    59.5     58.7


                 OWENS CORNING AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                                June 30,  December 31,   June 30,
                                  1999        1998         1998
                                --------  ------------  ---------
                                     (In millions of dollars)
ASSETS
------

CURRENT
  Cash and cash equivalents     $     26  $        54   $      42
  Receivables                        611          451         597
  Inventories (Note 7)               502          437         535
  Insurance for asbestos
   litigation claims -
   current portion (Note 11)         150          150         125
  Deferred income taxes              366          293         137
  Income tax receivable                3          117          27
  Other current assets                24           27          64
                                --------  -----------   ---------

     Total current                 1,682        1,529       1,527
                                --------  -----------   ---------

OTHER
  Insurance for asbestos
   litigation claims (Note 11)       228          260         310
  Asbestos costs to be
   reimbursed -
   Fibreboard (Note 11)               62           74          89
  Deferred income taxes              493          608         356
  Goodwill                           750          762         788
  Investments in affiliates
   (Note 4)                           51           45          50
  Other noncurrent assets            243          205         181
                                --------  -----------   ---------

     Total other                   1,827        1,954       1,774
                                --------  -----------   ---------

PLANT AND EQUIPMENT, at cost

Land                                  70           64          65
Buildings and leasehold
 improvements                        810          701         683
Machinery and equipment            2,502        2,476       2,677
Construction in progress             244          257         222
                                --------  -----------   --------
                                   3,626        3,498       3,647

  Less-accumulated
   depreciation                   (1,944)      (1,880)     (1,888)
                                --------  -----------   --------

      Net plant and equipment      1,682        1,618       1,759
                                --------  -----------   ---------

TOTAL ASSETS                    $  5,191   $    5,101   $   5,060
                                ========  ===========   =========

                 OWENS CORNING AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET (continued)

                                     June 30,   December 31,  June 30,
                                       1999         1998        1998
                                       -----       ------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY      (In millions of dollars)
------------------------------------

CURRENT
  Accounts payable and accrued       $     708    $    942   $     793
   liabilities
  Reserve for asbestos litigation
   claims - current portion
   (Note 11)                             1,050         850         325
  Short-term debt                          121          69         119
  Long-term debt -
   current portion                          27          22         128
                                        ---------  --------     ---------

     Total current                       1,906       1,883       1,365
                                        ---------  --------     ---------

LONG-TERM DEBT                           2,068       1,535       1,761

OTHER

  Reserve for asbestos litigation
   claims (Note 11)                  $   1,210    $  1,780   $   1,121
  Asbestos-related liabilities -
   Fibreboard (Note 11)                     67         79           96
  Other employee benefits liability        325         326         340
  Pension plan liability                    52          55          61
  Other                                    345         364         174
                                       ---------  --------     ---------

     Total other                         1,999       2,604       1,792
                                       ---------  --------     ---------

COMPANY OBLIGATED SECURITIES OF
  ENTITIES HOLDING SOLELY PARENT
  DEBENTURES                               195         194         503
                                       ---------  --------     ---------

MINORITY INTEREST                           45          19          21
                                       ---------  --------     ---------

STOCKHOLDERS' EQUITY
  Common stock                             698         679         669
  Deficit                               (1,650)     (1,762)       (987)
  Accumulated other comprehensive
    income (Note 9)                        (48)        (37)        (48)
  Other                                    (22)        (14)        (16)
                                        ---------  ---------    ----------

     Total stockholders' equity         (1,022)     (1,134)       (382)
                                        ---------  --------     ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 5,191   $   5,101   $   5,060
                                        =========  =========    ==========

                 OWENS CORNING AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                Quarter Ended    Six Months Ended
                                  June 30,           June 30,
                                1999     1998    1999      1998
                                ----     ----    ----      ----
                                    (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

  Net income                   $   76   $    59 $  120  $    67
  Reconciliation of net cash
    provided by operating
    activities
     Noncash items:
       Provision for
        depreciation and
        amortization               52        47    105      99
       Provision (credit) for
        deferred income taxes      16        40     39      (5)
       Gain on sale of assets
        (Note 4)                    -         -      -     (84)
       Other                        -         4      5      (3)
     (Increase) decrease in
       receivables                (56)      (40)  (142)   (169)
     (Increase) decrease in
       inventories                 (7)       (4)   (60)    (40)
     Increase (decrease) in
       accounts payable and
       accrued liabilities        (45)      (12)  (226)    (24)
     (Increase) decrease in
       income tax receivable       24        77    104      75
     Proceeds from insurance
       for asbestos
       litigation claims,
       excluding Fibreboard        13         5     32      22
     Payments for asbestos
       litigation claims,
       excluding Fibreboard     (175)       (95)  (370)   (224)
     Other                         3        (26)   (10)     11
                              -------   ------- ------  --------

       Net cash flow from
        operations            $  (99)    $   55  $(403) $ (275)
                              -------   ------- ------  --------

NET CASH FLOW FROM INVESTING

     Additions to plant and
       equipment                 (59)      (74)    (99)   (121)
     Proceeds from the sale
       of affiliate or
       business (Note 4)           -         -       -     134
        Other                    (16)        -     (27)    (19)
                              ------    ------  ------  -------

        Net cash flow         $  (75)    $ (74)  $(126)  $  (6)
         from investing       ------    ------  ------  ------

                 OWENS CORNING AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

                               Quarter Ended     Six Months Ended
                                  June 30,           June 30,
                               1999     1998     1999      1998
                               ----     ----     ----      ----
                                    (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions (reductions)
   to long-term credit        $  170   $ (659)  $  261  $  (374)
   facilities
  Other additions to long-
   term debt                       1      565      251     570
  Other reductions to long-
   term debt                     (33)     (11)     (33)    (13)
  Net increase in short-term
   debt                           10       60       28      96
  Dividends paid                  (4)      (4)      (8)     (8)

  Other                            3       (6)       -      (6)
                               ------   ------   ------  -------

   Net cash flow from
    financing                    147      (55)     499     265
                               -------  -------  ------  ------

Effect of exchange rate
 changes on cash                   2        1        2       -
                              -------  ------   ------  ------

Net increase (decrease)
 in cash and cash
 equivalents                     (25)     (73)     (28)    (16)

Cash and cash equivalents
 at beginning of period           51      115      54       58
                              -------  ------   ------  ------

Cash and cash equivalents
 at end of period             $   26   $   42   $  26   $   42
                              =======  ======   =====   ======

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Quarter Ended    Six Months Ended
                                  June 30,           June 30,
1.  SEGMENT DATA                1999     1998    1999      1998
                                ----     ----    ----      ----
                                    (In millions of dollars)
NET SALES

Reportable Operating Segments
-----------------------------

 Building Materials
  United States               $   946   $ 872   $ 1,760 $  1,611
  Europe                           58      70       121      135
  Canada and other                 63      53       111      105
                                ------    -----   ------  ------

    Total Building Materials  $ 1,067   $ 995   $ 1,992 $  1,851
                                ------    -----   ------- -------
 Composite Materials
  United States                   150     182       278      364
  Europe                           86     100       168      197
  Canada and other                 37      36        63       69
                                 -----     -----   -----   -----

    Total Composite Materials     273     318       509      630
                                 -----     -----   -----   -----
    Total Reportable
     Operating Segments       $ 1,340  $1,313   $ 2,501 $  2,481

Reconciliation to
 Consolidated Net Sales
-------------------------
  Composite Materials U.S.
   Sales to Building
   Materials U.S.                 (30)    (27)      (61)    (58)
                                -------   ------  ------- -------

       Net sales              $ 1,310  $1,286   $ 2,440  $  2,423
                              ======    ======  ======= ========

External Customer Sales by
 Geographic Region
---------------------------
  United States               $ 1,066   $1,027  $ 1,977 $  1,917
  Europe                          144      170      289      332
  Canada and other                100       89      174      174
                                -------   ------  ------  --------

       Net Sales              $ 1,310   $1,286  $ 2,440 $  2,423
                              =======   =======  ======= =======

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

                                Quarter Ended   Six Months Ended
                                  June 30,          June 30,
1.  SEGMENT DATA (continued)    1999     1998    1999     1998
                                ----     ----    ----     ----
                                   (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Reportable Operating Segments
-----------------------------

 Building Materials
  United States                 $ 110   $   66  $  177  $  60
  Europe                            1        2       4     (2)
  Canada and other                 19        1      25      1
                               ------    ------  ------  ------

   Total Building Materials       130       69     206     59
                               ------    ------  ------- -------

 Composite Materials
  United States                    33       51      61     93
  Europe                           (4)       7      (4)    16
  Canada and other                  4        4       7      5
                               ------    ------  ------  -------

   Total Composite Materials       33       62      64    114
                               ------    ------  ------  -------

    Total Reportable
     Operating Segments       $   163    $ 131  $  270 $  173
                                -------   -----   ------- ------

Geographic Regions
------------------
 United States                $   143   $  117  $  238 $  153
 Europe                            (3)       9       -     14
 Canada and other                  23        5      32      6
                              -------   ------  ------- -------

    Total Reportable          $   163   $  131  $  270 $  173
     Operating Segments       =======   ======  ======= ======

Reconciliation to
 Consolidated Income
 Before Provision for Income
 Taxes
----------------------------

 Restructuring and other
  charges                         -         -       -    (95)
 Gain on sale of affiliate or
  business                        -         -       -     84
 General corporate income
 (expense)                       (8)        3      (5)    11
 Cost of borrowed funds         (39)      (36)    (72)   (73)
                              -------   ------  ------  ------

   Consolidated Income Before
    Provision for Income
    Taxes                   $   116    $   98  $  193  $ 100
                              -------   -----   -----   -------

                             -  9 -

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

The $148 million pretax charge in the third quarter of 1998 was comprised of a $30 million charge associated with the restructuring of the Company's business segments and a $118 million charge associated with other actions, the majority of which represent asset impairments. The $30 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $118 million charge for other actions is comprised of a $60 million charge to cost of sales, a $4 million charge to marketing and administrative expenses, and a $54 million charge to other operating expenses. The components of the restructure charge include $9 million for personnel reductions and $21 million for the divestiture of non-strategic businesses and facilities, of which $20 million represents non-cash asset write-downs to estimated fair value and $1 million represents exit cost liabilities, comprised primarily of lease commitments. The $9 million for personnel reductions represents severance costs associated with the elimination of approximately 400 positions, primarily in the U.S. and Asia. The primary groups affected include manufacturing and administrative personnel. As of June 30, 1999, approximately $7 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 400 positions, the majority of whose severance payments will be made over the course of 1999. Charges of less than $1 million have been made against exit cost liabilities. No adjustments have been made to the liability.

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

The $95 million pretax charge in the first quarter of 1998 was comprised of an $87 million charge associated with the restructuring of the Company's business segments and an $8 million charge associated with other actions. The $87 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $8 million charge for other actions is comprised of a $5 million charge to cost of sales and a $3 million charge to marketing and administrative expenses. The components of the restructure charge include $81 million for personnel reductions and $6 million for the divestiture of non-strategic businesses and facilities, of which $2 million represents exit cost liabilities, comprised primarily of lease commitments. The $81 million for personnel reductions represents severance costs associated with the elimination of approximately 1,500 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of June 30, 1999, approximately $62 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 1,500 employees, the majority of whose severance payments were made over the course of 1998, and approximately $2 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

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

The $25 million for personnel reductions during the fourth quarter of 1997 represents severance costs associated with the elimination of nearly 550 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of June 30, 1999, approximately $21 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 550 employees, the majority of whose severance payments were over the course of 1998, and approximately $9 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

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

The following table summarizes the status of the liabilities from the restructure program described above, including cumulative spending and adjustments and the remaining balance as of June 30, 1999:

(In millions of dollars)

                         Beginning           Total         Ending
                         Liability         Payments     Liability
                         ---------          --------     --------

Personnel Cost           $    115          $    (90)    $      25
Facility and Business
  Exit Costs                  16                (12)            4
Other                          2                 (2)            -
                          -------           ---------     --------

Total                    $   133           $   (104)    $      29
                          =======           =========     ========

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

The consolidated balance sheet of the Company as of June 30, 1999 reflects the September 30, 1998 disposition of a majority interest in the Company's yarns and specialty materials business (the "yarns business"). The results of operations of the yarns business were reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the six months ended June 30, 1998, the yarns business recorded net sales of approximately $141 million and income from operations of approximately $45 million. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns joint venture under the equity method.

5. LONG-TERM DEBT

During the first quarter of 1999, the Company issued $250 million of senior debt securities ("the securities") as unsecured obligations of the Company. These securities, which mature in 2009, bear an annual rate of interest of 7.0%, payable semiannually. The proceeds from the issuance of these securities were used to reduce borrowings under the Company's long-term revolving credit agreement.
                             - 13 -

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

6. INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                             Quarter         Six Months
                              Ended             Ended
                            June 30,          June 30,
                             -------          --------
                           1999    1998    1999     1998
                           ----    ----    ----     ----

U.S. federal statutory
 rate                       35%      35%     35%     35%
State and local income
 taxes                       3        5       3       3
Special tax election
 (a)                         -        -       -     (13)
Foreign tax rate
 differences                 -        -       -       3
Other                       (3)      (5)     (3)     (1)
                          -----    -----   -----   -----
Effective tax
 provision and rate         35%      35%     35%     27%
                          =====    =====   =====   =====

(a)Represents a one-time tax benefit associated with Asia Pacific operations


 7.                  INVENTORIES

                                 June 30,     December 31,
                                   1999           1998
                                  ------         ------
                                (In millions of dollars)
Inventories  are  summarized
as follows:

Finished goods                  $   380          $   317
Materials and supplies              182              176
                               --------          -------
FIFO inventory                      562              493
Less: Reduction to LIFO
 basis                              (60)             (56)
                               --------          -------
Total Inventory                 $   502          $   437
                               ========          =======

Approximately $300 million and $271 million of FIFO inventories were valued using the LIFO method at June 30, 1999 and December
31, 1998, respectively.

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (continued)

8. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                             Quarter         Six Months
                              Ended             Ended
                            June 30,          June 30,
                             -------           -------
                          1999      1998   1999      1998
                          -----     ----   -----     ----

   Income taxes          $   2      $(84)  $(80)     $ (81)
   Cost of borrowed
    funds                   46        49     73         72

The   Company   considers  all  highly  liquid  debt  instruments
purchased with a maturity of three months or less to be cash equivalents.

During the first six months of 1999, gross payments for asbestos litigation claims against Fibreboard were approximately $57 million, all of which was paid directly by Fibreboard's insurers or from the escrow account to claimants on Fibreboard's behalf. During the first six months of 1999, Fibreboard also reached settlement agreements with plaintiffs for amounts totaling approximately $45 million. Fibreboard settlement agreements are reflected on the Company's consolidated balance sheet as an increase to both the Fibreboard asbestos costs to be reimbursed and asbestos claims settlements when the agreements are reached.

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

The Company's comprehensive income for the quarters ended June 30, 1999 and 1998 was $76 million and $43 million, respectively. For the six months ended June 30, 1999 and 1998, comprehensive income was $109 million and $59 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions.

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

                               Quarter           Six Months
                                Ended              Ended
                              June 30,            June 30,
                              --------            --------
                            1999     1998     1999       1998
                            ----     ----     ----       ----
                      (In millions of dollars, except share data)
Net income used for
 basic earnings per
 share                     $  76     $  59    $ 120      $  67

Net income effect of
 assumed conversion
 preferred securities          2         2        4          4
                          -------    -----    -----      -----
Net income used for
 diluted earnings per
 share                     $  78     $  61    $ 124      $  71
                          =======    =====    =====      =====

Weighted average number
 of shares outstanding
 used  for basic earnings
 per share (thousands)    54,116    53,563   54,011     53,465

Deferred awards and
 stock options             1,014       762      903        621

Shares from assumed
 conversion of
 preferred securities      4,566     4,566    4,566      4,566
                          ------    ------   -------   -------
Weighted average number
 of shares outstanding and
 common equivalent shares
 used for diluted
 earnings per share
 (thousands)              59,696    58,891   59,480     58,652
                         =======   =======   ======    =======

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

Asbestos Liabilities
--------------------

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

National Settlement Program
---------------------------

In December 1998, Owens Corning announced a National Settlement Program (NSP) which settled a substantial majority of the asbestos claims then pending against the Company. The Company continues to settle claims under the NSP, and the number of participating plaintiffs' law firms has increased from 54 to approximately 100. As of June 30, 1999, approximately 225,000 asbestos personal injury claims against the Company have been settled under the NSP. The NSP also establishes procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms without litigation through at least 2008. Average payments per claim under the NSP are expected to be substantially lower than those experienced by Owens Corning for comparable claims prior to the NSP.

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

Under the NSP, each participating law firm has agreed to a long-term settlement agreement ("NSP Agreement") providing for the resolution of both present and future claims against Owens Corning and Fibreboard for settlement amounts negotiated with each participating firm. NSP Agreements may be extended beyond 2008 by mutual agreement of the parties.

As to present claims, settlement amounts to each claimant vary based on a number of factors, including the type and severity of disease. All payments will be subject to satisfactory evidence of a qualifying medical condition and exposure to the Company's products, delivery of customary releases by each claimant and other conditions. The NSP allows claimants to receive prompt payment without incurring the significant delays and uncertainties of litigation. Claimants settling non-malignancy claims with the Company and/or Fibreboard are typically entitled to a pre-determined amount of additional compensation if they later develop a more severe asbestos-related medical condition (the "green card" program).

Under  each  NSP  Agreement,  a participating  firm  also  agrees
(consistent with applicable legal requirements) to recommend to its future clients, based on appropriately exercised professional judgment, to resolve any

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

Asbestos Liabilities
--------------------

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

future asbestos personal injury claims against Owens Corning through an administrative processing arrangement, rather than litigation. Under such arrangement, no settlement payment will be made for future claims unless specified medical criteria and other requirements are met, and the amount of any such payment will be within a range of specified cash settlement values based on the disease of the claimant and other factors. In the case of future claims not involving malignancy, such criteria require medical evidence of functional impairment. Payments to claimants for both settled present and future claims are being managed by Integrex, a wholly-owned Owens Corning subsidiary that specializes in claims processing.

Payments under the NSP for settled present claims (those claims, including unfiled claims, pending at the time a participating plaintiffs' firm entered into an NSP Agreement) will generally be made through 2002, with the majority of payments expected to occur in 1999 and 2000. It is anticipated that payments for a limited number of future "exigent claims" (principally those of living malignancy claimants, as such term is defined under the settlement agreements) under the administrative processing arrangement will generally begin in 2001, while payments for other qualifying future claims will begin in 2003. Payments for claims in 2003 and later years under the NSP will be subject to certain conditions designed to increase the predictability of annual cash outflows for asbestos payments. As a result of such payments, the Company's gross payments for asbestos litigation claims will increase in 1999 and 2000 over the levels experienced in recent years. However, such payments are expected to be substantially lower than historical levels in 2001 and subsequent years.

Owens Corning and Fibreboard (see Item B below) each retains the right to terminate any individual NSP Agreement if in any year more than a specified number of plaintiffs represented by the plaintiffs' firm in question opt out of such agreement. Opt out procedures for future claims are specified in the settlement agreements, and provide for mediation and further negotiation before a claimant may pursue his case in the court system.

Asbestos Related Payments
-------------------------

In the first two quarters of 1999, the Company made $370 million of asbestos related payments. These payments fell within four major categories: pre-NSP settlements - covering resolution of verdicts, settlements and appeals effected prior to the implementation of the NSP; NSP settlements - covering cases within the NSP; non-NSP settlements - covering cases outside the NSP; and defense and administrative expenses - including the cost of pursuing recoveries from insurance companies.

The Company currently estimates that it will incur total asbestos related payments of approximately $1 billion for 1999, as follows:

                                     (in millions of dollars)
Pre-NSP Settlements                             $200
NSP Settlements                                  700
Non-NSP Settlements                               50
Defense and Administrative Expenses               40

                             - 18 -

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

Asbestos Liabilities
--------------------

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

All amounts discussed above are before tax and application of insurance recoveries. The projected 1999 NSP Settlements amount could be less depending on how quickly NSP claims are submitted and processed, in which event the expected timing of NSP payments in 2000 and beyond may also be affected.

Tobacco
-------

As previously reported, Owens Corning believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or contributed to by cigarette smoking, and that the major tobacco companies should be required to reimburse asbestos defendants, in whole or in part, for past payments made to asbestos claimants who were also smokers. The Company is pursuing this objective through both legislative lobbying efforts and litigation.

In October 1998, the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven leading tobacco companies and several other tobacco industry defendants. The court has set a February 2000 trial date for this action. In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same major tobacco companies. In both cases, the Company seeks monetary recovery for, among other things, a portion of the payments made to persons who brought asbestos claims and were also smokers.

PFT Litigation
--------------

As previously reported, in 1996 Owens Corning filed suit in federal court in New Orleans, Louisiana against the owners and operators of certain pulmonary function testing laboratories in the southeastern United States alleging that many pulmonary function tests ("PFTs") used in mass screening programs were improperly administered and manipulated by the testing laboratories or otherwise inconsistent with proper medical practice. This matter is now in active pre-trial discovery and a January 2000 trial date has been set. In January 1997, Owens
Corning filed a similar suit in federal court in Jackson, Mississippi against the owner of an additional testing laboratory. The Company expects to settle this suit in a satisfactory manner in the third quarter of 1999. The Company believes that these lawsuits have been helpful in raising the standards for medical screening of asbestos claims and in developing, and gaining widespread acceptance by plaintiffs' firms of, the medical criteria included in the NSP Agreements.

Insurance
---------

As of June 30, 1999, Owens Corning had approximately $378 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. A portion of this amount represents unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning has estimated its probable recoveries. The Company also has a significant amount of other unconfirmed potential non-products coverage with excess level carriers. The amount and timing of recoveries from excess level policies will depend on subsequent negotiations or proceedings.

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

Asbestos Liabilities
--------------------

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

Reserve
-------

The Company's financial statements include a reserve for the estimated cost associated with Owens Corning's asbestos personal injury claims. This reserve was established initially through a charge to income in 1991, with an additional $1.1 billion charge to income (before taking into account probable non-products insurance recoveries) recorded in 1996. Reflecting the substantial new information about now settled present and expected future claims gained in the NSP negotiations with plaintiffs' law firms and the recent changes in the legal environment referred to above, the Company in the fourth quarter of 1998 increased its asbestos reserves by $1.4 billion, resulting in an after-tax charge to 1998 earnings of $906 million. Subject to the uncertainties referred to below, Owens Corning estimates that its liabilities associated with pending and unasserted asbestos personal injury claims and its insurance recoveries in respect of such claims, at June 30, 1999, are as follows:

                                            June 30,      December 31,
                                              1999            1998
                                            --------       -----------
                                            (In millions of dollars)
Reserve for asbestos litigation claims
--------------------------------------

Current                                     $ 1,050        $   850
Other                                         1,210          1,780
                                            --------       --------
Total Reserve                               $ 2,260        $ 2,630
                                            --------       --------

Insurance for asbestos litigation claims
----------------------------------------

Current                                     $   150        $   150
Other                                           228            260
                                            -------        -------
Total Insurance                             $   378        $   410
                                            -------        -------
Net Owens Corning Asbestos Liability        $ 1,882        $ 2,220
                                            =======        =======

The NSP has greatly improved Owens Corning's ability to quantify the cost of resolving virtually all of the claims that were pending (filed and unfiled) against the Company prior to the NSP. Also, the Company believes that the NSP has improved its ability to estimate the timing and amount of indemnity payments and defense costs for non-NSP and future NSP claims. Nevertheless, the Company cautions that its estimate of its liabilities for such non-NSP and future NSP claims is influenced by numerous variables that are difficult to predict and that such estimate therefore remains subject to uncertainty.

Such variables include the number of claims filed in the future and the severity of disease involved in such claims; how many of such claims are covered by an NSP Agreement; the extent, if any, to which an individual plaintiff exercises his or her right to opt out of an NSP Agreement and/or utilize other counsel that is not a participant in the NSP; the extent, if any, to which Owens Corning exercises its right to terminate one or more of the NSP Agreements due to excessive opt-outs; and Owens Corning's success in controlling the costs of resolving claims outside the NSP.

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

Asbestos Liabilities
--------------------

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

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

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING)

Prior   to  1972,  Fibreboard  manufactured  insulation  products
containing asbestos. Fibreboard has since been named as defendant
in   many  thousands  of  personal  injury  claims  for  injuries allegedly caused by asbestos exposure.

Status
------

As of June 30, 1999, approximately 132,000 asbestos personal injury claims were pending against Fibreboard. Most of the pending claims were made against the Fibreboard Global Settlement Trust and have been subject to the injunction under the Global
Settlement (discussed below). As a result of the United States Supreme Court's June 1999 decision (discussed below) overturning the Global Settlement, Fibreboard is expected to become entitled to an Insurance Settlement of approximately $1.9 billion (discussed below) and Fibreboard anticipates that a substantial majority of its asbestos claims will be resolved under the NSP. The funds under the Insurance Settlement will be available to pay Fibreboard's pending and future asbestos claims, including claims under the NSP.

National Settlement Program
---------------------------

Fibreboard is a participant in the NSP and is a party to the NSP Agreements discussed in Item A. These agreements settle claims that were pending against Fibreboard and claims that could be filed against Fibreboard following the lifting of the injunction under the Global Settlement (discussed below). The agreements also provide for the resolution of other future asbestos personal injury claims against Fibreboard through the administrative processing arrangement described in Item A. The timing of payments for pending and future claims generally will be consistent with the timing applicable to Owens Corning claims, described in Item A.

Global Settlement
-----------------

In 1993, Fibreboard, its insurers and representatives of a class of future asbestos plaintiffs who had claims arising from exposure to asbestos prior to August 27, 1993, entered into the Global Settlement. Under the Global Settlement, asbestos claims pending against Fibreboard would have been resolved through a limited-fund class action settlement.

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

11.   CONTINGENT LIABILITIES

Asbestos Liabilities
--------------------

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING) (continued)

In June 1999, the Supreme Court issued its decision in ORTIZ V. FIBREBOARD overturning the Global Settlement. The Supreme Court determined that the Global Settlement had not met the requirements for approving a limited-fund class under Federal Rule of Civil Procedure 23 and returned the case to the lower courts for further proceedings. In the third quarter of 1999, the district court lifted the injunction barring the filing of asbestos claims against Fibreboard, and it is expected that the Global Settlement will be finally disapproved. At such time as the Global Settlement is finally disapproved, the Insurance Settlement (discussed below) will become effective.

Insurance Settlement
--------------------

In 1993, Fibreboard and two of its insurers, Continental Casualty Company ("Continental") and Pacific Indemnity Company ("Pacific"), entered into the Insurance Settlement, which was structured as an alternative solution in the event the Global Settlement were overturned. The Insurance Settlement is final and not subject to appeal.

Since 1993, Continental and Pacific have paid, either directly or through an escrow account funded by them, for substantially all settlements of asbestos claims reached prior to the initiation of the NSP. At June 30, 1999, approximately 132,000 asbestos claims remained pending against Fibreboard. Under the Insurance Settlement, Continental and Pacific will provide approximately $1.9 billion to Fibreboard to fund Fibreboard's costs of resolving these pending claims and expected future asbestos claims either under the NSP or in the tort system.

Management Opinion
------------------

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

Business Overview
-----------------

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

The Company has grown its sales from nearly $3.4 billion in 1994 to $5.0 billion in 1998. Acquisitions have been a significant component of that growth. Between 1994 and 1997, the Company completed 17 acquisitions for an aggregate purchase price of over $1.2 billion. The Company's acquisitions have broadened its lines of business to include siding, accessories and other home exteriors and have diversified its materials portfolio beyond fiber glass to include polymers such as vinyl and styrene, and metal and stone. In 1997, the Company completed the two largest of these acquisitions by acquiring Fibreboard Corporation ("Fibreboard") and AmeriMark Building Products, Inc. ("AmeriMark"), making Owens Corning the leader in the U.S. vinyl siding, siding accessories and manufactured stone markets, as well as a large specialty distributor in North America through 180 Company-owned distribution centers.

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

During 1998, the pricing environment applicable to several of the Company's major products, particularly residential insulation, began to improve. By the end of 1998, the Company's average price levels of insulation products surpassed the year-end 1997 levels. Despite the successful implementation of price increases during 1998, including the restoration of residential insulation prices to their late 1996 levels, income from operations during 1998 was adversely impacted by approximately $44 million, compared to 1997, due largely to the relatively low insulation pricing base in effect at the beginning of 1998, the lag in fully realizing the 1998 price increases as the Company honored the remainder of pre-existing pricing contracts, and price declines attributable to vinyl siding products. The cost reductions, productivity improvements across the Building Materials business, and significant pricing improvements achieved during 1998 have continued into the first half of 1999. During the second quarter of 1999, the Company announced price increases applicable to certain of its vinyl siding, residential insulation, and composites products, all of which became effective July, 1999.

Quarter and Six Months Ended June 30, 1999
------------------------------------------

Sales and Profitability
-----------------------

Net sales for the quarter ended June 30, 1999 were $1.310 billion, up slightly from the second quarter 1998 level of $1.286 billion. The sales increase reflects strength in the North
American Building Materials business, offset partially by weakness in the Composite Materials business and the transfer of the Company's yarns business to an unconsolidated joint venture during the third quarter of 1998. On a comparative basis, excluding the yarns and other divested businesses in 1998, sales during the second quarter of 1999 were up 9% from the second quarter of 1998. In the Building Materials business, sales during the second quarter of 1999 reflect the continued strength in the U.S. roofing and insulation markets. Volume increases in the vinyl siding market also contributed to the Building Materials strength during the second quarter of 1999. In the Composites business, sales reflect a reduction attributable to the transfer of the Company's yarns business indicated above, offset partially by volume increases in the U.S. and Europe. On a consolidated basis, the impact of currency translation on sales in foreign currencies was slightly unfavorable during the second quarter of 1999 compared to the second quarter of 1998. Please see Note 1 to the Consolidated Financial Statements.

Sales outside the U.S. represented 19% of total sales during the second quarter of 1999, compared to 20% during the second quarter of 1998. The relative decline in non-U.S. sales is due to the 1999 sales increases attributable to U.S. roofing and insulation products. Gross margin for the quarter ended June 30, 1999 was 25% of net sales, compared to 23% in the second quarter of 1998. The increase in gross margin reflects the benefits of the cost reductions resulting from the Company's strategic restructuring program and price increases applicable to many of the Company's products.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (continued)

For the quarter ended June 30, 1999, the Company reported net income of $76 million, or $1.31 per share, compared to net income of $59 million, or $1.02 per share, for the quarter ended June 30, 1998. Net income in the second quarter of 1999 reflects the benefits of the cost-saving programs implemented throughout 1998 as well as the benefits of pricing improvements, particularly in U.S. residential insulation markets. Cost of borrowed funds during the second quarter of 1999 was $39 million, $3 million higher than the second quarter 1998 level, due to higher levels of average debt, offset partially by a reduction in average interest rates. The reduction in minority interest expense reflects the Company's third quarter 1998 repurchase of its Trust Preferred Hybrid Securities. Please see also Liquidity, Capital Resources and Other Related Matters below.

Net sales for the six months ended June 30, 1999 were $2.440 billion, up slightly from the $2.423 billion reported for the first six months of 1998. On a comparative basis, excluding the yarns and other divested businesses in 1998, sales for the first six months of 1999 were up 8% from the prior year period, largely reflecting the strength in North American Building Materials discussed above.

Net income for the six months ended June 30, 1999 was $120 million, or $2.08 per share, up from $67 million, or $1.20 per share, for the first six months of 1998. The increase reflects the benefits of the cost reduction programs as well as volume and price increases. Included in net income for the six months ended June 30, 1998 are a $95 million pretax charge ($63 million after-tax) for the Company's restructuring program and an $84 million pretax gain ($52 million after-tax) from the sale of the Company's 50% ownership interest in Alpha/Owens-Corning. Please see Notes 3 and 4 to the Consolidated Financial Statements.

Restructuring of Operations and Other Actions
---------------------------------------------

Please see also Note 3 to the Consolidated Financial Statements.

During the first and third quarters of 1998, the Company recorded a total pretax charge of $243 million for restructuring and other actions as part of the Company's strategic restructuring program to reduce overhead, enhance manufacturing productivity, and close manufacturing facilities, which was announced in early 1998. This charge included $117 million for restructuring and $126 million for other actions in 1998, the majority of which represented asset impairments. On a cumulative basis since the fourth quarter of 1997, the Company has recorded a total pretax charge of $386 million for this program, of which $185 million represented restructure costs and $201 million represented other actions.

The $117 million restructuring charge in 1998 included approximately $90 million for costs associated with the elimination of approximately 1,900 positions worldwide and $27 million for the divestiture of non-strategic businesses and facilities. The $27 million cost is composed of $12 million for the closure of certain U.S. manufacturing facilities, $6 million for the closure of a pipe manufacturing facility in China, and $9 million for other actions, and reflects a total of $3 million of exit cost liabilities, comprised primarily of lease commitments.

The primary components of the $126 million charge for other actions in 1998 and their classification on the Company's consolidated statement of income included: $30 million to write down to fair value certain manufacturing assets held for use in China, due primarily to poor current and projected financial results, recorded as cost of sales; $15 million to write down to net realizable value equipment and inventory
                             - 25 -

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (continued)

made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $17 million for the write-down of an investment in and the write-off of a receivable from a joint venture in Korea to reflect the business outlook at that time and the fair market value of the assets, recorded as other operating expenses; $12 million for the write-down of goodwill associated with the 1995 acquisition of Fiber-lite, determined to be unrecoverable due to a change in market conditions and customer demand, recorded as other operating expenses; and $9 million for the write-down of certain assets in the U.S. to fair market value, recorded as cost of sales. The Company plans to hold and use the investments but disposed of most of the equipment in 1998. Also included in the $126 million charge for other actions were $13 million for the write-off of certain receivables in the U.S. and Asia determined to be uncollectable, recorded as cost of sales and other operating expenses; and $30 million for other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses.

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

As a result of the strategic restructuring program, the Company realized a decrease in manufacturing and operating expenses of approximately $110 million during 1998. Based upon expected economic conditions over the next few years, including effects on matters such as labor, material and other costs, the Company is on track to achieve total annual pretax savings of approximately $175 million in 1999 and each year thereafter from this program. The expected $175 million in cost reductions, the majority of which will be cash savings, is comprised of $150 million in reduced personnel costs, $14 million in reduced facility costs, and $11 million of reductions in related program spending. The Company also expects additional cost savings during 1999 resulting from improved logistics and materials sourcing.

The Company also implemented programs to gain synergies in its Exterior Systems Business during 1998. As a result of these programs, which included closing redundant facilities, integrating business systems, and improving purchasing leverage, the Company reduced costs by approximately $32 million during 1998 and is on track to save an additional $20 million per year in 1999 and beyond, the majority of which will be cash savings.

Building Materials
------------------

In the Building Materials segment, sales increased 7% in the second quarter of 1999 compared to the second quarter of 1998, reflecting increased volume and significant price improvements attributable to U.S. residential insulation products. Building Materials second quarter 1999 sales also reflect volume increases in U.S. roofing and asphalt products, continued price improvements in roofing products, and volume increases in North American vinyl siding markets and European insulation markets. The impact of sales denominated in foreign currencies was slightly unfavorable during the second quarter of 1999 compared to the second quarter of 1998.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (continued)

Income from operations was $130 million during the second quarter of 1999 compared to $69 million during the comparable 1998 period. Income from operations in 1999 reflects productivity improvements and cost reductions resulting from the strategic restructuring program, as well as volume and price increases in the U.S. roofing and residential insulation markets. Please see
Note 1 to the Consolidated Financial Statements.

Composite Materials
-------------------

In the Composite Materials segment, sales were down 14% during the second quarter of 1999, compared to the second quarter of 1998, due largely to the disposition (discussed below) of 51% of the Company's yarns and specialty materials business (the "yarns business") late in the third quarter of 1998. Adjusted for the impact of this disposition, sales were up 7% during the second quarter of 1999 compared to 1998, due to volume increases in U.S. and European markets, particularly in thermoplastics. The translation impact of sales denominated in foreign currencies was slightly unfavorable during the second quarter of 1999. Income from operations was $33 million in the second quarter of 1999, compared to $62 million in the prior-year period, $22 million of which was attributable to the yarns business. The remaining decline is due largely to poor productivity resulting from the acceleration of furnace rebuilds and higher than planned distribution costs for servicing global customers; a difficult international business environment in engineered pipe and electrical yarns; and start-up issues at the Company's joint venture plant in India. Please see Note 1 to the Consolidated Financial Statements.

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

The consolidated balance sheet of the Company as of June 30, 1999 and December 31, 1998 reflects the third quarter 1998 disposition of the Company's yarns business. The results of operations of the yarns business were reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the six months ended June 30, 1998, the yarns business recorded sales of approximately $141 million and income from operations of approximately $45 million. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns joint venture under the equity method.

Accounting Changes
------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000, but earlier adoption is allowed.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (continued)

The Company has begun to assess the impact of SFAS 133 on its financial statements and plans to adopt this accounting change effective January 1, 2001. The Company has not yet fully quantified the impact of SFAS 133 but is aware that the adoption of SFAS 133 could increase volatility in earnings and other comprehensive income.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $99 million for the quarter ended June 30, 1999, compared to positive $55 million for the quarter ended June 30, 1998. The decline in cash flow from operations in 1999 is largely attributable to an increase in payments for asbestos litigation claims, net of insurance, reflecting the Company's implementation of the National Settlement Program (NSP) in the fourth quarter of 1998. Payments for asbestos litigation claims were $175 million during the second quarter of 1999 and proceeds from insurance were $13 million, compared to $95 million and $5 million, respectively, during the second quarter of 1998. Also contributing to the decline in cash flow from operations during the second quarter of 1999 compared to the second quarter of 1998 was the second quarter 1998 collection of an $85 million federal income tax refund. The Company received a federal income tax refund of the same amount during the first quarter of 1999. Please see Notes 8 and 11 to the Consolidated Financial Statements. Inventories at June 30, 1999 were $502 million, an increase of $65 million from the December 31, 1998 level, due largely to the seasonal build of inventories and other working capital. Receivables at June 30, 1999 were $611 million, a $160 million increase over the December 31, 1998 level, attributable to the seasonal increase in sales. The decrease in accounts payable and accrued liabilities from $942 million at December 31, 1998 to $708 million at June 30, 1999 reflects typical payment patterns during the first half of the year.

At June 30, 1999, the Company's net working capital was negative $224 million and its current ratio was .88, compared to negative $354 million and .81, respectively, at December 31, 1998 and $162 million and 1.12, respectively, at June 30, 1998. A $700 million increase in the current portion of the reserve for asbestos litigation claims, net of insurance, due to the implementation of the Company's National Settlement Program, partially offset by the related income tax benefit, contributed to the decrease in net working capital at June 30, 1999 compared to June 30, 1998.

The  Company's  total  borrowings at June 30,  1999  were  $2.216 billion, $590 million higher than at year-end 1998. The Company typically uses cash during the first half of the year as it builds inventory and other working capital.

As of June 30, 1999, the Company had unused lines of credit of $1.130 billion available under long-term bank credit facilities and an additional $110 million under short-term facilities, compared to $1.307 billion and $124 million, respectively, at year-end 1998. The decrease in unused available lines of credit reflects the Company's increased borrowings at June 30, 1999 compared to December 31, 1998. During the first quarter of 1999, the Company issued $250 million of debt securities, the proceeds of which were used to reduce borrowings under the long-term bank credit facility. Letters of credit issued under the facility, most of which support appeals from asbestos trials, also reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above. Please see Note 5 to the Consolidated Financial Statements.

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

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (continued)

Capital spending for property, plant and equipment, excluding acquisitions, was $59 million in the second quarter of 1999. The Company anticipates that 1999 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $200 million, most of which has been expended or is committed. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Asbestos Litigation
-------------------

In December 1998, Owens Corning announced the NSP, which settled a substantial majority of the asbestos claims then pending against the Company and also established procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms without litigation through at least 2008. As of June 30, 1999, approximately 225,000 asbestos personal injury claims against Owens Corning have been settled under the NSP. Payments under the NSP for these claims will generally be made through 2002, with the majority of payments expected to occur in 1999 and 2000. It is anticipated that payments for a limited number of future "exigent claims" will generally begin in 2001, while payments for other qualifying future claims will begin in 2003. Payments for claims in 2003 and later years under the NSP will be subject to certain conditions designed to increase the predictability of annual cash outflows for asbestos payments. As a result of such payments, the Company's gross payments for asbestos litigation claims will increase in 1999 and 2000 over the levels experienced in recent years. However, such payments are expected to be substantially lower than historical levels in 2001 and subsequent years. The expected schedule for NSP payments may be affected by how quickly NSP claims are submitted and processed. Please see Note 11 to the Consolidated Financial Statements.

Gross payments for asbestos litigation claims during the second quarter of 1999 by Owens Corning (excluding Fibreboard), including payments for claims settled in prior years, were $175 million. Proceeds from insurance were $13 million, resulting in a net pretax cash outflow of $162 million ($105 million after-
tax). Over the next twelve months, the total payments for asbestos litigation claims by Owens Corning (excluding Fibreboard) are expected to be approximately $1,050 million. Proceeds from insurance of $150 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $900 million ($585 million after tax).

Gross payments for asbestos litigation claims against Fibreboard during the first six months of 1999 were approximately $57 million, all of which were paid directly by Fibreboard's insurers or from an escrow account funded by its insurers to claimants on Fibreboard's behalf. Fibreboard is a party to the NSP Agreements and anticipates that a substantial majority of its asbestos claims will be resolved under the NSP. In June 1999, the United States Supreme Court overturned a limited-fund class action settlement of Fibreboard's asbestos claims. As a result,
Fibreboard is expected to become entitled to an Insurance Settlement of approximately $1.9 billion, which will be available to pay all of Fibreboard's pending and future asbestos claims, including claims under the NSP. Please see Notes 8 and 11 to the Consolidated Financial Statements.

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

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (continued)

Environmental Matters
---------------------

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the second quarter of 1999, the Company was designated as a PRP in such federal, state, local or private proceedings for 2 additional sites. At June 30, 1999, a total of 41 such PRP designations remained unresolved by the Company, some of which designations the Company believes to be erroneous. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

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

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of
years.   In June 1999, the EPA issued regulations for wool  fiber
glass and mineral wool. The Company anticipates that its other sources to be regulated will be wet formed fiber glass mat,
amino/phenolic   resin,  secondary  aluminum  smelting,   asphalt
processing and roofing, metal coil coating, and open molded fiber-reinforced plastics. The EPA's currently announced schedule is to issue regulations covering wet formed fiber glass mat, amino/phenolic resin and secondary aluminum smelting in 1999; and asphalt processing and roofing, metal coil coating and fiber-reinforced plastics in 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

Year 2000 Readiness
--------------------

This information should be considered a Year 2000 Readiness
Disclosure.

BACKGROUND
----------

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

THE COMPANY'S STATE OF READINESS
--------------------------------

In recognition of the significance of the Year 2000 Issue, the Company formed a senior management team representing business units and business process functions including information technology, sourcing, customer relations, logistics, facilities, and legal.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (continued)

This team oversees the Company's efforts to assess and resolve the Year 2000 Issue. In addition, the Company's individual organizational units have developed, and are implementing, Year 2000 plans. These plans include assessments of all of the
Company's IT and Non-IT systems, and an evaluation of the external environment to identify significant exposure areas and to develop appropriate remediation or other risk management approaches. The Company is also developing business continuity plans to assure that all of its operations are prepared in the case of an unexpected system, supplier or customer failure.

IT SYSTEMS
----------

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

To date 100% of the Company's IT systems have been remediated, tested and made operational. This has been accomplished in part through the comprehensive implementation of enterprise resource planning software across most of the Company's business units. Deployments of these systems, which began in May, have been completed at 70% of the Company's operations. The remaining deployments are on schedule and will be completed by September 30, 1999. Development of continuity plans is on schedule and will be completed by September 30, 1999.

NON-IT SYSTEMS
--------------

The Company completed an inventory and assessment of non-IT systems in its operating facilities during the first quarter, 1999. Those non-IT systems that may fail as a result of the Year 2000 Issue have been identified and corrective actions such as replacement, update, or installation of vendor supplied upgrades are currently being performed. Concurrent with this renovation process, the Company is continuing the testing of Year 2000 corrections to ensure that Non-IT systems will function properly on key dates. This is in accordance with testing methodologies that management believes are reasonable and reflective of practices employed by comparable companies. Remediation, replacement, and updating of Non-IT systems has been managed within each business unit.

In accordance with the process outlined above, over fourteen hundred systems for the Building Materials business and over nineteen hundred systems for the Composite Materials business have been identified, remediated, and tested. Of these, 98% are now Year 2000 ready and have been deployed. The majority of the remaining items, located at only 17 sites, are on schedule to be completed by September 30, 1999, with completion at the final four sites by November 30, 1999. Management continues to monitor the progress of deployment to ensure the timely completion of each project. Continuity plans addressing critical business processes are being developed, and will be completed by September 30, 1999.

EXTERNAL ENVIRONMENT
--------------------

The Company is working with its suppliers and customers to assess their level of Year 2000 readiness. This process includes both the receipt of confirmation documents as well as selective on-site visits. The critical suppliers have been identified, confirmations have been received, and planned on-site visits were complete in the second quarter of 1999. At the end of the second quarter of 1999, substantially all of the critical suppliers have been assessed as Year 2000 ready. The remaining suppliers are not single source suppliers nor deemed critical for production.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (continued)

During the process, where deemed necessary, alternative suppliers were identified and confirmed as year 2000 ready. The Company does not plan to build additional inventories at this time and has confirmed with suppliers their commitment to servicing existing supply agreements. Procedures are in place to monitor supplier progress through the end of the year.

As a result of the confirmations and on site visits, continuity plans are being developed for both customers and suppliers to address the Company's ability to continue to function during the time period when an external Year 2000 risk exists.

BUSINESS CONTINUITY PLANNING
-----------------------------

Despite its significant efforts, the Company understands that disruptions may occur due to circumstances beyond its control. As a result, the Company has identified its critical business processes and has assessed the likelihood of various Year 2000 failure scenarios. In order to minimize the effect of an external disruption on business operations, business continuity plans are being developed. In many instances, existing business continuity plans are being modified and enhanced to reflect unique aspects of the Year 2000 issue. All continuity plans will be completed by September 30, 1999.

ESTIMATED COSTS
---------------

The cumulative cost of systems replacement, remediation and update from 1995 through the second quarter of 1999 has been approximately $160 million, including technology, design and development, and related training and deployment in business locations. The Company currently estimates that its remaining costs to assess and resolve the Year 2000 Issue, including the replacement and remediation at all remaining locations, are in the range of $5 million to $10 million. These cost estimates are based on currently available information, and may be subject to change.

RISKS
-----

If needed modifications and upgrades of systems are not made on a timely basis by the Company or its materially significant suppliers, the Company could experience significant disruptions to one or more of its operations, financial loss, legal liability and similar risks, any of which could have a material adverse effect on the Company's results of operations or financial position. The Company believes that the most reasonably likely worst case scenario would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to process orders and billings in a timely manner, and to deliver product to customers. In view of the Company's Year 2000 readiness program, including continuity plans, the Company believes that significant disruptions are unlikely and that any disruptions would be both short-term and manageable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK (continued)

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

The amounts presented below represent the maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:


                              June 30,         December 31,
      Risk Category             1999               1998
      -------------            ------             ------
                                (In millions of dollars)

Foreign currency                  $1                $1
Interest rate                     $9                $8


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended June
     30, 1999.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended June 30, 1999 by the issuance or modification of any other class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


(a) During the quarter ended June 30, 1999, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material
     default  not  cured  within  30  days,  with  respect  to   any
     indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended June 30, 1999, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)  The Company's annual meeting of stockholders was held April
     22, 1999.

(c) The matters voted upon at the meeting, and the votes with respect to each, were:

1.  Election of four directors for a term expiring in 2002:
    Curtis H. Barnette - 46,222,520 votes cast for election
    and 1,432,208 votes withheld; Ann Iverson - 46,296,293 votes cast for election and 1,358,435 votes withheld; W. Walker Lewis - 46,304,427 votes cast for election and 1,350,301 votes withheld; and Furman C. Moseley, Jr. - 46,296,586 votes cast for election and 1,358,142 votes withheld.

2.  Approval of amended and restated Corporate Incentive Plan
    Terms Applicable to Certain Executive Officers:  44,128,587
    votes cast for the proposal; 3,089,313 votes cast against;
    and 436,828 shares abstained.

3.  Approval of the action of the Board of Directors in selecting
    Arthur Andersen LLP as independent public accountants for the year 1999: 46,866,447 votes cast for the proposal;
    579,788 votes cast against; and 208,493 shares abstained.

4.  Approval of proposal concerning stockholder rights plan:
    24,955,712 votes cast for the proposal;
    17,128,498 votes cast against; 623,691 shares abstained; and 4,946,827 broker non-votes.

ITEM 5.  OTHER INFORMATION

The Company does not elect to report any information under this item.

                   PART II.  OTHER INFORMATION
                               (continued)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    See Exhibit Index below, which is incorporated here by reference.

(b) Reports on Form 8-K.

    During the quarter ended June 30, 1999, the Company filed the following current reports on Form 8-K:

         - Filed April 15, 1999, under Items 5 and 7.

         - Filed June 23, 1999, under Items 5 and 7.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OWENS CORNING

                                     Registrant


Date:  August 16, 1999               By: /s/ J. Thurston Roach
                                     J. Thurston Roach
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (as duly authorized officer)



Date:  August 16, 1999               By: /s/ Steven J. Strobel
                                     Steven J. Strobel
                                     Vice President and
                                     Controller


                ---------------------------------

                          EXHIBIT INDEX

Exhibit
Number        Document Description
-------       --------------------

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

(10)          Material Contracts.

              Corporate Incentive Plan Terms Applicable to Key
              Employees Other Than Certain Executive Officers
              (filed herewith).

              Owens Corning Deferred Compensation Plan incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File
              No. 1-3660) for the quarter ended March 31, 1999).

              Corporate Incentive Plan Terms Applicable to
              Certain Executive Officers (incorporated herein by reference to Exhibit (10) to the Company's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).

(11)          Statement re Computation of Per Share Earnings
              (filed herewith).

(27)          Financial Data Schedule (filed herewith).