Form 10-Q
period 1999-09-30
OWENS CORNING
filed 1999-11-15
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999

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

                              Yes / X /     No /   /

 Shares of common stock, par value $.10 per share, outstanding at September 30,
                                      1999

                                   54,812,028

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                    Quarter Ended     Nine Months Ended
                                    September 30,       September 30,
                                  1999      1998      1999      1998
                                  ----      ----      ----      ----
                                     (In millions of dollars, except
                                               share data)

NET SALES                         $ 1,333  $ 1,324  $ 3,773  $  3,747
COST OF SALES (Note 3)                986    1,060    2,844     2,983
                                  -------  -------  -------  --------

     Gross margin                     347      264      929       764
                                  -------  -------  -------  --------

OPERATING EXPENSES (Note 3)
 Marketing and administrative
   expenses                           153      138      441       419
 Science and technology expenses       14       14       42        43
 Restructure costs                      -       30        -       117

 Other                                 (3)      67       (2)       81
                                   -------  ------   ------   -------

  Total operating expenses            164      249      481       660
                                   -------  ------   ------   -------

Gain on sale of assets (Note 4)         -      292        -       376


INCOME FROM OPERATIONS                183      307      448       480


Cost of borrowed funds                 40       37       112      110
                                   ------   -------  -------  -------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                        143      270       336      370

Provision for income taxes
  (Note 6)                             50      132       118      159
                                   ------   -------  -------  -------

INCOME BEFORE MINORITY INTEREST
  AND EQUITY IN NET INCOME
  (LOSS) OF AFFILIATES                 93      138      218      211

Minority Interest                      (2)      (4)      (5)     (14)

Equity in net income (loss) of
affiliates                             (2)       1       (4)       5
                                   -------  -------  -------  -------

INCOME BEFORE EXTRAORDINARY
   ITEM                                89      135      209      202

Extraordinary loss                      -     (39)      -       (39)
                                  -------  ------   -------  -------

NET INCOME                        $    89  $    96  $   209  $   163
                                  =======  =======  =======  =======

                         OWENS CORNING AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (continued)

                                     Quarter Ended         Nine Months Ended
                                     September 30,           September 30,
                                    1999        1998      1999        1998
                                    ----        ----      ----        ----
                                  (In millions of dollars, except share data)

NET INCOME (LOSS) PER
  COMMON SHARE (Note 10)

Basic:

Income before extraordinary item   $    1.64 $    2.51  $    3.87   $     3.76
Extraordinary loss                        -      (.72)         -          (.72)
                                  ---------  ---------  --------    ----------
Net income per share               $   1.64  $    1.79  $   3.87    $     3.04
                                  =========  =========  ========    ==========

Diluted:

Income before extraordinary item   $   1.53  $    2.32  $   3.62    $     3.53
Extraordinary loss                        -      (.66)         -          (.66)
                                   --------  ---------  --------    ----------
Net income per share               $   1.53  $    1.66  $   3.62    $     2.87
                                   ========  =========  ========    ==========

Weighted average number of
common shares outstanding and
common equivalent shares during
the period (in millions)

   Basic                              54.3        53.8       54.1          53.6
   Diluted                            59.5        59.2       59.5          58.8

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                              September 30,   December 31,
                                                   1999           1998
                                                   ----           ----
                                               (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents               $       99      $        54
     Receivables                                    584              451
     Inventories (Note 7)                           532              437
     Insurance for asbestos litigation
     claims - current portion (Note 11)              25              150
     Deferred income taxes                          264              293
     Income tax receivable                            -              117
     Other current assets                            28               27
                                             ----------      -----------

           Total current                         1,532             1,529
                                             ----------      -----------

OTHER
     Insurance for asbestos litigation
       claims (Note 11)                            206               260
     Asbestos costs to be reimbursed -
       Fibreboard (Note 11)                         41                74
     Deferred income taxes                         551               608
     Goodwill                                      747               762
     Investments in affiliates (Note 4)             50                45
     Other noncurrent assets                       243               205
                                             -----------     -----------

           Total other                           1,838             1,954
                                             -----------     -----------

PLANT AND EQUIPMENT, at cost

Land                                                70               64
Buildings and leasehold improvements               719              701
Machinery and equipment                          2,620            2,476
Construction in progress                           233              257
                                             -----------     -----------
                                                 3,642            3,498

  Less-accumulated depreciation                 (1,962)          (1,880)
                                             -----------     -----------

      Net plant and equipment                    1,680            1,618
                                             ------------    -----------

TOTAL ASSETS                                 $  5,050         $   5,101
                                             =============   ===========

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)

                                                  September 30,   December 31,
                                                       1999           1998
                                                       ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY                 (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities        $     784   $   942
     Reserve for asbestos litigation claims -
       current portion (Note 11)                         1,050       850
     Short-term debt                                       103        69
     Long-term debt - current portion                       84        22
                                                    ----------   -------

        Total current                                    2,021     1,883
                                                    ----------   -------

LONG-TERM DEBT                                           1,994     1,535
                                                    ----------   -------

OTHER

  Reserve for asbestos litigation claims
   (Note 11)                                          $    958   $ 1,780
  Asbestos-related liabilities - Fibreboard
   (Note 11)                                                67        79
  Other employee benefits liability                        324       326
  Pension plan liability                                    46        55
  Other                                                    331       364
                                                      ---------    --------
        Total other                                      1,726     2,604
                                                      ---------    --------

COMPANY OBLIGATED SECURITIES OF
  ENTITIES HOLDING SOLELY PARENT
  DEBENTURES                                               195       194
                                                      ---------  -------
MINORITY INTEREST                                           43        19
                                                      ---------  -------

STOCKHOLDERS' EQUITY
  Common stock                                             698       679
  Deficit                                               (1,565)   (1,762)
  Accumulated other comprehensive income
   (Note 9)                                                (41)      (37)
  Other                                                    (21)      (14)
                                                      ---------  -------

        Total stockholders' equity                        (929)   (1,134)
                                                       --------- --------

TOTAL LIABILITIES AND STOCKHOLDERS'                 $    5,050   $ 5,101
   EQUITY                                           =========    ========

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Quarter Ended          Nine Months Ended
                                                September 30,            September 30,
                                              1999         1998        1999         1998
                                              ----         ----        ----         ----
                                                       (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

  Net income                                $    89     $    96     $     209    $    163
  Reconciliation of net cash provided by
     operating activities
        Noncash items:
         Provision for depreciation and
          amortization                           55           48          160          147
         Provision (credit) for deferred
          income taxes                           44           90           83           85
         Extraordinary loss from early
          retirement of debt                      -           39            -           39
         Gain on sale of assets (Note 4)          -         (292)           -         (376)
         Other                                    6          115           11          112
        (Increase) decrease in receivables       29           18         (113)        (151)
        (Increase) decrease in inventories      (29)          10          (89)         (30)
         Increase (decrease) in accounts
          payable and accrued liabilities        65           40         (161)          16
        (Increase) decrease in income tax
          receivable                              -          (65)         104           10
         Proceeds from insurance for
          asbestos Litigation claims,
          excluding Fibreboard                  147           24          179           46
         Payments for asbestos litigation
          claims, excluding Fibreboard         (252)         (70)        (622)        (294)
         Other                                  (15)          86          (25)          97
                                           --------     ---------   ---------    ----------
            Net cash flow from operations       139          139         (264)        (136)
                                           -----------  ----------  -----------  -----------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment        (39)         (59)        (138)        (180)
        Proceeds from the sale of
         affiliate or business (Note 4)           -          528            -          662
        Other                                    14            -          (13)         (19)
                                           ----------   ----------  ----------   ----------

            Net cash flow from investing   $    (25)    $    469    $    (151)  $      463
                                           -----------  ----------  -----------  -----------

                         OWENS CORNING AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

                                          Quarter Ended            Nine Months Ended
                                          September 30,              September 30,
                                        1999          1998         1999        1998
                                        ----          ----         ----        ----
                                                 (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions (reductions) to
   long-term credit facilities      $      (14)   $   365       $    247    $      (9)
  Other additions to long-term debt          2        423            253          993
  Other reductions to long-term
   debt                                     (4)      (480)           (37)        (493)
  Net increase (decrease) in short-
   term debt                               (18)       (48)            10           48
  Repurchase of Trust Preferred
   Hybrid Securities                         -       (309)             -         (309)
  Premium payments on early
   retirement of debt                        -        (62)             -          (62)
  Dividends paid                            (4)        (4)           (12)         (12)
  Other                                     (1)         5             (1)          (1)
                                    -----------   ------------  ----------  ----------

      Net cash flow from financing         (39)      (110)           460          155
                                    ------------  ------------  ----------  ----------

Effect of exchange rate changes on
  cash                                      (2)         -              -            -
                                    ------------  -----------   ----------- ----------

Net increase (decrease) in cash and
 cash equivalents                           73        498             45           482

Cash and cash equivalents at
beginning of period                         26         42             54            58
                                    -----------   -----------   ----------- ----------

Cash and cash equivalents at end
  of period                         $       99    $   540      $      99    $      540
                                    ===========   ===========   ==========  ==========

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            Quarter Ended           Nine Months Ended
                                            September 30,             September 30,
1.  SEGMENT DATA                          1999         1998         1999         1998
                                          ----         ----         ----         ----
                                                   (In millions of dollars)
NET SALES

Reportable Operating Segments
------------------------------

  Building Materials
    United States                     $        989 $    942      $  2,749    $  2,553
    Europe                                      54       63           175         198
    Canada and other                            64       55           175         160
                                      ------------ ----------    ----------  ----------

       Total Building Materials              1,107    1,060         3,099       2,911
                                      ------------ -----------   ----------  ----------

   Composite Materials
     United States                             145      172           423         536
     Europe                                     75       85           243         282
     Canada and other                           36       36            99         105
                                      ------------ -----------   ----------- ----------

       Total Composite Materials               256      293           765         923
                                      ------------ -----------   ----------- ----------

       Total Reportable Operating
         Segments                     $      1,363  $ 1,353       $ 3,864  $    3,834

Reconciliation to Consolidated Net
Sales
----------------------------------
  Composite Materials U.S. Sales to
    Building Materials U.S.                   (30)       (29)           (91)      (87)
                                      ------------ -----------   ----------- -----------

       Net sales                      $      1,333  $  1,324     $    3,773  $  3,747
                                      ============ ===========   =========== ==========

External Customer Sales by
Geographic Region
---------------------------
  United States                       $      1,104  $  1,085     $    3,081  $  3,002
  Europe                                       129       148            418       480
  Canada and other                             100        91            274       265
                                      ------------ ----------    ----------- ----------

       Net Sales                      $      1,333  $  1,324     $    3,773  $  3,747
                                      ============ ==========    ==========  ==========

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                             Quarter Ended            Nine Months Ended
                                             September 30,              September 30,
1.  SEGMENT DATA (continued)                1999        1998         1999          1998
                                            ----        ----         ----          ----
                                                     (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Reportable Operating Segments
-----------------------------

  Building Materials
    United States                         $     136  $       98  $    322      $      158
    Europe                                        1           4         5               2
    Canada and other                              8           5        24               6
                                        -----------  ----------  ----------    ----------

       Total Building Materials                 145         107        351            166
                                        -----------  ----------  ----------    -----------

   Composite Materials
     United States                               39          33        100            126
     Europe                                      (4)          6         (8)            22
     Canada and other                             4           5         11             10
                                        -----------  ----------  ----------    -----------

       Total Composite Materials                 39          44        103            158
                                        -----------  ----------  ----------    -----------

       Total Reportable Operating
        Segments                        $       184  $      151   $    454      $     324
                                        ===========  ==========  ==========    ===========

Geographic Regions
    United States                       $       175  $      131   $    422      $     284
    Europe                                       (3)         10         (3)            24
    Canada and other                             12          10         35             16
                                        -----------  ----------  ------------  ------------

       Total Reportable Operating       $       184  $      151  $     454      $     324
        Segments

Reconciliation to Consolidated Income
  Before Provision for Income Taxes
--------------------------------------

   Restructuring and other charges                -        (148)         -           (243)
   Gain on sale of affiliate or
    business                                      -         292          -            376
   General corporate income (expense)            (1)         12         (6)            23
   Cost of borrowed funds                       (40)        (37)      (112)          (110)
                                        -----------  ----------  -----------   -----------
      Consolidated Income Before
         Provision for Income Taxes     $       143  $      270  $     336     $      370
                                        ===========  ==========  ============  ===========

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

The $148 million pretax charge in the third quarter of 1998 was comprised of a $30 million charge associated with the restructuring of the Company's business segments and a $118 million charge associated with other actions, the majority of which represent asset impairments. The $30 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $118 million charge for other actions is comprised of a $60 million charge to cost of sales, a $4 million charge to marketing and administrative expenses, and a $54 million charge to other operating expenses. The components of the restructure charge include $9 million for personnel reductions and $21 million for the divestiture of non-strategic businesses and facilities, of which $20 million represents non-cash asset write-downs to estimated fair value and $1 million represents exit cost liabilities, comprised primarily of lease commitments. The $9 million for personnel reductions represents severance costs associated with the elimination of approximately 400 positions, primarily in the U.S. and Asia. The primary groups affected include manufacturing and administrative personnel. As of September 30, 1999, approximately $8 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 400 positions, the majority of whose severance payments will be made over the course of 1999. Charges of approximately $1 million have been made against exit cost liabilities. No adjustments have been made to the liability.

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

The $95 million pretax charge in the first quarter of 1998 was comprised of an $87 million charge associated with the restructuring of the Company's business segments and an $8 million charge associated with other actions. The $87 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $8 million charge for other actions is comprised of a $5 million charge to cost of sales and a $3 million charge to marketing and administrative expenses. The components of the restructure charge include $81 million for personnel reductions and $6 million for the divestiture of non-strategic businesses and facilities, of which $2 million represents exit cost liabilities, comprised primarily of lease commitments. The $81 million for personnel reductions represents severance costs associated with the elimination of approximately 1,500 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of September 30, 1999, approximately $63 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 1,500 employees, the majority of whose severance payments were made over the course of 1998, and approximately $2 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

During the fourth quarter of 1997, the Company recorded a $143 million pretax charge for restructuring and other actions as the first phase of the program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. The $143 million pretax charge was comprised of a $68 million charge associated with the restructuring of the Company's business segments and a $75 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructure charge include $25 million for personnel reductions; $41

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

3. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS (continued)

million for the divestiture of non-strategic businesses and facilities, of which $13 million represents exit cost liabilities, primarily for leased warehouse and office facilities to be vacated, and $28 million represents non-cash asset revaluations; and $2 million for other actions. The divestiture of non-strategic businesses and facilities includes the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet current market demands.

The $25 million for personnel reductions during the fourth quarter of 1997 represents severance costs associated with the elimination of nearly 550 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of September 30, 1999, approximately $21 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 550 employees, the majority of whose severance payments were over the course of 1998, and approximately $9 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

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

The   following  table  summarizes  the  status  of  the  liabilities  from  the
restructure   program  described  above,  including  cumulative   spending   and
adjustments and the remaining balance as of September 30, 1999:

(In millions of dollars)

                              Beginning                Total          Ending
                              Liability              Payments        Liability
                             ----------              --------        ---------

   Personnel  Costs          $    115             $     (92)         $      23
   Facility  and
    Business  Exit  Costs          16                   (12)                 4
   Other                            2                    (2)                 -
                             ----------              --------        ----------
     Total                   $    133             $    (106)         $      27
                             ==========             ========         ===========

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

Late in the third quarter of 1998, the Company sold 51% of its interest in its yarns and specialty materials business (the "yarns business") for $340 million. Upon closing, the Company also received a distribution of approximately $193 million from the joint venture. The results of operations of the yarns business were reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the nine months ended September 30, 1998, the yarns business recorded net sales of approximately $205 million and income from operations of approximately $57 million. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns joint venture under the equity method.

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

5. LONG-TERM DEBT

During the first quarter of 1999, the Company issued $250 million of senior debt securities ("the securities") as unsecured obligations of the Company. These securities, which mature in 2009, bear an annual rate of interest of 7.0%, payable semiannually. The proceeds from the issuance of these securities were used to reduce borrowings under the Company's long-term revolving credit agreement.
                                     - 14 -

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6. INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                       Quarter           Nine Months
                                        Ended               Ended
                                    September 30,       September 30,
                                    -------------       ------------
                                   1999       1998     1999      1998
                                   ----       ----     ----      ----

U.S. federal statutory rate            35%     35%      35%       35%
State and local income taxes             2      6        3         5
Operating losses of foreign
  subsidiaries                           1      6        1         6
Special tax election (a)               (6)      -       (3)       (3)
Foreign tax rate differences             -      -        -         -
Other                                    3      2       (1)        -
                                     -----   ----      ----      ----
Effective  tax provision  and
  rate                                  35%    49%      35%       43%
                                      ====    ===      ===       ===

(a) Represents a one-time tax benefit associated with Asia Pacific operations in 1998, and with UK operations in 1999.


 7.  INVENTORIES

                                      September 30,         December 31,
                                         1999                   1998
                                         ----                   ----
                                           (In millions of dollars)
Inventories are summarized as
follows:

Finished goods                        $  406          $    317
Materials and supplies                   188               176
                                      -------          -------
FIFO inventory                           594               493
Less:  Reduction to LIFO basis           (62)              (56)
                                      -------          -------
Total Inventory                       $  532          $    437
                                      =======          =======

Approximately $387 million and $271 million of total inventories were valued using the LIFO method at September 30, 1999 and December 31, 1998, respectively.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments for income taxes, net of refunds, and cost of borrowed funds are summarized as follows:

                                          Quarter           Nine Months
                                           Ended               Ended
                                       September 30,       September 30,
                                       -------------       -------------
                                       1999     1998     1999        1998
                                       ----     ----     ----        ----

          Income taxes                  $   1   $  (1)   $  (79)   $   (82)
          Cost of borrowed funds           34      15       107         87


The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

During  the  first  nine months of 1999, gross payments for asbestos  litigation claims against Fibreboard were approximately $85 million, all of which was  paid directly  by  Fibreboard's insurers or from the escrow account to  claimants  on
Fibreboard's  behalf.   During the first nine months of  1999,  Fibreboard  also
reached settlement agreements with plaintiffs for amounts totaling approximately
$52  million.  Fibreboard settlement agreements are reflected on  the  Company's consolidated balance sheet as an increase to both the Fibreboard asbestos  costs to  be  reimbursed  and  asbestos claims settlements  when  the  agreements  are reached.

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

The Company's comprehensive income for the quarters ended September 30, 1999 and
1998  was $96 million and $112 million, respectively. For the nine months  ended
September  30,  1999 and 1998, comprehensive income was $206  million  and  $171 million, respectively.  The Company's comprehensive income includes net  income, currency  translation  adjustments, minimum pension liability  adjustments,  and deferred gains and losses on certain hedging transactions.

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


                                         Quarter              Nine Months
                                          Ended                  Ended
                                      September 30,          September 30,
                                      ------------          --------------
                                     1999      1998       1999         1998
                                     ----      ----       ----         ----
                                   (In millions of dollars, except share data)

Net income used for basic
  earnings per share               $    89     $  96     $  209       $  163

Net income effect of assumed
  conversion of preferred
  securities                             2         2          6            6
                                   -------    -------     ------      ------
Net income used for diluted
  earnings per share               $    91     $  98    $   215       $  169
                                   =======    =======   =======       ======

Weighted average number of shares
  outstanding used for basic
  earnings per share (thousands)    54,292    53,820     54,111       53,588

Deferred awards and stock options      664       791        789          675

Shares from assumed conversion of
  preferred securities               4,566     4,566      4,566        4,566
                                   -------   --------   -------      -------

Weighted average number of
  shares outstanding and common
  equivalent shares used for
  diluted earnings per share
  (thousands)                       59,522      59,177   59,466       58,829
                                   =======    ========  ========     =======

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.   CONTINGENT LIABILITIES

Asbestos Liabilities
--------------------

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)

Numerous claims have been asserted against Owens Corning alleging personal injury arising from inhalation of asbestos fibers. Virtually all of these claims arise out of Owens Corning's manufacture, distribution, sale or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture and distribution of which was discontinued in 1972. The vast majority of these claims are being resolved through the National Settlement Program described below. As a result of this program, the number of new lawsuits filed against Owens Corning has been sharply reduced from historical levels.

National Settlement Program
---------------------------

Owens Corning has implemented a National Settlement Program (NSP), which it continues to expand. As of September 30, 1999, the number of plaintiffs' law firms participating in the NSP has increased to approximately 110 and the Company has settled, through the NSP, approximately 232,000 asbestos personal injury claims. The NSP also establishes procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms without litigation through at least 2008. Average payments per claim under the NSP are expected to be substantially lower than those experienced by Owens Corning for comparable claims prior to the NSP.

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

Under the NSP, each participating law firm has agreed to a long-term settlement agreement ("NSP Agreement") providing for the resolution of both present claims (those claims, including unfiled claims, pending at the time a participating plaintiffs' firm entered into an NSP Agreement) and future claims against Owens Corning and Fibreboard for settlement amounts negotiated with each participating firm. NSP Agreements may be extended beyond 2008 by mutual agreement of the parties.

As to present claims, settlement amounts to each claimant vary based on a number of factors, including the type and severity of disease. All payments will be subject to satisfactory evidence of a qualifying medical condition and exposure to the Company's products, delivery of customary releases by each claimant, and other conditions. The NSP allows claimants to receive prompt payment without incurring the significant delays and uncertainties of litigation. Claimants settling non-malignancy claims with the Company and/or Fibreboard have agreed to accept as part of the settlement a pre-determined amount of additional compensation if they later develop a more severe asbestos-related medical condition.
                                     - 18 -

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

Under each NSP Agreement, a participating firm also agrees (consistent with applicable legal requirements) to recommend to its future clients, based on appropriately exercised professional judgment, to resolve any future asbestos personal injury claims against Owens Corning and Fibreboard through an administrative processing arrangement, rather than litigation. Under such arrangement, no settlement payment will be made for future claims unless specified medical criteria, product exposure and other requirements are met, and the amount of any such payment will be within a range of specified cash settlement values based on the disease of the claimant and other factors. In the case of future claims not involving malignancy, such criteria require medical evidence of functional impairment. Payments to claimants for both settled present and future claims are being managed by Integrex, a wholly-owned Owens Corning subsidiary that specializes in, among other things, claims processing.

Payments under the NSP for settled present claims will generally be made through 2002, with the majority of payments expected to occur in 1999 and 2000. As a result of such payments, the Company's gross payments for asbestos litigation claims will increase in 1999 and 2000 over the levels experienced in recent years. It is anticipated that payments for a limited number of future "exigent claims" (principally those of living malignancy claimants, as such term is defined under the NSP Agreements) will generally begin in 2001. Payments for other qualifying future claims will begin in 2003, and will be made on the following schedule, based on when such claims are accepted by Owens Corning for payment:

          Date Accepted for Payment             Year in which Claim Will be Paid
  January 1, 1999 through June 30, 2000         2003
  July 1, 2000 through December 31, 2001        2004
  January 1, 2002 through June 30, 2003         2005
  July 1, 2003 through December 31, 2004        2006
  January 1, 2005 through June 30, 2006         2007
  July 1, 2006 or later                         60 days to one year after
                                                     acceptance


If, in any calendar year after 2002, the payment of any amounts under the NSP in respect of future claims might cause a default under the Company's then prevailing loan covenants, the Company will have the right to defer payment of such amounts until February 15 of the following year. Commencing in 2003, subject to the variables and uncertainties discussed below, Owens Corning expects that its payments for such amounts will not exceed $150 million per year. Additional settlement payments will be made by Fibreboard (see Item B below).

Owens  Corning  and  Fibreboard (see Item B below) each  retains  the  right  to terminate any individual NSP Agreement if in any year more than a specified number of plaintiffs represented by the plaintiffs' firm in question opt out of such agreement. Opt out procedures for future claims are specified in the settlement agreements, and provide for mediation and further negotiation before a claimant may pursue his or her case in the court system.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

Non NSP Litigation
------------------

The Company expects to pay approximately $190 million in 1999 and approximately $90 million in 2000 to resolve substantially all of the remaining pre-NSP settlements and pending appeals in respect of verdicts incurred prior to the implementation of the NSP.

There continues to be litigation (although at a much reduced level) involving prior unsettled claims, as well as newly filed claims, brought by plaintiffs' law firms that are not participating in the NSP. In the first three quarters of 1999, approximately $1 million in verdicts against Owens Corning were received in respect of these claims. No judgment has yet been entered for any of these verdicts, all of which Owens Corning is planning to appeal.

Asbestos Related Payments
-------------------------

In the first three quarters of 1999, the Company made $622 million of asbestos related payments. These payments fell within four major categories: (1) Pre-NSP settlements described above; (2) NSP settlements; (3) Non-NSP settlements - covering cases not resolved by the NSP; and (4) Defense and administrative expenses.

The Company currently estimates that it will incur total asbestos related payments of approximately $950 million for 1999, as follows:

                                    (in millions of dollars)

  Pre-NSP Settlements                        $190
  NSP Settlements                             655
  Non-NSP Settlements                          35
  Defense and Administrative Expenses          70

All  amounts  discussed  above  are  before tax  and  application  of  insurance
recoveries.   The Company currently estimates that it will incur total  asbestos payments before tax and application of  insurance recoveries of approximately
$900 million during  2000, and approximately $350 million in 2001 and $250 million in 2002.  The actual amounts of such payments  will  depend  on numerous variables, including the rate at which NSP claims  are  submitted  and processed, the severity of disease (especially mesothelioma) involved in such claims, the number  of  non-NSP claims resolved and the cost of resolving such claims.

Asbestos Legislation
--------------------

Both the United States Senate and House of Representatives have held hearings on proposed legislation (S 758 and HR 1283) intended to address the problem of asbestos litigation. The House has deferred action on the proposed legislation until 2000.
                                     - 20 -

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

Although the original House and Senate proposals were virtually identical, the House has been active in revising HR 1283. It is likely that these revisions will significantly alter the original bill. While details of the revised legislation have yet to be determined, the Company believes that key members of Congress view the NSP favorably and that, if any asbestos legislation is considered or enacted, it will be consistent with the continued implementation of the NSP.

Other Asbestos Related Litigation
---------------------------------

As previously reported, Owens Corning believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or contributed to by cigarette smoking. The Company is pursuing litigation against tobacco companies (discussed below) to obtain payment of monetary damages
(including punitive damages) for payments made by Owens Corning and Fibreboard to asbestos claimants who developed smoking related diseases. The Company is also pursuing recovery from tobacco companies through legislative lobbying efforts.

In  October  1998,  the Circuit Court for Jefferson County, Mississippi  granted leave  to file an amended complaint in an existing action to add claims by Owens
Corning  against  seven  tobacco companies and several  other  tobacco  industry
defendants.  The court has set a February 2000 trial date for this  action.   In
addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens
Corning  and  Fibreboard is pending in the Superior Court  for  Alameda  County,
California against the same tobacco companies. In both cases, the Company  seeks monetary  recovery for, among other things, a portion of the  payments  made  to persons who brought asbestos claims and were also smokers.

Owens Corning has reached agreement settling in a satisfactory manner its lawsuits pending in federal court against the owners and operators of certain pulmonary function testing laboratories in the southeastern United States.

Insurance
---------

As  of  September  30,  1999, Owens Corning had approximately  $231  million  in unexhausted  insurance coverage (net of deductibles and self-insured retentions)
under  its  liability insurance policies applicable to asbestos personal  injury
claims.   A  substantial portion of this amount represents unconfirmed potential non-products  coverage with excess level insurance carriers, as to  which  Owens
Corning  has  estimated  its  probable  recoveries.   The  Company  also  has  a
significant  amount  of other unconfirmed potential non-products  coverage  with excess  level  carriers.  The amount and timing of recoveries from excess  level policies will depend on subsequent negotiations or proceedings.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

Reserve
-------

The  Company's  financial statements include a reserve for  the  estimated  cost associated  with Owens Corning's asbestos personal injury claims.  This  reserve was established initially through a charge to income in 1991, with an additional
$1.1  billion charge to income (before taking into account probable non-products
insurance   recoveries)  recorded  in  1996.  Reflecting  the  substantial   new
information about now settled present and expected future claims gained  in  the
NSP negotiations with plaintiffs' law firms, and the recent changes in the legal environment  referred  to  above, the Company in  the  fourth  quarter  of  1998 increased  its asbestos reserves by $1.4 billion.  This resulted in an after-tax charge  to 1998 earnings of $906 million. Subject to the variables and uncertainties  referred to  below, Owens Corning estimates that its liabilities associated with  pending and  unasserted  future  asbestos  personal  injury claims  and  its  insurance recoveries in respect of such claims, at September
30, 1999, are as follows:


                                           September 30,    December  31,
                                               1999              1998
                                               ----              ----
                                               (In millions of dollars)
Reserve for asbestos litigation claims
--------------------------------------

Current                                   $  1,050          $     850
Other                                          958              1,780
                                          --------          ---------
Total Reserve                             $  2,008          $   2,630

Insurance for asbestos litigation claims
----------------------------------------

Current                                  $      25         $      150
Other                                          206                260
Total Insurance                          $     231         $      410
                                         ---------         ----------

Net Owens Corning Asbestos Liability     $   1,777         $    2,220
                                         =========         ==========

The NSP has improved Owens Corning's ability to quantify the cost of resolving virtually all of the claims that were pending (filed and unfiled) against the Company prior to the NSP. Nevertheless, the Company cautions that its estimate of its liabilities for non-NSP and future NSP claims is influenced by numerous variables that are difficult to predict and that such estimate therefore remains subject to considerable uncertainty. Such variables include: the severity of disease (especially mesothelioma) involved in such claims; the number of claims filed in the future; how many of such claims are covered by an NSP Agreement; the extent, if any, to which an individual plaintiff exercises his or her right to opt out of an NSP Agreement and/or utilize other counsel that is not a participant in the NSP; the extent, if any, to which counsel that are not bound by an NSP Agreement undertake the representation of asbestos personal injury plaintiffs against Owens Corning; the extent, if any, to which Owens Corning exercises its right to terminate one or more of the NSP Agreements due to excessive opt-outs or for other reasons; and Owens Corning's success in controlling the costs of resolving claims outside the NSP.

Owens Corning will continue to review the adequacy of its estimates of liabilities and insurance on a periodic basis and make such adjustments as may be appropriate.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

Management Opinion
------------------

Although any opinion is necessarily judgmental and must be based on an assessment of the variables and uncertainties described above, in the opinion of management, while any additional uninsured and unreserved costs which may arise out of pending personal injury asbestos claims and additional similar asbestos claims filed in the future may be substantial over time, management believes that such additional costs will not impair the ability of the Company to meet its obligations, to reinvest in its businesses, or to pursue its growth agenda.

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure.

National Settlement Program
---------------------------

Fibreboard is a participant in the NSP and is a party to the NSP Agreements discussed in Item A. These agreements settle claims that were pending against Fibreboard and claims that could be filed against Fibreboard following the lifting of the injunction under the Global Settlement (discussed below). The NSP Agreements also provide for the resolution of other future asbestos personal injury claims against Fibreboard through the administrative processing arrangement described in Item A. The timing of payments for pending and future Fibreboard claims will be consistent, generally, with the timing of Owens Corning payments, described in Item A. The NSP Agreements will become effective as to Fibreboard at such time as the Global Settlement is finally disapproved and the Insurance Settlement (discussed below) becomes effective.

Global Settlement
-----------------

In 1993, Fibreboard, its insurers and representatives of a class of future asbestos plaintiffs who had claims arising from exposure to asbestos prior to August 27, 1993, entered into the Global Settlement. Under the Global Settlement, asbestos claims pending against Fibreboard would have been resolved through a limited-fund class action settlement.

In June 1999, the Supreme Court issued its decision in ORTIZ V. FIBREBOARD overturning the Global Settlement. The Supreme Court determined that the Global Settlement had not met the requirements for approving a limited-fund class under Federal Rule of Civil Procedure 23 and returned the case to the lower courts for further proceedings. In the third quarter of 1999, the district court lifted the injunction barring the filing of asbestos claims against Fibreboard. The district court has entered an order disapproving the Global Settlement. The time to appeal this order will expire during the fourth quarter of 1999. If no appeal is made, the Insurance Settlement will become effective at the expiration of the appeal period.

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

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.   CONTINGENT LIABILITIES

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING) (continued)

Since 1993, Continental and Pacific have paid, either directly or through an escrow account funded by them, for substantially all settlements of asbestos claims reached prior to the initiation of the NSP. At September 30, 1999, approximately 132,000 asbestos claims remained pending against Fibreboard. Under the Insurance Settlement, Continental and Pacific will provide approximately $1.9 billion to Fibreboard to fund Fibreboard's costs of resolving these pending claims and expected future asbestos claims either under the NSP or in the tort system.

Management Opinion
------------------

The Company cautions that its estimate of Fibreboard's asbestos related liabilities is influenced by the same types of variables and is subject to similar uncertainty as in the case of Owens Corning. Although any opinion is necessarily judgmental and must be based on an assessment of the variables and uncertainties described above, the Company believes the amounts available under the Insurance Settlement will be adequate to fund Fibreboard's ongoing defense and indemnity costs associated with asbestos-related personal injury claims for the foreseeable future.

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

Business Overview
------------------

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

The cost reductions and significant pricing improvements achieved during 1998 have continued into the first nine months of 1999. During the second quarter of 1999, the Company announced price increases applicable to certain of its vinyl siding, residential insulation, and composites products, all of which became effective July, 1999.

Quarter and Nine Months Ended September 30, 1999
------------------------------------------------

Sales and Profitability
-----------------------

Net sales for the quarter ended September 30, 1999 were $1.333 billion, up slightly from the third quarter 1998 level of $1.324 billion. The sales increase reflects continued strength in the North American Building Materials business; higher volume, offset partially by price weakness, in the Composite Materials business; and the transfer of the Company's yarns business to an unconsolidated joint venture at the end of the third quarter of 1998. On a comparative basis, excluding the yarns and other divested businesses in 1998, sales during the third quarter of 1999 were up 6% from the third quarter of 1998. The impact of currency translation on sales in foreign currencies was slightly unfavorable during the third quarter of 1999, compared to the third quarter of 1998, reflecting a stronger U.S. dollar during 1999. Please see Note 1 to the Consolidated Financial Statements.

In the Building Materials business, sales during the third quarter of 1999 reflect the continued strength in the U.S. roofing and insulation markets. The Company continues to benefit from improved pricing of many of its products, particularly residential insulation. Please see "Building Materials" below for further discussion of these matters.

In the Composites business, sales reflect a reduction attributable to the transfer of the Company's yarns business indicated above. Composites sales also reflect volume increases in the U.S. and Europe, offset partially by the impact of pricing pressure, particularly in Europe. Please see "Composite Materials" below for further discussion of these matters.

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Sales outside the U.S. represented 17% of total sales during the third quarter of 1999, compared to 18% during the third quarter of 1998. The relative decline in non-U.S. sales is due to the 1999 sales increases attributable to U.S. roofing and insulation products. Gross margin in the third quarter of 1999 was 26% of net sales, compared to 20% in the third quarter of 1998. Gross margin for the third quarter of 1998 included a charge of $60 million, or 4% of sales, for costs associated with the Company's strategic restructuring program. The increase in gross margin also reflects price increases applicable to several of the Company's products and the incremental benefits of the cost reductions resulting from the Company's strategic restructuring program.

For the quarter ended September 30, 1999, the Company reported net income of $89 million, or $1.53 per share, compared to net income of $96 million, or $1.66 per share, for the quarter ended September 30, 1998. Net income in the third quarter of 1999 reflects the increase in gross margin, attributable to pricing improvements, particularly in U.S. residential insulation markets, and the incremental benefits of the cost-saving programs implemented throughout 1998. Net income in the third quarter of 1999 also reflects a one-time tax credit of approximately $9 million for a special tax election associated with the Company's U.K. operations.

Net income in the third quarter of 1998 included a $148 million charge ($108 million after-tax) for restructure and other costs, a $292 million gain ($174 million after-tax) from the sale of the Company's yarns and other businesses, and a $39 million after-tax extraordinary loss from the early retirement of debt. The increase in marketing and administrative expenses during the third quarter of 1999, compared to the third quarter of 1998, largely reflects costs associated with marketing and growth programs. Cost of borrowed funds during the third quarter of 1999 was $40 million, $3 million higher than the third quarter 1998 level, reflecting higher average interest rates on floating rate debt. Equity in net income of affiliates during 1999 compared to 1998 reflects unfavorable results from the Company's yarns joint venture. The reduction in minority interest expense reflects the Company's third quarter 1998 repurchase of its Trust Preferred Hybrid Securities. Please see also Liquidity, Capital Resources and Other Related Matters below.

Net sales for the nine months ended September 30, 1999 were $3.773 billion, up slightly from the $3.747 billion reported for the first nine months of 1998. On a comparative basis, excluding the yarns and other divested businesses in 1998, sales for the first nine months of 1999 were up 7% from the prior year period, largely reflecting the strength in North American Building Materials discussed above.

Net income for the nine months ended September 30, 1999 was $209 million, or $3.62 per share, up from $163 million, or $2.87 per share, for the first nine months of 1998. The increase reflects the benefits of the cost reduction programs, volume and price increases attributable to North American Building Materials, and volume increases attributable to North American and European composites products. Included in net income for the nine months ended September 30, 1998 are the third quarter 1998 items mentioned above as well as the following items from the first quarter of 1998: a $95 million pretax charge ($63 million after-tax) for the Company's restructuring program and an $84 million pretax gain ($52 million after-tax) from the sale of the Company's 50% ownership interest in Alpha/Owens-Corning. Please see Notes 3 and 4 to the Consolidated Financial Statements.

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

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

As a result of the strategic restructuring program, the Company realized a decrease in manufacturing and operating expenses of approximately $110 million during 1998. The Company is on track to achieve total annual pretax savings of approximately $175 million in 1999 from this program. The expected $175 million in cost reductions, the majority of which will be cash savings, is comprised of $150 million in reduced personnel costs, $14 million in reduced facility costs, and $11 million of reductions in related program spending. The Company has also realized additional cost savings during 1999 resulting from improved logistics and materials sourcing.

The Company also implemented programs to gain synergies in its Exterior Systems Business during 1998. As a result of these programs, which included closing redundant facilities, integrating business systems, and improving purchasing leverage, the Company reduced costs by approximately $32 million during 1998 and is on track to save an additional $18 million in 1999, the majority of which will be cash savings.

Building Materials
------------------

In the Building Materials segment, sales increased 4% in the third quarter of 1999, compared to the third quarter of 1998, largely reflecting volume and price improvements attributable to U.S. residential insulation products. Price improvements in the Company's North American roofing and vinyl siding markets during the third quarter of 1999 were offset by volume declines in those markets. Insulation volumes in the fourth quarter are expected to be flat to slightly down compared to fourth quarter 1998. The impact of sales denominated in foreign currencies was slightly unfavorable during the third quarter of 1999, compared to the third quarter of 1998, reflecting a stronger U.S. dollar during 1999.

Income from operations was $145 million during the third quarter of 1999, compared to $107 million during the third quarter of 1998. Income from operations in 1999 reflects incremental cost reductions resulting from the strategic restructuring program, as well as price increases in the U.S. roofing, residential insulation, and vinyl siding markets. While price strength should continue into the fourth quarter, any benefits are likely to be adversely impacted by higher raw material and other costs as well as lower volumes. The Company expects business conditions in Europe to remain highly competitive during the fourth quarter of 1999. Please see Note 1 to the Consolidated Financial Statements.

Composite Materials
-------------------

In the Composite Materials segment, sales were down 13% during the third quarter of 1999, compared to the third quarter of 1998, due largely to the disposition (discussed below) of 51% of the Company's yarns and specialty materials business (the "yarns business") late in the third quarter of 1998. Adjusted for the impact of this disposition, sales were up 10% during the third quarter of 1999, compared to 1998, due to volume increases in the U.S., driven by strong roofing mat sales, and in Europe, particularly in reinforcements. The translation impact of sales denominated in foreign currencies was slightly unfavorable during the third quarter of 1999, reflecting a stronger U.S. dollar during 1999. Income from operations was $39 million in the third quarter of 1999, compared to $44 million in the prior-year period. Approximately one third of the 1998 income was attributable to the yarns business. Adjusted for the disposition of the yarns business, income from operations increased 30% compared to 1998, reflecting productivity improvements and the volume increases in the U.S. and European markets indicated above, offset partially by pricing weakness, particularly in Europe. The Company expects business conditions in Europe to remain highly competitive during the fourth quarter of 1999. Please see
Note 1  to  the  Consolidated  Financial Statements.

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

During the third quarter of 1998, the Company formed a joint venture for its yarns business to which it contributed two manufacturing plants and certain proprietary technology. On September 30, 1998, the Company completed the disposition of 51% of the yarns business to a U.S. subsidiary of Groupe Porcher Industries of Badinieres, France for $340 million. The Company continues to have a 49% ownership interest in the joint venture. Upon closing, the Company also received a distribution of approximately $193 million from the joint venture. By retaining a 49% ownership interest in the joint venture, the Company will continue to safeguard its proprietary technology and participate in the yarns market. Please see Note 4 to the Consolidated Financial Statements.

The results of operations of the yarns business were reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the nine months ended September 30, 1998, the yarns business recorded sales of approximately $205 million and income from operations of approximately $57 million. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns joint venture under the equity method.

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

The Company is assessing the impact of SFAS 133 on its financial statements and plans to adopt this accounting change effective January 1, 2001. The Company has substantially completed an inventory of its freestanding derivatives, including forward contracts, option contracts, currency swaps and interest rate swaps, and has begun an inventory of derivatives which may be embedded in other contracts. The Company plans to complete these inventories, determine the financial impact of adoption, evaluate existing risk management activities, and perform an information systems assessment by the end of the second quarter of 2000. The Company will review its risk management policies and modify its business processes as needed in order to comply with SFAS 133 and to temper the volatility in earnings and other comprehensive income.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $139 million for the quarter ended September 30, 1999, the same as the quarter ended September 30, 1998. Compared to the third quarter of 1998, cash flow from operations in 1999 reflects an increase in payments for asbestos litigation claims, net of insurance, and increased inventory levels, offset by reduced spending for the Company's restructuring program. The increase in payments for asbestos litigation claims reflects the Company's implementation of the National Settlement Program (NSP) in the fourth quarter of 1998.
                                     - 30 -

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

During the third quarter of 1999, payments for asbestos litigation claims were $252 million and proceeds from insurance were $147 million, compared to $70 million and $24 million, respectively, during the third quarter of 1998. Please see Notes 8 and 11 to the Consolidated Financial Statements.

Inventories at September 30, 1999 were $532 million, an increase of $95 million from the December 31, 1998 level, due largely to the seasonal build of inventories. While demand for Building Materials products and systems was strong during the third quarter of 1999 and continued to be brisk at the end of the quarter, the Company had not yet seen the seasonal up-tick normal for that time of year. Receivables at September 30, 1999 were $584 million, a $133 million increase over the December 31, 1998 level, attributable to the seasonal pattern of business activity. The decrease in accounts payable and accrued liabilities from $942 million at December 31, 1998 to $784 million at September 30, 1999 reflects typical payment patterns as well as spending associated with the Company's restructure liabilities during the first nine months of the year.

At September 30, 1999, the Company's net working capital was negative $489 million and its current ratio was .76, compared to negative $354 million and
 .81, respectively, at December 31, 1998 and positive $735 million and 1.58, respectively, at September 30, 1998. A $700 million increase in the current portion of the reserve for asbestos litigation claims, net of insurance, due to the implementation of the Company's National Settlement Program, partially offset by the related income tax benefit, contributed to the decrease in net
working  capital at September 30, 1999 compared to September 30, 1998.   Another
factor contributing to the decrease was the Company's unusually high cash level of $540 million at September 30, 1998, reflecting the disposition on that date of 51% of the Company's yarns business (discussed above). The proceeds of this disposition were used to reduce borrowings under the Company's long-term bank credit facility in the fourth quarter of 1998.

The Company's total borrowings at September 30, 1999 were $2.181 billion, $555 million higher than at year-end 1998. The increase reflects typical seasonal cash usage by the Company to build inventory and other working capital during the first nine months of the year, and compares to a $545 million increase during the same period in 1998. This increase also reflects the increased payments for asbestos litigation claims, net of insurance, during 1999 under the NSP.

As of September 30, 1999, the Company had unused lines of credit of $1.120 billion available under long-term bank credit facilities and an additional $116 million under short-term facilities, compared to $1.307 billion and $124 million, respectively, at year-end 1998. The decrease in unused available lines of credit reflects the Company's increased borrowings at September 30, 1999 compared to December 31, 1998. During the first quarter of 1999, the Company issued $250 million of debt securities, the proceeds of which were used to reduce borrowings under the long-term bank credit facility. Letters of credit issued under the facility also reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above. Please see Note 5 to the Consolidated Financial Statements.

During 1998, the Company implemented a debt realignment program intended to reduce financing costs. This program, which extended the average length of term debt from four years to ten years, included the issuance of a total of $950 million in new debt securities, the repurchase of the Company's $309 million of Trust Preferred Hybrid Securities and the retirement of $361 million of higher-rate debt securities.
                                     - 31 -

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)

Capital spending for property, plant and equipment, excluding acquisitions, was $39 million in the third quarter of 1999. The Company anticipates that 1999 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $220 million, most of which has been expended or is committed. The Company expects that funding for these expenditures will be from the Company's operations and external sources as required.

Asbestos Litigation
-------------------

Owens Corning has implemented the NSP, which, as of September 30, 1999, has settled approximately 232,000 asbestos personal injury claims against Owens Corning. The NSP has also established procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms without litigation through at least 2008.

Payments under the NSP for settled present claims will generally be made through 2002, with the majority of payments expected to occur in 1999 and 2000. As a result of such payments, the Company's gross payments for asbestos litigation claims will increase in 1999 and 2000 over the levels experienced in recent years. It is anticipated that payments for a limited number of future "exigent claims" (principally those of living malignancy claimants, as such term is defined under the NSP Agreements) will generally begin in 2001. Payments for other qualifying future claims will begin in 2003, and will be made on the following schedule, based on when such claims are accepted by Owens Corning for payment:

        Date Accepted for Payment             Year in which Claim Will be Paid
        -------------------------             --------------------------------
  January 1, 1999 through June 30, 2000            2003
  July 1, 2000 through December  31, 2001          2004
  January 1, 2002 through June 30, 2003            2005
  July 1, 2003 through December  31, 2004          2006
  January 1, 2005 through June 30, 2006            2007
  July 1, 2006 or later                            60 days to one year after
                                                         acceptance

If, in any calendar year after 2002, the payment of any amounts under the NSP in respect of future claims might cause a default under the Company's then prevailing loan covenants, the Company will have the right to defer payment of such amounts until February 15 of the following year. Commencing in 2003, subject to the variables and uncertainties discussed in Note 11 to the Consolidated Financial Statements, Owens Corning expects that its payments for such amounts will not exceed $150  million  per year.  Additional
settlement payments will be made by Fibreboard.   Please  see Note 11 to the
Consolidated Financial Statements.

Gross payments for asbestos litigation claims during the third quarter of 1999 by Owens Corning (excluding Fibreboard), including payments for claims settled in prior years, were $252 million. Proceeds from insurance were $147 million, resulting in a net pretax cash outflow of $105 million ($68 million after-tax). Over the next twelve months, the total payments for asbestos litigation claims by Owens Corning (excluding Fibreboard) are expected to be approximately $1,050 million. Proceeds from insurance of $25 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $1,025 million ($665 million after tax).

Gross payments for asbestos litigation claims against Fibreboard during the first nine months of 1999 were approximately $85 million, all of which were paid directly by Fibreboard's insurers or from an escrow account funded by its insurers to claimants on Fibreboard's behalf. Fibreboard is a party to the NSP Agreements and anticipates that a substantial majority of its asbestos claims will be resolved under the NSP. In June 1999, the United States Supreme Court overturned a limited-fund class action settlement of Fibreboard's asbestos claims.
                                     - 32 -

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

As a result, Fibreboard is expected to become entitled to an Insurance Settlement of approximately $1.9 billion, which will be available to pay Fibreboard's pending and future asbestos claims, including claims under the NSP. Please see Notes 8 and 11 to the Consolidated Financial Statements.

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

Environmental Matters
---------------------

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the third quarter of 1999, the Company was designated as a PRP in such federal, state, local or private proceedings for 2 additional sites. At September 30, 1999, a total of 45 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company has established a $28 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. In June 1999, the EPA issued regulations for wool fiber glass and mineral wool. The Company anticipates that its other sources to be regulated will be amino/phenolic resin, secondary aluminum smelting, wet formed fiber glass mat, asphalt processing and roofing,  metal  coil coating, and open molded fiber-reinforced  plastics.
The EPA's   currently   announced   schedule  is  to  issue   regulations
covering amino/phenolic resin and secondary aluminum smelting in 1999; and wet formed fiber glass mat, asphalt processing and roofing, metal coil coating and fiber-reinforced plastics in 2000, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

Year 2000 Readiness
-------------------

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

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

The Company's State of Readiness
--------------------------------

In recognition of the significance of the Year 2000 Issue, the Company formed a senior management team representing business units and business process functions including information technology, sourcing, customer relations, logistics, facilities, and legal. This team oversees the Company's efforts to assess and resolve the Year 2000 Issue. In addition, the Company's individual organizational units have developed, and are implementing, Year 2000 plans. These plans include assessments of all of the Company's IT and Non-IT systems, and an evaluation of the external environment to identify significant exposure areas and to develop appropriate remediation or other risk management approaches. The Company has also developed business continuity plans to help assure that all of its operations are prepared in the case of an unexpected system, supplier or customer failure. During the third quarter, plant, business, and corporate leadership took part in a formal review and approval process that was designed to determine whether each business unit and process area has completed its Year 2000 readiness efforts with regards to inventory, remediation, testing, asset configuration management, contingency planning, and "Day Zero" planning. With the exceptions noted throughout the remainder of this Year 2000 discussion, all of which are not individually or collectively material to overall Company operations, each business unit and process area has completed its Year 2000 readiness efforts.

IT Systems
----------

The Company has been actively implementing new systems and technology on a worldwide basis since 1995 as part of its Advantage 2000 program to improve productivity and operational efficiency. One objective of this initiative is to help ensure all business transactions are supporting requirements to process data accurately in the year 2000 and beyond. The scope of this program has been continuously expanded to include each of the seventeen acquisitions made by the Company during the past five years.

To date 100% of the Company's IT systems have been remediated, tested and made operational. This has been accomplished in part through the comprehensive implementation of enterprise resource planning software across most of the Company's business units. Deployments of these systems, which began in May, have been completed at 97% of the Company's operations. The remaining deployments will be completed by November 30, 1999. Development of all significant business continuity plans is complete.

Non-IT Systems
--------------

The Company completed an inventory and assessment of Non-IT systems in its operating facilities during the first quarter, 1999. Those Non-IT systems that may fail as a result of the Year 2000 Issue have been identified and corrective actions such as replacement, update, or installation of vendor supplied upgrades are substantially complete. Concurrent with this renovation process and on a continuing basis as part of asset configuration management, the Company is continuing the testing of Year 2000 corrections to ensure that Non-IT systems will function properly on key dates. This is in accordance with testing methodologies that management believes are reasonable and reflective of practices employed by comparable companies. Remediation, replacement, and updating of Non-IT systems has been managed within each business unit.

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

In accordance with the process outlined above, over fourteen hundred systems for the Building Materials business and over nineteen hundred systems for the Composite Materials business have been identified, remediated, and tested. Of these, over 99% are now Year 2000 ready and have been deployed. The remaining items, at 4 sites, are on schedule to be completed by November 30, 1999. Management continues to monitor the progress of deployment to ensure the timely completion of each project. Continuity plans addressing critical business processes have been developed and integrated across the Company.

External Environment
--------------------

The Company is working with its suppliers and customers to assess their level of Year 2000 readiness. This process includes both the receipt of confirmation documents as well as selective on-site visits. The critical suppliers have been identified, confirmations have been received, and planned on-site visits were complete in the second quarter of 1999. At the end of the third quarter of 1999, substantially all of the critical suppliers have been assessed as Year 2000 ready. The remaining suppliers are not single source suppliers nor deemed critical for production. During the process, where deemed necessary, alternative suppliers were identified and confirmed as year 2000 ready. The Company does not plan to build additional inventories at this time and has confirmed with suppliers their commitment to servicing existing supply agreements. Procedures are in place to monitor supplier progress through the end of the year.

Continuity plans have been developed for critical customers and suppliers to address the Company's ability to continue to function in the event that an external Year 2000 issue prevents any such customer or supplier from performing its obligations to the Company.

Business Continuity Planning
----------------------------

Despite its significant efforts, the Company understands that disruptions may occur due to circumstances beyond its control. As a result, the Company has identified its critical business processes and has assessed the likelihood of various Year 2000 failure scenarios. In order to minimize the effect of an external disruption on business operations, business continuity plans have been developed and integrated across the Company. In many instances, existing business continuity plans were modified and enhanced to reflect unique aspects of the Year 2000 issue.

Since a significant number of the Company's facilities will be operating as the world enters the millennium, the Company has prepared for an integrated response on "Day Zero". This response covers the time period from late December through early January and includes positioning key personnel at sites worldwide, and using several layers of backup communications systems to relay status, problems, and other events. Business units will be polling their sites for information, and the Communication Center will be monitoring events at these sites, as well as those reported through media channels, to help the Company protect its people, assets, and customer service capabilities. The Company has developed integrated Day Zero plans to manage these efforts.

Estimated Costs
---------------

The cumulative cost to the Company of systems replacement, Year 2000 remediation, and regular update from 1995 through 1999 has been approximately $160 million, including technology, design and development, and related training and deployment in business locations.

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

The amounts presented below represent the maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                 (continued)

                                 September 30,      December 31,
      Risk Category                 1999                1998
      -------------                 ----                ----
                                   (In millions of dollars)

      Foreign currency               $2               $1
      Interest rate                  $9               $8

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None of the constituent instruments defining the rights of the holders of any class of the Company's registered securities was materially modified in the quarter ended September 30, 1999.

(b) None of the rights evidenced by any class of the Company's registered securities was materially limited or qualified in the quarter ended September 30, 1999 by the issuance or modification of any other class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended September 30, 1999, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) During the quarter ended September 30, 1999, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 1999.


ITEM 5.  OTHER INFORMATION

The Company does not elect to report any information under this item.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OWENS CORNING

                                     Registrant


Date:  November 15, 1999             By:      /s/     J. Thurston  Roach
                                     J. Thurston Roach
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (as duly authorized officer)



Date:  November 15, 1999             By:     /s/     Steven J. Strobel
                                     Steven J. Strobel
                                     Vice President and Controller

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