Form 10-K
period 1999-12-31
OWENS CORNING
filed 2000-03-14
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999

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

At February 21, 2000, the aggregate market value of Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $850,590,859, assuming for purposes of this computation only that all directors and executive officers are considered affiliates.

At February 21, 2000, there were outstanding 55,485,313 shares of Registrant's $.10 par value common stock.

Parts of Registrant's definitive 2000 proxy statement filed or to be filed pursuant to Regulation 14A (the "2000 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                             PART I
ITEM 1.  BUSINESS

Owens Corning, a global company incorporated in Delaware in 1938, serves consumers and industrial customers with building materials systems and composites systems. The systems and services provided by our Building Materials Systems division are used in residential remodeling and repair, commercial improvement, new residential and commercial construction, and other related markets. The systems and services offered by our Composite Systems division are used in end-use markets such as building construction, automotive, telecommunications, marine, aerospace, energy, appliance, packaging and electronics. Many of Owens Corning's products are marketed under registered trademarks, including Propink(R), Advantex(R), Miravista(R) and/or the color PINK.

Approximately 80% of Owens Corning's sales are related to home improvement, non-residential markets, sales of composite materials and sales outside U.S. markets. Approximately 20% of our sales are related to new U.S. residential construction.

Owens Corning operates in two reportable operating segments -- Building Materials Systems and Composite Systems. In 1999, the Building Materials segment accounted for 80% of our total sales while Composite Systems accounted for 20% of total sales. During 1999, Owens Corning implemented growth initiatives throughout the businesses, mainly by establishing partnerships with e-business and internet companies, leading technology companies, and strategic manufacturing enterprises. We launched a national advertising campaign targeting home owners and restructured our organization to focus on the strategic growth markets that we are pursuing. We also continued with the implementation of the National Settlement Program, adding more participating plaintiffs' law firms and increasing the number of settled asbestos personal injury claims.

Owens Corning also has affiliate companies in a number of countries. Affiliated companies' sales, earnings and assets are not included in either operating segment unless we own more than 50% of the affiliate and the ownership is not considered temporary.

Revenue from external customers, income from operations and total assets attributable to each of Owens Corning's operating segments and geographic regions, as well as information concerning the dependence of our operating segments on foreign operations, for each of the years 1999, 1998, and 1997, are contained in Note 1 to Owens Corning's Consolidated Financial Statements, entitled "Segment Data", on pages 42 through 47 hereof.

Owens Corning's executive offices are at One Owens Corning Parkway, Toledo, Ohio 43659; telephone (419) 248-8000. Owens Corning's web site provides information on our business and products, and assists our customers in various building projects. It is located at www.owenscorning.com. Unless the context requires otherwise, the terms "Owens Corning", "we" and "our" in this report refer to Owens Corning and its subsidiaries.

BUILDING MATERIALS SYSTEMS

Principal Products And Methods Of Distribution

Building Materials Systems operates primarily in North America. It also has a growing presence in Europe, Latin America and Asia Pacific. Building Materials Systems sells a variety of products and services in three major categories: (i) glass fiber, foam and mineral wool insulation systems, (ii) roofing systems, and (iii) exterior systems for the home, including vinyl and metal siding and accessories, vinyl windows and patio doors, rainware (consisting primarily of gutters and downspouts), manufactured stone veneer and rebranded housewrap. The businesses responsible for these markets are: Insulating Systems, Roofing Systems, Exterior Systems, System Thinking Sales and Distribution and International Building Materials Systems.

In 1997, Owens Corning became the industry leader in the vinyl siding market with our acquisitions of Fibreboard Corporation and AmeriMark Building Products, Inc. Together, these acquisitions represent over $1 billion in residential exterior building product sales, including vinyl siding, vinyl windows and patio doors, aluminum products and Cultured Stone(R) veneer. We have six vinyl siding manufacturing plants, four aluminum products manufacturing plants, two manufactured stone plants and more than 180 company-owned specialty distribution centers. Almost all siding is sold through distribution, mostly specialty distributors who cater to exterior contractors by providing siding, siding accessories, aluminum rainware and often windows and patio doors. Owens Corning's network of company-owned outlets accounts for over half of Owens Corning's siding sales. Cultured Stone products are sold primarily through independent dealers and masonry suppliers.

The System Thinking Sales and Distribution Organization channels our sales of building insulation systems, roofing shingles and accessories, housewrap, windows/patio doors, and vinyl siding through home centers, lumberyards, retailers and distributors. Other channels of distribution for insulation systems in North America include insulation contractors, wholesalers, specialty distributors, metal building insulation laminators, mechanical insulation distributors and fabricators, manufactured housing producers, and appliance, office products and automotive manufacturers. Foam insulation and related products are sold to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers; commercial and industrial markets through specialty distributors; and, in some cases, large contractors, particularly in the agricultural and cold storage markets.

These products are used primarily in the home improvement, new residential construction, and commercial construction and repair markets. In 1999, approximately 20% of Owens Corning's sales were related to new construction activities in the United States, while home improvement and remodeling accounted for approximately 40%. Approximately 80% of roofing shingles sold in North America are used for reroofing, with new residential construction accounting for the remainder. Owens Corning also sells residential shingles through exports from the U.S. to East European, Latin American and Asia Pacific countries.

Owens Corning sells non-paving asphalt products, including industrial and specialty applications, under the Trumbull brand name. There are three principal kinds of industrial asphalt:
Built-Up Roofing Asphalt (BURA), used in commercial flat roof systems to provide waterproofing and adhesion; saturants or coating asphalt, used to manufacture roofing mats, felts and residential shingles; and industrial specialty asphalt, used by manufacturers in a variety of products such as waterproofing systems, adhesives, coatings, dyes, and product extenders, as well as in various automotive applications. There are several channels of distribution for these products. They are used internally in the manufacture of residential roofing products and are also sold to other shingle manufacturers. In addition, asphalt is sold to roofing contractors and distributors for BURA systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction.

In Europe, Asia and Latin America, building techniques do not employ as much open-cavity construction as in North America, resulting in a greater opportunity for growth in foam insulation than glass fiber in these markets. In developing markets, both foam and glass fiber insulation are opportunities. In Europe, we sell building insulation to large insulation wholesalers, builder merchants, contractors, distributors, and retailers.

Owens Corning sells mechanical insulation products to distributors, fabricators, and manufacturers in the heating, ventilation, power and process, appliance and fire protection industries. Outside North America, Owens Corning has foam plants in the U.K., Spain and Italy and has licensed others for the manufacture of foam products at locations in Europe, the Middle East and Asia. Owens Corning sells foam products through traditional agents and distributors.

In Latin America, Owens Corning produces and sells building and mechanical insulation primarily through an affiliate joint venture in Mexico, as well as exports from U.S. plants. In Asia Pacific, we sell primarily mechanical insulation through joint venture businesses, including two majority owned insulation plants and an insulation fabrication center in China, two minority owned joint ventures, one in Saudi Arabia and one in Thailand, and four licensees.

Seasonality

Sales in the Building Materials segment tend to follow seasonal home improvement, remodeling and renovation, and new construction industry patterns. Sales levels for the segment, therefore, are typically lower in the winter months.

Major Customers

No customer in the Building Materials segment accounted for more than 4% of the segment's sales in 1999.

COMPOSITE MATERIALS

Principal Products and Methods of Distribution

Composite Systems operates in North America, Europe and Latin America, with affiliates and licensees around the world, including a growing presence in Asia Pacific. The businesses responsible for these products include: Composites Systems and Engineered Pipe Systems.

Owens Corning is the world's leading producer of glass fiber materials used in composites. Composites systems are made up of two or more components (e.g., plastic resin and a fiber, traditionally a glass fiber) used in various applications to replace traditional materials, such as aluminum, wood, and steel. We are increasingly providing systems that are designed for a specific end-use application, and entail a material, a proprietary process and a fully assembled part or system. The global composites industry has thousands of end-use applications. Owens Corning has selected strategic markets and end-users, where we provide integral solutions, such as the automotive, telecommunications/electronics, and building construction markets. A large portion of the business also serves thousands of applications within the consumer, industrial and infrastructure markets.

Within the building construction market, the major end-use application for glass fiber is asphalt roofing shingles, where a glass fiber mat is used to provide fire and mildew resistance in 95% of all such shingles produced in North America. We sell glass fiber and/or mat directly to a small number of major shingle manufacturers, including our own roofing business.

Tubs, showers and other related internal building components used for both remodeling and new construction are also major applications of composite materials in the construction market. These end-use products are some of the first successful material substitution conversions normally encountered in developing countries. Glass fiber reinforcements and composite material solutions for these markets are sold to direct accounts, and also to distributors around the world, who in turn service thousands of customers.
                              - 5 -

More than 80% of transportation-related composite solutions are used in automotive applications. Non-automotive transportation applications include heavy trucks, rail cars, shipping containers, refrigerated containers, trailers and commercial ships. Growth continues in automotive applications, as composite systems create new applications or displace other materials in existing applications. There are hundreds of composites applications, including body panels, door modules, integrated front-end systems, instrument panels, chassis and underbody components and systems, and heat and noise shields. These composite parts are either produced by original equipment manufacturers (OEMs), or are purchased by OEMs from first-tier suppliers.

Within the telecommunications and electronics markets, glass fiber composites are used to protect and reinforce fiber optic and copper cables. Owens Corning also produces central strength members for fiber optic cables. Other end-uses include connectors, circuit breaker boxes, computer housings, electricians' safety ladders, and hundreds of various electro/mechanical components. Through its 49% interest in a yarns joint venture, Owens Corning continues to participate in the yarns and specialty material markets, where glass fiber is used extensively in printed circuit boards made for the consumer electronics, transportation, and telecommunications industries.

The consumer, industrial and infrastructure markets include sporting goods and marine applications. Owens Corning sells composite materials to OEMs and boat builders, both directly and through distributors. Owens Corning manufactures large diameter glass-reinforced plastic (GRP) pipe designed for use in underground pressure and gravity fluid handling systems. The pipe is a filament-wound structural composite made with glass fiber and polyester resins. We, directly and with joint venture partners around the world, manufacture and sell GRP pipe directly to governments and private industry for major infrastructure projects, primarily for the safe and efficient transport of water and waste.

Major Customers

No customer in the Composite Materials segment accounted for more than 5% of the segment's sales in 1999.

GENERAL

Raw Materials and Patents

Owens Corning considers the sources and availability of raw materials, supplies, equipment and energy necessary for the conduct of business in each of our operating segments to be adequate.

Owens  Corning has numerous U.S. and foreign patents  issued  and applied  for  relating  to our products  and  processes  in  each
operating   segment,  resulting  from  research  and  development
efforts.

We have issued royalty-bearing patent licenses to companies in several foreign countries. The licenses cover technology relating to both operating segments.

Including  registered trademarks for the Owens Corning logo,  the color  PINK,  and FIBERGLAS, Owens Corning has approximately  300 trademarks  registered  in  the United States  and  approximately
1,480 trademarks registered in other countries.

                              - 6 -

We consider our patent and trademark positions to be adequate for the present conduct of business in each of our operating segments.

Working Capital

Owens   Corning's  manufacturing  operations  in  each  operating
segment are generally continuous in nature and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Research and Development

During 1999, 1998 and 1997, Owens Corning spent approximately $59 million, $57 million, and $69 million, respectively, for research and development activities. Customer sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning's capital expenditures relating to compliance with environmental control requirements were approximately $17 million in 1999. We currently estimate that such capital expenditures will be approximately $25 million in 2000 and $20 million in 2001.

We do not consider that we have experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs of environmental control equipment, however, were approximately $55 million in 1999. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

The  1990 Clean Air Act Amendments (Act) provide that the  United
States   Environmental  Protection  Agency   (EPA)   will   issue
regulations on a number of air pollutants over a period of years. The EPA issued regulations for wool fiber glass and mineral wool in June 1999 and for amino/phenolic resin in January, 2000. We anticipate that our other sources to be regulated will be secondary aluminum smelting, wet formed fiber glass mat, asphalt processing and roofing, metal coil coating, and open molded fiber-reinforced plastics, but all dates per the EPA's currently announced schedule are listed as "Pending." Based on information now known to us, including the nature and limited number of regulated materials we emit, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

Competition

Owens Corning's products compete with a broad range of products made from numerous basic, as well as high-performance, materials.

We compete with a number of manufacturers in the United States of glass fibers in primary forms, not all of which produce a broad line of glass fiber products. Approximately one-half of these producers compete with our Building Materials operating segment in the sale of glass fibers in primary form. A similar number compete with our Composite Materials operating segment. Companies in other countries export small quantities of glass fiber products to the United States. We also compete outside the United States with a number of manufacturers of glass fibers in primary forms.
                              - 7 -

We also compete with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, we compete with many other manufacturers in the sale of roofing materials for sloped roofing, industrial asphalts, vinyl siding, windows and patio doors and other products.

We provide services on a fee-for-service basis in the form of materials and product testing, in competition with numerous testing laboratories, and also sell claims management services.

Methods of competition include product performance, price, terms, service and warranty.

ITEM 2.   PROPERTIES

PLANTS

Owens Corning's principal plants as of March 1, 2000 are listed below by operating segment and primary products, and are owned except as noted. We consider that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

BUILDING MATERIALS SEGMENT

Thermal and Acoustical Insulation

     Delmar, New York                Palestine, Texas
     Eloy, Arizona                   Phenix City, Alabama (1)
     Fairburn, Georgia               Salt Lake City, Utah
     Kansas City, Kansas             Santa Clara, California
     Mount Vernon, Ohio              Waxahachie, Texas
     Newark, Ohio

     Anshan, China                   Queensferry, United Kingdom
     Babelegi, South Africa          Ravenhead, United Kingdom
     Candiac, Canada                 Scarborough, Canada
     Edmonton, Canada                Shanghai, China
     Guangzhou, China                Springs, South Africa
     Pontyfelin, United Kingdom      Vise', Belgium

(1)  Facility is leased.

Foam Insulation

     Rockford, Illinois              Tallmadge, Ohio

     Hartlepool, United Kingdom      Valleyfield, Canada
     Santa Perpetua, Spain (1)       Volpiano, Italy
     Turin, Italy (1)

(1)  Facility is leased.
                              - 8 -

Roofing and Asphalt Processing (one of each at every location, except as noted).

     Adelanto, California (1) (3)    Jessup, Maryland
     Atlanta, Georgia                Kearny, New Jersey
     Brookville, Indiana (1)         Medina, Ohio
     Channelview, Texas (2)          Memphis, Tennessee
     Compton, California             Minneapolis, Minnesota
     Denver, Colorado                Morehead City, North
     Detroit, Michigan (2)              Carolina (2) (3)
     Ennis, Texas (2)                North Bend, Ohio (2)
     Ft. Lauderdale, Florida (2)     Oklahoma City, Oklahoma (2)
     Houston, Texas                  Portland, Oregon (4)
     Irving, Texas                   Savannah, Georgia (1)
     Jacksonville, Florida           Summit, Illinois

(1)  Roofing plant only.
(2)  Asphalt processing plant only.
(3)  Facility is leased.
(4)  Two asphalt processing plants, as well as one roofing plant.

OEM Solutions Group

     Angola, Indiana                 Indianapolis, Indiana (1)
     Athens, Alabama                 Johnson City, Tennessee (1)
     Cleveland, Tennessee (1)        Los Angeles, California (1)
     Columbus, Ohio (1)              Louisville, Kentucky (1)
     Dallas, Texas (1)               Montgomery, Alabama (1)
     Grand Rapids, Michigan (1)      Oklahoma City, Oklahoma (1)
     Hazelton, Pennsylvania (1)      Springfield, Tennessee (1)
     Hebron, Ohio                    Tiffin, Ohio (1)

     Brantford, Canada

(1)  Facility is leased.

Manufactured Housing/Recreational Vehicles Specialty Parts

     Douglas, Georgia                Nappanee, Indiana
     Elkhart, Indiana                Plant City, Florida (1)
     Goshen, Indiana                 Waco, Texas (1)

(1)  Facility is leased.

Metal Products

     Ashville, Ohio                  Richmond, Virginia
     Beloit, Wisconsin               Roxboro, North Carolina

Cast Stone Products

     Chester Co., South
       Carolina (1)                  Navarre, Ohio
     Napa, California (2)

(1)  Under construction.
(2)  Facility is leased.

Vinyl Siding

     Atlanta, Georgia (1)            Joplin, Missouri
     Claremont, North Carolina       Olive Branch, Mississippi

     London, Ontario                 Mission, British Columbia

(1) Facility is leased.

Windows/Patio Doors

     Bradenton, Florida              Lakeland, Florida

In  addition,  Owens  Corning  has  approximately  185  Specialty
Distribution Centers in 36 states in the U.S.

COMPOSITE MATERIALS SEGMENT

Textiles and Reinforcements

     Aiken, South Carolina           Fort Smith, Arkansas
     Amarillo, Texas                 Huntingdon, Pennsylvania (1)
     Anderson, South Carolina        Jackson, Tennessee (1)
     Duncan, South Carolina (1)      New Braunfels, Texas (1)

     Apeldoorn, The Netherlands      Liversedge, United Kingdom
     Battice, Belgium                Rio Claro, Brazil
     Birkeland, Norway               San Vincente deCastellet/
     Guelph, Canada                    Barcelona, Spain
     Kimchon, Korea                  Springs, South Africa
     L'Ardoise, France               Wrexham, United Kingdom

(1)  Facility is leased.

Engineered Pipe Systems

     Bagneres-De-Bigorre,
       France (1)                    Sandefjord, Norway (2)

(1)  Facility is leased.
(2)  Facility is partly leased.

OTHER PROPERTIES

Owens Corning's principal executive offices of approximately 400,000 square feet are located in the Owens Corning World Headquarters, Toledo, Ohio. The lease for this facility terminates May 31, 2015, with options to extend through May 31, 2030.

Owens Corning's research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of more than 20 structures totaling more than 600,000 square feet. Our Integrex subsidiary maintains offices and laboratories at the Science and Technology Center and also leases facilities in Granville, Ohio; New York City, New York; and Carmel, Indiana. Owens Corning also has Application Development Centers in Battice, Belgium; Shanghai, China; and Bangalore, India.

ITEM 3.  LEGAL PROCEEDINGS

The  paragraphs  in  Note  22  to  Owens  Corning's  Consolidated
Financial Statements, entitled "Contingent Liabilities", on pages
78 through 84 hereof, are incorporated here by reference.

Securities and Exchange Commission rules require us to describe certain governmental proceedings arising under federal, state or local environmental provisions unless we reasonably believe that the proceeding will result in monetary sanctions of less than $100,000. The following proceeding is reported in response to this requirement. Based on the information presently available to us, however, we believe that the costs which may be associated with this matter will not have a materially adverse effect on Owens Corning's financial position or results of operations.

  Owens Corning has received information that the Ohio Environmental Protection Agency may be contemplating an enforcement action relating to our plant in Newark, Ohio. It is believed that this matter primarily involves alleged air emission violations which occurred in the early 1990's.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

               Executive Officers of Owens Corning
                   (as of March 1, 2000)

The term of office for elected officers is one year from the annual election of officers by the Board of Directors following the Annual Meeting of Stockholders in April. The name, age and business experience during the past five years of Owens Corning's executive officers as of March 1, 2000 are set forth below. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age           Position*

Glen H. Hiner (65)     Chairman  of the Board and Chief Executive
                       Officer   since  January  1992.   Director
                       since 1992.

Rhonda L. Brooks (48)  Vice   President  and  President,  Roofing
                       Systems   Business  since  January   1998;
                       formerly    Vice    President,    Investor
                       Relations    (1997),    Vice    President,
                       Marketing,  Composites (1995), and  Senior
                       Vice President and General Manager of  Ply
                       Gem Industries.

David T. Brown (51)    Vice  President and President,  Insulating
                       Systems   Business  since  January   1998;
                       formerly  Vice  President  and  President,
                       Building Materials Sales and Distribution-
                       North America (1996), and Vice President and President, Roofing/Asphalt.

Domenico Cecere (50)   Senior   Vice  President  and   President,
                       Building  Materials System Business  since
                       January   1999;   formerly   Senior   Vice
                       President  and  Chief  Financial   Officer
                       (1998),   Vice  President  and  President,
                       Roofing/Asphalt    (1996),    and     Vice
                       President and Controller.

Deyonne F. Epperson
 (43) Vice President and Controller since February 2000; formerly Vice President, Corporate Audit (1997), Director-level member of the Treasury Management Team, Corporate Treasury, at Honeywell (1995), and Controller, Honeywell Technology Center, at Honeywell.

Richard D. Lantz (48)  Vice   President  and  President,   System
                       Thinking  Sales and Distribution  Business
                       since   January   1998;   formerly    Vice
                       President    -    Marketing,    Insulation
                       Business     (1997),    Vice    President,
                       Marketing  and  Sales  Support,   Building
                       Materials  Sales and Distribution  (1996),
                       Vice  President,  Marketing,  Roofing  and
                       Asphalt  (1995), and Business  Development
                       Manager, Roofing and Asphalt.

Robert C. Lonergan
  (56) Senior Vice President, Strategic Resources since January 1998; formerly Vice President and President, Building Materials Europe and Africa (1997), Vice President, Science and Technology (1995), and President, Windows Division.

Name and Age           Position*

Heinz-J. Otto (50)     Vice  President and President,  Composites
                       Systems   Business  since  October   1996;
                       formerly Member of the Executive Board and Head of Region Europe at Landis & Gyr
                       Corp. headquartered in Zug, Switzerland.

J. Thurston Roach (58) Senior  Vice President and Chief Financial
                       Officer   since  January  1999;   formerly
                       Senior   Vice  President  and   President,
                       North  America Building Materials  Systems
                       Business (1998), Vice Chairman of  Simpson
                       Investment  Company (1997),  President  of
                       Simpson Timber Company (1996), and  Senior
                       Vice  President,  Chief Financial  Officer
                       and   Secretary   of  Simpson   Investment
                       Company.

Maura Abeln Smith (44) Senior  Vice  President,  General  Counsel
                       and   Secretary   since   February   1998;
                       formerly   Vice  President   and   General
                       Counsel of GE Plastics.

Michael H. Thaman (35) Vice  President  and  President,  Exterior
                       Systems   Business  since  January   1999;
                       formerly  Vice  President  and  President,
                       Engineered  Pipe  Systems (1997),  General
                       Manager,  OEM Solutions Group (1996),  and
                       Plant Manager - Toronto, Canada.

*Information in parentheses indicates year in which service in position began.
                             - 13 -

                             Part II

ITEM  5.  MARKET FOR OWENS CORNING'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The principal market on which Owens Corning's common stock is traded is the New York Stock Exchange. The high and low sales prices in dollars per share for Owens Corning's common stock as reported in the consolidated transaction reporting system for each quarter during 1999 and 1998 are set forth in the following tables.


 1999            High       Low         1998              High       Low
------------------------------------   --------------------------------------

First Quarter    37-5/8     28-11/16    First Quarter     37         27

Second Quarter   43-3/4     30-13/16    Second Quarter    44-1/2     34-13/16

Third  Quarter   35-15/16   21-11/16    Third  Quarter    46-5/8     32

Fourth Quarter   22-7/8     14-9/16     Fourth Quarter    39-15/16   25-5/8


The number of stockholders of record of Owens Corning's common stock on February 21, 2000 was 6,342.

Owens Corning declared regular dividends of $.075 per share of common stock for each of the quarters of 1998 and 1999. In connection with certain of our current bank credit facilities, Owens Corning has agreed to restrictions affecting the payment of cash dividends. As of March 1, 2000, these restrictions limited funds available for the payment of cash dividends by Owens Corning to $20 million annually.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.



                          1999   1998(a)  1997(b)  1996(c)  1995(d)
                         ------  -------  -------  -------  -------
                           (In millions of dollars, except per
                                 share data and where noted)

Net Sales               $5,048   $5,009   $4,373   $3,832   $3,612
Cost of Sales            3,824    3,944    3,482    2,840    2,670
Marketing,
  administrative
  and other expenses       587      659      572      523      444
Science and Technology
  expenses                  59       57       69       84       78
Restructure costs            -      117       68       38        -
Provision for
asbestos litigation
  claims                     -    1,415        -      875        -
Gain on sale of
  assets                     -      359        -       37        -
Income (loss) from
  operations               578     (824)     182     (491)     420
Cost of borrowed
  funds                    152      140      111       77       87
Income (loss) before
 provision
 for income taxes          426     (964)      71     (568)     333
Provision (credit) for
 income  taxes             149     (306)       9     (283)     109
Net income (loss)          270     (705)      47     (284)     231
Net income (loss) per
 share
   Basic                  4.98   (13.16)     .89    (5.54)    4.73
   Diluted                4.67   (13.16)     .88    (5.54)    4.41
Dividends per share
on common  stock
    Declared            0.3000    .3000     .2750    .1250       -
    Paid                0.3000    .3000     .2625    .0625       -
Weighted average
number of
  shares outstanding
 (in thousands)
    Basic               54,083   53,579   52,860     51,349   48,744
    Diluted             59,452   53,579   53,546     51,349   53,918
Net cash flow from
 operations                (28)     124      131        335      285
Capital spending           244      253      227        325      276
Total assets             6,494    5,101    4,996      3,913    3,261
Long-term debt           1,764    1,535    1,595        818      794
Average number of
 employees
 (in thousands)             20       20       22         19       17


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

(All per share information discussed below is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, construction activity, interest rate movements, issues involving implementation of new business systems, achievement of expected cost reductions, asbestos litigation, and general economic conditions.

RESULTS OF OPERATIONS

Business Overview
-----------------

Owens Corning's growth agenda has focused on increasing sales and earnings by (i) acquiring businesses with products that can be sold through existing or complementary distribution channels,
(ii) achieving productivity improvements and cost reductions in existing and acquired businesses, (iii) entering new growth markets and (iv) forming strategic alliances and partnerships to complement our existing markets. We have implemented two major initiatives, the System Thinking (TM) strategy and Advantage 2000, to enhance sales growth and achieve productivity improvements across all businesses. System Thinking for the Home leverages our broad product offering and strong brand recognition to increase our share of the building materials systems and home improvement markets. This systems approach represents a focus on systems-driven solutions that combine Owens Corning's insulation, roofing, exterior and acoustic systems to provide a high performance, cost-effective building "envelope" for the home. In the Composite Systems business, Owens Corning has partnered with end users, OEMs, systems suppliers and other players within the supply chain for development of substitution opportunities for composite systems. In addition, Owens Corning has virtually completed the implementation of Advantage 2000, a fully integrated business technology system designed to reduce costs and improve business processes.

Owens Corning has grown its sales from $3.4 billion in 1994 to over $5.0 billion in 1999 and 1998. Acquisitions have been a significant component of that growth. Between 1994 and 1997, we completed 17 acquisitions for an aggregate purchase price of over $1.2 billion. These acquisitions have broadened the products and services offered to home owners, home remodelers and home builders to include siding, accessories and other home exteriors products and have diversified the materials we utilize beyond fiber glass to include polymers such as vinyl and styrene, and metal and stone. (Please see Note 5 to the Consolidated Financial Statements.) During 1999 and 1998, we formed many alliances and partnerships to complement our existing markets.

Despite the benefits of our growth agenda, we experienced a highly competitive pricing environment during 1997 and 1998. In order to improve our strategic position and operational efficiency, we implemented several profitability and productivity initiatives, including the strategic restructuring program, discussed below, which was begun in late 1997. This program, along with the realignment of our Exterior Systems business, enabled us to benefit from pretax cost reductions of approximately $142 million during 1998 and an additional $84 million during 1999. The specific objectives of this strategic program are discussed in "Restructuring of Operations and Other Actions" below and in Note 4 to the Consolidated Financial Statements.
                             - 17 -

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

During 1998, the pricing environment applicable to several of our major products, particularly residential insulation, began to improve. By the end of 1998, our average price levels of insulation products surpassed the year-end 1997 levels. Despite the successful implementation of price increases during 1998, including the restoration of residential insulation prices to their late 1996 levels, income from operations during 1998 was adversely impacted by approximately $44 million, compared to 1997, due largely to the relatively low insulation pricing base in effect at the beginning of 1998, the lag in fully realizing the 1998 price increases as we honored the remainder of pre-existing pricing contracts, and price declines attributable to vinyl siding products.

During 1999, Owens Corning continued to benefit from its previously implemented strategic initiatives. The cost reductions and significant pricing improvements achieved during 1998 continued throughout 1999. Pricing improvements during 1999, particularly in residential insulation, resulted in approximately a $140 million increase in income from operations compared to 1998.

Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------

Sales and Profitability
-----------------------

Net sales for the year ended December 31, 1999 were $5.048 billion, up slightly from $5.009 billion in 1998. Net sales in 1997 were $4.373 billion. The sales increase reflects the incremental benefits of acquisitions; continued strength in the North American Building Materials Business; higher volume, offset partially by price weakness, in the Composite Systems Business; and the transfer of Owens Corning's yarns business to an unconsolidated joint venture at the end of the third quarter of 1998. On a comparative basis, excluding the yarns and other divested businesses in 1998, sales during 1999 were up 6% from the 1998 level. The impact of currency translation on sales in foreign currencies was slightly unfavorable during 1999, compared to 1998, reflecting a stronger U.S. dollar during 1999. Please see Note 1 to the Consolidated Financial Statements.

In the Building Materials Systems business, sales during 1999 reflect the continued strength in the U.S. roofing and insulation markets. We continue to benefit from improved pricing of many of our products, particularly residential insulation. Please see "Building Materials Systems" below for further discussion of these matters.

In the Composites Business, sales reflect a reduction attributable to the transfer of our yarns business indicated above. Composites sales also reflect volume increases in the U.S. and Europe, offset partially by the impact of pricing pressure, particularly in Europe. Please see "Composite Systems" below for further discussion of these matters.

Sales outside the U.S. represented 19% of total sales for the year ended December 31, 1999, compared to 20% during 1998 and 24% for 1997. The relative decline in non-U.S. sales is largely due to the 1999 sales increases attributable to U.S. roofing and insulation products. Gross margin for the year ended December 31, 1999 was 24% of net sales, compared to 21% and 20% in 1998 and 1997, respectively. Gross margin during 1998 and 1997 reflected a charge of $65 million and $38 million, respectively, for costs associated with Owens Corning's strategic restructuring program. The increase in gross margin in 1999 also reflects price increases applicable to several of our products and the incremental benefits of the cost reductions resulting from the strategic restructuring program.

                             - 18 -

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

For the year ended December 31, 1999, Owens Corning reported net income of $270 million, or $4.67 per share, compared to a net loss of $705 million, or $13.16 per share, for the year ended December 31, 1998 and net income of $47 million, or $.88 per share, for the year ended December 31, 1997. Net income in 1999 reflects the increase in gross margin, attributable partially to volume but primarily to pricing improvements, particularly in U.S. residential insulation markets, and the incremental benefits of the cost-saving programs implemented throughout 1999 and 1998. Net income in 1999 also reflects a tax credit of approximately $13 million for a special tax election associated with U.K. operations. During 1999, cost of borrowed funds was $152 million, up $12 million from 1998. The increase is primarily the result of higher average debt outstanding. Marketing and administrative expenses totaled $592 million, up slightly from the 1998 level, resulting from growth funding and partially offset by incremental restructuring benefit.

The net loss in 1998 included a $1.415 billion pretax charge ($906 million after-tax) for asbestos litigation claims, a $243 million pretax charge ($171 million after-tax) for restructuring and other actions and a $359 million pretax gain ($217 million after-tax) from the sale of certain businesses. Also included were manufacturing and operating expense reductions, resulting from the strategic restructuring program. Cost of borrowed funds during 1998 was $140 million, $29 million higher than the 1997 level, due to higher levels of average debt, offset partially by a reduction in average interest rates during 1998. The reduction in equity in net income of affiliates for the year ended December 31, 1998 reflects the first quarter 1998 sale of Owens Corning's 50 percent ownership interest in Alpha/Owens Corning, LLC. As part of a debt realignment strategy, we repurchased, via a tender offer, certain debt securities during the third quarter of 1998 and recorded an extraordinary loss of $39 million, or $.72 per share, net of related income taxes of $25 million. Please see Notes 2, 4, 5 and 22 to the Consolidated Financial Statements.

Net income for the year ended December 31, 1997 was $47 million, or $.88 per share, and reflected the adverse impact of lower prices in insulation and composites worldwide compared to 1996. Net income for 1997 also included a pretax charge of $143 million ($104 million after-tax) for restructuring and other actions; a $15 million credit ($10 million after-tax) resulting from the modification of certain employee benefits in the second quarter of 1997; and a $15 million after-tax charge for the cumulative effect of the change in method of accounting for business process reengineering costs. Please see Notes 4, 6 and 8 to the Consolidated Financial Statements.

Restructuring of Operations and Other Actions
---------------------------------------------

Please see also Note 4 to the Consolidated Financial Statements.

During the first and third quarters of 1998, Owens Corning recorded a total pretax charge of $243 million for restructuring and other actions as part of a strategic restructuring program to reduce overhead, enhance manufacturing productivity, and close manufacturing facilities, which was announced in early 1998. This charge included $117 million for restructuring and $126 million for other actions in 1998, the majority of which represented asset impairments. On a cumulative basis since the fourth quarter of 1997, Owens Corning has recorded a total pretax charge of $386 million for this program, of which $185 million represented restructure costs and $201 million represented other actions.
                             - 19 -

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

The $117 million restructuring charge in 1998 included approximately $90 million for costs associated with the elimination of approximately 1,900 positions worldwide and $27 million for the divestiture of non-strategic businesses and facilities, of which $3 million represented exit cost liabilities, comprised primarily of lease commitments. The $27 million charge for non-strategic businesses and facilities included $12 million for the closure of certain U.S. manufacturing facilities, $6 million for the closure of a pipe manufacturing facility in China, and $9 million for other actions.

The primary components of the $126 million charge for other actions in 1998 and their classification on our consolidated statement of income included: $30 million to write down to fair value certain manufacturing assets held for use in China, due primarily to poor current and projected financial results at that time, recorded as cost of sales; $15 million to write down to net realizable value equipment and inventory made obsolete by changes in our manufacturing and marketing strategies, recorded as cost of sales; $17 million for the write-down of an investment in and the write-off of a receivable from a joint venture in Korea to reflect the business outlook at that time and the fair market value of the assets, recorded as other operating expenses; $12 million for the write-down of goodwill associated with a 1995 acquisition, determined to be unrecoverable due to a change in market conditions and customer demand, recorded as other operating expenses; and $9 million for the write-down of certain assets in the U.S. to fair market value, recorded as cost of sales. Owens Corning plans to hold and use the investments but disposed of most of the equipment in 1998. Also included in the $126 million charge for other actions were $13 million for the write-off of certain receivables in the U.S. and Asia determined to be uncollectable, recorded as cost of sales and other operating expenses; and $30 million for other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses.

During the fourth quarter of 1997, we recorded a $143 million pretax charge for restructuring and other actions as the first phase of the strategic restructuring program. The $143 million pretax charge was comprised of a $68 million charge associated with the restructuring of our business segments and a $75 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructure charge included $25 million for personnel reductions representing severance costs associated with the elimination of nearly 550 positions worldwide; $41 million for the divestiture of non-
strategic businesses and facilities, of which $13 million represented exit cost liabilities, primarily for leased warehouse and office facilities to be vacated, and $28 million represented non-cash asset revaluations; and $2 million for other actions.

The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing
facility.  During  the  second  quarter  of  1999,  the   Candiac
manufacturing facility was re-opened in order to meet current market demands.

The components of the $75 million of other actions during 1997 and their classification on Owens Corning's consolidated statement of income included: $17 million for the write-off of certain assets and investments associated with unconsolidated joint ventures in Spain and Argentina due primarily to poor current and projected financial results and the expected loss of local partners, recorded as operating expenses; $12 million for the write-down of certain investments in mainland China to reflect the current business outlook at that time and the fair market value of the investments, recorded as cost of sales; $24 million to write-down to net realizable value equipment and inventory

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)


made obsolete by changes in our manufacturing and marketing strategies, recorded as cost of sales; $8 million for a supplemental employee retirement plan approved by the Board of Directors in December 1997, recorded as marketing and administrative expenses; $5 million for the write-off of an insurance receivable that was determined to be uncollectable after judicial rejection of the claim, recorded as other operating expenses; and $9 million for several other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses. Owens Corning plans to hold and use the investments but disposed of the equipment in 1998.

As indicated above, certain of the charges recorded during 1998 and 1997 represented valuation adjustments associated with asset impairments. We continually evaluate whether events and circumstances have occurred that indicate that the carrying amount of certain long-lived assets is recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, we use an estimate of the expected undiscounted cash flows to be generated by the asset to determine whether the carrying amount is recoverable or if an impairment exists. When it is determined that an impairment exists, we use the fair market value of the asset, usually measured by the discounted cash flows to be generated by the asset, to determine the amount of the impairment to be recorded in the financial statements.

As a result of the strategic restructuring program, Owens Corning realized a decrease in manufacturing and operating expenses of approximately $110 million during 1998 and an additional $61 million in 1999. The $171 million in pretax cost reductions, the majority of which have been cash savings, is comprised of approximately $145 million in reduced personnel costs, approximately $15 million in reduced facility costs, and approximately $11 million of reductions in related program spending. We have also realized additional cost savings during 1999 resulting from improved logistics and materials sourcing.

Owens Corning also implemented programs to gain synergies in our Exterior Systems Business during 1998. As a result of these programs, which included closing redundant facilities, integrating business systems, and improving purchasing leverage, we reduced costs by approximately $32 million during 1998 and an additional $23 million in 1999, the majority of which have been cash savings.

Building Materials Systems
--------------------------

In the Building Materials Systems segment, sales increased 5% in 1999, compared to 1998, largely reflecting volume and price improvements attributable to U.S. residential insulation products as well as in the vinyl siding market. Price improvements in the North American roofing market during 1999 were offset by volume declines in that market. The impact of sales denominated in foreign currencies was unfavorable during 1999, compared to 1998, reflecting a stronger U.S. dollar during 1999.

Income from operations was $437 million during 1999, compared to $266 million during 1998. Income from operations in 1999 reflects price increases in the residential insulation market as well as incremental cost reductions resulting from the strategic restructuring program. Please see Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

Composite Systems
-----------------

In the Composite Systems segment, sales were down 12% during 1999, compared to 1998, due largely to the disposition (discussed below) of 51% of Owens Corning's yarns and specialty materials business (the "yarns business") late in the third quarter of 1998. Adjusted for the impact of this disposition, sales were up 6% during 1999, compared to 1998, due to volume increases in the U.S., driven by strong roofing mat sales, and in Europe, particularly in reinforcements. The translation impact of sales denominated in foreign currencies was unfavorable during 1999, reflecting a stronger U.S. dollar.

Income from operations was $159 million in 1999, compared to $208 million in the prior-year period. Approximately one-fourth of the 1998 income was attributable to the yarns business. Adjusted for the disposition of the yarns business, income from operations during 1999 increased 5% compared to 1998, reflecting pricing weakness, particularly in Europe. We expect business conditions in Europe to remain highly competitive during 2000. Please see
Note 1 to the Consolidated Financial Statements.

During the third quarter of 1998, we formed a joint venture for our yarns business to which we contributed two manufacturing plants and certain proprietary technology. On September 30, 1998, we completed the disposition of 51% of the yarns business to a U.S. subsidiary of Groupe Porcher Industries of Badinieres, France for $340 million. We continue to have a 49% ownership interest in the joint venture. Upon closing, we also received a distribution of approximately $193 million from the joint venture. By retaining a 49% ownership interest in the joint venture, we will continue to safeguard our proprietary technology and participate in the yarns market. Please see Note 5 to the Consolidated Financial Statements.

The results of operations of the yarns business were reflected in our consolidated statement of income through the period ending September 30, 1998. For the nine months ended September 30, 1998, the yarns business recorded sales of approximately $205 million and income from operations of approximately $57 million. Effective September 30, 1998, we account for our ownership interest in the yarns joint venture under the equity method.

Accounting Changes
------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 delays the effective date to fiscal years beginning after June 15, 2000, but earlier adoption is allowed.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

We are assessing the impact of SFAS 133 on our financial statements and plan to adopt this accounting change effective January 1, 2001. We have substantially completed an inventory of our freestanding derivatives, including forward contracts, option contracts, currency swaps and interest rate swaps, and have begun an inventory of derivatives which may be embedded in other contracts. We plan to complete these inventories, estimate the financial impact of adoption, evaluate existing risk management activities, and perform an information systems assessment by the end of the second quarter of 2000. We will review our risk management policies and modify our business processes as needed in order to comply with SFAS 133 and to temper the volatility in earnings and other comprehensive income.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $28 million for the year ended December 31, 1999, compared to $124 million for the year ended December 31, 1998. Compared to 1998, cash flow from operations in 1999 reflects an increase in payments for asbestos litigation claims, net of insurance. The increase in payments for asbestos litigation claims reflects Owens Corning's implementation of the National Settlement Program (NSP) in the fourth quarter of 1998. During 1999, payments for asbestos litigation claims were $860 million and proceeds from insurance were $180 million, compared to $455 million and $47 million, respectively, during 1998. This increase in payments for asbestos litigation claims, net of insurance, was offset, in part, by increased earnings and the favorable impact of a decline in receivables during 1999 compared to 1998. Please see Note 22 to the Consolidated Financial Statements.

Inventories at December 31, 1999 were $466 million, an increase of $29 million from an unusually low level at December 31, 1998. Receivables at December 31, 1999 were $358 million, a $93 million decrease from the December 31, 1998 level, resulting from strong year-end collection efforts. The decrease in accounts payable and accrued liabilities from $942 million at December 31, 1998 to $839 million at December 31, 1999 reflects asbestos-related payments of $80 million as well as spending associated with restructure liabilities during the year.

At December 31, 1999, our net working capital was negative $828 million and our current ratio was .72, compared to negative $354 million and .81, respectively, at December 31, 1998. This decline in net working capital is largely attributable to a decrease in accounts receivable, as described above, as well as a $225 million increase in the current portion of the reserve for asbestos litigation claims, net of insurance, partially offset by the related income tax benefit. The increase in the current portion of the reserve for asbestos litigation claims reflects the implementation of the NSP.

Owens Corning's total borrowings at December 31, 1999 were $1.991 billion, $365 million higher than at year-end 1998. The increase reflects additional cash requirements related to the asbestos claims paid during 1999 under the NSP, offset in part by a favorable increase in cash flow from operations attributable to improved working capital management. As of December 31, 1999, we had unused lines of credit of $1.239 billion available under long-term bank credit facilities and an additional $174 million under short-term facilities, compared to $1.307 billion and $124 million, respectively, at year-end 1998. The decrease in unused long-term available lines of credit reflects increased borrowings
at   December   31,   1999  compared  to   December   31,   1998.
Additionally,  letters of credit issued under the long-term  bank
facility  also  reduce  the available credit.   The  increase  in
unused  short-term available lines of credit results from  a  $50
million   increase  in  the  credit  available  under  short-term
facilities.   Please  see  Notes 2  and  3  to  the  Consolidated
Financial Statements.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

During 1998, Owens Corning implemented a debt realignment program intended to reduce financing costs. This program, which extended the average length of term debt from four years to ten years, included the issuance of a total of $950 million in new debt securities, the repurchase of $309 million of Trust Preferred Hybrid Securities and the retirement of $361 million of higher-rate debt securities. During the first quarter of 1999, we issued $250 million of debt securities, the proceeds of which were used to reduce borrowings under the long-term bank credit facility.

Capital spending for property, plant and equipment, excluding acquisitions, was $244 million in 1999. Owens Corning anticipates that 2000 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $300 million, most of which is uncommitted. We expect that funding for these expenditures will be from our operations and external sources as required.

Asbestos Litigation
-------------------

Please  see  also  Notes 17 and 22 to the Consolidated  Financial
Statements.

Owens Corning has implemented the NSP, which, as of December 31, 1999, has settled approximately 235,000 asbestos personal injury claims against Owens Corning. The NSP has also established procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms through an administrative processing arrangement, without litigation, through at least 2008.

Payments under the NSP for settled present claims will generally be made through 2002, with the majority of payments made in 1999 and 2000. It is anticipated that payments for a limited number of future "exigent claims" (principally those of living malignancy claimants) will generally begin in 2001. Payments for other qualifying future claims generally will begin in 2003, and will be made on the following schedule, based on when such claims are accepted by Owens Corning for payment:


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
July 1, 2006 or later                 60 days to one year after acceptance


The  schedule of payments for qualifying future claims under  NSP
Agreements entered into during the fourth quarter of 1999 and thereafter will be delayed by at least one year.

If, in any calendar year after 2002, the payment of any amounts under the NSP in respect of future claims might cause a default under Owens Corning's then prevailing loan covenants, Owens Corning will have the right to defer payment of such amounts until February 15 of the following year. Commencing in 2003, subject to the variables and uncertainties discussed in Note 22 to the Consolidated Financial Statements, Owens Corning expects that its payments for such amounts will not exceed $150 million per year. Additional settlement payments will be made by Fibreboard, as discussed below.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross payments for asbestos litigation claims during 1999 by Owens Corning (excluding Fibreboard), including payments for claims settled in prior years, were $860 million. Proceeds from insurance were $180 million, resulting in a net pretax cash outflow of $680 million. During 2000, the total payments for asbestos litigation claims by Owens Corning (excluding Fibreboard) are expected to be approximately $950 million. Proceeds from insurance of $25 million are expected to be available to cover these costs, resulting in a net pretax cash outflow of $925 million. Owens Corning currently estimates that it (excluding Fibreboard) will incur total asbestos payments before tax and application of insurance recoveries of approximately $400 million in 2001 and $250 million in 2002.

Fibreboard is a party to the NSP Agreements, which became effective as to Fibreboard in the fourth quarter of 1999, when the Insurance Settlement (discussed below) became effective. As of December 31, 1999, Fibreboard has settled, through the NSP, approximately 200,000 asbestos personal injury claims. The NSP Agreements also provide for the resolution of other future asbestos personal injury claims against Fibreboard through the administrative processing arrangement described above for Owens Corning. The timing of payments for settled and future Fibreboard claims will be consistent, generally, with the timing of Owens Corning payments, described above.

Under the Insurance Settlement, two of Fibreboard's insurers provided $1,873 million during the fourth quarter of 1999 to fund Fibreboard's costs of resolving pending and future asbestos claims, under the NSP, in the tort system, or otherwise. The Insurance Settlement funds are held in and invested by the Fibreboard Settlement Trust and are available to satisfy Fibreboard's pending and future asbestos related liabilities. As of December 31, 1999, $1,838 million was held in the Fibreboard Settlement Trust. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced as applied to satisfy Fibreboard's asbestos liabilities. Generally, it is expected that payments of Fibreboard's asbestos liabilities will be paid directly by the Fibreboard Settlement Trust on behalf of Fibreboard. Any asbestos related amounts paid directly by Fibreboard are subject to reimbursement from the Trust's assets. Under the terms of the Trust, any of such assets which ultimately are not used to fund Fibreboard's asbestos liabilities must be distributed to charity.

Funds held in the Fibreboard Settlement Trust are reflected on Owens Corning's Consolidated Balance Sheet as restricted assets. These assets are reflected as current assets or other assets, with each category denoted "Restricted securities - Fibreboard". The funds held in the Trust must be expended either in connection with Fibreboard's asbestos related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. Accordingly, Owens Corning's Consolidated Balance Sheet also reflects liabilities in an aggregate amount equal to the funds held in the Trust. These liabilities, denoted as "Asbestos-related liabilities - Fibreboard", are reflected as current or other liabilities, depending on the period in which payment is expected. At December 31, 1999, Owens Corning estimates Fibreboard's asbestos related liabilities at $1,750 million, with a residual obligation to charity of $88 million. See Note 23 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

Gross payments for asbestos litigation claims against Fibreboard during 1999 were approximately $136 million, all of which were
paid/reimbursed  by  Fibreboard's  insurers  or  the   Fibreboard
Settlement Trust.  Owens Corning currently estimates that Fibreboard

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

will incur total asbestos payments of approximately $900 million in 2000, $350 million in 2001 and $170 million in 2002, all of which are payable/reimbursable by the Fibreboard Settlement
Trust as described above.

Owens Corning expects funds generated from operations, together with funds available under long-term and short-term bank credit facilities, liability insurance policies, and the Fibreboard
Settlement  Trust,  to  be  sufficient  to  meet  its   liquidity
requirements.

Environmental Matters
---------------------

Owens Corning has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). We have also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against us as a PRP for contribution under such federal, state or local laws. During 1999, we were designated as a PRP in such federal, state, local or private proceedings for 10 additional sites. At December 31, 1999, a total of 46 such PRP designations remained unresolved. We are also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

We have established a $29 million reserve for our Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to us, and without regard to the application of insurance, we believe that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued regulations for wool fiber glass and mineral wool in June 1999 and for amino/phenolic resin in January, 2000. We anticipate that our other sources to be regulated will be secondary aluminum smelting, wet formed fiber glass mat, asphalt processing and roofing, metal coil coating, and open molded fiber-reinforced plastics, but all dates per the EPA's currently announced schedule are listed as "Pending." Based on information now known to us, including the nature and limited number of regulated materials it emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

Year 2000 Readiness
-------------------

Background
----------

Some of our existing information technology ("IT") systems and control systems containing embedded technology such as processors, controllers and microchips ("Non-IT") were originally programmed using two digits rather than four digits to define the applicable year. As a result, such systems, if they had not been remediated, may have experienced miscalculations or disruptions when processing information containing dates that fall after December 31, 1999 or other dates that could cause computer malfunctions (the "Year 2000 Issue").

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

State of Readiness
------------------

In recognition of the significance of the Year 2000 Issue, we formed a senior management team representing business units and business process functions including information technology, sourcing, customer relations, logistics, facilities, and legal. This team oversaw our efforts to assess and resolve the Year 2000 Issue. In addition, individual organizational units developed, and implemented, Year 2000 plans. These plans included assessments of all of our IT and Non-IT systems, and an evaluation of the external environment to identify significant exposure areas and to develop appropriate remediation or other risk management approaches. We also developed business continuity plans to help assure that all of our operations were prepared in the case of an unexpected system, supplier or customer failure.

Transition to the Year 2000
---------------------------

As a result of the assessments and preparations performed over the past five years, we experienced no failures of our IT or Non-IT systems which could have resulted in an interruption of production or service to its customers. The few minor failures that did occur were of only a nuisance level nature and were corrected and resolved within hours of their occurrence.

Costs
-----

The cumulative cost of systems replacement, Year 2000 remediation, and regular update from 1995 through 1999 was approximately $160 million, including technology, design and development, and related training and deployment in business locations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Market Risk
-----------

Owens Corning is exposed to the impact of changes in foreign currency exchange rates and interest rates in the normal course of business. We manage such exposures through the use of certain financial and derivative financial instruments. Our objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

We enter into various forward contracts and options, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions and earnings.

We also enter into certain currency and interest rate swaps to protect the carrying amount of our investments in certain foreign subsidiaries, to hedge the principal and interest payments of certain debt instruments, and to manage our exposure to fixed versus floating interest rates.

Our policy is to use foreign currency and interest rate derivative financial instruments only to the extent necessary to manage exposures as described above. We do not enter into foreign currency or interest rate derivative transactions for speculative purposes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK (Continued)

We use a variance-covariance Value at Risk (VAR) computation model to estimate the potential loss in the fair value of our interest rate-sensitive financial instruments and our foreign currency-sensitive financial instruments. The VAR model uses historical foreign exchange rates and interest rates as an estimate of the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques.

The amounts presented below represent the maximum potential one-day loss in fair value that we would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

                             December 31,      December 31,
Risk Category                   1999               1998
-------------                   ----               ----
                                (In millions of dollars)

Foreign currency                 $  -                $1
Interest rate                    $  6                $8

Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 31 through 89 hereof are incorporated here by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

The  information  required  by  this  Item  is  incorporated   by
reference from Owens Corning's 2000 Proxy Statement except that certain information concerning Owens Corning's executive officers is included on pages 11 through 12 hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The  information  required  by  this  Item  is  incorporated   by
reference from Owens Corning's 2000 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The  information  required  by  this  Item  is  incorporated   by
reference from Owens Corning's 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required  by  this  Item  is  incorporated   by
reference from Owens Corning's 2000 Proxy Statement.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

1.  See Index to Financial Statements on page 30 hereof

2.  See Index to Financial Statement Schedules on page 90 hereof

3.  See Exhibit Index beginning on page 92 hereof

    Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K are denoted in the Exhibit Index by an asterisk ("*").

(b) REPORTS ON FORM 8-K

   During the fourth quarter of 1999, Owens Corning filed the following current report on Form 8-K:

     - Dated October 14, 1999, under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits"

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By   /s/ Glen H. Hiner               Date  3/10/2000
     Glen H. Hiner, Chairman of the Board
     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ Glen H. Hiner               Date  3/10/2000
     Glen H. Hiner, Chairman of the Board,
     Chief Executive Officer and Director

     /s/ J. Thurston Roach           Date  3/13/2000
     J. Thurston Roach, Senior Vice
     President and Chief Financial Officer

     /s/ Deyonne F. Epperson         Date  3/13/2000
     Deyonne F. Epperson, Vice President
     and Controller

     /s/ Curtis H. Barnette          Date  3/13/2000
     Curtis H. Barnette, Director

                                     Date
     Norman P. Blake, Jr., Director

     /s/ Gaston Caperton             Date  3/12/2000
     Gaston Caperton, Director

     /s/ Leonard S. Coleman, Jr.     Date  3/13/2000
     Leonard S. Coleman, Jr., Director

     /s/ William W. Colville         Date  3/11/2000
     William W. Colville, Director

     /s/ Landon Hilliard             Date  3/13/2000
     Landon Hilliard, Director

                                     Date
     Jon M. Huntsman, Jr., Director

     /s/ Ann Iverson                 Date  3/14/2000
     Ann Iverson, Director

     /s/ W. Walker Lewis             Date  3/12/2000
     W. Walker Lewis, Director

     /s/ Furman C. Moseley, Jr.      Date  3/13/2000
     Furman C. Moseley, Jr., Director

     /s/ W. Ann Reynolds             Date  3/13/2000
     W. Ann Reynolds, Director

                    INDEX TO FINANCIAL STATEMENTS
                   ------------------------------

Item                                                        Page
----                                                        ----

Report of Independent Public Accountants......................31

Summary of Significant Accounting Policies...............32 - 33

Consolidated Statement of Income - for the
 years ended December 31, 1999, 1998 and 1997............34 - 35

Consolidated Statement of Comprehensive Income -
 for the years ended December 31, 1999, 1998 and 1997.........36

Consolidated Balance Sheet - December 31, 1999 and 1998..37 - 38

Consolidated Statement of Stockholders' Equity -
 for the years ended December 31, 1999, 1998 and 1997.........39

Consolidated Statement of Cash Flows - for the years
 ended December 31, 1999, 1998 and 1997..................40 - 41

Notes to Consolidated Financial Statements
 Notes 1 through 24......................................42 - 89

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              ----------------------------------------


To the Stockholders of Owens Corning:

We have audited the accompanying consolidated balance sheet of OWENS CORNING (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Corning and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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




ARTHUR ANDERSEN LLP

January 24, 2000
Toledo, Ohio

                   OWENS CORNING AND SUBSIDIARIES
                   ------------------------------

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             ------------------------------------------

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

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------
                           (Continued)

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

Stock Based Compensation Plans

The Company applies Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123.

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

Reclassifications

Certain reclassifications have been made to 1998 and 1997 to conform with the classifications used in 1999.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

                CONSOLIDATED STATEMENT OF INCOME
                ---------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      ----------------------------------------------------


                                       1999      1998     1997
                                       ----      ----     ----
                                       (In millions of dollars,
                                       except share data)

NET SALES                              $ 5,048   $ 5,009  $  4,373
COST OF SALES                            3,824     3,944     3,482
                                       -------   -------  --------
    Gross margin                         1,224     1,065       891
                                       -------   -------  --------

OPERATING EXPENSES
  Marketing and administrative
    expenses                               592       587      544
  Science and technology expenses
    (Note 12)                               59        57       69
  Provision for asbestos litigation
    claims (Note 22)                         -     1,415        -
  Restructure costs (Note 4)                -       117        68
  Other (Note 4)                          (5)        72        28
                                       -------   -------  --------
     Total operating expenses             646     2,248       709
                                       -------   -------  --------

Gain on sale of assets (Note 5)             -       359         -

INCOME (LOSS) FROM OPERATIONS             578     (824)       182

OTHER
  Cost of borrowed funds (Notes
   2, 3 and 21)                            152       140      111
  Other (Note 23)                           -         -                        -
                                       --------  -------  --------

INCOME (LOSS) BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES               426     (964)        71

Provision (credit) for income taxes
(Note 11)                                 149     (306)         9
                                       --------  -------  --------

INCOME (LOSS) BEFORE MINORITY
  INTEREST AND EQUITY IN NET
  INCOME (LOSS) OF AFFILIATES          277       (658)         62

Minority interest (Notes 7 and 8)         (6)      (16)      (11)

Equity in net income (loss) of
affiliates (Note 15)                      (1)         8        11
                                        -------   -------  --------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                       270     (666)        62

Extraordinary loss (Note 2)                 -      (39)         -

Cumulative effect of accounting             -         -      (15)
  change (Note 6)                      --------  -------  --------

NET INCOME (LOSS)                      $  270    $(705)   $    47
                                       ========  =======  ========


 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                  -----------------------------

                CONSOLIDATED STATEMENT OF INCOME
                ---------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      ----------------------------------------------------
                           (Continued)

                                         1999      1998       1997
                                         ----      ----       ----
                                          (In millions of dollars,
                                             except share data)

NET INCOME PER COMMON SHARE (Note 19)

Basic:
    Income (loss) before
      extraordinary item and
      cumulative effect of
      accounting change                $   4.98  $(12.44)   $  1.18
    Extraordinary loss (Note 2)              -       (.72)       -
    Cumulative effect of accounting
      change (Note 6)                        -         -       (.29)
                                       --------  ---------  ---------
    Net Income (Loss) per Share        $   4.98  $(13.16)   $   .89
                                       ========  =========  =========

Diluted:
    Income (loss) before
      extraordinary item and
      cumulative effect of
      accounting change                $   4.67  $ (12.44)  $  1.17
    Extraordinary loss (Note 2)              -       (.72)        -
    Cumulative effect of accounting
      change (Note 6)                        -          -       (.29)
                                       --------  ---------  ---------
    Net Income (Loss) per Share        $   4.67  $(13.16)   $   .88
                                       ========  =========  =========

Weighted average number of common
 shares outstanding and common
 equivalent shares during the period
 (in millions)

Basic                                      54.1       53.6     52.9

Diluted                                    59.5       53.6     53.5


The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
         -----------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
     ------------------------------------------------------

                                         1999      1998     1997
                                         ----      ----     ----
                                         (In millions of dollars)

Net Income (Loss)                      $ 270     $ (705)  $  47

Other comprehensive income, net of
tax:
    Foreign currency translation
      adjustments                       (21)       6(a)    (46)
    Minimum pension liability
      adjustment (net of taxes
      of $1 million in 1999 and 1998)      2         1        -
    Hedging gains/(losses)                 5        (4)      10
                                       -------   -------  -------

Other comprehensive income (loss)       (14)         3      (36)
                                       -------   -------  -------

Comprehensive income (loss)            $ 256     $ (702)  $   11
                                       ======    =======  =======


(a) Includes certain reclassifications to net income due to the sale or disposition of certain businesses, the impact of which was not material to other comprehensive income.





 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

     CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1999 AND 1998
      -------------------------------------------------------

                                         1999      1998
                                         ----      ----
ASSETS                                  (In millions of
------                                      dollars)

CURRENT
Cash and cash equivalents              $  70     $  54
Restricted securities - Fibreboard -
current portion (Note 23)                900         -
Receivables, less allowances of $26
million in 1999 and $23 million in
1998 (Note 13)                           358       451
Inventories (Note 14)                    466       437
Insurance for asbestos litigation
claims - current portion Note 22)         25       150
Deferred income taxes (Note 11)          185       293
Income tax receivable (Note 11)           61       117
Other current assets                      23        27
                                       ------    ------

  Total current                        2,088     1,529
                                       -------   ------

OTHER
Insurance for asbestos litigation
claims (Note 22)                          205      260
Restricted securities - Fibreboard
(Note 23)                                 938        -
Asbestos costs to be reimbursed -
Fibreboard (Note 22)                       -        74
Deferred income taxes (Note 11)          547       608
Goodwill, less accumulated
amortization of $97 million
in 1999 and $78 million in 1998
Notes 4 and 5)                           743       762
Investments in affiliates (Notes 4 and
15)                                       65        45
Other noncurrent assets (Note 10)        208       205
                                       ------    ------

  Total other                          2,706     1,954
                                       -------   -------

PLANT AND EQUIPMENT, at cost
Land                                      70        64
Buildings and leasehold improvements     725       701
Machinery and equipment                2,639     2,476
Construction in progress                 258       257
                                       ------    ------
                                       3,692     3,498
Less:  Accumulated depreciation       (1,992)   (1,880)
                                       -------   -------

  Net plant and equipment              1,700     1,618
                                       -------   ------

TOTAL ASSETS                           $6,494    $5,101
                                       =======   =======



 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

     CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1999 AND 1998
    --------------------------------------------------------
                           (Continued)

                                             1999     1998
                                             ----     ----
LIABILITIES AND STOCKHOLDERS' EQUITY        (In millions of
------------------------------------           dollars)

CURRENT
Accounts payable and accrued liabilities
(Note 16)                                  $ 839    $ 942
Reserve for asbestos litigation claims -
current portion (Note 22)                     950     850
Asbestos related liabilities - Fibreboard
- current portion (Note 23)                  900        -
Short-term debt (Note 3)                      68       69
Long-term debt - current portion (Note 2)    159       22
                                           ------   ------

   Total current                           2,916    1,883
                                           ------   ------

LONG-TERM DEBT (Note 2)                    1,764    1,535
                                           ------   ------

OTHER
Reserve for asbestos litigation claims
(Note 22)                                     820   1,780
Asbestos related liabilities - Fibreboard
(Note 23)                                     938      79
Other employee benefits liability (Note
9)                                            318     326
Pension plan liability (Note 10)              42       55
Other                                        339      364
                                           ------   ------

  Total other                              2,457    2,604
                                           ------   ------

COMMITMENTS AND CONTINGENCIES (Notes 18,
  21 and 22)

COMPANY OBLIGATED SECURITIES OF ENTITIES
  HOLDING SOLELY PARENT DEBENTURES
  (Notes 7 and 8)                            194      194
                                           ------   ------

MINORITY INTEREST                             44       19
                                           -------  -------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized
8 million shares, none outstanding (Note
20)
Common stock, par value $.10 per share;
authorized 100 million shares; issued
1999 - 54.8 million and 1998 - 54.3
million shares (Notes 5 and 19)               695     679

Deficit                                    (1,510)  (1,762)
Accumulated other comprehensive income      (51)     (37)
Other (Note 19)                             (15)     (14)
                                           -------  -------

    Total stockholders' equity             (881)    (1,134)
                                           -------  -------

TOTAL LIABILITIES AND STOCKHOLDERS'        $6,494   $5,101
EQUITY                                     =======  =======


 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         ----------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      ----------------------------------------------------

                                        1999      1998      1997
                                        ----      ----      ----
COMMON STOCK                            (In millions of dollars)

Balance beginning of year             $679      $  657    $ 606
Issuance of stock for:
  Acquisitions (Note 5)                  -           -       16
  Awards under stock compensation
   plans (Note 19)                       16          22       35
                                      --------  --------  ------

Balance end of year                    695         679      657
                                      --------  --------  ------

DEFICIT

Balance beginning of year             (1,762)   (1,041)   (1,072)
Net income (loss)                      270       (705)       47
Cash dividends declared               (18)        (16)     (16)
                                      --------  --------- -------

Balance end of year                   (1,510)   (1,762)   (1,041)
                                      --------  --------- -------

ACCUMULATED OTHER COMPREHENSIVE
INCOME

Balance beginning of year

  Currency translation adjustment     (41)        (47)      (1)
  Minimum pension liability            (2)         (3)      (3)
    adjustment
  Deferred gains (losses) on hedges      6          10        -
                                      --------  --------- -------

                                      (37)        (40)      (4)

Adjustments

  Currency translation adjustment     (21)           6     (46)
  Minimum pension liability              2           1        -
    adjustment
  Deferred gains (losses) on hedges      5         (4)       10
                                      --------  --------- -------

                                      (14)           3     (36)

Balance end of year

  Currency translation adjustment     (62)        (41)     (47)
  Minimum pension liability              -         (2)      (3)
    adjustment
  Deferred gains (losses) on hedges     11           6       10
                                      --------  --------- -------

Balance end of year                   (51)        (37)     (40)
                                      --------  --------- -------

OTHER

Balance beginning of year             (14)        (17)     (14)
Net increase (decrease)                (1)           3      (3)
                                      -------   --------  -------

Balance end of year                   (15)        (14)     (17)
                                      -------   --------  -------

STOCKHOLDERS' EQUITY                  $(881)    $(1,134)  $ (441)
                                      =======   ========  =======

 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

              CONSOLIDATED STATEMENT OF CASH FLOWS
              ------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      ----------------------------------------------------

                                         1999      1998     1997
                                         ----      ----     ----
                                         (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income (loss)                    $ 270     $ (705)  $    47

  Reconciliation of net cash provided
   by operating activities:

     Noncash items:
       Provision for asbestos
        litigation claims (Note 22)         -      1,415        -
       Extraordinary loss from early
        retirement of debt (Note 2)         -         39        -
       Cumulative effect of accounting
        change (Note 6)                    -           -       15
       Provision for depreciation and
        amortization                     210         197      173
       Provision (credit) for deferred
        income taxes (Note 11)             163      (416)     110
       Gain on sale of assets (Note 5)     -      (359)         -
       Other (Note 4)                    (2)        122        49
  (Increase) decrease in receivables
   (Note 13)                              112      (58)        57
  (Increase) decrease in inventories    (25)         16        60
   Increase (decrease) in accounts
    payable and accrued liabilities    (113)        120      (60)
   Disbursements of VEBA trust             -          -       19
   Proceeds from insurance for
    asbestos litigation claims,
    excluding Fibreboard (Note 22)         180       47        97
   Payments for asbestos litigation
    claims, excluding Fibreboard
    (Note 22)                             (860)   (455)     (300)
   Proceeds from Fibreboard Settlement
    Trust as reimbursed for claims
    paid (Note 23)                          22        -         -
   Payments for Fibreboard asbestos
     litigation claims
     paid directly by the Company and
     reimbursed by the Fibreboard          (22)        -         -
     Settlement Trust (Note 23)
   Other                                  37        161     (136)
                                       -------   -------  --------

Net cash flow from operations           (28)        124       131
                                       -------   -------  --------

NET CASH FLOW FROM INVESTING

  Additions to plant and equipment     (244)      (253)     (227)
  Investment in subsidiaries, net of
    cash acquired (Note 5)                 (1)        -      (564)
  Proceeds from the sale of affiliate
    or business (Notes 5 and 15)           -        668         -
  Other                                   20       (33)        (8)
                                       -------   -------  --------

Net cash flow from investing           $(225)    $  382   $  (799)
                                       -------   -------  --------


 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

              CONSOLIDATED STATEMENT OF CASH FLOWS
              -------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      ----------------------------------------------------
                           (Continued)

                                         1999      1998     1997
                                         ----      ----     ----

NET CASH FLOW FROM FINANCING (Notes 2,
3 and 8)

  Net additions (reductions) to long-
    term credit facilities             $  91     $ (635)  $  796
  Other additions to long-term debt      253       971       108
  Other reductions to long-term debt    (38)     (494)     (133)
  Net increase (decrease) in short-
    term debt                             (24)       41     (81)
  Repurchase of trust preferred hybrid
    securities                              -      (309)       -
  Premiums paid for early retirement
    of debt                                 -       (62)       -
  Dividends paid                        (16)      (16)      (14)
  Other                                    2       (4)         6
                                       -------   -------  -------

    Net cash flow from financing         268     (508)       682
                                       -------   -------  -------

Effect of exchange rate changes on         1       (2)       (1)
cash                                   -------   -------  -------

Net increase (decrease) in cash and       16       (4)        13
cash equivalents

Cash and cash equivalents at beginning    54        58        45
of year                                -------   -------  ------

Cash and cash equivalents at end of    $  70     $  54    $   58
year                                   =======   =======  =======


 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          -------------------------------------------

1. Segment Data

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified two reportable operating segments and has reported financial and descriptive information about each of those segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

The Company's two reportable operating segments are defined as follows:

Building Materials
------------------

  Production and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts; extruded polystyrene insulation; roofing shingles and asphalt materials; windows and doors; vinyl and metal siding and accessories; cast stone building products; and the branded sale of housewrap.

  Composite Materials
  -------------------

  Production and sale of glass fiber rovings, mats and veils; long-fibre reinforced thermoplastic compounds, glass reinforced plastic pipe; tailored composite solutions for the automotive, buildings and telecommunications markets, and composite manufacturing services.

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

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

1.           Segment Data (Continued)

NET SALES                                1999      1998     1997
                                         ----      ----     ----
                                         (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials
     United States                     $3,632    $3,436   $ 2,704
     Europe                              234        272       301
     Canada and other                    245        219       212
                                       ------    -------  -------

        Total Building Materials       4,111      3,927     3,217
                                       ------    -------  -------

  Composite Materials
     United States                       569        686       707
     Europe                              338        372       392
     Canada and other                    144        135       157
                                       ------    -------  --------

        Total Composite Materials      1,051      1,193     1,256
                                       ------    -------  --------

        Total Reportable Operating
          Segments                     5,162      5,120     4,473

Reconciliation to Consolidated Net
Sales
-----------------------------------
  Composite Materials U.S. sales to
    Building Materials U.S.            (114)      (111)     (100)
                                       -------   -------  --------

     Net Sales                         $5,048    $5,009   $ 4,373
                                       =======   =======  =======

External Customer Sales by Geographic
Region
-------------------------------------

  United States                        $4,087    $4,011   $ 3,311
  Europe                                 572        644       693
  Canada and other                       389        354       369
                                       ------    ------   -------

     Net Sales                         $5,048    $5,009   $ 4,373
                                       ======    ======   =======

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

1.  Segment Data (Continued)

INCOME (LOSS) FROM OPERATIONS            1999      1998     1997
                                         ----      ----     ----
                                         (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials
     United States                     $ 392     $  235   $   180
     Europe                               12         15       (1)
     Canada and other                     33         16       (6)
                                       -------   -------  --------

        Total Building Materials         437        266       173
                                       -------   -------  --------

  Composite Materials
     United States                       144        170       180
     Europe                              (1)         27       (9)
     Canada and other                     16         11         5
                                       ------    -------  -------

        Total Composite Materials        159        208       176
                                       ------    -------- -------

        Total Reportable Operating     $ 596     $  474   $   349
          Segments                     ======    =======  =======

Geographic Regions
------------------

  United States                        $ 536     $  405   $   360
  Europe                                  11         42      (10)
  Canada and other                        49         27       (1)
                                       -------   -------  --------

     Total Reportable Operating        $ 596     $  474   $   349
       Segments                        ======    =======  =======

Reconciliation to Consolidated  Income
(Loss)  Before Provision (Credit)  for
Income Taxes
--------------------------------------

  Restructuring and other charges          -      (243)     (143)
    (Note 4)
  Asbestos litigation claims (Note 22)     -     (1,415)        -
  Gain on sale of affiliate or             -        359         -
    business (Note 5)
  General corporate income (expense)    (18)          1      (24)
  Cost of borrowed funds               (152)      (140)     (111)
                                       -------   -------  --------

    Consolidated Income (Loss) Before
      Provision (Credit) for Income
      Taxes                            $ 426     $ (964)  $    71
                                       =======   =======  =======

                 OWENS CORNING AND SUBSIDIARIES
                 -------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

1.  Segment Data (Continued)


TOTAL ASSETS                                   December 31,
                                       1999        1998       1997
                                       ----        ----       ----
                                        (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials
     United States                   $ 1,973     $1,894   $ 2,066
     Europe                             226         279       268
     Canada and other                   222         220       330
                                     -------     -------  -------

        Total Building Materials      2,421       2,393     2,664
                                     -------     -------  -------

  Composite Materials
     United States                      317         331       438
     Europe                             201         244       260
     Canada and other                   300         163       164
                                     -------     -------  -------

        Total Composite Materials       818         738       862
                                     -------     -------  -------

        Total Reportable Operating   $  3,239    $3,131   $ 3,526
          Segments                   ========    =======  =======

Reconciliation to Consolidated
Total Assets
------------------------------

  Asbestos insurance asset              230         484       573
  Deferred income taxes                 732         901       488
  Income tax receivable                  61         117        96
  Cash and cash equivalents              70          54        58
  Restricted marketable equity
   securities - Fibreboard            1,838           -         -
   Settlement Trust
  Investments in affiliates              65          45        52
  LIFO inventory valuation             (66)        (56)       (74)
    adjustment
  Other general corporate assets        325         425       277
                                     -------     -------  --------

     Consolidated Total Assets       $6,494      $5,101   $ 4,996
                                     =======     =======  ========

LONG-LIVED ASSETS BY GEOGRAPHIC
REGION
-------------------------------

  United States                      $1,707      $1,698   $ 1,792
  Europe                                339         371       357
  Canada and other                      397         311       382
                                     -------     -------  -------

     Total Long-Lived Assets         $2,443      $ 2,380  $ 2,531
                                     =======     =======  =======

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

1.  Segment Data (Continued)

PROVISION FOR DEPRECIATION AND
  AMORTIZATION                          1999      1998      1997
                                        ----      ----      ----
                                        (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials
     United States                    $   95     $  96    $    72
     Europe                               20        20         18
     Canada and other                     13        12         16
                                      --------   ------   -------

        Total Building Materials         128       128        106
                                      --------   ------   -------

  Composite Materials
     United States                        22        19         24
     Europe                               19        18         18
     Canada and other                     18        11          9
                                      --------   ------   -------

        Total Composite Materials         59        48         51
                                      --------   ------   -------

        Total Reportable Operating    $  187     $ 176    $   157
          Segments                    ========   ======   =======

Geographic Regions

  United States                       $  117     $ 115    $    96
  Europe                                  39        38         36
  Canada and other                        31        23         25
                                      --------   ------   -------

       Total Reportable Operating     $  187     $ 176    $   157
         Segments                     ========   ======   =======

Reconciliation to Consolidated
Provision for Depreciation and
Amortization
-------------------------------

  General Corporate Depreciation
    and Amortization                      23         21        16
                                      --------   -------  --------



     Consolidated Provision for
      Depreciation and Amortization   $  210     $ 197    $   173
                                      ========   =======  ========

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

1.  Segment Data (Continued)

ADDITIONS TO LONG-LIVED ASSETS
------------------------------

ADDITIONS TO PLANT AND EQUIPMENT
                                        1999      1998      1997
                                        ----      ----      ----
                                        (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials
     United States                    $  127     $ 117    $    82
     Europe                               17        15         18
     Canada and other                      9        17         29
                                      -------    -------  -------

        Total Building Materials         153       149        129
                                      -------    -------  -------

  Composite Materials
     United States                        12        32         21
     Europe                               18        35         14
     Canada and other                     25         4         17
                                      -------    -------  -------

        Total Composite Materials         55        71         52
                                      -------    -------  -------

        Total Reportable Operating    $  208     $ 220    $   181
          Segments                    =======    =======  =======

Geographic Regions
-------------------

  United States                       $  139     $ 149    $   103
  Europe                                  35        50         32
  Canada and other                        34        21         46
                                      -------    ------   -------

       Total Reportable Operating     $  208     $ 220    $   181
         Segments                     ========   =======  ========

ADDITIONS TO GOODWILL (1)                  -         -        446
                                      --------   -------  -------

      Total Additions to Long-Lived
        Assets of Reportable          $  208     $ 220    $   627
        Operating Segments            ========   =======  ========


(1) During 1997, the Company made certain acquisitions (Note 5) which included cash expenditures for goodwill of $446 million, of which $431 million was in Building Materials in the U.S., $9 million was in Composite Materials in the U.S., and $6 million was in Building Materials in Europe.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

2.  Long-Term Debt
                                         1999      1998
                                         ----      ----
                                        (In millions of
                                            dollars)

U.S. credit facility due in 2002,      $ 366     $  259
  variable
Asian credit facility due in 2003,        23         29
  variable
European credit facilities due in          -         10
  1999, variable
Debentures due in 2005, 7.5%             300        300
Debentures due in 2008, 7.7%             250        250
Debentures due in 2009, 7.0%             250          -
Debentures due in 2018, 7.5%             400        400
Guaranteed debentures due in 2001, 10%    42         42
Debentures due in 2002, 8.875%            40         40
Debentures due in 2012, 9.375%             7          7
U.S. medium term notes due in 2000,       60         60
  7.0%
Bonds due in 2000, 7.25%, payable in
  Deutsche marks (Note 21)                50         50
Eurobonds due through 2001, 9.814%        25         36
  (Note 21)
Other long-term debt due through 2012,
 at rates from 6.25% to 13.80%           110         74
                                       -------   -------
                                       1,923      1,557
Less:   Current portion                 (159)       (22)
                                       -------   -------

    Total long-term debt               $1,764    $1,535
                                       =======   ======


In 1998, the Company amended its long-term revolving credit agreement and reduced the maximum commitment equivalent to $1.8 billion, of which portions can be denominated in Canadian
dollars,  Belgian  francs  or  British  pounds  subject  to   the
provisions of the agreement. The agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates. The commitment fee, charged on the entire commitment, is a sliding scale based on credit ratings and was
 .25% at December 31, 1999. As of December 31, 1999, $195 million of this facility was used for standby letters of credit and $1.239 billion was unused. The weighted average rate of interest on this facility was 6.81% at December 31, 1999.

The Asian credit facility is payable in U.S. dollars and has an aggregate commitment of 35 million U.S. dollars. The rate of interest on this facility at December 31, 1999 was 7.08%. The commitment fee on the unused portions of the facility was .375% at December 31, 1999.

The  European  credit facilities, which terminated in  1999,  was payable  in  U.S. dollars and had an aggregate commitment  of  10 million U.S. dollars.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

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

During the first quarter of 1999, the Company issued $250 million of senior debt securities ("the securities") as unsecured obligations of the Company. These securities, which mature in 2009, bear an annual rate of interest of 7.0%, payable semiannually. The proceeds from the issuance of these securities were used to reduce borrowings under the Company's long-term revolving credit agreement. See also Note 21 to the Consolidated Financial Statements.

During 1998, the Company issued three series of debt securities for an aggregate principal amount of $950 million. The first series, representing $300 million of the securities, is due May 1, 2005 and bears an annual rate of interest of 7.5%, payable semiannually. The second series, representing $250 million of the securities, is due May 1, 2008 and bears an annual rate of interest of 7.7%, payable semiannually. The third series, with an aggregate amount of $400 million, bears an annual rate of interest of 7.5%, payable semiannually, and matures on August 1, 2018. All series of securities (the "Notes") were issued as unsecured obligations of the Company and are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes or (ii) the sum of the present values of the remaining scheduled payments of principal and interest at prevailing market rates.

During the third quarter of 1998, the Company commenced cash tender offers (the "tender offers") for an aggregate principal amount of $450 million for the following debt securities: the $150 million aggregate principal amount of the Company's 8-7/8% Debentures due 2002, the $150 million aggregate principal amount of the Company's 9-3/8% Debentures due 2012, and the $150 million aggregate principal amount of the Company's 10% Debentures due 2001. The tender offers were completed on August 3, 1998 and as of that date, approximately $361 million of these Debentures had been tendered. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million, incurred non-cash costs of approximately $2 million, and recorded an extraordinary loss of approximately $39 million, or $.72 per share, net of related income taxes of $25 million.

Additionally, during the third quarter of 1998, the Company repurchased its $309 million of Trust Preferred Hybrid Securities at face value which had been issued in October 1997 as payment for the Company's acquisition of the assets of AmeriMark and also repaid $100 million of other debt which matured in August 1998.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

2.  Long-Term Debt (Continued)

The aggregate maturities and sinking fund requirements for all long-term debt issues for each of the five years following
December 31, 1999 are:

                           Credit        Other Long-Term
         Year            Facilities           Debt
         ----           -----------     ----------------
                            (In millions of dollars)

         2000               $  -                $159
         2001                  -                  64
         2002                366                  88
         2003                 23                   1
         2004                  -                   7


3.  Short-Term Debt

                             1999             1998
                             ----             ----
                             (In millions of dollars)

 Balance outstanding at
 December 31                $   68            $   69

 Weighted average
  interest rates on
  short-term debt
  outstanding at
  December 31                 6.7%               6.4%



The  Company had unused short-term lines of credit totaling  $174
million  and  $124  million  at  December  31,  1999  and   1998,
respectively.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------------------
                           (Continued)

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

The $148 million pretax charge in the third quarter of 1998 was comprised of a $30 million charge associated with the restructuring of the Company's business segments and a $118 million charge associated with other actions, the majority of which represent asset impairments. The $30 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $118 million charge for other actions was comprised of a $60 million charge to cost of sales, a $4 million charge to marketing and administrative expenses, and a $54 million charge to other operating expenses. The components of the restructure charge included $9 million for personnel reductions and $21 million for the divestiture of non-strategic businesses and facilities, of which $20 million represented non-cash asset write-downs to estimated fair value and $1 million represented exit cost liabilities, comprised primarily of lease commitments. The $9 million for personnel reductions represented severance costs associated with the elimination of approximately 400 positions, primarily in the U.S. and Asia. The primary groups affected included manufacturing and administrative personnel. As of December 31, 1999, approximately $8 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 400 positions, the majority of whose severance payments were made over the course of 1999. Charges of approximately $1 million have been made against exit cost liabilities and no adjustments have been made to the liability.

The components and classification of the $118 million of other actions, of which $103 million represents non-cash asset revaluations, included: $30 million to write down to fair value certain manufacturing assets held for use in China, due primarily to poor current and projected financial results at that time, recorded as cost of sales; $15 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $17 million for the write-down of an investment in and the write- off of a receivable from a joint venture in Korea to reflect the business outlook at that time and the fair market value of the assets, recorded as other operating expenses; $12 million for the write-down of goodwill associated with the 1995 acquisition of Fiber-lite, determined to be unrecoverable due to a change in market conditions and customer demand, recorded as other operating expenses; and $9 million for the write-down of certain assets in the U.S. to fair market value, recorded as cost of sales. The Company plans to hold and use the investments but disposed of the equipment in 1998. Also included in the $118 million charge for other actions were $13 million for the write- off of certain receivables in the U.S. and Asia determined to be uncollectable, recorded as cost of sales and other operating expenses; and $22 million for other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

4. Restructuring of Operations and Other Actions (Continued)

During  the  first quarter of 1998, the Company  recorded  a  $95 million pretax charge for restructuring and other actions as the second phase of the Company's strategic restructuring program to enhance manufacturing productivity and reduce overhead.

The $95 million pretax charge in the first quarter of 1998 was comprised of an $87 million charge associated with the restructuring of the Company's business segments and an $8 million charge associated with other actions. The $87 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $8 million charge for other actions was comprised of a $5 million charge to cost of sales and a $3 million charge to marketing and administrative expenses. The components of the restructure charge included $81 million for personnel reductions and $6 million for the divestiture of non-strategic businesses and facilities, of which $2 million represented exit cost liabilities, comprised primarily of lease commitments. The $81 million for personnel reductions represented severance costs associated with the elimination of approximately 1,500 positions worldwide. The primary employee groups affected included manufacturing and corporate administrative personnel. As of December 31, 1999, approximately $67 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 1,500 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $2 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

During the fourth quarter of 1997, the Company recorded a $143 million pretax charge for restructuring and other actions as the first phase of the program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. The $143 million pretax charge was comprised of a $68 million charge associated with the restructuring of the Company's business segments and a $75 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructure charge included $25 million for personnel reductions; $41 million for the divestiture of non-strategic businesses and facilities, of which $13 million represented exit cost liabilities, primarily for leased warehouse and office facilities to be vacated, and $28 million represented non-cash asset revaluations; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet current market demands.

The $25 million for personnel reductions during the fourth quarter of 1997 represented severance costs associated with the elimination of nearly 550 positions worldwide. The primary employee groups affected included manufacturing and corporate administrative personnel. As of December 31, 1999, approximately $22 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 550 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $10 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

4. Restructuring of Operations and Other Actions (Continued)

The components and classification of the $75 million of other actions during the fourth quarter of 1997 included: $17 million for the write-off of certain assets and investments associated with unconsolidated joint ventures in Spain and Argentina due primarily to poor current and projected financial results and the expected loss of local partners, recorded as other operating expenses; $12 million for the write-down of certain investments in mainland China to reflect the current business outlook, at that time, and the fair market value of the investments, recorded as cost of sales; $24 million to write down to net realizable value equipment and inventory made obsolete by changes in the Company's manufacturing and marketing strategies, recorded as cost of sales; $8 million for a supplemental employee retirement plan approved by the Board of Directors in December 1997, recorded as marketing and administrative expenses; $5 million for the write-off of an insurance receivable that was determined to be uncollectable after judicial rejection of the Company's claim, recorded as other operating expenses; and $9 million for several other actions recorded as cost of sales, marketing and administrative expenses, and other operating expenses. The Company plans to hold and use the investments but disposed of most of the equipment in 1998.

The following table summarizes the status of the liabilities from the restructure program described above, including cumulative spending and adjustments and the remaining balance as of December
31, 1999:

(In millions of dollars)      Beginning    Total     Ending
                              Liability   Payments   Liability
                               ---------  --------   ---------

Personnel Costs                $ 115     $ (97)     $   18
Facility and Business
  Exit Costs                      16       (13)          3
Other                              2        (2)          -
                               -----      ------     -----

Total                          $ 133     $(112)     $   21
                               =====      ======     =====

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

                 OWENS CORNING AND SUBSIDIARIES
                 -------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

5.  Acquisitions and Divestitures of Business

Acquisitions
------------

In connection with a proposal received from its Korean joint venture partner, the Company infused approximately $29 million of cash into this venture in March 1999. As a result of this investment, along with additional investments by the other partner, the Company increased its ownership interest in Owens Corning Korea to 70%. The Company accounted for this transaction under the purchase method of accounting whereby the assets acquired and liabilities assumed, including $84 million in debt, have been recorded at their fair values and the results of operations have been consolidated since the date of acquisition. Prior to that date, the Company accounted for this joint venture under the equity method. The pro forma effect of this acquisition was not material to the financial statements.

During 1997, the Company made several acquisitions in the Building Materials segment in the United States and Europe and two acquisitions in the Composite Materials segment in the United States and Canada. These acquisitions were consummated through the exchange of various combinations of common stock, cash, and trust preferred hybrid securities (Note 8) for an aggregate purchase price of $886 million. The largest of these was the acquisition of Fibreboard Corporation (Fibreboard), a North American manufacturer of vinyl siding and accessories, as well as manufactured stone, which operates more than 130 company-owned distribution centers in 32 states. The purchase price of this acquisition was $660 million, including debt assumed of $138 million and was consummated by the exchange of cash for all of the outstanding common shares of Fibreboard at a price of $55 per share. At the time of acquisition, management formulated a plan to divest Fibreboard's calcium silicate insulation and metal jacket business (Pabco). During the first quarter of 1998, the Company sold Pabco for approximately $37 million.

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

The Company completed four additional acquisitions during 1997 in the U.S., Europe and Canada. The aggregate purchase price of these acquisitions was $47 million. These acquisitions exchanged 340,000 shares of the Company's common stock and $34 million in cash for the net assets of the acquired companies. Additionally, during 1997, the Company issued 178,218 shares of its common stock as a final adjustment to certain of its 1995 acquisitions.

The incremental sales from the acquisitions, in the year of acquisition, were $534 million for the year ended December 31, 1997. The pro forma effect of the 1997 acquisitions, except for the acquisitions of Fibreboard and AmeriMark, was not material to net income for the year ended December 31, 1997.

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

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

5.  Acquisitions and Divestitures of Business (Continued)

The following unaudited table presents the pro forma results of operations for the year ended December 31, 1997, assuming the acquisitions of Fibreboard and AmeriMark occurred at the beginning of the period presented. These results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisition and are not necessarily indicative of what the results would have been had the transactions actually occurred at the beginning of the period presented. The pro forma results do not include operations that were discontinued by Fibreboard prior to the acquisition, or Pabco.

                                      Year Ended
                                   December 31, 1997
                                   -----------------
                               (In millions of dollars,
                                  except share data)

Net sales                               $  5,041
Income from continuing operations             46
Diluted earnings per share from
 continuing operations                  $    .86


Divestitures
------------

Late  in  the  first quarter of 1998, the Company  sold  its  50%
ownership  interest  in  Alpha/Owens  Corning,  LLC.   With  cash
proceeds of approximately $103 million, the Company recorded a pretax gain of approximately $84 million.

During the third quarter of 1998, the Company formed a joint venture for its yarns and specialty materials business (the "yarns business") to which it contributed two manufacturing plants and certain proprietary technology. On September 30, 1998, the Company completed the sale of 51% of the yarns business to a U.S. subsidiary of Groupe Porcher Industries of Badinieres, France for $340 million. The Company continues to have a 49% ownership interest in the joint venture. Upon closing, the Company also received a distribution of $193 million from the joint venture. In connection with the sale, the Company entered into an agreement with the joint venture to support the liquidity of the joint venture up to a maximum of $65 million. As a result of the sale of 51% interest ofin the yarns joint venture business and the receipt of the distribution from the joint venture, the Company recordeded a pretax gain of $295 million, net of its commitment under the agreement referred to above.

The results of operations of the yarns business are reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the nine months ended September 30, 1998 and the year ended December 31, 1997, the yarns business recorded sales of approximately $205 million and $277 million, respectively, and income from operations of approximately $57 million and $80 million, respectively. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns business under the equity method.

                 OWENS CORNING AND SUBSIDIARIES
                  -----------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

5.  Acquisitions and Divestitures of Business (Continued)

Additionally, during the third quarter of 1998, the Company sold its Kitsons distribution business in the U.K. and its windows manufacturing business in the U.S. and recorded a pretax loss of approximately $20 million.

6. Business Process Reengineering Costs

In the fourth quarter of 1997, the Company recorded a $15 million charge, or $.29 per share, net of related income taxes of $10 million, to comply with a new required accounting interpretation announced November 20, 1997. The Emerging Issues Task Force, a subcommittee of the Financial Accounting Standards Board (FASB), requires that the cost of business process reengineering activities that are part of a systems development project be expensed as those costs are incurred. Any unamortized costs that had previously been capitalized were written off as a cumulative adjustment in the fourth quarter of 1997.

7.  Convertible Monthly Income Preferred Securities (MIPS)

In 1995, Owens Corning Capital, L.L.C. ("OC Capital"), a Delaware limited liability company, all of the common limited liability company interests in which are owned indirectly by the Company, completed a private offering of 4 million shares of Convertible Monthly Income Preferred Securities ("Preferred Securities"). The aggregate purchase price for the offering was $200 million.

The Preferred Securities are guaranteed in certain respects by the Company and are convertible, at the option of the holders, into Company common stock at the rate of 1.1416 shares of Company common stock for each Preferred Security (equivalent to a conversion price of $43.80 per common share). Effective June 1, 1998, OC Capital can initiate conversion. Distributions on the Preferred Securities are cumulative and are payable at the annual rate of 6-1/2% of the liquidation preference of $50 per Preferred Security. Distributions of $13 million ($8 million after-tax) have been recorded net of tax as minority interest on the Company's consolidated statement of income for each of the years ended December 31, 1999, 1998 and 1997.

The Company issued $200 million of 6-1/2% Convertible Subordinated Debentures due 2025 to OC Capital, which represents the sole asset of OC Capital, in exchange for the proceeds of the offering.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

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

In accordance with Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following tables provide a reconciliation of the changes in the accumulated postretirement benefits obligation and the accrued benefits cost liability at October 31, 1999 and 1998, as reflected on the consolidated balance sheet at December 31, 1999 and 1998:

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

9.  Postemployment and Postretirement Benefits Other Than  Pensions
    (Continued)


                                         1999      1998
                                         ----      ----
                                        (In millions of
                                            dollars)

Change in Accumulated Postretirement
Benefit Obligation
-------------------------------------

Benefits obligation at beginning of    $  343    $  328
period
Service cost                                8         9
Interest cost                              24        23
Amendments                                  1       (2)
Impact of curtailment                       -      (12)
Actuarial (gain) loss                    (35)        20
Currency (gain) loss                        1       (2)
Benefits paid                            (23)      (21)
                                       --------  -------

Benefits obligation at end of period   $  319    $  343
                                       ========  =======

Funded status                          $(319)    $(343)
Unrecognized net actuarial (gain) loss      2        37
Unrecognized prior service cost             -      (11)
Benefit payments subsequent to
valuation date                              4         3
                                       --------  -------
Accrued benefit cost (includes current
liabilities of $26 million and $21
million in 1999 and 1998 respectively) $(313)    $(314)
                                       ========  =======

Weighted-average assumptions as of
December 31                              1999      1998
----------------------------------       ----      ----
Discount rate                            8.0%      7.0%


The following table presents the components of net periodic benefits cost during 1999, 1998 and 1997:


Components of net periodic benefit cost  1999    1998   1997
---------------------------------------   ----    ----   ----
                                        (In millions of dollars)

Service cost                            $  8    $  9   $   7
Interest cost                             24      23      20
Amortization of prior service cost        (9)    (20)    (20)
Curtailment (gain) loss                   -      (3)       -
                                         ----   ------  -----
Net periodic benefit cost               $ 23    $  9   $   7
                                         ====   ======  =====

For  measurement purposes, a 6.5% annual rate of increase in  the per  capita  cost of covered health care claims was  assumed  for
2000.   The  rate was assumed to decrease to 6.0%  for  2001  and
thereafter.   The  health care cost trend rate assumption  has  a
significant effect on the amounts reported. To illustrate, a one-percentage point change in the assumed health care cost trend rate would have the following effects as of October 31, 1999 and 1998:

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

9.  Postemployment and Postretirement Benefits Other Than  Pensions
    (Continued)

                                 1999                  1998
                                 ----                  ----
                        1-Percentage Point    1-Percentage Point

                        Increase   Decrease   Increase   Decrease
                        --------   --------   ---------  --------
                                      (In millions of dollars)
Effect on total of
 service and interest
 cost components         $    4     $   (3)   $      4   $    (3)
Effect on accumulated
 postretirement
 benefit obligation          29        (23)         31       (27)


The Company also recognizes the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits cost liability at October 31, 1999 and 1998, as reflected on the balance sheet at December 31, 1999 and 1998 was $34 million and $36 million, respectively, including current liabilities of $4 million and $3 million, respectively. The net postemployment benefits expense was $2 million in 1999 and 1998, and less than $1 million in 1997.

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

In accordance with Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following tables provide a reconciliation of the changes in the projected pension benefits obligation, the changes in the pension plan assets, and the net pension liability at October 31, 1999 and 1998, as reflected on the consolidated balance sheet at December 31, 1999 and 1998:

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

10.  Pension Plans (Continued)
                                         1999      1998
                                         ----      ----
                                        (In millions of
                                            dollars)
Change in Projected Pension Benefit
Obligation
------------------------------------

Benefits obligation at beginning of
period                                 $ 975     $  997
Service cost                              19         19
Interest cost                             65         69
Amendments                                 2          2
Impact of curtailment                    (4)        (7)
Impact of foreign currency translation     -        (7)
Actuarial (gain) loss                   (57)         70
Employee contributions                     2          3
Benefits paid                          (137)      (171)
                                       -------   -------
Benefits obligation at end of period   $ 865     $  975
                                       =======   =======

Benefits paid during 1999 and 1998 include payments resulting from the Company's restructuring program and the sale of certain businesses. (Notes 4 and 5)


Change in Pension Plan Assets            1999      1998
-----------------------------            ----      ----
                                        (In millions of
                                            dollars)

Fair value of plan assets at beginning
of period                              $ 961     $1,059
Actual return on plan assets             154         74
Impact of foreign currency translation     2        (9)
Employer contributions                     2          4
Employee contributions                     3          3
Settlement                              (16)        (5)
Benefits paid                          (129)      (165)
                                       -------   -------
Fair value of plan assets at end of
period                                 $ 977     $  961
                                       =======   =======

Funded status                          $ 112     $ (14)
Unrecognized net transition (asset)
obligatn                                 (22)      (31)
Unrecognized net actuarial (gain) loss   (53)       77
Unrecognized prior service cost          (25)      (32)
                                       -------   -------
Prepaid (accrued) benefit cost         $  12     $    -
                                       =======   =======


Amounts Recognized in the Consolidated
Balance Sheet                            1999      1998
--------------------------------------   ----      ----

                                        (In millions of
                                            dollars)

Prepaid benefit cost                   $  51     $   53
Accrued benefit liability (includes
current liabilities of less than $1     (39)       (56)
million in 1999 and 1998)
Accumulated other comprehensive income     -          3
                                       --------  -------

Net amount recognized                  $  12     $    -
                                       ========  =======


                 OWENS CORNING AND SUBSIDIARIES
                  -----------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

10.  Pension Plans (Continued)

 Weighted-average assumptions as of
 December 31                           1999      1998
 ----------------------------------    ----      ----

 Discount rate                         8.00%     7.00%
 Expected return on plan assets        9.00%     9.00%
 Rate of compensation increase         5.50%     5.50%


The following table presents the components of net periodic pension cost during 1999, 1998 and 1997:


 Components of Net Periodic
 Pension Cost                      1999     1998     1997
 --------------------------        ----     ----     ----
                                  (In millions in dollars)

 Service cost                    $ 19      $ 19     $ 15
 Interest cost                     65        69       64
 Expected return on plan assets   (75)      (83)     (84)
 Amortization of transition
 amount                             (5)       (5)      (5)
 Amortization of prior service
 cost                               (4)       (7)      (7)
 Amortization of net actuarial
 (gain) loss                         5         4       11
 Curtailment/Settlement (gain)
 loss                               (6)        1        2
                                 ------    ------   -----
 Net periodic benefit cost       $(1)      $(2)     $  (4)
                                 ======    ======   =====

Certain of the Company's pension plans have an accumulated benefit obligation (ABO) in excess of the fair value of plan assets. The ABO and fair value of plan assets for such plans are $9 million and $4 million, respectively, at October 31, 1999, and $744 million and $707 million, respectively, at October 31, 1998.

Certain of the Company's pension plans are unfunded.  The portion
of   the  total  projected  benefit  obligation  attributable  to unfunded plans is approximately $3 million and $13 million at October 31, 1999 and 1998, respectively.

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions for the plans are based on matching a percentage of employee savings up to a maximum savings level. The Company's contributions were $14 million in 1999, $14 million in 1998, and $13 million in 1997.

                 OWENS CORNING AND SUBSIDIARIES
                 -------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

11.  Income Taxes

                                   1999     1998     1997
                                   ----     ----     ----
                                  (In millions in dollars)
 Income (loss) before provision
   (credit) for income taxes:

   U.S.                            $ 374   $(897)   $151
   Foreign                            52   (67)     (80)
                                   -----   -----    -----

      Total                        $ 426   $(964)   $71
                                   =====   =====    =====

 Provision (credit) for income
 taxes:

   Current
   U.S.                            $(56)   $(86)    $(123)
   State and local                 (2)        -      1
   Foreign                          16        5     21
                                   -----   -----    -----

      Total current                 (42)   (81)     (101)
                                   -----   -----    -----

   Deferred
   U.S.                            158     (203)    151
   State and local                  25     (20)     (3)
   Foreign                           8      (2)     (38)
                                   -----   -----    -----

      Total deferred                191    (225)    110
                                   -----   -----    -----

      Total provision (credit)
        for income taxes           $ 149   $(306)   $9
                                   =====   =====    =====

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:


                                   1999     1998     1997
                                   ----     ----     ----
 U.S. federal statutory rate        35%     (35)%      35%
 State and local income taxes        4       (1)        5
 Operating losses of foreign
 subsidiaries                        2         3       24
 Foreign tax credits                (1)        -       (6)
 Change in effective state
 income tax rate                      -        -       (9)
 Conclusion of prior year tax
 audits                               -        -       (4)
 Utilization of tax loss
 carrybacks                           -        -      (20)
 Adjustment of valuation
 allowances                           -        -      (10)
 Special tax election (a)            (3)      (1)       -
 Other                               (2)       2       (3)
                                 -------   ------   ------

 Effective tax rate                  35%     (32)%     12%
                                 =======   =======  ======

(a) Represents a one-time tax benefit associated with Asia
    Pacific operations in 1998 and with UK operations in 1999.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

11.  Income Taxes (Continued)

As of December 31, 1999, the Company has not provided for withholding or U.S. federal income taxes on approximately $288 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $26 million of deferred income taxes would have been provided.

At December 31, 1999, the Company had net operating loss carryforwards for certain of its foreign subsidiaries and certain of its state tax jurisdictions, the tax benefit of which is approximately $275 million. Tax benefits of $208 million expire over the period from 2000 through 2020, and the remaining $67 million have an indefinite carryforward.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                1999                   1998
                                ----                   ----

                        Deferred   Deferred    Deferred   Deferred
                          Tax         Tax      Tax           Tax
                         Assets   Liabilities  Tax        Liabilities
                        --------  -----------  ---------  -----------
                                  (In millions of dollars)

 Asbestos litigation
 claims                 $  618      $  -        $  844      $      -
 Other employee
 benefits                  140         -           142             -
 Pension plans              20        17            23            12
 Depreciation                -       254             -           217
 Operating loss
 carryforwards             275         -           157             -
 State and local taxes       -        58             -            60
 Other                     283       214           237           155
                         ------    -----       ------       --------
   Subtotal              1,336       543         1,403           444
 Valuation allowances      (61)        -           (58)            -
                        ------    -----       ------        --------
 Total deferred taxes   $1,275    $  543        $1,345      $    444
                        ======    =====       ======        ========

Management fully expects to realize its net deferred tax assets through income from future operations.

12.  Science and Technology Expenses

Science   and   technology   expenses  represent   research   and
development costs of $59 million in 1999, $57 million in 1998, and $69 million in 1997.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

13.  Accounts Receivable Securitization

In 1999, 1998 and 1997, the Company sold certain accounts receivable of its Building Materials operations to a 100% owned subsidiary, Owens Corning Funding Corporation ("OC Funding"). OC Funding has an agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable, up to a maximum of $125 million, which will expire in October 2000. At December 31, 1999 and
1998, $125 million have been sold under this agreement, and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet.

In 1999, 1998 and 1997, the Company also sold certain accounts receivable of certain European operations. At December 31, 1999 and 1998, $70 million and $71 million have been sold, respectively, and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by OC Funding and the European operations. Discounts of $9 million, $9 million and $6 million on the receivables sold have been recorded as other expenses on the Company's consolidated statement of income for the years ended December 31, 1999, 1998 and 1997, respectively.

14.  Inventories

Inventories are summarized as follows:

                                       1999      1998
                                       ----      ----
                                      (In millions of
                                          dollars)

 Finished goods                       $  374   $   317
 Materials and supplies                  158       176
                                      ------   -------
 FIFO inventory                         532       493
 Less:  Reduction to LIFO basis         (66)      (56)
                                      ------   -------
   Total inventory                    $  466   $   437
                                      ======   =======


Approximately $269 million and $271 million of total inventories were valued using the LIFO method at December 31, 1999 and 1998, respectively.

                 OWENS CORNING AND SUBSIDIARIES
                 -------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

15.                Investments in Affiliates

At  December  31, 1999 and 1998, the Company's affiliates,  which generally  are  engaged in the manufacture of fibrous  glass  and
related    products    for    the    insulation,    construction,
reinforcements, and textile markets, include:

                                              Percent  Ownership
                                               1999      1998
                                               ----      ----


     Advanced Glassfiber Yarns, LLC (U. S.)      49%      49%
     Amiantit Fiberglass Industries,             30%      30%
       Ltd. (Saudi Arabia)
     Arabian Fiberglass Insulation Company,
       Ltd. Saudi Arabia)                        49%      49%
     Owens Corning Energy LLC (U. S.)            50%       -
     Flowtite Andercol S.A. (Colombia)           50%      50%
 (a) Flowtite Argentina  (Argentina)            100%     100%
     Flowtite (Botswana) (Proprietary)           49%      49%
       Limited (Botswana)
 (a) Flowtite Iberica, S.A. (Spain)             100%     100%
     Mat Line LLC (U. S.)                        50%       -
     Northern Elastomeric, Inc. (U. S.)          50%       -
     Owens Corning (India) Limited (India)       49%      49%
 (b) Owens Corning Korea (Korea)                 70%      30%
     Owens Corning (Nanjing) (China)             50%      50%
     Owens Corning Yapi Merkezi Boru Sanayi
      VeTicaret A.S. (Turkey)                    50%      50%
     Owens-Corning Eternit Rohre                 50%      50%
      GmbH (Germany)
     Siam Fiberglass Co., Ltd. (Thailand)        17%      17%
     Stamax LLC (Netherlands)                    50%       -
     Stamax NA LLC (U. S.)                       50%       -
     Vitro-Fibras, S.A. (Mexico)                 40%      40%



(a) In late 1997, the Company acquired 100% ownership of Owens-Corning Canos, S.A. and Flowtite Iberica, S.A. The Company considers its 100% ownership to be temporary and therefore continues to account for them as unconsolidated affiliates under the equity method.

(b) On March 12, 1999, the Company increased its ownership interest in Owens Corning Korea to 70%, and has consolidated this subsidiary since that date.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

15.  Investments in Affiliates (Continued)

The following table provides summarized financial information on a combined 100% basis for the Company's affiliates accounted for under the equity method:

                                   1999       1998      1997
                                   ----       ----      ----
                                    (In millions of dollars)
 At December 31:

   Current assets                 $239       $245      $227
   Noncurrent assets               623        684       289
   Current liabilities             171        143       145
   Noncurrent liabilities          514        585       287

 For the year ended December
 31:

   Net sales                       477        540       535
   Gross margin                    138        159       133
   Net income                        7         30        21


The Company's equity in undistributed net income of affiliates was $12 million at December 31, 1999.

Net sales, gross margin, and net income for the year ended December 31, 1998 have been presented on a full-year basis for Advanced Glassfiber Yarns, LLC (AGY). The Company's former specialty yarns business is included in the Company's consolidated financial statements through the period ending September 30, 1998 (Note 5).

Net sales, gross margin, and net income for Owens Corning Korea have been included in the amounts reported for 1998 and 1997.
This information has not been included for 1999 as the entity has been consolidated since March 12, 1999.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

16.  Accounts Payable and Accrued Liabilities

                                               1999       1998
                                                ----       ----
                                          (In millions of dollars)

  Accounts payable                           $  456     $ 522
  Payroll and vacation pay                       26        51
  Payroll, property, and miscellaneous taxes     32        34
  Other employee benefits liability
      (Note 9)                                   30        24
  Restructure costs (Note 4)                     17        35
  Other                                         278       276
                                              ------     ------
     Total                                   $  839     $ 942
                                              ======     ======


17.  Consolidated Statement of Cash Flows

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:

                                   1999       1998       1997
                                    ----      ----        ----
                                    (In millions of dollars)

     Income taxes                 $ (77)     $(80)      $ (6)
     Cost of borrowed funds          154       151        123


The   Company   considers  all  highly  liquid  debt  instruments
purchased with a maturity of three months or less to be cash equivalents.

During the years ended December 31, 1999 and 1998 and the six months ended December 31, 1997, gross payments for asbestos litigation claims filed against Fibreboard were approximately $136 million, $129 million and $126 million, respectively, all of which were paid/reimbursed by Fibreboard's insurers or the Fibreboard Settlement Trust.

See Notes 5 and 8 for supplemental disclosure of non-cash investing and financing activities.

18.  Leases

The Company leases certain manufacturing equipment and office and warehouse facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2015. Total rental expense charged to operations was $143 million in 1999, $130 million in 1998, and $124 million in 1997. At December 31, 1999, the minimum future rental commitments under noncancellable leases with initial maturities greater than one year payable over the remaining lives of the leases are:

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

18.  Leases (Continued)

                                     Minimum Future
                                   Rental Commitments
             Period                ------------------
             ------             (In millions of dollars)

              2000                     $   82
              2001                         68
              2002                         57
              2003                         42
              2004                         22
        2005 through 2015                  94
                                       ------
                                       $  365
                                       =======



19.  Stock Compensation Plans

The  Company currently has three stock-based compensation  plans.
The Company's Stock Performance Incentive Plan ("SPIP") grants stock options, restricted stock, performance restricted stock and phantom performance units. The Owens Corning 1995 Stock Plan ("95 Stock Plan") grants options, restricted stock and performance stock awards. The SPIP and the 95 Stock Plan (collectively, the "Plans"), permit up to 2 percent and 1 percent, respectively, of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, independently for each plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year's allocation (determined by using 25% of the current year's allocation). These shares are also subject to the 25% limit for restricted stock awards. During 1999, the maximum number of shares available under the Plans for stock awards was 2,616,789 shares. The following are descriptions of the awards granted under the Plans:

 Stock Options
 -------------

 Under the Plans, the exercise prices of each option equal the market price of the Company's common stock on the date of grant and an option's maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the compensation committee of the Board of Directors. During 1999, 1998 and 1997, respectively, 1,930,292, 1,747,472 and 1,103,027 stock options were awarded under the Plans.

 Restricted Stock Awards
 -----------------------

 Under the Plans, compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions lapse, subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2006. At December 31, 1999, the Company had 408,117 shares of restricted stock outstanding. During 1999, 1998 and 1997, 284,500, 64,550 and
 77,250 shares of restricted stock were granted, respectively. The weighted-average grant-date fair value for shares granted was $34.81, $30.36 and $44.66 for 1999, 1998 and 1997,
 respectively.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

19.  Stock Compensation Plans (Continued)

 Performance Restricted Stock Awards
 -----------------------------------

 Under the Plans, certain officers are awarded performance shares. Performance shares represent the opportunity to earn up to a specified number of shares of the Company's common stock, if the Company achieves specified performance goals during the designated performance period. Any portion of the award not earned during the performance period is forfeited by the officer at the end of such period. Compensation expense is measured based on market price of the Company's common stock and is recognized over the performance period, which is generally three years. At December 31, 1999, the Company had 64,675 units outstanding and none were granted during 1999. During 1998 and 1997, respectively, 46,600 and 37,100 performance shares were granted.

 Phantom Performance Units
 -------------------------

 Under the Plans, certain officers are awarded phantom performance units. Each unit provides the holder the opportunity to earn a cash award equal to the fair market value of the Company's common stock upon the attainment of certain performance goals. Any portion of the award not earned during the performance period is forfeited by the officer at the end of such period. Compensation expense is measured based on market price of the Company's common stock and is recognized over the performance period, which is generally three years. At December 31, 1999, the Company had 104,899 phantom performance units outstanding and none were granted during 1999. During 1998 and 1997, respectively, 65,750 and 77,850 units, were awarded.

 Performance Stock Awards
 ------------------------

 Under the Plans, certain employees are awarded unrestricted stock based upon achievement of certain goals within a designated performance period. Compensation cost for these awards is accrued over the performance period based upon a base compensation level and the performance level achieved. Stock awards are issued in the year subsequent to the performance period. The number of shares issued is based upon the market price of the stock on date of issuance and the level of compensation earned. In 1999, 1998 and 1997, respectively, 267,711, 74,854, and 122,362 shares were issued to employees.

The Company also has a plan to award stock and stock options to non-employee directors. The receipt of the stock awards may be deferred at the discretion of the directors. Approximately 334,500 shares were available under this plan at December 31, 1999. As of December 31, 1999, 22,000 deferred awards were outstanding. In 1999, 10,000 options and 5,000 stock awards were granted, 500 of which were issued. In 1998, no options and 5,500 stock awards were granted, 500 of which were issued. In 1997,
10,000 options and 5,500 stock awards were granted, of which 3,500 were issued. The weighted-average grant-date fair value for shares granted was $36.53, $40.72 and $39.13 for 1999, 1998 and 1997, respectively.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

19.  Stock Compensation Plans (Continued)

The Company applies Financial Accounting Standards Board Statement No. 123 (SFAS 123) for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123. All stock options issued by the Company are exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost has been recognized for any of the options granted under the Plans. The compensation cost that has been recorded for awards other than options was $21 million, $21 million and $12 million in 1999, 1998 and 1997, respectively.

A summary of the status of the Company's plans that issue options as of December 31, 1999, 1998, and 1997 and changes during the years ending on those dates is presented below:


                      1999                 1998               1997
                      ----                 ----               ----

                       Weighted-             Weighted-            Weighted-
             Number    Average     Number    Average     Number   Average
              of       Exercise      of      Exercise      of     Exercise
             Shares    Price       Shares    Price       Shares   Price
             ------    ---------   ------    ---------   ------   ---------

Beginning    6,095,968 $ 36.72    5,126,158  $ 38.15   4,894,439   $  35.59
 of Year

Options      1,940,292 $ 34.81    1,747,472  $ 32.17   1,113,027   $  44.80
 granted

Options       (79,850) $ 28.66     (495,797) $ 32.74    (724,661)  $  30.29
 exercised

Options      (236,043) $ 38.02     (281,865) $ 41.62    (156,647)  $  41.63
 canceled    ---------             ---------            ---------

End of year  7,720,367 $ 36.29     6,095,968 $ 36.72    5,126,158  $  38.15
             =========             =========            =========

Exercisable  4,426,982 $ 37.22     3,568,291 $ 36.60    3,047,126  $  34.78

Weighted-
 average
 fair-value
 of options
 granted
 during the
 year                  $ 12.14               $ 10.96               $  14.29


                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

19.  Stock Compensation Plans (Continued)

The following table summarizes information about options outstanding at December 31, 1999:


                            Options Outstanding           Options Exercisable
                     -----------------------------------  -------------------
                     Number         Weighted-Average         Number     Weighted
                   Outstanding    Remaining                Exercisable  Average
   Range of            at       Contractual   Exercise        at        Exercise
Exercise Prices     12/31/99        Life        Price      12/31/99     Price
---------------    -----------  -----------   --------     -----------  --------

$17.860 - $28.438   1,267,298       6.14        $27.253       609,600   $25.998
$28.500 - $34.625     876,016       3.54        $31.618       862,016   $31.586
$34.813 - $34.875   1,885,524       9.00        $34.813        30,976   $34.822
$35.250 - $40.500   1,822,969       5.50        $38.456     1,436,189   $38.636
$40.688 - $47.000   1,868,560       6.09        $43.980     1,488,201   $43.752


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions by year:

     Assumptions                1999          1998       1997
     -----------                ----          ----       ----

     Risk-free interest rate     4.79%        5.46%     6.31%
     Expected life (in years)       5            5         5
     Expected volatility        32.44%       29.89%    24.64%
     Expected dividends           .61%         .69%      .82%

Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                   1999        1998    1997
                                   ----        ----    ----
                                  (In millions of dollars,
                                      except share data)

Net income (loss)   As reported    $ 270     $  (705)  $ 47
                    Pro forma      $ 260     $  (714)  $ 40

Basic net income    As reported    $4.98     $(13.16)  $.89
(loss) per share    Pro forma      $4.80     $(13.33)  $.76

Diluted net income  As reported    $4.67     $(13.16)  $.88
(loss) per share    Pro forma      $4.50     $(13.33)  $.75


The  Company cautions that the pro forma results in 1997 do  not reflect  the  full  impact  of pro forma  compensation  expense.
Options vest ratably over a three year period;, therefore,  1998 is the first year in which the full impact is reflected.

The following table reconciles the net income (loss) and weighted average number of shares used in the basic earnings per share calculation to the net income (loss) and weighted average number of shares used to compute diluted earnings per share.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

19.  Stock Compensation Plans (Continued)


                                            1999      1998      1997
                                            ----      ----      ----
                                 (In millions of dollars, except share data)

Net income (loss) used for
 basic earnings per share                  $ 270     $(705)     $  47

Net income (loss) effect
 of assumed conversion of
 preferred securities                          8         -          -
                                           -----     -----     ------

Net income (loss) used
 for diluted earnings
 per share                                 $ 278    $(705)      $  47
                                           =====    =====      ======
Weighted average number
 of shares outstanding
 used for basic earnings
 per share (thousands)                     54,083   53,579     52,860

  Deferred awards and stock
    options                                   803        -        686

  Shares from assumed conversion
    of  preferred securities                4,566        -          -
                                            -----   ------      ------

Weighted average number of
 shares outstanding and common
 equivalent shares used for
 diluted earnings per share
 thousands)                                 59,452  53,579      53,546
                                            ======  ======      ======

During   1998  and  1997,  diluted  shares  outstanding   exclude
approximately 4.6 million common shares from the potential conversion of certain preferred securities of a subsidiary (Note
7) due to their anti-dilutive effect. For the year ended December 31, 1998, diluted shares also exclude approximately 700 thousand shares, primarily from the potential exercise of stock options, due to their anti-dilutive effect.

20. Share Purchase Rights

Through December 1999, each outstanding share of the Company's common stock included a preferred share purchase right. Each right entitled the holder to buy from the Company one one-hundredth of a share of Series A Participating Preferred Stock of the Company at a price of $190. The Board of Directors had designated 750,000 shares of the Company's authorized preferred stock as Series A Participating Preferred Stock. There were no preferred shares outstanding at December 31, 1998.

On December 31, 1999, the Company redeemed all share purchase rights outstanding under its Rights Agreement established in December 1996. Pursuant to the terms of the Rights Agreement, the redemption price was $0.01 per right. The redemption price was paid in January 2000.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

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

Foreign Exchange Risk and Interest Rate Risk Management
-------------------------------------------------------

The Company enters into various types of derivative financial instruments to manage its foreign exchange risk and interest rate risk, as indicated in the following table.

                            Notional Amount       Notional Amount
                           December 31, 1999     December 31, 1998
                           -----------------     -----------------
                                   (In millions of dollars)
  Forward currency exchange
   contracts                   $ 203                 $ 303
  Combined interest rate
    currency swaps               140                   190
  Options purchased                1                    10
  Currency swaps                 190                   215
  Interest rate swaps            151                    33

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. As of December 31, 1999, the Company has 26 forward currency exchange contracts maturing in 2000 which exchange 89 million Euro, 32 million U.S. dollars, 23 million British pounds, 255 million Norwegian krone, and various other currencies. As of December 31, 1998, the Company has 28 forward currency exchange contracts maturing in 1999 which exchange 4.2 billion Belgian francs, 57 million U.S. dollars, 43 million Dutch guilders, 6 million British pounds, 95 million Norwegian krone, and various other currencies. Gains and losses on these foreign currency hedges are included in the carrying amount of the related assets and liabilities.

During 1998, the Company entered into forward currency exchange contracts to reduce its exposure to currency fluctuations on the anticipated 1999 net sales to certain Japanese companies. The four forward currency exchange contracts, which matured in 1999, exchanged approximately 1.356 billion Japanese yen against approximately 10 million U.S. dollars. For the year ended December 31, 1999, the Company recorded losses on these forward currency exchange contracts of approximately $2 million.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

21.  Derivative Financial Instruments and Fair Value of
     Financial Instruments (Continued)

During 1999 and 1998, the Company also entered into a foreign currency exchange contract to reduce its exposure to certain U.S. dollar - denominated debt instruments in China. The 1999 contract, which matures in 2000, will exchange approximately 67 million Chinese renminbi against approximately 8 million U.S. dollars. The 1998 contract, which matured in 1999, exchanged approximately 158 million Chinese renminbi against approximately 19 million U.S. dollars.

The Company enters into combined interest rate currency swaps to hedge its equity investments in certain foreign subsidiaries to manage its exposure against fluctuations in foreign currency rates. As of December 31, 1998 and 1997, the Company had three combined interest rate currency swaps which matured in 1999 to manage this exposure. These contracts exchanged 921 million Belgian francs, 50 million French francs, 17 million Dutch guilders and 50 million U.S. dollars. At December 31, 1999 and 1998, deferred gains of $11 million and $6 million, respectively, are included as a component of stockholders' equity.

In 1994, the Company entered into two currency swap transactions to manage its exposure against foreign currency fluctuations on the principal amount of its guaranteed 9.814% Eurobonds (Note 2). During 1995, the Company terminated these swaps. The termination of these swaps exchanged 140 million U.S. dollars for approximately 89 million British pounds, resulting in a gain of approximately 10 million U.S. dollars. At that time, the Company entered into a combined interest rate currency swap and a currency swap exchanging U.S. dollars into British pounds to hedge the interest and principal payments of the Eurobonds. These agreements also convert part of the fixed rate interest into variable rate interest. The gain on the exercised swaps is being amortized over the life of the original hedge. At December 31, 1999 and 1998, $1 million and $2 million, respectively, of unamortized gain on the four cross-currency interest rate swaps is included in other liabilities.

The  Company  has a cross-currency swap converting from  Deutsche marks  into  U.S.  dollars to hedge the  interest  and  principal
payments  of  its 7.25% Deutsche mark bonds, due  in  2000.   The
agreement establishes a fixed interest rate of 11.1%.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

21.  Derivative Financial Instruments and Fair Value of Financial
     Instruments (Continued)

During 1999, the Company entered into an interest rate swap to convert one half of the principal payments on its $250 million debt issuance from a fixed rate of 7.0% to a floating LIBOR rate.

As of December 31, 1999, the Company has an interest rate swap to convert $26 million in equipment lease payments from a floating LIBOR to a fixed rate of 5.52%. As of December 31, 1998, the Company had an interest rate swap to convert $33 million in equipment lease payments from a floating LIBOR to a fixed rate of 5.52%. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreement. As of December 31, 1999 and 1998, this amount was not material to the consolidated financial statements.

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

Other Financial Instruments with Off-Balance-Sheet Risk
-------------------------------------------------------

As of December 31, 1999 and 1998, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of $125 million and $116 million, respectively. The Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk
-----------------------------

As of December 31, 1999 and 1998, the Company has no significant group concentrations of credit risk.

Fair Value of Financial Instruments
-----------------------------------

The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

    Cash and short-term financial instruments
    -----------------------------------------

    The carrying amount approximates fair value due to the short maturity of these instruments.

    Restricted Securities Fibreboard Settlement Trust
    -------------------------------------------------

    The  fair  values of securities in the Fibreboard  Settlement
    Trust have been estimated by traded market values or by obtaining quotes from brokers.

                 OWENS CORNING AND SUBSIDIARIES
                  -----------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

21.  Derivative Financial Instruments and Fair Value of
     Financial Instruments (Continued)

    Long-term notes receivable
    --------------------------

    The fair value has been estimated using the expected future cash flows discounted at market interest rates.

    Long-term debt
    ---------------

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

    Forward  currency exchange contracts, option  contracts,  and financial guarantees
    -------------------------------------------------------------

    The fair values of forward currency exchange contracts, option contracts, and financial guarantees are based on fees currently charged for similar agreements or on the estimated cost to terminate these agreements or otherwise settle the obligations with the counter parties at the reporting date.

The estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998, which have fair values different than their carrying amounts, are as follows:


                                     1999            1998
                                     ----             ----
                              Carrying    Fair   Carrying  Fair
                               Amount     Value   Amount   Value
                               ------     -----  ------    -----
                                   (In millions of dollars)
Assets
------

  Long-term notes receivable   $  15    $  13   $   20  $  17

Liabilities
-----------

  Long-term debt               1,764     1,654   1,535  1,561

Off-Balance-Sheet Financial
  Instruments - Unrealized gains (losses)
-----------------------------------------

 Currency swaps                    -       19        -    32
 Interest rate swaps               -       (1)       -     -
 Combined interest rate
   currency swaps                  -        4        -    13
 Options                           -        -        -     -
 Forward currency exchange
   contracts                       -       (1)       -    (1)


                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

21.  Derivative Financial Instruments and Fair Value of Financial
     Instruments (Continued)

As of December 31, 1999 and 1998, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

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

Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," which delayed the effective date of SFAS 133, is effective for fiscal years beginning after June 15, 2000, but earlier adoption is allowed. The Company is assessing the impact of SFAS 133 on its financial statements and plans to adopt this accounting change effective January 1, 2001. The Company has substantially completed an inventory of its freestanding derivatives, including forward contracts, option contracts, currency swaps and interest rate swaps, and has begun an inventory of derivatives which may be embedded in other contracts. The Company plans to complete these inventories, estimate the financial impact of adoption, evaluate existing risk management activities, and perform an information systems assessment by the end of the second quarter of 2000. The Company will review its risk management policies and modify its business processes as needed in order to comply with SFAS 133 and to temper the volatility in earnings and other comprehensive income.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

22. Contingent Liabilities

ASBESTOS LIABILITIES

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

National Settlement Program
---------------------------

Owens  Corning  has  implemented a  National  Settlement  Program
(NSP), which it continues to expand. As of December 31, 1999, the number of plaintiffs' law firms participating in the NSP is approximately 110 and Owens Corning has settled, through the NSP, approximately 235,000 asbestos personal injury claims. The NSP also establishes procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms without litigation through at least 2008. Average payments made under the NSP are substantially lower than those experienced by Owens Corning for comparable claims prior to the NSP.

Owens Corning established the NSP in response to the rising cost in recent years of mesothelioma settlements and judgments, as well as significant changes in the legal environment, such as the Supreme Court's 1997 decision in Georgine v. Amchem Products, Inc., striking down an asbestos class action settlement. The NSP is designed to better manage Owens Corning's asbestos liability, and that of Fibreboard (see Item B below), and to help Owens Corning better predict the timing and amount of indemnity payments for both pending and future claims.

Under the NSP, each participating law firm has agreed to a long-term settlement agreement ("NSP Agreement"). The NSP Agreements provide for the resolution of both present claims (those claims, including unfiled claims, pending at the time a participating plaintiffs' firm entered into an NSP Agreement) and future claims against Owens Corning and Fibreboard for settlement amounts negotiated with each participating firm. NSP Agreements may be extended beyond 2008 by mutual agreement of the parties.

As to present claims, settlement amounts to each claimant vary based on a number of factors, including the type and severity of disease. All payments will be subject to satisfactory evidence of a qualifying medical condition and exposure to Owens Corning's products, delivery of customary releases by each claimant, and other conditions. The NSP allows claimants to receive prompt payment without incurring the significant delays and uncertainties of litigation. Certain claimants settling non-malignancy claims with Owens Corning and/or Fibreboard have agreed to accept as part of the settlement a pre-determined amount of additional compensation if they later develop a more severe asbestos-related medical condition.

                 OWENS CORNING AND SUBSIDIARIES
                 -------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          --------------------------------------------
                           (Continued)

22.  Contingent Liabilities (Continued)

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

Payments under the NSP for settled present claims will generally be made through 2002, with the majority of payments made in 1999 and 2000. It is anticipated that payments for a limited number of future "exigent claims" (principally those of living malignancy claimants) will generally begin in 2001. Payments for other qualifying future claims generally will begin in 2003, and will be made on the following schedule, based on when such claims are accepted by Owens Corning for payment:

Date Accepted for Payment          Year in which Claim Will be Paid
---------------------------------  --------------------------------
January 1, 1999 through June  30,
2000                               2003
July  1,  2000  through  December
31, 2001                           2004
January 1, 2002 through June  30,
2003                               2005
July  1,  2003  through  December
31, 2004                           2006
January 1, 2005 through June  30,
2006                               2007

July 1, 2006 or later              60  days  to  one  year  after acceptance


The  schedule of payments for qualifying future claims under  NSP
Agreements entered into during the fourth quarter of 1999 and thereafter will be delayed by at least one year.

If, in any calendar year after 2002, the payment of any amounts under the NSP in respect of future claims might cause a default under Owens Corning's then prevailing loan covenants, Owens Corning will have the right to defer payment of such amounts until February 15 of the following year. Commencing in 2003, subject to the variables and uncertainties discussed below, Owens Corning expects that its payments for such amounts will not exceed $150 million per year. Additional settlement payments will be made by Fibreboard (see Item B below).

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

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

22.  Contingent Liabilities (Continued)

Asbestos Related Payments
-------------------------

In 1999, Owens Corning made $860 million of asbestos related payments, falling within four major categories: (1) Settlements in respect of verdicts incurred prior to the implementation of the NSP ("Pre-NSP Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and (4) Defense, claims processing and administrative expenses, as follows:

                                      (In millions of dollars)

Pre-NSP Settlements                           $ 170
NSP Settlements                                 570
Non-NSP Settlements                              30
Defense, Claims Processing and
  Administrative Expenses                        90
                                              ------
                                              $ 860


All amounts discussed above are before tax and application of insurance recoveries. Owens Corning currently estimates that it will incur total asbestos payments before tax and application of insurance recoveries of approximately $950 million during 2000, $400 million in 2001 and $250 million in 2002. The actual amounts of such payments will depend on numerous variables, including the rate at which NSP claims are submitted and processed, the severity of disease (especially mesothelioma) involved in such claims, the number of non-NSP claims resolved and the cost of resolving such claims.

In this respect, since implementation of the NSP, Owens Corning's preference has been to attempt to settle non-NSP claims (using criteria similar to those established by the NSP) rather than take them through the litigation process. Such settlements expedite payments to deserving claimants while increasing predictability to Owens Corning. Owens Corning notes that in recent months it has received a number of settlement demands from non-NSP plaintiffs' counsel which have exceeded historical settlement averages for like cases. In the event this trend continues, and Owens Corning is unable to reach acceptable settlements, Owens Corning may have to take certain cases to trial in order to obtain fair and appropriate resolution of those cases, and to pay settlement amounts that more closely approximate NSP settlement values. If this strategy is successful, non-participating plaintiffs' counsel may elect to join the NSP rather than continue to seek excessive settlement values. However, the increased costs of defense, the possibility of adverse verdicts which exceed NSP settlement values, and the delays inherent in litigation, may affect the predictability of Owens Corning's estimated cash outflows for asbestos.

Asbestos Legislation
--------------------

In the fall of 1999, both the United States Senate and House of Representatives held hearings on proposed legislation (S 758 and HR 1283) intended to address the problem of asbestos litigation. Although the original House and Senate proposals were virtually identical, the House has been active in considering revisions to HR 1283. It appears likely that a substitute for or amendment of HR 1283 will be introduced in the House Judiciary Committee during 2000. While details of the revised legislation have yet to be determined, Owens Corning believes that key members of Congress view the NSP favorably and that, if any asbestos legislation is enacted, it will be consistent with the continued implementation of the NSP.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

22.  Contingent Liabilities (Continued)

Other Asbestos Related Litigation
---------------------------------

As previously reported, Owens Corning believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or exacerbated by cigarette smoking. Owens Corning is pursuing litigation against tobacco companies (discussed below) to obtain payment of monetary damages (including punitive damages) for payments made by Owens Corning and Fibreboard to asbestos claimants who developed smoking related diseases.

In October 1998, the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven tobacco companies and several other tobacco industry defendants. The court has set a February 2001 trial date for this action. In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same tobacco companies.

Insurance
---------

As of December 31, 1999, Owens Corning had approximately $230 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. A substantial portion of this amount represents unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning has estimated its probable recoveries. Owens Corning also has a significant amount of other unconfirmed potential non-products coverage with excess level carriers. The amount and timing of recoveries from excess level policies will depend on subsequent negotiations or proceedings.

Reserve
-------

Owens Corning's financial statements include a reserve for the estimated cost associated with Owens Corning's asbestos personal injury claims. This reserve was established initially through a charge to income in 1991, with an additional $1.1 billion charge to income (before taking into account probable non-products insurance recoveries) recorded in 1996. Reflecting the substantial new information about now settled present and expected future claims gained in the NSP negotiations with plaintiffs' law firms, and the recent changes in the legal environment referred to above, Owens Corning in the fourth quarter of 1998 increased its asbestos reserves by $1.4 billion. This resulted in an after-tax charge to 1998 earnings of $906 million. Subject to the variables and uncertainties referred to below, Owens Corning estimates that its liabilities associated with pending and unasserted future asbestos personal injury claims and its insurance recoveries in respect of such claims, at December 31, 1999, are as follows:

                 OWENS CORNING AND SUBSIDIARIES
                 -------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

22.  Contingent Liabilities (Continued)

                                   December 31,    December 31,
                                       1999            1998
                                       ----            ----
                                     (In millions of dollars)
Reserve  for  asbestos  litigation
claims
---------------------------------

Current                               $   950        $   850
Other                                     820          1,780
                                      -------         ------
Total Reserve                         $ 1,770        $ 2,630
                                      -------        -------

Insurance  for asbestos litigation
claims
---------------------------------

Current                               $    25        $   150
Other                                     205            260
                                      -------        -------
Total Insurance                       $   230        $   410
                                      -------        -------
Net Owens Corning Asbestos
Liability                             $ 1,540        $ 2,220
                                      =======        =======


The NSP has improved Owens Corning's ability to quantify the cost of resolving virtually all of the claims that were pending (filed and unfiled) against Owens Corning prior to the NSP. Nevertheless, Owens Corning cautions that its estimate of its liabilities for unresolved pending and expected future non-NSP claims, as well as future NSP claims is influenced by numerous variables that are difficult to predict and that such estimate therefore remains subject to considerable uncertainty. Such variables include, among others, the number, severity of disease, and jurisdiction of claims filed in the future (especially the number of mesothelioma claims); how many future claimants are covered by an NSP Agreement; the extent, if any, to which an individual claimant exercises his or her right to opt out of an NSP Agreement and/or utilize other counsel not participating in the NSP; the extent, if any, to which counsel that are not bound by an NSP Agreement undertake the representation of asbestos personal injury plaintiffs against Owens Corning; the extent, if any, to which Owens Corning exercises its right to terminate one or more of the NSP Agreements due to excessive opt-outs or for other reasons; and Owens Corning's success in controlling the costs of resolving claims outside the NSP. As referenced above, Owens Corning also notes that in recent months it has received a number of settlement demands from non-NSP plaintiff's counsel which have exceeded historical settlement averages for like cases. Although Owens Corning presently cannot assess what impact, if any, the number of extraordinarily high settlement demands might have on its estimate of its liabilities for asbestos claims, this event further contributes to the uncertainty surrounding that estimate.

Owens Corning will continue to review the adequacy of its estimates of liabilities and insurance on a periodic basis and make such adjustments as may be appropriate.

Management Opinion
------------------

Although any opinion is necessarily judgmental and must be based on an assessment of the variables and uncertainties described above, in the opinion of management, while any additional uninsured and unreserved costs which may arise out of pending personal injury asbestos claims and additional similar asbestos claims filed in the future may be substantial over time, management believes that such additional costs will not impair the ability of Owens Corning to meet its obligations or to reinvest in its businesses.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

22.  Contingent Liabilities (Continued)

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure. The vast majority of these claims are being resolved through the NSP, as described below.

National Settlement Program
---------------------------

Fibreboard is a participant in the NSP and is a party to the NSP Agreements discussed in Item A. The NSP Agreements became effective as to Fibreboard in the fourth quarter of 1999, when the Insurance Settlement (discussed below) became effective. The NSP Agreements settle asbestos personal injury claims that had been filed against Fibreboard by participating plaintiffs' law firms and claims that could have been filed against Fibreboard by such firms following the lifting, in the third quarter of 1999, of an injunction which had barred the filing of asbestos personal injury claims against Fibreboard. As of December 31, 1999, Fibreboard has settled, through the NSP, approximately 200,000 asbestos personal injury claims. The NSP Agreements also provide for the resolution of other future asbestos personal injury claims against Fibreboard through the administrative processing arrangement described in Item A. The timing of payments for settled and future Fibreboard claims will be consistent, generally, with the timing of Owens Corning payments, described in Item A.

Insurance Settlement
--------------------

In 1993, Fibreboard and two of its insurers, Continental Casualty Company ("Continental") and Pacific Indemnity Company ("Pacific"), entered into the Insurance Settlement. The Insurance Settlement became effective in the fourth quarter of 1999 and is final and not subject to appeal.

Since 1993, Continental and Pacific have paid, either directly or through an escrow account funded by them, for substantially all settlements of asbestos claims reached prior to the initiation of the NSP. Under the Insurance Settlement, Continental and Pacific provided $1,873 million during the fourth quarter of 1999 to fund Fibreboard's costs of resolving pending and future asbestos claims, under the NSP, in the tort system, or otherwise.

The Insurance Settlement funds are held in and invested by the Fibreboard Settlement Trust and are available to satisfy Fibreboard's pending and future asbestos related liabilities. As of December 31, 1999, $1,838 million was held in the Fibreboard Settlement Trust. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced as applied to satisfy Fibreboard's asbestos liabilities. Generally, it is expected that payments of Fibreboard's asbestos liabilities will be paid directly by the Fibreboard Settlement Trust on behalf of Fibreboard. Any asbestos related amounts paid directly by Fibreboard are subject to reimbursement from the Trust's assets. Under the terms of the Trust, any of such assets which ultimately are not used to fund Fibreboard's asbestos liabilities must be distributed to charity.

                 OWENS CORNING AND SUBSIDIARIES
                 -------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

22.   Contingent Liabilities (Continued)

Funds held in the Fibreboard Settlement Trust are reflected on Owens Corning's consolidated balance sheet as restricted assets. These assets are reflected as current assets or other assets, with each category denoted "Restricted securities - Fibreboard". The funds held in the Trust must be expended either in connection with Fibreboard's asbestos related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. Accordingly, Owens Corning's consolidated balance sheet also reflects liabilities in an aggregate amount equal to the funds held in the Trust. These liabilities, denoted as "Asbestos-related liabilities - Fibreboard", are reflected as current or other liabilities, depending on the period in which payment is expected. At December 31, 1999, Owens Corning estimates Fibreboard's asbestos related liabilities at $1,750 million. See Note 23 for additional information concerning the Fibreboard Settlement Trust.

Asbestos Related Payments
-------------------------

Gross payments for asbestos litigation claims against Fibreboard during 1999 were approximately $136 million, all of which were paid/reimbursed by Fibreboard's insurers or the Fibreboard
Settlement Trust. Owens Corning currently estimates that Fibreboard will incur total asbestos payments of approximately $900 million in 2000, $350 million in 2001 and $170 million in 2002, all of which are payable/reimbursable by the Fibreboard Settlement Trust as described above. The actual amounts of such payments will depend on numerous variables, including the rate at which NSP claims are submitted and processed, the severity of disease (especially mesothelioma) involved in such claims, the number of non-NSP claims resolved and the cost of resolving such claims.

Management Opinion
------------------

Owens Corning cautions that its estimate of Fibreboard's asbestos related liabilities is influenced by the same types of variables and is subject to similar uncertainty as in the case of Owens Corning. Although any opinion is necessarily judgmental and must be based on an assessment of the variables and uncertainties described above, Owens Corning believes the amounts available from the Fibreboard Settlement Trust will be adequate to fund Fibreboard's ongoing defense and indemnity costs associated with asbestos-related personal injury claims for the foreseeable future.

OTHER LIABILITIES

Various other lawsuits and claims arising in the normal course of business are pending against Owens Corning, some of which allege substantial damages. Management believes that the outcome of these lawsuits and claims will not have a materially adverse effect on Owens Corning's financial position or results of operations.

                 OWENS CORNING AND SUBSIDIARIES
                 -------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            -----------------------------------------
                           (Continued)

23.   Fibreboard Settlement Trust

Under the Insurance Settlement described in Note 22, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund Fibreboard's costs of resolving pending and future asbestos claims. The Insurance Settlement funds are held in and invested by the Fibreboard Settlement Trust (the "Trust") and are available to satisfy Fibreboard's pending and future asbestos related liabilities. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced as applied to satisfy Fibreboard's asbestos liabilities. Under the terms of the Trust, any Trust assets which ultimately are not used to fund Fibreboard's asbestos liabilities must be distributed to charity.

The  Trust is a qualified settlement fund for federal income  tax purposes, and is taxed separately from Owens Corning on  its  net
taxable   income,  after  deduction  for  related  administrative
expenses.

General Accounting Treatment
----------------------------

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and are reflected on Owens Corning's consolidated balance sheet as restricted assets. These assets are reflected as current assets or other assets, with each category denoted "Restricted securities - Fibreboard". The funds held in the Trust must be expended either in connection with Fibreboard's asbestos related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. Accordingly, Owens Corning's consolidated balance sheet also reflects liabilities in an aggregate amount equal to the funds held in the Trust. These liabilities, denoted as "Asbestos related liabilities - Fibreboard," are reflected as current or other liabilities, depending on the period in which payment is expected. At December 31, 1999, Owens Corning estimates Fibreboard's asbestos related liabilities at $1.750 billion, with a residual obligation to charity of $88 million. Payments from the Trust for asbestos related liabilities reduce both the assets and related liabilities on the consolidated balance sheet.

For accounting purposes, the Trust Assets are classified from time to time as "available for sale" or "held to maturity" and are reported in the Company's consolidated financial statements in accordance with SFAS No. 115, "Accounting for Certain
Investments in Debt and Equity Securities." Accordingly, marketable securities classified as available for sale are recorded at fair market value and marketable securities designated as held to maturity are recorded at amortized cost.

Any unrealized increase/decrease in fair market value is reflected as a change in the carrying amount of the asset on the consolidated balance sheet as well as an increase/decrease to other comprehensive income within stockholders' equity, net of tax. The residual liability to be paid to charity will also increase/decrease, with a related decrease/increase to other comprehensive income within stockholders' equity, net of tax.

Any earnings and realized gains/losses on the Trust Assets are reflected as an increase/decrease in the carrying amount of such assets on the consolidated balance sheet as well as other income/expense on the consolidated statement of income. The residual liability to be paid to charity will also increase/decrease, with related other expense/income on the consolidated statement of income. Cost for purposes of computing realized gains/losses is determined using the specific identification method.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

23.   Fibreboard Settlement Trust (Continued)

Results for the Period Ending December 31, 1999
-----------------------------------------------

Since the funding of the Trust in the fourth quarter of 1999, Trust Assets generated interest/dividend earnings of approximately $17 million, which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. This income, however, has been offset by an equal charge to other expense, which represents the increase in the residual liability to be paid to charity.

Payments for asbestos litigation claims from the Trust during December 1999 were approximately $51 million. Such payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities during December 1999 resulted in a realized loss of less than $1 million. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At December 31, 1999, the fair market value adjustment for those securities designated as available for sale resulted in an unrealized loss of approximately $1 million. This loss has been reflected in the Company's consolidated balance sheet as a reduction to the carrying amount of the asset and a charge to other comprehensive income. This loss has also been reflected as a reduction to the liability to be paid to charity, with a corresponding credit to other comprehensive income.

At December 31, 1999, the fair value of Trust Assets was $1.838 billion, all of which were invested in marketable securities. $900 million of these marketable securities have been classified as a current asset while the remaining securities have been classified as noncurrent assets.

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at December 31, 1999 are as follows:


                                    Gross         Gross
                     Amortized    Unrealized    Unrealized   Fair
                       Cost         Gain          Loss       Value
                     ---------    ----------    ----------   ---------
                              (In millions of dollars)


US Government Bonds   $   221       $    -       $    -       $  221
Municipal Bonds           199            -            -          199
Corporate Bonds            85            -            -           85
Corporate Notes         1,334            -           (1)       1,333
                     ---------    ----------    ----------    ---------

Total                 $ 1,839       $    -       $   (1)      $1,838



Maturities of investment securities classified as available for sale at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Continued)

23.   Fibreboard Settlement Trust (Continued)


                                   Amortized
                                     Cost           Fair Value
                                     ----           ----------
                                     (In millions of dollars)

Due within one year               $    1,152       $    1,152
Due after one year through
five years                                72               72
Due after five years through
ten years                                 87               87
Due after ten years                      528              527
                                  -----------      -----------
Total                             $    1,839       $    1,838


The table below summarizes Trust activity from inception to December 31, 1999:


                       Interest  Unrealized   Sale    Realized
             Balance     and       Gain/       of      Gain/            Balance
             12/8/99   Dividends   (Loss)  Securities  (Loss)  Payments 12/31/99
             -------   --------- --------- ---------- -------- -------- --------
                                      (In millions of dollars)
Assets
------
Cash           $    -   $ -      $    -     $    51    $ -      $(51)    $ -

Marketable
Securities:
  Available
   for Sale    $1,873   $17      $   (1)    $   (51)     -         -     $1,838
               ------   -----    -------    --------   -----    ------   -------

Total Assets   $1,873   $17      $   (1)    $     -    $ -      $(51)    $1,838
               ======   =====    =======    ========   ======   ======   =======

Liabilities
-----------
Asbestos
Litigation
  Claims       $1,801   $ -      $    -     $     -    $  -     $(51)    $1,750
Charity        $   72   $17      $   (1)          -       -        -     $   88
               ------  -----     -------    --------   ------   ------   -------
Total
Liabilities    $1,873   $17      $   (1)    $     -    $  -     $(51)    $1,838
               ======  =====     =======    ========   ======   ======   =======

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

24.  Quarterly Financial Information (Unaudited)

                                            Quarter
                            -------------------------------------
                            First     Second     Third    Fourth
                            -----     ------     -----    ------
                      (In millions of dollars, except share data)
1999
----

Net sales                   $ 1,130   $1,310     $1,333    $1,275
Cost of sales                   871      987        986       980
                             -------   ------    -------   ------

Gross margin                $  259    $  323     $  347    $  295
                             =======   ======    =======   ======

Net income                  $   44    $   76     $   89    $   61
                             =======   ======    =======   ======

Net income per share:

  Basic net income
   per share                $   .81   $  1.41    $  1.64   $ 1.11
                             =======   =======   =======   ======
  Diluted net income
    per share               $   .77   $  1.31    $  1.53   $ 1.05
                             =======   =======   =======   ======

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------
                           (Continued)

24.  Quarterly Financial Information (Unaudited)(Continued)

                                            Quarter
                            ------------------------------------
                            First     Second     Third     Fourth
                            -----     ------     -----     ------
                          (In millions of dollars, except share data)
1998
----

Net sales                   $1,137    $1,286     $1,324   $1,262

Cost of sales                  938       985      1,060      961
                             ------    -------    ------   ------

Gross margin                $  199    $  301     $  264    $ 301
                             ======    ========   ======   ======

Income (loss) before
  extraordinary item             8        59        135    (868)

Extraordinary loss
  (Note 2)                       -         -       (39)        -
                             ------    --------   -------  ------

Net income (loss)           $    8    $   59     $   96    $(868)
                             ======    ========   =======  ======

Net income (loss) per share:

  Basic net income (loss) per share:
   Income (loss) before
     extraordinary item        .16       1.09       2.51   (16.16)

 Extraordinary
    loss (Note 2)                -         -        (.72)      -
                              ------   --------   --------  -------

  Net income (loss)
    per share               $   .16   $  1.09    $  1.79   $(16.16)
                             ========  ========   ========  =======
  Diluted net income (loss) per share:
   Income (loss) before
     extraordinary item     $   .16   $  1.02    $  2.32   $(16.16)

   Extraordinary loss
     (Note 2)                    -         -        (.66)         -
                             -------   --------   -------- --------

   Net income (loss)
     per share              $   .16   $  1.02    $  1.66   $(16.16)
                             =======   ========   =========  =======

             INDEX TO FINANCIAL STATEMENT SCHEDULES
             --------------------------------------

Number    Description                                        Page
------    -----------                                        ----

II        Valuation and Qualifying Accounts
            and Reserves - for the years ended
            December 31, 1999, 1998, and 1997..................91

                 OWENS CORNING AND SUBSIDIARIES
                 ------------------------------

  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
  -------------------------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      -----------------------------------------------------


Column A                 Column B       Column C      Column D Column E

                                        Additions
                                    ----------------
                                       (1)      (2)
                          Balance   Charged
                          at        to       Charged             Balance
                          Beginning Costs    to                  at
                          of        and      Other               End of
Classification            Period    Expenses Accounts Deductions Period
--------------            --------  -------- -------- ---------- ------
                                     (In millions of dollars)
FOR THE YEAR ENDED
 DECEMBER 31, 1999:
 Allowance deducted
   from asset to
   which it applies -
     Doubtful Accounts     $  23    $   5    $   -    $  2 (B)     $ 26
 Reserve to which it
   applies -
     Restructure Costs        49        -        -      28 (C)       21(E)

FOR THE YEAR ENDED
 DECEMBER 31, 1998:
 Allowance deducted
 from asset to
 which it applies -
   Doubtful Accounts       $  20    $   9    $   -    $   6(B)     $ 23
 Reserve to which
   it applies -
   Restructure Costs          44       93        -       88(C)       49(D)

FOR THE YEAR ENDED
 DECEMBER 31, 1997:
 Allowance deducted
  from asset to
  which it applies -
   Doubtful Accounts       $  17    $   3    $  6(A)  $   6(B)     $ 20
Reserve to which
  it applies -
  Restructure Costs           34       40        -       30(C)       44


Notes:

(A)  Allowances of subsidiaries acquired.

(B)  Uncollectible accounts written off, net of recoveries.

(C)  Cash payments.

(D)  Includes non-current liabilities of $14 million.

(E)  Includes non-current liabilities of $8 million.

                          EXHIBIT INDEX
                          -------------

Exhibit
Number                        Document Description
--------                      --------------------

(3)    Articles of Incorporation and By-Laws.

          (i) Certificate of Incorporation of Owens Corning, as amended (incorporated herein by reference to Exhibit
               (3) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31,
               1997).

          (ii) By-Laws of Owens Corning, as amended (filed herewith).

(4)    Instruments  Defining  the  Rights  of  Security  Holders,
       Including Indentures.

       Indenture, dated as of May 5, 1997, between Owens Corning and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5.1 to Owens Corning's current report on Form 8-K (File No. 1-3660), filed May 14,
       1997).

       Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning's quarterly report on Form 10-Q (File No. 1-
       3660) for the quarter ended June 30, 1997), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (4) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31,
       1997) and Amendment No. 2 thereto (incorporated herein by reference to Exhibit (4) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998).

       Owens  Corning  agrees  to furnish to  the Securities  and
       Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of Owens Corning's total assets.

(10)   Material Contracts.

       Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30,
       1997), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (4) to Owens Corning's annual report on Form 10-K (File No. 1-
       3660)   for  the  year  ended  December  31,  1997)   and
       Amendment No. 2 thereto (incorporated herein by reference to Exhibit (4) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998).

       * Director's Charitable Award Program, as amended (filed herewith).

       * Key  Management Severance Agreement with David T.  Brown
         (filed herewith).

                          EXHIBIT INDEX
                          -------------


        * Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).

          The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999:

        * - Owens Corning Deferred Compensation Plan.

        * - Corporate Incentive Plan Terms Applicable to Certain Executive Officers.

          The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998:

         * - Stock Performance Incentive Plan, as amended.

         * - Key  Management  Severance Agreement with  Maura  Abeln
             Smith.

         * - Key  Management Severance Agreement with  Domenico  Cecere.

         * - Key  Management  Severance Agreement with  J.  Thurston
             Roach.

         * - Letter to Maura Abeln Smith.

         * - Letter to J. Thurston Roach.

         * Owens Corning Supplemental Executive Retirement Plan, effective as of January 1, 1998 (incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1998).

           The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997:

         * - Renewal Agreement, effective as of July 31, 1999, with
             Glen H. Hiner.

         * - Agreement with Domenico Cecere.

         * 1987 Stock Plan for Directors, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1997).

           The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1996:

          * - Long-Term Performance Incentive Plan Terms Applicable to Certain Executive Officers.

          * - Long-Term Performance Incentive Plan Terms Applicable to Officers Other Than Certain Executive Officers.

                          EXHIBIT INDEX
                          -------------

        * Agreement, dated as of January 1, 1995, with William W. Colville (incorporated herein by reference to Exhibit
          (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1994) and amendment dated September 29, 1997 (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997).

        * Executive  Supplemental Benefit Plan, as amended
          (incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File
          No.  1-3660) for the quarter ended March 31, 1993).

        * Employment Agreement, dated as of December 15, 1991, with Glen H. Hiner (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31,
          1991), as amended by First Amending Agreement made as of April 1, 1992 (incorporated herein by reference to Exhibit (19) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30,
          1992).

        * Form of Directors' Indemnification Agreement (incorporated herein by reference to Exhibit (10) to Owens
          Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1989).

        * Deferred Compensation Plan for Directors, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-
          3660) for the year ended December 31, 1987).

(11) Statement re Computation of Per Share Earnings (filed herewith).

(21)      Subsidiaries of Owens Corning (filed herewith).

(23)      Consent of Arthur Andersen LLP (filed herewith).

(27)      Financial Data Schedule (filed herewith).


* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.