Form 10-K/A
period 1999-12-31
OWENS CORNING
filed 2000-03-20
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-K/A
                         Amendment No. 1

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

Owens Corning's Form 10-K for the year ended December 31, 1999, filed on March 14, 2000, is hereby amended by amending Exhibit 27 thereof to read as set forth below.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      OWENS CORNING

                                      Registrant



Date:  March 20, 2000                 /s/  Deyonne F. Epperson
     ----------------                 ---------------------------
                                      Deyonne F. Epperson
                                      Vice President and
                                       Controller