Form 10-Q
period 2000-03-31
OWENS CORNING
filed 2000-05-08
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended March 31, 2000

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

                      Yes / X /     No /   /

  Shares of common stock, par value $.10 per share, outstanding at March 31, 2000

                           55,477,636

                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                 OWENS CORNING AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
                           (unaudited)


                                                    Quarter Ended
                                                      March 31,
                                                      ---------
                                               2000             1999
                                               ----             ----
                                              (In millions of dollars,
                                                 except share data)

NET SALES                                  $  1,257       $   1,130
COST OF SALES                                   972             871
                                           --------       ---------
     Gross margin                               285             259
                                           --------       ---------

OPERATING EXPENSES
     Marketing and administrative
       expenses                                 148             136
     Science and technology expenses             14              14
     Other (Note 4)                              18              (1)
                                           --------       ---------

        Total operating expenses                180             149
                                           --------       ---------

INCOME FROM OPERATIONS                          105             110

OTHER
  Cost of borrowed funds                         42              33
  Other (Note 12)                                 -               -
                                           --------       ---------


INCOME BEFORE PROVISION FOR INCOME TAXES         63              77

Provision for income taxes (Note 6)              13              27
                                           --------       ---------

INCOME BEFORE MINORITY INTEREST
  AND EQUITY IN NET INCOME OF AFFILIATES         50              50

Minority Interest                                (2)             (2)

Equity in net income (loss) of affiliates         -              (4)
                                           --------       ---------

NET INCOME                                $      48       $      44
                                          =========       =========

NET INCOME PER COMMON SHARE

Basic net income per share                $     .88       $     .81
                                          ---------       ---------
Diluted net income per share              $     .84       $     .77
                                          ---------       ---------

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

   Basic                                      54.6            53.9
   Diluted                                    59.8            59.3


       The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (unaudited)

                                              March 31,     December 31,
                                                 2000           1999
                                                 ----           ----
                                              (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents               $     41           $    70
     Restricted cash (Note 11)                    256                 -
     Restricted cash and securities -
       Fibreboard - current
       portion (Note 12)                          711               900
     Receivables                                  531               358
     Inventories (Note 7)                         511               466
     Insurance for asbestos litigation
       claims - current portion (Note 11)           -                25
     Deferred income taxes                        184               185
     Income tax receivable                          4                61
     Other current assets                          23                23
                                            ---------          --------
           Total current                        2,261             2,088
                                            ---------          --------
OTHER

     Insurance for asbestos litigation
       claims (Note 11)                           218               205
     Restricted cash and securities -
       Fibreboard (Note 12)                       879               938
     Deferred income taxes                        543               547
     Goodwill                                     716               743
     Investments in affiliates                     57                65
     Other noncurrent assets                      243               208
                                            ---------          --------
           Total other                          2,656             2,706
                                            ---------          --------
PLANT AND EQUIPMENT, at cost

Land                                               68                70
Buildings and leasehold improvements              726               725
Machinery and equipment                         2,659             2,639
Construction in progress                          257               258
                                            ---------          --------
                                                3,710             3,692

  Less-accumulated depreciation                (2,003)           (1,992)
                                            ---------          --------

      Net plant and equipment                   1,707             1,700
                                            ---------          --------

TOTAL ASSETS                                $   6,624           $ 6,494
                                            =========          ========

        The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET (continued)
                           (unaudited)

                                              March 31,     December 31,
                                                 2000           1999
                                                 ----           ----
                                              (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT
     Accounts payable and accrued
        liabilities                           $   717        $   839
     Reserve for asbestos litigation
        claims - current portion
        (Note 11)                                 806            950
     Asbestos-related liabilities -
       Fibreboard - current portion
       (Note 12)                                  711            900
     Short-term debt                              105             68
     Long-term debt - current portion             157            159
                                              -------        -------
        Total current                           2,496          2,916
                                              -------        -------

LONG-TERM DEBT                                  2,410          1,764
                                              -------        -------

OTHER

     Reserve for asbestos litigation claims
       (Note 11)                                  742            820
     Asbestos-related liabilities -
       Fibreboard (Note 12)                       879            938
     Other employee benefits liability            319            318
     Pension plan liability                        38             42
     Other                                        342            339
                                              -------        -------
        Total other                             2,320          2,457
                                              -------        -------

COMPANY OBLIGATED SECURITIES OF
  ENTITIES HOLDING SOLELY PARENT
  DEBENTURES                                      194            194
                                              -------        -------

MINORITY INTEREST                                  46             44
                                              -------        -------

STOCKHOLDERS' EQUITY
     Common stock                                 702            695
     Deficit                                   (1,466)        (1,510)
     Accumulated other comprehensive income
       (Notes 9 and 12)                           (66)           (51)
     Other                                        (12)           (15)
                                              -------        -------

        Total stockholders' equity               (842)          (881)
                                              -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                    $  6,624        $ 6,494
                                             ========        =======

       The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited)


                                                     Quarter Ended
                                                       March 31,
                                                       ---------
                                                  2000           1999
                                                  ----           ----
                                               (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

  Net income                                 $    48        $       44
  Reconciliation of net cash provided by
    operating activities:
        Noncash items:
          Provision for depreciation and
            amortization                          48                53
          Provision (credit) for deferred
            income taxes                           4                23
          Other                                  (13)                5
        (Increase) decrease in receivables      (181)              (86)
        (Increase) decrease in inventories       (57)              (53)
        Increase (decrease) in accounts
          payable and accrued liabilities        (80)             (181)
        (Increase) decrease in income
          tax receivable                          50                80
        Proceeds from insurance for asbestos
          litigation claims, excluding
          Fibreboard (Note 11)                    12                19
        Payments for asbestos litigation
          claims, excluding Fibreboard
           (Note 11)                            (223)             (195)
        (Increase) decrease in restricted
          cash (Note 11)                        (256)                -
        Other                                    (31)              (13)
                                             -------           -------

            Net cash flow from operations    $  (679)          $  (304)
                                             -------           -------
NET CASH FLOW FROM INVESTING

        Additions to plant and equipment     $   (68)          $   (40)
        Investment in subsidiaries, net of
           cash acquired                          (4)                -
        Proceeds from the sale of business
           or affiliate (Note 4)                  50                 -
        Other                                     (2)              (11)
                                             -------           -------

            Net cash flow from investing     $   (24)          $   (51)
                                             -------           -------


         The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited)

                                                   Quarter Ended
                                                     March 31,
                                                     ---------
                                                2000            1999
                                                ----            ----
                                             (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions to long-term credit
    facilities                               $   655         $     91
  Other additions to long-term debt                -              250
  Other reductions to long-term debt             (11)               -
  Net increase in short-term debt                 35               18
  Dividends paid                                  (4)              (4)
  Other                                            -               (3)
                                             -------         --------

      Net cash flow from financing           $   675         $    352
                                             -------         --------

Effect of exchange rate changes on cash           (1)               -
                                             -------         --------

Net increase (decrease) in cash and cash
  equivalents                                    (29)              (3)

Cash and cash equivalents at beginning of
  period                                          70               54
                                             -------         --------
Cash and cash equivalents at end of
  period                                     $    41         $     51
                                             =======         ========

         The accompanying notes are an integral part of this statement.

                 OWENS CORNING AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

1.  SEGMENT DATA

                                                   Quarter Ended
                                                     March 31,
                                                     ---------
                                                2000          1999
                                                ----          ----
                                             (In millions of dollars)
NET SALES

Reportable Operating Segments
-----------------------------

  Building Materials
    United States                           $      905      $    814
    Europe                                          57            63
    Canada and other                                45            48
                                            ----------      --------

       Total Building Materials                  1,007           925
                                            ----------      --------
   Composite Materials
     United States                                 158           128
     Europe                                         85            82
     Canada and other                               41            26
                                            ----------      --------

       Total Composite Materials                   284           236
                                            ----------      --------

       Total Reportable Operating Segments       1,291         1,161

Reconciliation to Consolidated Net Sales
----------------------------------------
  Composite Materials U.S. Sales to
    Building Materials U.S.                        (34)          (31)
                                            ----------      --------

       Net sales                            $    1,257      $  1,130
                                            ==========      ========

External Customer Sales by Geographic Region
--------------------------------------------
  United States                             $    1,029      $    911
  Europe                                           142           145
  Canada and other                                  86            74
                                            ----------      --------

       Net Sales                            $    1,257      $  1,130
                                            ==========      ========


                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

1.  SEGMENT DATA (continued)

                                                   Quarter Ended
                                                     March 31,
                                                     ---------
                                                2000           1999
                                                ----           ----
                                              (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Reportable Operating Segments
-----------------------------
  Building Materials
    United States                             $     73        $   70
    Europe                                          (1)            3
    Canada and other                                 4             4
                                              --------       -------

       Total Building Materials                     76            77
                                              --------       -------
   Composite Materials
     United States                                  48            28
     Europe                                          -             -
     Canada and other                                7             3
                                              --------       -------

       Total Composite Materials                    55            31
                                              --------       -------

       Total Reportable Operating Segments    $    131       $   108
                                              ========       =======

Geographic Regions
    United States                             $    121       $    98
    Europe                                          (1)            3
    Canada and other                                11             7
                                              --------       -------

        Total Reportable Operating
          Segments                            $    131       $   108
                                              --------       -------

Reconciliation to Consolidated Income
Before Provision for Income Taxes
-------------------------------------

   Realignment and other costs                     (11)            -
   Loss on sale of affiliate or business            (5)            -
   General corporate income (expense)              (10)            2
   Cost of borrowed funds                          (42)          (33)
                                              --------       -------

      Consolidated Income Before Provision
        for Income Taxes                      $     63       $    77
                                              ========       =======

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)
2. GENERAL

The financial statements included in this Report are condensed and unaudited, pursuant to certain Rules and Regulations of the Securities and Exchange Commission, but include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year.

In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

3. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS

During 1998, the Company recorded a $243 million pretax charge for restructuring and other actions as the final phase of the Company's previously announced program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. Including the $143 million pretax charge for restructuring and other actions in the fourth quarter of 1997, the Company recorded a total pretax charge of $386 million during 1997 and 1998.

The $243 million pretax charge during 1998 was comprised of a $117 million charge associated with the restructuring of the Company's business segments and a $126 million charge associated with other actions, the majority of which represent asset impairments. The $117 million restructure charge has been classified as a separate component of operating expenses on the Company's consolidated statement of income while the $126 million charge for other actions was comprised of a $65 million charge to cost of sales, a $7 million charge to marketing and administrative expenses, and a $54 million charge to other operating expenses. The components of the restructure charge included $90 million for personnel reductions and $27 million for the divestiture of non-strategic businesses and facilities, of which $24 million represented non-cash asset write-downs to estimated fair value and $3 million represented exit cost liabilities, comprised primarily of lease commitments. The $90 million for personnel reductions represented severance costs associated with the elimination of approximately 1,900 positions worldwide. The primary groups affected included manufacturing and administrative personnel. As of March, 2000, approximately $79 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 1,900 positions, the majority of whose severance payments were made over the course of 1998 and 1999. Charges of approximately $3 million have been made against exit cost liabilities and no adjustments have been made to the liability.

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

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

3. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS (continued)

The $25 million for personnel reductions during the fourth quarter of 1997 represents severance costs associated with the elimination of nearly 550 positions worldwide. The primary employee groups affected include manufacturing and corporate administrative personnel. As of March 31, 2000, approximately $22 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 550 employees, the majority of whose severance payments were over the course of 1998 and 1999, and approximately $10 million has been charged against exit cost liabilities. No adjustments have been made to the liability.

The following table summarizes the status of the liabilities from the restructure program described above, including cumulative spending and adjustments and the remaining balance as of March
31, 2000:

(In millions of dollars)

                                 Beginning       Total         Ending
                                 Liability      Payments     Liability
                                 ---------      --------     ---------

Personnel Costs                   $   115        $  (101)     $   14
Facility and Business Exit Costs       16            (13)          3
Other                                   2             (2)          -
                                 --------       --------     -------
Total                             $   133        $  (116)     $   17
                                 ========       ========     =======

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

4.   ACQUISITIONS AND DIVESTITURES OF BUSINESSES

During the first quarter of 2000, the Company completed the sale of the assets of Falcon Foam, a producer of foam insulation in Michigan and California. Net proceeds from the sale were $50 million and resulted in a pretax loss of approximately $5 million including transaction costs. This net loss was recorded as other operating expenses on the consolidated statement of income. During the first quarter of 2000, the Company also realigned its vinyl siding manufacturing operations, resulting in the closure of its Fair Bluff, North Carolina manufacturing plant. This realignment resulted in a $9 million pretax expense, all of which was recorded as other operating expenses on the consolidated statement of income.

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

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

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

6. INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:


                                          Quarter Ended March 31,
                                           2000             1999
                                           ----             ----

   U.S. federal statutory rate             35%               35%
   State and local income taxes             2                 3
   Special tax election (a)               (18)                -
   Foreign tax rate differences             1                 -
   Other                                    -                (3)
                                          ----              ----

   Effective tax rate                      20%               35%
                                          ====              ====

(a) Represents the implementation of a tax strategy associated with one of our foreign subsidiaries.

7. INVENTORIES

                                       March 31, 2000    December 31, 1999
                                       --------------    -----------------
   Inventories are summarized as            (In millions of dollars)
   follows:

   Finished goods                           $ 393              $ 374
   Materials and supplies                     185                158
                                            -----              -----
   FIFO inventory                             578                532
   Less:  Reduction to LIFO basis             (67)               (66)
                                            -----              -----
   Total inventory                          $ 511              $ 466
                                            =====              =====

Approximately $307 million and $269 million of FIFO inventories were valued using the LIFO method at March 31, 2000 and December
31, 1999, respectively.

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

8. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:


                                      Quarter Ended March 31,
                                         2000          1999
                                         ----          ----
                                      (In millions of dollars)

   Income taxes                          $(44)        $(82)
   Cost of borrowed funds                  41           27


The   Company   considers  all  highly  liquid  debt  instruments
purchased with a maturity of three months or less to be cash equivalents.

Please refer to Notes 4 and 12 for disclosure of Non-Cash activities.

9. COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended March 31, 2000 and 1999 was $34 million and $33 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, and deferred gains and losses on certain hedging transactions.

10.  EARNINGS PER SHARE

The following table reconciles the net income and weighted average number of shares used in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share.


                                         Quarter Ended March 31,
                                           2000          1999
                                           ----          ----
                                        (In millions of dollars,
                                           except share data)

   Net income used for basic earnings
     per share                           $    48        $    44
   Net income effect of assumed
     conversion of preferred securities        2              2
                                         -------        -------
   Net income used for diluted
     earnings per share                  $    50        $    46
                                         =======        =======

   Weighted average number of shares
     outstanding used for basic
     earnings per share (thousands)       54,590         53,932
   Deferred awards and stock options         598            768
   Shares from assumed conversion of
     preferred securities                  4,566          4,566
                                         -------        -------

   Weighted average number of shares
     outstanding and common equivalent
     shares used for diluted earnings
     per share (thousands)                59,754         59,266
                                         =======        =======

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

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

National Settlement Program
---------------------------

Owens Corning has implemented a National Settlement Program ("NSP"), which it continues to expand. As of March 31, 2000, the number of plaintiffs' law firms participating in the NSP is approximately 115 and Owens Corning has settled, through the NSP, more than 235,000 asbestos personal injury claims. The NSP also establishes procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms without litigation through at least 2008. Average payments made under the NSP are substantially lower than those experienced by Owens Corning for comparable claims prior to the NSP.

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

Terms and Conditions of NSP Agreements
--------------------------------------

Under the NSP, each participating law firm has agreed to a long-term settlement agreement ("NSP Agreement"). All NSP Agreements provide for the resolution of both present claims (those claims, including unfiled claims, pending at the time a participating firm enters into an NSP Agreement) and future claims (those claims that may arise after a participating firm enters into an NSP Agreement) against either Owens Corning or Fibreboard, or both. The NSP allows both present and future claimants to receive prompt payment without incurring the significant delays and uncertainties of litigation, while enabling Owens Corning and Fibreboard to manage their respective businesses predictably and efficiently.

Settlement amounts for both present and future claims have been negotiated with each participating firm, and each firm has communicated with its respective clients to obtain authority to settle individual claims. Payments to each claimant may vary based on a number of factors, including the type and severity of
disease,  age and occupation.   All payments will be  subject  to
satisfactory evidence of a qualifying medical condition and exposure

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

to Owens Corning's and/or Fibreboard's products, delivery of customary releases by each claimant, and other conditions. Certain claimants settling non-malignancy claims with Owens Corning and/or Fibreboard are or will be entitled to an agreed pre-determined amount of additional compensation if they later develop a more severe asbestos-related medical condition.

Owens Corning and Fibreboard (see Item B below) each retains the right to terminate any individual NSP Agreement if in any year more than a specified number of plaintiffs represented by the plaintiffs' firm in question reject and ultimately opt out of such agreement. Opt out procedures for future claims are specified in the settlement agreements, and provide for mediation and further negotiation before a claimant may pursue his or her case in the court system.

As to future claims, each participating NSP firm has agreed (consistent with applicable legal requirements) to recommend to its future clients, based on appropriately exercised professional judgment, to resolve any future asbestos personal injury claims against Owens Corning and/or Fibreboard through an administrative processing arrangement, rather than litigation. In the case of future non-malignancy claims, claimants must present medical evidence of functional impairment, as well as the product exposure criteria and other requirements set forth above, to be entitled to compensation.

Payments to claimants for both settled present and future claims are being managed by Integrex, a wholly-owned Owens Corning subsidiary that specializes in, among other things, claims processing.

Payment Schedules
-----------------

Payments under the NSP for settled present claims will generally be made through 2005, with the majority of payments made in 1999 and 2000. It is anticipated that payments for a limited number of future "exigent claims" (principally those of living malignancy claimants) will generally begin in 2000. Payments for other qualifying future claims generally will begin in 2003, and will be made on the following schedule, based on when such claims are accepted by Owens Corning for payment:


Date Accepted for Payment                   Year  in  which Claim Will be Paid
-------------------------------------        ----------------------------------
January  1,  1999  through  June  30, 2000                    2003

July  1,  2000  through December  31, 2001                    2004

January  1,  2002  through  June  30,  2003                   2005

July  1,  2003  through December  31,  2004                   2006

January  1,  2005  through  June  30,  2006                   2007

July 1, 2006 or later                                    60  days  to  one
                                                           year after acceptance

The  schedule of payments for qualifying future claims under  NSP
Agreements entered into during the fourth quarter of 1999 and thereafter will be delayed by at least one year.

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

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

In addition to the right to defer payments for future cases, Owens Corning has requested that NSP participating firms agree to defer payments in 2000 through 2002 on present cases to the extent necessary to ensure that Owens Corning limits its total asbestos payments to the following schedule: $950 million in 2000, $400 million in 2001, and $250 million in 2002. This deferral program is designed to ensure continued predictability and manageability of Owens Corning's cash flow, while taking into account the ongoing expansion of the NSP, the timing of expected future insurance recoveries, efficient tax planning, and compliance with ongoing loan covenants. Owens Corning has agreed to pay any such deferred amounts in two equal installments in 2003 and 2004, subject to then applicable loan covenants. Any such deferred amounts paid in 2003 and 2004 would be in addition to the payments for future Owens Corning claims (described above) during such years.

To respond to Owens Corning's request for deferrals, the NSP firms appointed an Executive Committee to consider the request, conduct appropriate due diligence, and make a recommendation to NSP participating firms. This review has been completed, and the Executive Committee has agreed to recommend the schedule of payments described above ("Deferral Program"). To facilitate implementation of the Deferral Program, Owens Corning will request that each participating firm agree to amend its respective NSP Agreement accordingly.

Asbestos-Related Payments
-------------------------

In the first quarter of 2000, Owens Corning made $479 million of asbestos-related payments, falling within four major categories:
(1) Settlements in respect of verdicts incurred or claims resolved prior to the implementation of the NSP ("Pre-NSP
Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and (4) Defense, claims processing and administrative expenses, as follows:


                                   (In millions of dollars)

   Pre-NSP Settlements                        $   25
   NSP Settlements                               426
   Non-NSP Settlements                            18
   Defense, Claims Processing and
     Administrative Expenses                      10
                                              ------
                                              $  479

The payments for NSP Settlements include amounts deposited in escrow accounts established to facilitate claims processing
("Administrative  Deposits").  At March 31,  2000,  approximately

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

$256 million of Administrative Deposits made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets, under the caption "Restricted cash", and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below).

All amounts discussed above are before tax and application of insurance recoveries. Owens Corning currently estimates that it will make asbestos-related payments (including Administrative Deposits) before tax and application of insurance recoveries of approximately $950 million during 2000, $400 million in 2001 and $250 million in 2002. The actual amounts of such payments will depend on numerous variables, including: (1) the rate at which NSP claims are submitted and processed; (2) the severity of disease involved in such claims; (3) the number and type of non-NSP claims resolved; (4) the cost of resolving such claims, including defense costs; (5) the amount of insurance recoveries obtained; and (6) the acceptance and applicability of the Deferral Program described above.

Since inception of the NSP, Owens Corning has attempted to settle individual non-NSP claims for payments consistent with payments to NSP claimants. Such settlements are preferable to trials, provided that the agreed settlement is fair in relation to similarly situated NSP claimants, because both the timing and amount of such payments are more predictable. Owens Corning notes that in recent months it has received a number of settlement demands from non-NSP plaintiffs' counsel which have exceeded historical settlement averages for like cases. In the event this trend continues, and Owens Corning is unable to reach acceptable settlements, Owens Corning may have to take certain cases to trial in order to obtain fair and appropriate resolution of those cases, and to pay settlement amounts that more closely approximate NSP settlement values. If this strategy is successful, non-participating plaintiffs' counsel may elect to join the NSP rather than continue to seek excessive settlement values. However, the possibility of adverse verdicts which exceed NSP settlement values, the increased costs of defense and appeals, and the delays inherent in litigation, may affect the predictability of Owens Corning's estimated cash outflows for asbestos.

Asbestos Legislation
--------------------

In the fall of 1999, both the United States Senate and House of Representatives held hearings on proposed legislation (S 758 and HR 1283) intended to address the problem of asbestos litigation. Although the original House and Senate proposals were virtually identical, the House has been active in considering revisions to HR 1283. In the first quarter of 2000, the House Judiciary Committee approved HR 1283, amended to protect private settlement plans and to make such plans enforceable. Owens Corning believes that key members of Congress view the NSP favorably and that, if any asbestos legislation is eventually enacted, it will be consistent with the continued implementation of the NSP.

Other Asbestos-Related Litigation
---------------------------------

As previously reported, Owens Corning believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or exacerbated by cigarette smoking. Owens
Corning
                             - 17 -

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

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

Insurance
---------

As of March 31, 2000, Owens Corning had approximately $218 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. A substantial portion of this amount represents unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning has estimated its probable recoveries. Owens Corning also has a significant amount of other unconfirmed potential non-products coverage with excess level carriers. The amount and timing of recoveries from excess level policies will depend on subsequent negotiations or proceedings.

Reserve
-------

Owens Corning's financial statements include a reserve for the estimated cost associated with Owens Corning's asbestos personal injury claims. This reserve was established initially through a charge to income in 1991, with an additional $1.1 billion charge to income (before taking into account probable non-products insurance recoveries) recorded in 1996. Reflecting the substantial new information about now settled present and expected future claims gained in the NSP negotiations with plaintiffs' law firms, and the recent changes in the legal environment referred to above, Owens Corning in the fourth quarter of 1998 increased its asbestos reserves by $1.4 billion. This resulted in an after-tax charge to 1998 earnings of $906 million. Subject to the variables and uncertainties referred to below, Owens Corning estimates that its liabilities associated with pending and unasserted future asbestos personal injury claims and its insurance recoveries in respect of such claims, at March 31, 2000, are as follows, including $256 million of Undistributed Administrative Deposits:

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)


                                              March 31,   December 31,
                                                2000          1999
                                                ----          ----
                                              (In millions of dollars)
   Reserve for asbestos litigation claims
   --------------------------------------
   Current                                    $   806       $   950
   Other                                          742           820
                                              -------       -------
   Total Reserve                              $ 1,548       $ 1,770
                                              -------       -------
   Insurance for asbestos litigation claims
   ----------------------------------------
   Current                                    $     -       $    25
   Other                                          218           205
                                              -------       -------
   Total Insurance                            $   218       $   230
                                              -------       -------
   Net Owens Corning Asbestos Liability       $ 1,330       $ 1,540
                                              =======       =======

The NSP has improved Owens Corning's ability to quantify the cost of resolving virtually all of the claims that were pending (filed and unfiled) against Owens Corning prior to the NSP. Nevertheless, Owens Corning cautions that its estimate of its liabilities for unresolved pending and expected future non-NSP claims, as well as future NSP claims, is influenced by numerous variables that are difficult to predict and that such estimate therefore remains subject to considerable uncertainty. Such variables include, among others, the cost of resolving pending non-NSP claims; the number, severity of disease, and jurisdiction of claims filed in the future (especially the number of mesothelioma claims); how many future claimants are covered by an NSP Agreement; the extent, if any, to which an individual claimant exercises his or her right to opt out of an NSP Agreement and/or utilize counsel not participating in the NSP; the extent, if any, to which counsel that are not bound by an NSP Agreement undertake the representation of asbestos personal injury plaintiffs against Owens Corning; the extent, if any, to which Owens Corning exercises its right to terminate one or more of the NSP Agreements due to excessive opt-outs or for other reasons; and Owens Corning's success in controlling the costs of resolving future non-NSP claims.

As referenced above, Owens Corning also notes that in recent months it has received a number of settlement demands from non-NSP plaintiffs' counsel which have exceeded historical settlement averages for like cases. Although Owens Corning presently cannot assess what impact, if any, the number of extraordinarily high settlement demands might have on its estimate of its liabilities for asbestos claims, this event further contributes to the uncertainty surrounding that estimate. Recent bankruptcies of two other defendants in the personal injury litigation may also have an adverse impact on future NSP claimants' willingness to accept agreed NSP values to resolve their claims, as well as on the cost of resolving future non-NSP claims.

Owens Corning will continue to review the adequacy of its estimates of liabilities and insurance on a periodic basis and make such adjustments as may be appropriate.

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

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

National Settlement Program
---------------------------

Fibreboard is a participant in the NSP and is a party to the NSP Agreements discussed in Item A. The NSP Agreements became effective as to Fibreboard in the fourth quarter of 1999, when the Insurance Settlement (discussed below) became effective. The NSP Agreements settle asbestos personal injury claims that had been filed against Fibreboard by participating plaintiffs' law firms and claims that could have been filed against Fibreboard by such firms following the lifting, in the third quarter of 1999, of an injunction which had barred the filing of asbestos personal injury claims against Fibreboard. As of March 31, 2000, Fibreboard has settled, through the NSP, approximately 200,000 asbestos personal injury claims. The NSP Agreements also provide for the resolution of other future asbestos personal injury claims against Fibreboard through the administrative processing arrangement described in Item A. The timing of payments for settled and future Fibreboard claims will be consistent, generally, with the timing of Owens Corning payments, described in Item A.

Insurance Settlement
--------------------

In 1993, Fibreboard and two of its insurers, Continental Casualty Company ("Continental") and Pacific Indemnity Company ("Pacific"), entered into the Insurance Settlement. The Insurance Settlement became effective in the fourth quarter of 1999 and is final and not subject to appeal.

Since 1993, Continental and Pacific paid, either directly or through an escrow account funded by them, for substantially all settlements of asbestos claims reached prior to the initiation of the NSP. Under the Insurance Settlement, Continental and Pacific provided $1,873 million during the fourth quarter of 1999 to fund Fibreboard's costs of resolving pending and future asbestos claims, under the NSP, in the tort system, or otherwise.

The  Insurance  Settlement  funds  are  held  in  and  invested
by   the   Fibreboard   Settlement   Trust   and   are

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

11.   CONTINGENT LIABILITIES

ITEM B. FIBREBOARD (EXCLUDING OWENS CORNING) (continued)

available to satisfy Fibreboard's pending and future asbestos-related liabilities. As of March 31, 2000, $1,479 million was held in the Fibreboard Settlement Trust and $111 million was held in Undistributed Administrative Deposits on behalf of Fibreboard. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced as applied to satisfy Fibreboard's asbestos liabilities. Generally, it is expected that payments of Fibreboard's asbestos liabilities will be paid directly by the Fibreboard Settlement Trust on behalf of Fibreboard. Any asbestos related amounts paid directly by Fibreboard are subject to reimbursement from the Trust's assets. Under the terms of the Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos liabilities must be distributed to charity.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. These assets are reflected as current assets or other assets, with each category denoted "Restricted cash and securities - Fibreboard". The funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such
liabilities.   Accordingly, Owens Corning's consolidated  balance
sheet also reflects liabilities in an aggregate amount equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits. These liabilities, denoted as "Asbestos-related liabilities - Fibreboard", are reflected as current or other  liabilities, depending on the period in which  payment  is
expected.    At   March   31,  2000,  Owens   Corning   estimates
Fibreboard's asbestos-related liabilities at $1,476 million.  See
Note  12  for  additional information concerning  the  Fibreboard
Settlement Trust.

Asbestos-Related Payments
-------------------------

In the first quarter of 2000, gross payments for asbestos litigation claims against Fibreboard were approximately $385 million, all of which were paid/reimbursed by the Fibreboard Settlement Trust. These payments fell within four major categories, as follows:


                                        (In millions of dollars)

   Pre-1993 and Interim Claims                $     11
   NSP Settlements                                 342
   Non-NSP Settlements                              20
   Defense, Claims Processing and
     Administrative Expenses                        12
                                              --------
                                              $    385


The payments for NSP Settlements include Administrative Deposits on behalf of Fibreboard. At March 31, 2000, there were approximately $111 million of Undistributed Administrative Deposits made on behalf of Fibreboard. As described above, these Undistributed Administrative Deposits are included as restricted assets, under the caption "Restricted cash and securities - Fibreboard", on Owens Corning's consolidated balance sheet.

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

11.   CONTINGENT LIABILITIES

ITEM B. FIBREBOARD (EXCLUDING OWENS CORNING) (continued)

Owens Corning currently estimates that Fibreboard will incur total asbestos payments (including Administrative Deposits) of approximately $800 million in 2000, $350 million in 2001 and $170 million in 2002, all of which are payable/reimbursable by the Fibreboard Settlement Trust as described above. The actual amounts of such payments will depend on the same variables and uncertainties as those described above affecting Owens Corning's payments.

Management Opinion
------------------

Owens Corning cautions that its estimate of Fibreboard's asbestos-related liabilities is influenced by the same types of variables and is subject to similar uncertainty as in the case of Owens Corning. Although any opinion is necessarily judgmental and must be based on an assessment of the variables and uncertainties described above, Owens Corning believes the amounts available from the Fibreboard Settlement Trust will be adequate to fund Fibreboard's ongoing defense and indemnity costs associated with asbestos-related personal injury claims for the foreseeable future.

OTHER LIABILITIES

Various other lawsuits and claims arising in the normal course of business are pending against Owens Corning, some of which allege substantial damages. Management believes that the outcome of these lawsuits and claims will not have a materially adverse effect on Owens Corning's financial position or results of operations.

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

12.   FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 11, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund Fibreboard's costs of resolving pending and future asbestos claims. The Insurance Settlement funds are held in and invested by the Fibreboard Settlement Trust (the "Trust") and are available to satisfy Fibreboard's pending and future asbestos-related liabilities. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced as applied to satisfy Fibreboard's asbestos liabilities. Under the terms of the Trust, any Trust assets which ultimately are not used to fund Fibreboard's asbestos liabilities must be distributed to charity.

The  Trust is a qualified settlement fund for federal income  tax purposes, and is taxed separately from Owens Corning on  its  net
taxable   income,  after  deduction  for  related  administrative
expenses.

General Accounting Treatment
----------------------------

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. These assets are reflected as current assets or other assets, with each category denoted "Restricted cash and securities - Fibreboard". The funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. Accordingly, Owens Corning's consolidated balance sheet also reflects liabilities in an aggregate amount equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits. These
liabilities, denoted as "Asbestos-related liabilities - Fibreboard," are reflected as current or other liabilities, depending on the period in which payment is expected. At March 31, 2000, Owens Corning estimates Fibreboard's asbestos-related liabilities at $1.476 billion, with a residual obligation to charity of $114 million. Payments from the Trust and distributions from Undistributed Administrative Deposits for asbestos-related liabilities reduce both the assets and related liabilities on the consolidated balance sheet.

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

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

12.   FIBREBOARD SETTLEMENT TRUST (continued)

Results for the Period Ending March 31, 2000
--------------------------------------------

Trust Assets generated interest/dividend earnings of approximately $20 million in the first quarter of 2000, which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. This income, however, has been offset by an equal charge to other expense, which represents the increase in the residual liability to be paid to charity.

Payments for asbestos litigation claims from the Trust (including Administrative Deposits) during the first quarter of 2000 were approximately $385 million. Such payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities during the first quarter of 2000 resulted in a net realized gain of less than $1 million. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At March 31, 2000, the fair market value adjustment for those securities designated as available for sale resulted in a net unrealized gain of approximately $1 million. This gain has been reflected in the Company's consolidated balance sheet as an increase to the carrying amount of the asset and an increase to other comprehensive income. This gain has also been reflected as an increase to the liability to be paid to charity, with a corresponding decrease to other comprehensive income.

At March 31, 2000, the fair value of Trust Assets was $1.479 billion, all of which were invested in marketable securities. $600 million of these marketable securities have been classified as a current asset while the remaining securities have been classified as noncurrent assets.

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at March 31, 2000 and December 31, 1999 are as follows:

                                    March 31, 2000
                                    --------------
                                 Gross         Gross
                  Amortized   Unrealized     Unrealized      Fair
                     Cost        Gain           Loss        Value
                     ----        ----           ----        -----
                               (In millions of dollars)

Corporate Bonds   $  363         $  -           $  -       $   363
Corporate Notes      376            -              -           376
Municipal Bonds      239            -              -           239
Mutual Funds          85            -              -            85
Time Deposits        195            -              -           195
US Government
  Bonds              221            -              -           221
                  ------         -----          -----      -------

Total             $1,479            -              -       $ 1,479

                             - 24 -

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

12.   FIBREBOARD SETTLEMENT TRUST (continued)

                                     December 31, 1999
                                     -----------------
                                      Gross        Gross
                       Amortized    Unrealized   Unrealized     Fair
                         Cost         Gain         Loss       Value
                         ----         ----         ----       -----
                                 (In millions of dollars)

Corporate Bonds        $    85       $   -         $   -      $    85
Corporate Notes          1,334           -            (1)       1,333
Municipal Bonds            199           -             -          199
US Government Bonds        221           -             -          221
                       -------       ------        ------     -------
Total                  $ 1,839       $   -         $  (1)     $ 1,838



Maturities of investment securities classified as available for sale at March 31, 2000 and December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.


                                March 31, 2000     December 31, 1999
                                --------------     -----------------
                              Amortized   Fair    Amortized   Fair
                                Cost      Value     Cost      Value
                                ----      -----     ----      -----
                                     (In millions of dollars)

Due within one year          $    818    $    818   $ 1,152   $ 1,152
Due after one year through
 five years                        50          50        72        72
Due after five years through
 ten years                         16          16        87        87
Due after ten years               595         595       528       527
                             --------    --------   -------   -------
Total                        $  1,479    $  1,479   $ 1,839   $ 1,838

                 OWENS CORNING AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (unaudited)

12.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the first quarter of 2000:


                     Interest  Unrealized    Sale    Realized
            Balance     and      Gain /       of      Gain /                    Balance
           12/31/99  Dividends   (Loss)   Securities  (Loss)   Other  Payments  3/31/00
           --------  --------- ---------- ---------- -------   -----  --------  -------
Assets
------
Cash (Note
 11)        $    -    $  -      $    -    $  385      $ -     $   -    $(385)  $    -
Restricted
 Cash
 (Note 11)       -       -           -         -        -       111        -      111
Marketable
 Securities:
 Available
  for Sale   1,838      20           1      (385)       -         5        -    1,479
            ------    -----     ------    ------      -----    ----    -----   ------
Total
 Assets     $1,838    $ 20      $    1    $    -      $ -      $116    $(385)  $1,590
            ======    =====     ======    ======      =====    ====    =====   ======

Liabilities
-----------
Asbestos
 Litigation
 Claims
 (Note 11)  $1,750   $   -      $    -    $   -       $ -     $111     $(385)  $1,476
Charity         88      20           1        -         -        5         -      114
            ------   -----      ------    -----       -----   ----     -----    ------

Total
 Liabilities
           $ 1,838   $  20      $    1    $   -       $ -     $116     $(385)  $1,590
           =======   =====      ======    =====       =====   =====    =====    ======

ITEM 2.MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 2 is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, material costs, construction activity, interest rate movements, issues involving implementation of new business systems, achievement of expected cost reductions, asbestos litigation, and general economic conditions.

RESULTS OF OPERATIONS

Business Overview
-----------------

Owens Corning's growth agenda has focused on increasing sales and earnings by (i) acquiring businesses with products that can be sold through existing or complementary distribution channels,
(ii) achieving productivity improvements and cost reductions in existing and acquired businesses, (iii) entering new growth markets and (iv) forming strategic alliances and partnerships to complement our existing businesses. We have implemented two major initiatives, the System Thinking (TM) strategy and Advantage 2000, to enhance sales growth and achieve productivity improvements across all businesses. System Thinking for the Home leverages our broad product offering and strong brand recognition to increase our share of the building materials and home improvement markets. This systems approach represents a focus on systems-driven solutions that combine Owens Corning's insulation, roofing, exterior and acoustic systems, to provide a high performance, cost-effective building "envelope" for the home. We are also very committed to taking full advantage of e-Business opportunities. Through alliances with BuildNet and ImproveNet, for example, we are working directly with consumers to help them find solutions for their needs. In the Composite Systems
Business, Owens Corning has partnered with end users, OEMs, systems suppliers and other players within the supply chain for development of substitution opportunities for composite systems. In addition, Owens Corning has virtually completed the implementation of Advantage 2000, a fully integrated business technology system designed to reduce costs and improve business processes.

Owens Corning's sales have grown from less than $3.4 billion in 1994 to over $5.0 billion in 1999. Acquisitions have been a significant source of that growth. Since 1994, we completed 17 acquisitions for an aggregate purchase price of over $1.2 billion. These acquisitions have broadened our lines of business to include siding, accessories and other home exteriors and have diversified our materials portfolio beyond fiber glass to include polymers (such as vinyl and styrene), metal and stone.

During  1998  and  1999,  we realized  the  benefits  of  pricing improvements applicable to many of our products and cost reductions resulting from our strategic restructuring program and other profitability and productivity initiatives. Pricing improvements over the course of 1999, particularly in residential insulation, resulted in approximately a $140 million increase in income from operation compared to 1998. These cost reductions and pricing improvements have continued into 2000. However, during first quarter 2000, we have experienced a significant increase in our roofing and vinyl raw material costs, which are directly related to higher crude oil prices.

ITEM 2.MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (continued)

Quarter Ended March 31, 2000
----------------------------

Sales and Profitability
-----------------------

Net sales for the quarter ended March 31, 2000 were $1.257 billion, up 11% from the first quarter 1999 level of $1.130 billion. The sales increase is due largely to higher volume and favorable pricing in the Building Materials business as well as volume increases in the Composite Systems business. In the Building Materials business, sales during the first quarter of 2000 reflect both volume and price improvements in the U.S. roofing market as well as price improvements on the asphalt market prices compared to the first quarter of 1999, continued favorable price trends applicable to residential insulation products, particularly in the U.S., and volume and price increases in the vinyl siding market. In the Composites business, sales reflect volume increases, particularly in the U.S., as well as slight price increases in all composites markets during the first quarter of 2000. On a consolidated basis, there was virtually no currency translation impact on sales denominated in foreign currencies during the first quarter of 2000 compared to the first quarter of 1999. Please see Note 1 to the Consolidated Financial Statements.

Sales outside the U.S. represented 18% of total sales during the first quarter of 2000, compared to 19% during the first quarter of 1999. The relative decline in non-U.S. sales is primarily due to the volume and price increases in 2000 attributable to U.S. roofing, vinyl and composites products, along with volume and price declines in Canadian and European insulation markets. Gross margin for the quarter ended March 31, 2000 was 23% of net sales, which is unchanged from the first quarter of 1999. The consistent gross margin percentage reflects price and volume increases offset by raw material price increases as discussed above.

Marketing and administrative expenses were $148 million during the first quarter of 2000, compared to $136 million in the first quarter of 1999. The increase is primarily attributable to increased marketing programs targeted at new growth initiatives. These expenditures reflect our commitment to growth evidenced by the 11% sales increase in the first quarter of 2000.

For the quarter ended March 31, 2000, Owens Corning reported net income of $48 million, or $.84 per share, compared to net income of $44 million, or $.77 per share, for the quarter ended March 31, 1999. Net income in the first quarter of 2000 reflects the price and volume increases described above, offset in part by increased material costs as well as increased marketing and administrative expenses. Additionally, net income includes the impact of losses associated with the realignment and sale of certain businesses in the U.S., offset by an $11 million tax benefit reflecting the implementation of our tax strategy associated with one of our foreign subsidiaries. Cost of borrowed funds during the first quarter of 2000 was $42 million, $9 million higher than the first quarter 1999 level, due to increased debt supporting payments associated with the National Settlement Program and higher rates on floating rate debt.

Building Materials
------------------

In the Building Materials segment, sales increased 9% to $1.007 billion in the first quarter of 2000 compared to the first quarter of 1999, reflecting increased volume and price improvements attributable to U.S. roofing products, primarily in the laminent shingles market, and a pass-through of increased asphalt costs, as well as price increases in the U.S. insulation markets, which were slightly offset by volume decreases. Building Materials sales also reflect the benefits of volume and price increases in U.S. vinyl siding markets, offset by volume and price declines in the Canadian and European insulation markets. There was virtually no currency translation impact on sales denominated in foreign currencies during the first quarter of 2000. Income from operations was $76 million during the first quarter of 2000, which is consistent with the amount reported in

ITEM 2.MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (continued)

the same period in 1999. Income from operations in the first quarter of 2000 reflects the volume and price improvements described above, offset by an increase in asphalt and PVC resin raw material costs, associated with roofing and vinyl products. Due to the rapid rise in crude oil prices and significantly increased market demand for PVC during the first quarter of 2000, Owens Corning was unable to fully pass through the rapidly rising costs of asphalt and PVC resin. Actions taken during the quarter to improve productivity and increase prices are expected to close the gap going forward. Please see Note 1 to the Consolidated Financial Statements.

Composite Materials
-------------------

In the Composite Materials segment, sales were up 20% to $284 million during the first quarter of 2000, compared to the first quarter of 1999, due to slight price and significant volume increases. Price increases were consistent across all markets. volume increased significantly in the U.S. market and moderately in Europe, more than offsetting slight decreases in Asia and Canada. The currency translation impact on sales denominated in foreign currencies was slightly unfavorable during the first quarter of 2000. Income from operations was $55 million in the first quarter of 2000, compared to $31 million in the prior-year period. The increase reflects volume and price increases discussed above as well as an approximately $15 million net pretax cost reduction relating to the continuing benefits of our asset optimization programs. Please see Note 1 to the Consolidated Financial Statements.

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

We are assessing the impact of SFAS 133 on our financial statements and plan to adopt this accounting change effective January 1, 2001. We have completed an inventory of both our freestanding derivatives, including forward contracts, option contracts, currency swaps and interest rate swaps, and derivatives which are embedded in other contracts. During the second quarter of 2000, we will estimate the financial impact of adoption, evaluate existing risk management activities and perform an information systems assessment. We will review our risk management policies and modify our business processes as needed in order to comply with SFAS 133 and to temper the volatility in earnings and other comprehensive income.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $679 million for the quarter ended March 31, 2000, compared to negative $304 million for the quarter ended March 31, 1999. The decline in cash flow from operations in 2000 is largely attributable to a $291 million increase in payments for asbestos litigation claims (including

ITEM 2.MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (continued)

amounts deposited in escrow accounts established to facilitate claims processing ("Administrative Deposits")) net of insurance, a smaller federal income tax refund and an increase in accounts receivable. The low level of receivables at December 31, 1999 reflected the benefits of collection efforts at the end of last year. Payments for asbestos litigation claims (including Administrative Deposits) were $479 million during the first quarter of 2000 and proceeds from insurance were $12 million, compared to $195 million and $19 million, respectively, during the first quarter of 1999. A portion of the 2000 payments include payments delayed from 1999; the balance reflects scheduled payments under the National Settlement Program (NSP). Please see Notes 8 and 11 to the Consolidated Financial Statements.

Inventories at March 31, 2000 increased by $45 million from the December 31, 1999 level, due largely to the seasonal build of inventories. Receivables at March 31, 2000 were $531 million, a $173 million increase over the December 31, 1999 level, attributable to the seasonal increase in sales. As indicated
above, the low level of receivables at December 31, 1999 reflected the benefits of collection efforts at the end of last year. The decrease in accounts payable and accrued liabilities from $839 million at December 31, 1999 to $717 million at March 31, 2000 reflects typical payment patterns during the first quarter.

At March 31, 2000, Owens Corning's net working capital was negative $235 million and our current ratio was .91, compared to negative $828 million and .72, respectively, at December 31, 1999 and negative $289 million and .85, respectively, at March 31, 1999. A $94 million decrease in the current portion of the reserve for asbestos litigation claims, net of insurance, contributed to the increase in net working capital at March 31, 2000 compared to March 31, 1999. Offsetting the above were a nearly $200 million decline in the current portion of our deferred income tax asset and an approximately $100 million increase in the current portion of long-term debt compared to March 31, 1999.

Total borrowings at March 31, 2000 were $2.672 billion, $681 million higher than at year-end 1999, reflecting increased payments for asbestos litigation claims and increased levels of working capital. Owens Corning typically uses cash during the first half of the year as it builds inventory and other working capital.

As of March 31, 2000, we had unused lines of credit of $595 million available under long-term bank credit facilities and an additional $139 million under short-term facilities, compared to $1.239 billion and $174 million, respectively, at year-end 1999. The decrease in unused available lines of credit reflects Owens Corning's increased borrowings at March 31, 2000 compared to December 31, 1999. Letters of credit issued under the facility also reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above. Please see Note 5 to the Consolidated Financial Statements.

Capital spending for property, plant and equipment, excluding acquisitions, was $68 million in the first quarter of 2000. Owens Corning anticipates that 2000 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $295 million, the majority of which is uncommitted. We expect that funding for these expenditures will be from our operations and external sources as required.

Asbestos Litigation
-------------------

Please see also Note 11 to the Consolidated Financial Statements.

Owens Corning has implemented the NSP, which, as of March 31, 2000, has settled more than 235,000 asbestos personal injury claims against Owens Corning. The NSP has also established procedures and fixed payments for resolving future claims brought by participating plaintiffs' law firms through an administrative processing arrangement, without litigation, through at least
2008.   Payments  under  the  NSP  for  settled

ITEM 2.MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (continued)

present claims will generally be made through 2005, with the majority of payments made in 1999 and 2000. It is anticipated that payments for a limited number of future "exigent claims" (principally those of living malignancy claimants) will generally begin in 2000. Payments for other qualifying future claims generally will begin in 2003, and will be made on the following schedule, based on when such claims are accepted by Owens Corning for payment:


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

In addition to the right to defer payments for future cases, Owens Corning has requested that NSP participating firms agree to defer payments in 2000 through 2002 on present cases to the extent necessary to ensure that Owens Corning limits its total asbestos payments to the following schedule: $950 million in 2000, $400 million in 2001, and $250 million in 2002. This deferral program is designed to ensure continued predictability and manageability of Owens Corning's cash flow, while taking into account the ongoing expansion of the NSP, the timing of expected future insurance recoveries, efficient tax planning, and compliance with ongoing loan covenants. Owens Corning has agreed to pay any such deferred amounts in two equal installments in 2003 and 2004, subject to then applicable loan covenants. Any such deferred amounts paid in 2003 and 2004 would be in addition to the payments for future Owens Corning claims (described above) during such years.

To respond to Owens Corning's request for deferrals, the NSP firms appointed an Executive Committee to consider the request, conduct appropriate due diligence, and make a recommendation to NSP participating firms. This review has been completed, and the Executive Committee has agreed to recommend the schedule of payments described above ("Deferral Program"). To facilitate implementation of the Deferral Program, Owens Corning will request that each participating firm agree to amend its respective NSP Agreement accordingly.

In the first quarter of 2000, gross payments for asbestos litigation claims (including Administrative Deposits) by Owens Corning (excluding Fibreboard) were $479 million. Proceeds from insurance were $12 million, resulting in a net pretax cash outflow of $467 million. Owens Corning currently estimates that it (excluding Fibreboard) will make asbestos-related payments (including Administrative Deposits) before tax and application of insurance recoveries of approximately $950 million during 2000, $400 million in 2001 and

ITEM 2.MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (continued)

$250 million in 2002. The actual amounts of such payments will depend on numerous variables, including: (1) the rate at which NSP claims are submitted and processed; (2) the severity of disease involved in such claims; (3) the number and type of non-NSP claims resolved; (4) the cost of resolving such claims, including defense costs; (5) the amount of insurance recoveries obtained; and (6) the acceptance and applicability of the Deferral Program described above.

Fibreboard is a party to the NSP Agreements, which became effective as to Fibreboard in the fourth quarter of 1999, when the Insurance Settlement (discussed below) became effective. As of March 31, 2000, Fibreboard has settled, through the NSP, approximately 200,000 asbestos personal injury claims. The NSP Agreements also provide for the resolution of other future asbestos personal injury claims against Fibreboard through the administrative processing arrangement described above for Owens Corning. The timing of payments for settled and future Fibreboard claims will be consistent, generally, with the timing of Owens Corning payments, described above.

Under the Insurance Settlement, two of Fibreboard's insurers provided $1,873 million during the fourth quarter of 1999 to fund Fibreboard's costs of resolving pending and future asbestos claims, under the NSP, in the tort system, or otherwise. The Insurance Settlement funds are held in and invested by the Fibreboard Settlement Trust and are available to satisfy Fibreboard's pending and future asbestos-related liabilities. As of March 31, 2000, $1,479 million was held in the Fibreboard Settlement Trust and $111 million was held in Undistributed Administrative Deposits on behalf of Fibreboard. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced as applied to satisfy Fibreboard's asbestos liabilities. Generally, it is expected that payments of Fibreboard's asbestos liabilities will be paid directly by the Fibreboard Settlement Trust on behalf of
Fibreboard. Any asbestos-related amounts paid directly by Fibreboard are subject to reimbursement from the Trust's assets. Under the terms of the Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos liabilities must be distributed to charity.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's Consolidated Balance Sheet as restricted assets. These assets are reflected as current assets or other assets, with each category denoted "Restricted cash and securities - Fibreboard". The funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such
liabilities.   Accordingly, Owens Corning's Consolidated  Balance
Sheet also reflects liabilities in an aggregate amount equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits. These liabilities, denoted as "Asbestos-related liabilities - Fibreboard", are reflected as current or other  liabilities, depending on the period in which  payment  is
expected.    At   March   31,  2000,  Owens   Corning   estimates
Fibreboard's asbestos-related liabilities at $1,476 million, with a residual obligation to charity of $114 million. See Note 12 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

In the first quarter of 2000, gross payments for asbestos litigation claims (including Administrative Deposits) against Fibreboard were approximately $385 million, all of which were paid/reimbursed by the Fibreboard Settlement Trust. Owens Corning currently estimates that Fibreboard will incur total asbestos payments (including Administrative Deposits) of approximately $800 million in 2000, $350 million in 2001 and $170 million in 2002, all of which are payable/reimbursable by the Fibreboard Settlement Trust as described above.

Owens Corning expects funds generated from operations, together with funds available under long and short term bank credit facilities,  liability  insurance policies,  and  the  Fibreboard
Settlement  Trust,  to  be  sufficient  to  meet  its   liquidity
requirements.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

Environmental Matters
---------------------

Owens Corning has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). We have also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against us as a PRP for contribution under such federal, state or local laws. During the first quarter of 2000, we were designated as a PRP in such federal, state, local or private proceedings for 2 additional sites. At March 31, 2000, a total of 48 such PRP designations remained unresolved. We are also involved with environmental investigation or remediation at a number of other sites at which Owens Corning has not been designated a PRP.

We have established a $27 million reserve for our Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to us, and without regard to the application of insurance, we believe that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued regulations for wool fiber glass and mineral wool in June 1999, for amino/phenolic resin in January, 2000 and for secondary aluminum smelting in March 2000. We anticipate that our other sources to be regulated will be, wet formed fiber glass mat, asphalt processing and roofing, metal coil coating, and open molded fiber-reinforced plastics, but all dates per the EPA's currently announced schedule are listed as "Pending." Based on information now known to us, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We enter into various forward contracts and options, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions and earnings. We also enter into certain currency and interest rate swaps to protect the carrying amount of investments in certain foreign subsidiaries, to hedge the principal and interest payments of certain debt instruments, and to manage its exposure to fixed versus floating interest rates.

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

ITEM 2.MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (continued)

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

The amounts presented below represent the maximum potential one-day loss in fair value that we would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:


                                      March 31,   December 31,
                                         2000           1999
                                         -----          ----
               Risk Category          (In millions of dollars)
               -------------

          Foreign currency               $ -             $ -
          Interest rate                  $ 8             $ 6


Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See   Note   11,  Contingent  Liabilities,  to  Owens   Corning's
Consolidated Financial Statements above, which is incorporated here by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   None of the constituent instruments defining the rights  of
      the   holders  of  any  class  of  Owens  Corning's  registered
      securities  was materially modified in the quarter ended  March
      31, 2000.

(b) None of the rights evidenced by any class of Owens Corning's registered securities was materially limited or qualified in the quarter ended March 31, 2000 by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended March 31, 2000, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of Owens Corning or any of our significant subsidiaries exceeding 5 percent of the total assets of Owens Corning and consolidated subsidiaries.

(b) During the quarter ended March 31, 2000, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of Owens Corning which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of Owens Corning.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 5.  OTHER INFORMATION

Owens Corning does not elect to report any information under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)  Reports on Form 8-K.

     During the quarter ended March 31, 2000, Owens Corning filed the following current report on Form 8-K:

           - Filed January 25, 2000, under Item 5, "Other Events".

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OWENS CORNING

                                     Registrant


Date:  May 8, 2000                  By:  /s/  Michael H. Thaman
       ------------                      ------------------------
                                         Michael H. Thaman
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (as duly authorized officer)


Date:  May 8, 2000                  By:  /s/  Deyonne F. Epperson
       ------------                      --------------------------
                                         Deyonne F. Epperson
                                         Vice President and Controller

                          EXHIBIT INDEX

Exhibit
Number         Document Description
-------        --------------------

 (3)   Articles of Incorporation and By-Laws.

       (i) Certificate of Incorporation of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1997).

       (ii)    By-Laws   of   Owens   Corning,   as   amended
               (incorporated herein by reference to Exhibit (3) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year 1999).

(11)   Statement re Computation of Per Share Earnings (filed herewith).

(27)   Financial Data Schedule (filed herewith).

(99)   Additional Exhibits.

       Specimen Certificate of Common Stock of Owens Corning (filed herewith).

       Subsidiaries of Owens Corning, as amended (filed herewith).