Form 10-Q
period 2000-06-30
OWENS CORNING
filed 2000-08-14
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000

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

                                Yes / X / No / /

 Shares of common stock, par value $.10 per share, outstanding at June 30, 2000

                                   55,446,027

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                                                         Quarter Ended                  Six Months Ended
                                                                            June 30,                        June 30,
                                                                      2000           1999           2000             1999
                                                                      ----           ----           ----             ----
                                                                           (In millions of dollars, except share data)

NET SALES                                                            $  2,552     $   2,440        $ 1,295         $  1,310
COST OF SALES                                                             996           987          1,968            1,858
                                                                     --------     ---------       --------        ---------
     Gross margin                                                         299           323            584              582
                                                                     --------     ---------       --------        ---------

OPERATING EXPENSES
     Marketing and administrative expenses                                146           152            295              288
     Science and technology expenses                                       14            14             28               28
     Provision for asbestos litigation claims (Note 11)                   790              -           790                -
     Other (Note 4)                                                       (13)            2              3                1
                                                                     --------     ---------       --------        ---------

        Total operating expenses                                          937           168          1,116              317
                                                                     --------     ---------       --------        ---------

INCOME (LOSS) FROM OPERATIONS                                            (638)          155           (532)             265

OTHER
  Cost of borrowed funds                                                   51            39             94               72
  Other (Note 12)                                                           -             -               -               -
                                                                     --------     ---------       ---------       ---------


INCOME (LOSS) BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES                                                       (689)          116           (626)             193

Provision (credit) for income taxes                                      (267)           41           (254)              68
                                                                     ---------    ---------       ---------       ---------

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND EQUITY IN NET INCOME (LOSS) OF
  AFFILIATES                                                             (422)           75           (372)             125

Minority Interest                                                          (2)            (1)           (4)              (3)

Equity in net income (loss) of affiliates                                  (1)            2             (1)              (2)
                                                                      --------    ---------       ---------       ---------

NET INCOME (LOSS)                                                     $  (425)    $      76       $   (377)       $     120
                                                                      ========    =========       =========       =========

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share                                     $ (7.76)     $   1.41       $  (6.90)      $     2.22
                                                                      --------     --------       ---------      ----------
Diluted net income (loss) per share                                   $ (7.76)     $   1.31       $  (6.90)      $     2.08
                                                                      --------     --------       ---------      ----------

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

   Basic                                                                 54.8         54.1            54.7            54.0
   Diluted                                                               54.8         59.7            54.7            59.5



               The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                   June 30,              December 31,             June 30,
                                                                     2000                    1999                   1999
                                                                     ----                    ----                   ----
                                                                                    (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents                                   $      497            $         70             $       26
     Restricted cash (Note 11)                                          250                       -                      -
     Restricted cash and securities - Fibreboard -
       current portion (Note 12)                                        525                     900                      -
     Receivables                                                        519                     358                    611
     Inventories                                                        549                     466                    502
     Insurance for asbestos litigation claims -
        current portion (Note 11)                                         -                      25                    150
     Deferred income taxes                                              182                     185                    366
     Income tax receivable                                                4                      61                      3
     Other current assets                                                26                      23                     24
                                                                 ----------             -----------             ----------

           Total current                                              2,552                   2,088                  1,682
                                                                 ----------             -----------             ----------

OTHER
     Insurance for asbestos litigation claims
      (Note 11)                                                          93                     205                    228
     Restricted cash and securities - Fibreboard
       (Note 12)                                                        874                     938                      -
     Asbestos costs to be reimbursed - Fibreboard                         -                       -                     62
     Deferred income taxes                                              827                     547                    493
     Goodwill (Note 4)                                                  654                     743                    750
     Investments in affiliates                                           90                      65                     51
     Other noncurrent assets                                            259                     208                    243
                                                                  ---------             -----------             ----------

           Total other                                                2,797                   2,706                  1,827
                                                                  ---------             -----------             ----------

PLANT AND EQUIPMENT, at cost

Land                                                                     58                      70                     70
Buildings and leasehold improvements                                    732                     725                    810
Machinery and equipment                                               2,504                   2,639                  2,502
Construction in progress                                                278                     258                    244
                                                                  ---------             -----------             ----------
                                                                      3,572                   3,692                  3,626

  Less - accumulated depreciation                                    (1,933)                 (1,992)                (1,944)
                                                                  ---------             -----------             ----------

      Net plant and equipment                                         1,639                   1,700                  1,682
                                                                  ---------             -----------             ----------

TOTAL ASSETS                                                      $   6,988             $     6,494             $    5,191
                                                                  =========             ===========             ==========


         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (unaudited)

                                                                            June 30,          December 31,         June 30,
                                                                              2000               1999                1999
                                                                              ----               ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                     (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                              $      692        $      839            $      708
     Reserve for asbestos litigation claims - current
       portion (Note 11)                                                          925               950                 1,050
     Asbestos-related liabilities - Fibreboard - current
       portion (Note 12)                                                          525               900                     -
     Short-term debt                                                               43                68                   121
     Long-term debt - current portion                                              75               159                    27
                                                                            ---------        ----------            ----------

        Total current                                                           2,260             2,916                 1,906
                                                                            ---------        ----------            ----------

LONG-TERM DEBT                                                                  2,698             1,764                 2,068
                                                                            ---------        ----------            ----------

OTHER
  Reserve for asbestos litigation claims (Note 11)                              1,482               820                 1,210
  Asbestos-related liabilities - Fibreboard  (Note 12)                            874               938                    67
  Other employee benefits liability                                               320               318                   325
  Pension plan liability                                                           37                42                    52
  Other                                                                           352               339                   345
                                                                            ---------        ----------            ----------

        Total other                                                             3,065             2,457                 1,999
                                                                            ---------        ----------            ----------

COMPANY OBLIGATED SECURITIES OF
  ENTITIES HOLDING SOLELY PARENT
  DEBENTURES                                                                      195               194                   195
                                                                            ---------        ----------            ----------

MINORITY INTEREST                                                                  48                44                    45
                                                                            ---------        ----------            ----------

STOCKHOLDERS' EQUITY
  Common stock                                                                    701               695                   698
  Deficit                                                                      (1,894)           (1,510)               (1,650)
  Accumulated other comprehensive income                                          (74)              (51)                  (48)
  Other                                                                           (11)              (15)                  (22)
                                                                           ----------        ----------            ----------

        Total stockholders' equity                                             (1,278)             (881)               (1,022)
                                                                           ----------        ----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   6,988         $   6,494            $    5,191
                                                                            =========         ==========           ==========




         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Quarter Ended                   Six Months Ended
                                                                   June 30,                         June 30,
                                                             2000            1999           2000             1999
                                                             ----            ----           ----             ----
                                                                            (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

  Net income (loss)                                        $   (425)      $       76      $   (377)    $     120
  Reconciliation of net cash provided by
     operating activities
        Noncash items:
          Provision for asbestos litigation claims              790                -           790             -
          Provision for depreciation and
            amortization                                         45               50            93           101
          Provision (credit) for deferred income
            taxes                                              (292)              16          (288)           39
          Other                                                 (19)               -           (32)            5
        (Increase) decrease in receivables                      (33)             (56)         (214)         (142)
        (Increase) decrease in inventories                      (63)              (7)         (120)          (60)
        Increase (decrease) in accounts payable
          and accrued liabilities                                20              (45)          (60)         (226)
        (Increase) decrease in income tax
           receivable                                            12               24            62           104
        (Increase) decrease in restricted cash                    6                -          (250)            -
        Proceeds from insurance for asbestos
          litigation claims, excluding Fibreboard
          (Note 11)                                             335               13           347            32
        Payments for asbestos litigation claims,
          excluding Fibreboard (Note 11)                       (141)            (175)         (364)         (370)
        Other                                                     7                5           (24)           (6)
                                                           --------       ----------      --------    ----------

            Net cash flow from operations                  $    242       $      (99)     $   (437)   $     (403)
                                                           --------       ----------      --------    ----------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                  $     (97)      $      (59)     $   (165)   $      (99)
        Investment in subsidiaries, net of cash
          acquired                                                -                -            (4)            -
        Proceeds from the sale of  affiliate or
          business (Note 4)                                     143                -           193             -
        Other (Note 4)                                          (34)             (16)          (36)           (27)
                                                          ---------       ----------     ---------    -----------

            Net cash flow from investing                  $      12       $      (75)    $     (12)   $      (126)
                                                          ---------       -----------    ----------   -----------



         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Quarter Ended                     Six Months Ended
                                                                   June 30,                           June 30,
                                                             2000             1999            2000              1999
                                                             ----             ----            ----              ----
                                                                             (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions to long-term credit facilities            $   300         $     170        $     955          $     261
  Other additions to long-term debt                            22                 1               22                251
  Other reductions to long-term debt                          (72)              (33)             (83)               (33)
  Net increase (decrease) in short-term debt                  (44)               10               (9)                28
  Dividends paid                                               (4)               (4)              (8)                (8)
  Other                                                         -                 3                -                  -
                                                          -------         ---------        ---------          ---------

      Net cash flow from financing                        $   202         $     147        $     877          $     499
                                                          -------         ---------        ---------          ---------

Effect of exchange rate changes on cash                         -                 2               (1)                 2
                                                          -------         ---------        ---------          ---------

Net increase (decrease) in cash and cash
  equivalents                                                 456               (25)             427                (28)

Cash and cash equivalents at beginning of
  period                                                       41                51               70                 54
                                                          -------         ---------         --------          ---------

Cash and cash equivalents at end of period                $   497         $      26         $    497          $      26
                                                          =======         =========         ========          =========




         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  SEGMENT DATA
                                                                Quarter Ended                   Six Months Ended
                                                                   June 30,                         June 30,
                                                             2000            1999           2000             1999
                                                             ----            ----           ----             ----
                                                                            (In millions of dollars)
NET SALES

Reportable Operating Segments
-----------------------------

  Building Materials
    United States                                           $    942      $       946    $   1,834       $  1,760
    Europe                                                        31               58           88            121
    Canada and other                                              62               60          117            105
                                                            --------      -----------    ---------       --------

       Total Building Materials                                1,035            1,064        2,039          1,986
                                                            --------      -----------    ---------       --------

   Composite Materials
     United States                                               157              150          316            278
     Europe                                                       87               86          171            168
     Canada and other                                             47               40           91             69
                                                            --------      -----------    ---------       --------

       Total Composite Materials                                 291              276          578            515
                                                            --------       ----------    ---------       --------

       Total Reportable Operating
         Segments                                            $ 1,326       $    1,340     $  2,617       $  2,501

Reconciliation to Consolidated Net Sales
----------------------------------------
  Composite Materials U.S. Sales to
    Building Materials U.S.                                      (31)             (30)         (65)           (61)
                                                             -------       ----------    ---------      --------

       Net sales                                             $ 1,295       $    1,310     $  2,552       $  2,440
                                                             =======       ==========     ========       ========

External Customer Sales by Geographic
-------------------------------------
  Region
--------
  United States                                              $ 1,068       $    1,066     $  2,085       $  1,977
  Europe                                                         118              144          259            289
  Canada and other                                               109              100          208            174
                                                             -------       ----------     --------       --------

       Net Sales                                             $ 1,295       $    1,310     $  2,552       $  2,440
                                                             =======       ==========     ========       ========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


1.  SEGMENT DATA (continued)
                                                                  Quarter Ended                     Six Months Ended
                                                                     June 30,                           June 30,
                                                              2000              1999             2000              1999
                                                              ----              ----             ----              ----
                                                                              (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Reportable Operating Segments
-----------------------------
  Building Materials
    United States                                         $     103         $     118         $    174          $     188
    Europe                                                        -                 1                1                  4
    Canada and other                                              9                12               13                 16
                                                          ---------         ---------         --------          ---------
       Total Building Materials                                 112               131              188                208
                                                          ---------         ---------         --------          ---------

   Composite Materials
     United States                                               40                33               88                 61
     Europe                                                       4                (4)               3                 (4)
     Canada and other                                             5                 4               12                  7
                                                          ---------         ---------         --------          ---------
       Total Composite Materials                                 49                33              103                 64
                                                          ---------         ---------         --------          ---------
       Total Reportable Operating Segments                $     161         $     164         $    291          $     272
                                                          ---------         ---------         --------          ---------

Geographic Regions
------------------
    United States                                         $     143         $     151         $    262          $     249
    Europe                                                        4                (3)               4                  -
    Canada and other                                             14                16               25                 23
                                                          ---------         ---------         --------          ---------
        Total Reportable Operating Segments               $     161         $     164         $    291          $     272
                                                          =========         =========         ========          =========
Reconciliation to Consolidated Income
-------------------------------------
  Before Provision for Income Taxes
  ---------------------------------

   Provision for asbestos litigation claims                    (790)                -             (790)                 -
   General corporate income (expense)                            (9)               (9)             (33)                (7)
   Cost of borrowed funds                                       (51)              (39)             (94)               (72)
                                                           --------         ---------         --------          ---------
      Consolidated Income (Loss) Before
         Provision (Credit) for Income Taxes               $   (689)        $     116         $   (626)         $     193
                                                           --------         ---------         --------          ---------


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

3.    RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS

During 1997 and 1998, the Company recorded pretax charges of $386 million for restructuring and other actions to implement the Company's announced program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. Of the total pretax charge of $386 million, $143 million was recorded in the fourth quarter of 1997 and the remaining $243 million was recorded during 1998.

The $386 million pretax charge was comprised of a $185 million charge associated with the restructuring of the Company's business segments and a $201 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructuring charge include $115 million for personnel reductions; $68 million for the divestiture of non-strategic businesses and facilities, of which $52 million represented non-cash asset revaluations, $16 million for exit cost liabilities, primarily for leased warehouse and office facilities that were vacated; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet market demands.

The $115 million for personnel reductions represented severance costs associated with the elimination of approximately 2,450 positions worldwide. The primary groups affected included manufacturing and administrative personnel. As of June 2000, approximately $103 million has been paid and charged against the reserve for personnel reductions. Charges of approximately $13 million have been made against exit cost liabilities through June 2000. No adjustments have been made to the liabilities.

The  following  table   summarizes  the  status  of  the  liabilities  from  the
restructure   program  described  above,   including   cumulative  spending  and
adjustments and the remaining balance as of June 30, 2000:

                                                        Beginning            Total             Ending
                                                        Liability           Payments         Liability
                                                        ---------           --------         ---------
(In millions of dollars)

Personnel Costs                                         $   115             $   (103)         $    12
Facility and Business Exit Costs                             16                  (13)               3
Other                                                         2                   (2)               -
                                                        -------             --------          -------

Total                                                   $   133             $   (118)         $    15
                                                        =======             ========          =======

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

4.    ACQUISITIONS AND DIVESTITURES OF BUSINESSES

On May 31, 2000, the Company completed the sale of its European Building Materials business to an unconsolidated joint venture, Alcopor Owens Corning, in which the Company has a 40% interest. Proceeds from the sale, net of the Company's $34 million cash infusion into the joint venture, were $177 million. In connection with this transaction, the joint venture assumed $62 million of debt from Owens Corning and the Company incurred fees of approximately $6 million, resulting in net cash proceeds of approximately $109 million. A pretax gain of approximately $5 million, including a $54 million write-off of goodwill, was realized from the sale. This pretax gain was recorded as a reduction of other operating expenses on the consolidated statement of income.

The results of operations of the European Building Materials business are reflected in the Company's consolidated statement of income through the period ending May 31, 2000. For the six months ended June 30, 2000 and the year ended December 31, 1999, the European Building Materials business recorded sales of approximately $88 million and $234 million, respectively, and income from operations of approximately $1 million and $12 million, respectively. Effective May 31, 2000, the Company accounts for its ownership interest in Alcopor Owens Corning under the equity method. Please see Note 1 to the Consolidated Financial Statements.

During the first quarter of 2000, the Company completed the sale of the assets of Falcon Foam, a producer of foam insulation in Michigan and California. Net proceeds from the sale were $50 million and resulted in a pretax loss of approximately $5 million, including a $32 write-off of goodwill. This loss was recorded as other operating expenses on the consolidated statement of income. During the first quarter of 2000, the Company also realigned its vinyl siding manufacturing operations, resulting in the closure of its Fair Bluff, North Carolina manufacturing plant. This realignment resulted in a $9 million pretax expense, all of which was recorded as other operating expenses on the consolidated statement of income.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

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

6.     INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                                         Quarter                          Six Months
                                                          Ended                              Ended
                                                         June 30,                           June 30,
                                                         --------                           --------
                                                  2000             1999            2000           1999
                                                  ----             ----            ----           ----

U.S. federal statutory rate                       (35%)             35%            (35%)            35%
State and local income taxes                       (5)                3             (5)              3
Special tax election (a)                            -                 -             (2)              -
Foreign tax rate differences                        1                 -              1               -
Other                                               -                (3)             -              (3)
                                              -------           -------         ------          ------

Effective tax rate                                (39%)             35%            (41%)            35%
                                              =======           =======         =======         ======

(a) Represents the implementation of a tax strategy associated with one of our foreign subsidiaries.



7.    INVENTORIES

                                                            June 30, 2000            December 31, 1999
                                                            -------------            -----------------
                                                                    (In millions of dollars)
Inventories are summarized as follows:

Finished goods                                               $       413                  $      374
Materials and supplies                                               205                         158
                                                             -----------                  ----------
FIFO inventory                                                       618                         532
Less:  Reduction to LIFO basis                                       (69)                        (66)
                                                             -----------                  ----------
Total Inventory                                              $       549                  $      466
                                                             ===========                  ==========

Approximately  $389  million and $269 million of total  inventories  were valued using the LIFO method at June 30, 2000 and December 31, 1999, respectively.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

8.    CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:

                                                      Quarter                           Six Months
                                                       Ended                              Ended
                                                     June 30,                            June 30,
                                                     --------                            --------
                                               2000              1999             2000              1999
                                               ----              ----             ----              ----
                                                               (In millions of dollars)

Income taxes                                  $   10             $   2           $  (34)         $   (80)
Cost of borrowed funds                            57                46               99               73

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Please refer to Notes 4 and 12 for disclosure of Non-Cash activities.

9.    COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended June 30, 2000 and 1999 was a loss of $434 million and income of $76 million, respectively. For the six months ended June 30, 2000 and 1999, comprehensive income was a loss of $401 million and income of $109 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, and deferred gains and losses on certain hedging transactions.

The comprehensive loss for the quarter and six months ended June 30, 2000 includes a reclassification from other comprehensive income to net income of approximately $13 million. This reclassification reflects the expense recognition of currency translation adjustments resulting from the sale of the European Building Materials business to Alcopor Owens Corning (see Note 4).

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   EARNINGS PER SHARE

The following table reconciles the net income (loss) and weighted average number of shares used in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share.

                                                 Quarter Ended June 30,                 Six Months Ended June 30,
                                                2000                 1999                2000               1999
                                                ----                 ----                ----               ----
                                                          (In millions of dollars, except share data)

Net income (loss) used for
  basic earnings per share                  $        (425)       $        76          $     (377)        $      120
Net income (loss) effect of
  assumed conversion of
  preferred securities                                  -                  2                   -                  4
                                            -------------        -----------          ----------         ----------

Net income used for diluted
  earnings per share                        $        (425)       $        78          $     (377)        $      124
                                            ==============       ===========          ==========         ==========

Weighted average number of
  shares outstanding used for
  basic earnings per share
  (thousands)                                      54,793             54,116              54,652             54,011
Deferred awards and stock
  options (thousands)                                   -              1,014                   -                903
Shares from assumed
  conversion of preferred
  securities (thousands)                                -              4,566                   -              4,566
                                            -------------        -----------          ----------          ---------

Weighted average number of
  shares outstanding and
  common equivalent shares
  used for diluted earnings per
  share (thousands)                                54,793             59,696              54,652             59,480
                                             ============        ===========          ==========          =========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

Asbestos Liabilities
--------------------

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)

Numerous claims have been asserted against Owens Corning alleging personal injury arising from inhalation of asbestos fibers. Virtually all of these claims arise out of Owens Corning's manufacture, distribution, sale or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture and distribution of which was discontinued in 1972. The vast majority of these claims are being resolved through the National Settlement Program described below. As a result of this program, the number of new lawsuits filed against Owens Corning has been sharply reduced from historical levels, and compared to other co-defendants in the litigation.

National Settlement Program
---------------------------

Beginning in late 1998, Owens Corning has implemented a National Settlement Program ("NSP") to resolve personal injury asbestos claims through settlement agreements with individual plaintiffs' law firms. The number of participating law firms has expanded from approximately 50 when the NSP was established to 117 as of June 30, 2000. The NSP continues to expand. The NSP is designed to better manage Owens Corning's asbestos liability, and that of Fibreboard (see Item B below), and to help Owens Corning better predict the timing and amount of indemnity payments for both pending and future claims.

Under the NSP, each participating law firm has agreed to a long-term settlement agreement ("NSP Agreement") that extends through at least 2008. All NSP Agreements provide for the resolution of asbestos claims, including unfiled claims, pending with a participating law firm at the time it enters into an NSP Agreement ("Initial Claims") and also establishes procedures and fixed payments for resolving without litigation those claims that may arise after a participating firm enters into an NSP Agreement ("Future Claims") against either Owens Corning or Fibreboard, or both. The NSP is designed to allow both holders of Initial Claims and Future Claims to receive prompt payment without incurring the significant delays and uncertainties of litigation, while enabling Owens Corning and Fibreboard to manage their respective businesses predictably and efficiently.

Terms and Conditions of NSP Agreements
--------------------------------------

Settlement amounts for both Initial and Future Claims have been negotiated with each participating firm, and each firm has communicated with its respective current clients to obtain authority to settle individual claims. Payments to each claimant may vary based on a number of factors, including the type and severity of disease, age and occupation. All payments are subject to delivery of satisfactory evidence of a qualifying medical condition and exposure to Owens Corning's and/or Fibreboard's products, delivery of customary releases by each claimant, and other conditions. Certain claimants settling non-malignancy claims with Owens Corning and/or Fibreboard are or will be entitled to an agreed pre-determined amount of additional compensation if they later develop a more severe asbestos-related medical condition.

As to Future Claims, each participating NSP firm has agreed (consistent with applicable legal requirements) to recommend to its future clients, based on

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

appropriately exercised professional judgment, to resolve their asbestos personal injury claims against Owens Corning and/or Fibreboard through an administrative processing arrangement, rather than litigation. In the case of Future Claims involving non-malignancy, claimants must present medical evidence of functional impairment, as well as the product exposure criteria and other requirements set forth above, to be entitled to compensation.

Owens Corning and Fibreboard (see Item B below) each retains the right to terminate any individual NSP Agreement if in any year more than a specified number of plaintiffs represented by the plaintiffs' firm in question reject and ultimately opt out of such agreement. Opt out procedures are specified in the settlement agreements, and provide for mediation and further negotiation before a claimant may pursue his or her case in the court system. Through June 2000, fewer than 200 claimants have elected to reject the original settlement proposal, and to mediate under the terms of the NSP Agreement.

As of June 30, 2000, Owens Corning has settled, through the NSP, a total of more than 237,000 Initial Claims. To date, Owens Corning has paid more than $1 billion (including Administrative Deposits as described below) of the settlement amounts payable under the NSP in connection with these Initial Claims; the balance is scheduled to be paid as part of Owens Corning's estimated asbestos-related payments through 2004 (described below under "Asbestos-Related Payments"). Through July 2000, Owens Corning has received approximately 1,300 Future Claims under the NSP for payment in 2003, provided that such claims meet the criteria for payment under the NSP Agreements. If all such claims were approved for payment, estimated payments for those claims would be less than $50 million.

Claims approval and payments to claimants for both Initial and Future Claims are being managed by Integrex, a wholly-owned Owens Corning subsidiary that specializes in, among other things, claims processing.

NSP Initial Claims Payment Schedules
------------------------------------

Payments under the NSP for Initial Claims will generally be made through 2004. It is anticipated that payments for a limited number of "exigent" Future Claims (principally those of living malignancy claimants) will continue to be made as promptly as possible, limited by Owens Corning's available cash flow.

In addition to the right to defer payments for Future Claims as described below, Owens Corning has requested that NSP participating firms agree to defer payments in 2000 through 2002 on Initial Claims to the extent necessary to ensure that Owens Corning limits its total asbestos-related payments to the following schedule: $950 million in 2000, $400 million in 2001, and $250 million in 2002 ("Deferral Program"). An Executive Committee appointed by the NSP firms to consider the request, conduct appropriate due diligence, and make a recommendation concerning the program has agreed to recommend the Deferral Program. To facilitate implementation of the Deferral Program, each NSP firm will receive a revised payment schedule. The Deferral Program is designed to facilitate continued predictability and manageability of Owens Corning's cash flow, while taking into account the ongoing expansion of the NSP, the timing of expected future insurance recoveries, efficient tax planning, and compliance with ongoing loan covenants. On the basis of preliminary information, Owens Corning estimates that the Deferral Program may result in the deferral of

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

approximately $500 million of anticipated NSP payments. As part of the Deferral Program, Owens Corning has agreed to pay any such deferred amounts in two equal installments in 2003 and 2004, subject to then applicable loan covenants.

NSP Future Claims Payment Schedules
-----------------------------------

Payments for other qualifying Future Claims will begin in 2003, and will be made on the following schedule, based on when such claims are accepted by Owens Corning for payment:


-------------------------------------------------------- ------------------------------------
Date Accepted for Payment                                Year in which Claim Will be Paid
-------------------------------------------------------- ------------------------------------
-------------------------------------------------------- ------------------------------------
January 1, 1999 through June 30, 2000                    2003
-------------------------------------------------------- ------------------------------------
-------------------------------------------------------- ------------------------------------
July 1, 2000 through December 31, 2001                   2004
-------------------------------------------------------- ------------------------------------
-------------------------------------------------------- ------------------------------------
January 1, 2002 through June 30, 2003                    2005
-------------------------------------------------------- ------------------------------------
-------------------------------------------------------- ------------------------------------
July 1, 2003 through December 31, 2004                   2006
-------------------------------------------------------- ------------------------------------
-------------------------------------------------------- ------------------------------------
January 1, 2005 through June 30, 2006                    2007
-------------------------------------------------------- ------------------------------------
-------------------------------------------------------- ------------------------------------
July 1, 2006 or later                                    60 days to one year after acceptance
-------------------------------------------------------- ------------------------------------

The schedule of payments provided for qualifying Future Claims under NSP Agreements that have been entered into during the fourth quarter of 1999 and thereafter will be delayed by at least one year from the dates for payment set forth above.

Pursuant to existing NSP Agreements, if, in any calendar year after 2002, the payment of any amounts under the NSP in respect of Future Claims would not be permitted under Owens Corning's then prevailing loan covenants, Owens Corning will have the right to defer payment of such amounts until February 15 of the following year. Commencing in 2003, subject to the variables and uncertainties discussed below, Owens Corning expects that its payments for Future Claims will not exceed $150 million per year, plus any amounts payable pursuant to the Deferral Program discussed above. Additional settlement payments will be made by Fibreboard (see Item B below).

Non-NSP Claims
--------------

As of June 30, 2000, approximately 27,000 asbestos personal injury claims were pending against Owens Corning outside the NSP. Owens Corning notes that information necessary to allow critical evaluation of these claims, including the nature and severity of disease and definitive identifying information concerning the claimant, typically becomes available only through the discovery process or as a result of settlement negotiations, often not occurring until years after the claim is filed. In view of the indefiniteness of the available information, the actual number of pending claims may vary from the number indicated. From the information available, it appears that fewer than 5 percent of the claims in this non-NSP backlog are mesothelioma claims. However, Owens Corning cautions that the number of new mesothelioma filings from non-NSP law firms, including new firms without prior asbestos litigation experience, exceeds those filed by NSP firms during the same period.

From the beginning of 1999 through June 30, 2000, Owens Corning has resolved (by settlement or otherwise) approximately 6,000 asbestos personal injury claims

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

outside the NSP. Generally, these claims were settled as they were scheduled for trial, and typically involved more serious injuries and diseases.

During the implementation of the NSP, Owens Corning has attempted to settle individual non-NSP claims for payments generally consistent with payments to NSP claimants. Such settlements are preferable to trials, provided that the agreed settlement is fair in relation to similarly situated NSP claimants, because both the timing and amount of such payments are more predictable. Owens Corning notes that, since late 1999, it has received a number of settlement demands from non-NSP plaintiffs' counsel which have exceeded historical settlement averages for like cases. In the event this trend continues, and Owens Corning is unable to reach acceptable settlements, Owens Corning may have to take certain cases to trial in order to attempt to obtain fair and appropriate resolution of those cases, and to pay settlement amounts that more closely approximate NSP settlement values. If this strategy is successful, non-participating plaintiffs' counsel may elect to join the NSP rather than continue to seek excessive settlement values. However, the possibility of adverse verdicts which exceed NSP settlement values, the increased costs of defense and appeals, and the delays inherent in litigation, may affect the aggregate payments for non-NSP claims.

Asbestos-Related Payments
-------------------------

In the second quarter of 2000, Owens Corning made approximately $135 million of asbestos-related payments, falling within four major categories: (1) Settlements in respect of verdicts incurred or claims resolved prior to the implementation of the NSP ("Pre-NSP Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and (4) Defense, claims processing and administrative expenses, as follows:

                                                                    (In millions of dollars)

Pre-NSP Settlements                                                         $   20
NSP Settlements                                                                 78
Non-NSP Settlements                                                             19
Defense, Claims Processing and Administrative Expenses                          18
                                                                            ------
                                                                            $  135


Owens Corning has deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At June 30, 2000, approximately $250 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets, under the caption "Restricted cash", and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below).

All amounts discussed above are before tax and application of insurance recoveries. Owens Corning currently estimates that it will make asbestos-related

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

payments (including Administrative Deposits) before tax and application of insurance recoveries of approximately $950 million during 2000 (of which approximately $614 million had been made as of June 30), $400 million in 2001, $250 million in 2002 and $400 million in each of 2003 and 2004. The amounts shown for 2003 and 2004 include $250 million in each year to pay the estimated $500 million amount that may be deferred under the Deferral Program described above. The actual amounts of such payments will depend on numerous variables, including: (1) the rate at which NSP claims are submitted and processed; (2) the severity of disease involved in such claims; (3) the number and type of non-NSP claims resolved; (4) the cost of resolving such claims, including defense costs;
(5) the amount of insurance recoveries obtained; and (6) the implementation and continued applicability of the Deferral Program described above.

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

Tax Legislation
---------------

In the spring of 2000, the United States House of Representatives introduced proposed legislation (HR 4543) which would exempt investment income earned by an asbestos-related trust from federal income tax, and would allow asbestos defendants to carry-back net operating losses ("NOLs") created by asbestos payments to the years in which the products containing asbestos were manufactured in order to obtain a refund of federal income taxes paid in those periods. In the case of Owens Corning, this would entitle the Company to carry-back its NOLs to the early 1950s. The exemption of investment income would benefit the Fibreboard Settlement Trust (described below) by having the effect of enlarging the corpus of the trust through tax-free interest accumulation. The Senate is considering a similar bill (S 2955). There can be no assurance that any such legislation will be enacted.

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

Insurance
---------

During  the second  quarter  of 2000,  Owens  Corning  received  a $335  million settlement payment from a group of excess insurers, resolving a dispute concerning coverage from such insurers for non-products asbestos-related personal injury claims. Of this amount, $125 million had been reflected on Owens Corning's financial statements as a probable insurance recovery. The balance of $210 million was recorded as pre-tax income in the second quarter.

As of June 30, 2000, Owens Corning's financial statements reflect $93 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. Most of this amount represents unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning has estimated its probable recoveries. Owens Corning also has a significant amount of other unconfirmed potential non-products coverage with excess level carriers. Owens Corning is actively pursuing non-products insurance recoveries under these policies. The amount and timing of recoveries from excess level policies will depend on subsequent negotiations and/or proceedings.

Reserve
-------

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of $1.1 billion in 1996 and $1.4 billion in 1998. During the second quarter of 2000, Owens Corning reviewed the sufficiency of its provision for asbestos-related liabilities in light of recent trends and developments in the administration of the NSP and in asbestos litigation generally. These trends and developments included:

o Additional information obtained in reviewing, processing and approving for payment more than 90,000 of the claims submitted under the NSP. This information allowed Owens Corning to better determine the disease type and value of the claims submitted under the NSP, including the substantial number of claims originally classified as of "unknown" disease type and the more than 60,000 claims that have been added to the NSP since its inception. As the result of such information, Owens Corning's estimate of the average value of an NSP claim has increased by approximately $2,000.

o Increased settlement demands (as described above) and higher than expected costs, particularly in 2000, to settle non-NSP claims.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

o Recent large verdict awards against other asbestos defendants in several jurisdictions, including Madison County, Illinois and Orange County, Texas.

o Additional information from plaintiffs' firms as to their expectations concerning the number and nature of future filings.

As the result of its review, Owens Corning increased its asbestos reserves by $1 billion in the second quarter of 2000. The approximate balances of the components of the reserve at June 30, 2000 are:

          ----------------------------------------------------------- -------------------------------------
                                                                                    Balance
          ----------------------------------------------------------- -------------------------------------
          ----------------------------------------------------------- -------------------------------------
                                                                            (In billions of dollars)
          ----------------------------------------------------------- -------------------------------------
          ----------------------------------------------------------- -------------------------------------
          NSP backlog                                                                   1.2
          ----------------------------------------------------------- -------------------------------------
          ----------------------------------------------------------- -------------------------------------
          Non-NSP backlog                                                               0.3
          ----------------------------------------------------------- -------------------------------------
          ----------------------------------------------------------- -------------------------------------
          Future claims                                                                 0.7
          ----------------------------------------------------------- -------------------------------------
          ----------------------------------------------------------- -------------------------------------
          Defense and administrative processing costs                                   0.1
          ----------------------------------------------------------- -------------------------------------
          ----------------------------------------------------------- -------------------------------------
          Pre-NSP Settlements                                                           0.1
          ----------------------------------------------------------- -------------------------------------


In connection with its asbestos reserve, Owens Corning notes that:

o The "NSP backlog" component represents the remaining estimated cost of resolving Initial Claims (as of June 30, 2000) under the NSP. Owens Corning is scheduled to pay these costs as part of its estimated asbestos-related payments through 2004 (described above under "Asbestos-Related Payments").

o The "Non-NSP backlog" component represents the estimated cost of resolving asbestos personal injury claims pending against Owens Corning outside the NSP as of June 30, 2000.

o    The "Future  claims"  component  represents the estimated cost of resolving
     (i) Future Claims under the NSP and (ii) non-NSP claims made after June 30, 2000.

o    The  reserve  as  a  whole   reflects  $250  million  of   Undistributed
     Administrative Deposits.

Owens Corning cautions that its estimate of its liabilities for pending and expected future asbestos claims is influenced by numerous variables that are difficult to predict and that such estimate therefore remains subject to considerable uncertainty. Such variables include, among others, the cost of resolving pending non-NSP claims; the disease mix and severity of disease of pending NSP claims; the number, severity of disease, and jurisdiction of claims filed in the future (especially the number of mesothelioma claims); how many future claimants are covered by an NSP Agreement; the extent, if any, to which an individual claimant exercises his or her right to opt out of an NSP Agreement and/or utilize counsel not participating in the NSP; the extent, if any, to which counsel that are not bound by an NSP Agreement undertake the representation of asbestos personal injury plaintiffs against Owens Corning; the extent, if any, to which Owens Corning exercises its right to terminate one or more of the NSP Agreements due to excessive opt-outs or for other reasons; and Owens Corning's success in controlling the costs of resolving future non-NSP claims.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

As referenced above, Owens Corning also notes that in recent months it has received a number of settlement demands from non-NSP plaintiffs' counsel which have exceeded historical settlement averages for like cases. In addition, there have been recent large verdict awards against other asbestos defendants in several jurisdictions, including Madison County, Illinois and Orange County, Texas. While the impact of these events to date was considered in connection with the increase in Owens Corning's asbestos reserves during the second quarter of 2000 (described above), these events, and the possibility that either or both will continue at the same or worse levels, further contributes to the uncertainty surrounding Owens Corning's estimate of its liabilities for asbestos claims. Recent bankruptcies of two other defendants in the personal injury litigation may also have an adverse impact on future NSP claimants' willingness to accept agreed NSP values to resolve their claims, as well as on the cost of resolving future non-NSP claims.

Owens Corning will continue to review the adequacy of its estimates of liabilities and insurance on a periodic basis and make such adjustments as may be appropriate.

Management Opinion
------------------

As described above, Owens Corning has agreed to make payments for asbestos liabilities through at least 2004. These payments will require dedication of a significant portion of Owens Corning's sources of liquidity expected to be available during this period. Depending on operational cash flow and other sources of cash, such as insurance recoveries, divestitures and tax refunds, it is possible that Owens Corning will require additional financing. In this respect, Owens Corning notes that its current $1.8 billion long-term bank credit facility expires in June 2002. As a result, such facility will become a current liability in the second quarter of 2001. Prior to its expiration, Owens Corning will need to replace it, in a similar or larger amount, or obtain alternate financing, on acceptable terms ("Refinancing"). Management believes that it is likely that such Refinancing will place limits on payments for asbestos liabilities and may impose other restrictive terms and conditions. Therefore, accommodations in addition to the Deferral Program may be required. Although Owens Corning intends to continue to work with the Executive Committee appointed by the NSP firms, there can be no assurance that such additional accommodations or other conditions of the Refinancing will be acceptable to plaintiffs' attorneys.

In addition to the foregoing risk factors, Owens Corning notes that, in view of the variables and uncertainties described above, additional uninsured and unreserved costs may arise out of personal injury asbestos claims, and such additional costs may be substantial over time.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

Although any opinion is necessarily judgmental and must be based on an assessment of the variables and uncertainties described above, provided that Refinancing can be obtained on acceptable terms, NSP firms continue to support the Deferral Program and agree to any necessary additional accommodations or other conditions of the Refinancing, Owens Corning is not required to make asbestos-related payments during the period through 2004 in excess of its estimated payments described above under "Asbestos-Related Payments", and Owens Corning's results of operations do not deteriorate significantly during the period, management believes that asbestos-related costs will not impair the ability of Owens Corning to meets its obligations. The process of obtaining the Refinancing, obtaining necessary additional accommodations, and limiting total asbestos-related payments will involve complex negotiations among numerous parties with varying interests. Moreover, many factors not in the control of Owens Corning affect the Company's financial performance. As a result, there can be no assurance that the necessary steps will be successfully completed.

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

National Settlement Program
---------------------------

Fibreboard is a participant in the NSP and is a party to the NSP Agreements discussed in Item A. The NSP Agreements became effective as to Fibreboard in the fourth quarter of 1999, when the Insurance Settlement (discussed below) became effective. The NSP Agreements settle asbestos personal injury claims that had been filed against Fibreboard by participating plaintiffs' law firms and claims that could have been filed against Fibreboard by such firms following the lifting, in the third quarter of 1999, of an injunction which had barred the filing of asbestos personal injury claims against Fibreboard. As of June 30, 2000, Fibreboard has settled, through the NSP, approximately 200,000 Initial Claims. The NSP Agreements also provide for the resolution of Future Claims against Fibreboard through the administrative processing arrangement described in Item A. The timing of payments for Initial and Future Claims against Fibreboard will be consistent, generally, with the timing of Owens Corning payments, described in Item A.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING) (continued)

Since 1993, Continental and Pacific paid, either directly or through an escrow account funded by them, for substantially all settlements of asbestos claims reached prior to the initiation of the NSP. Under the Insurance Settlement, Continental and Pacific provided $1,873 million during the fourth quarter of 1999 to fund Fibreboard's costs of resolving pending and future asbestos claims, whether under the NSP, in the tort system, or otherwise.

The Insurance Settlement funds are held in and invested by the Fibreboard Settlement Trust and are available to satisfy Fibreboard's pending and future asbestos-related liabilities. As of June 30, 2000, $1,249 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $150 million was held in Undistributed Administrative Deposits on behalf of Fibreboard. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced as applied to satisfy Fibreboard's asbestos-related liabilities. Generally, it is expected that payments of Fibreboard's asbestos-related liabilities will be paid directly by the Fibreboard Settlement Trust on behalf of Fibreboard. Any asbestos-related amounts paid directly by Fibreboard are subject to reimbursement from the Trust's assets. Under the terms of the Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. These assets are reflected as current assets or other assets, with each category denoted "Restricted cash and securities - Fibreboard". The funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. Accordingly, Owens Corning's consolidated balance sheet also reflects liabilities in an aggregate amount equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits. These liabilities, denoted as "Asbestos-related liabilities - Fibreboard", are reflected as current or other liabilities, depending on the period in which payment is expected. At June 30, 2000, Owens Corning estimates Fibreboard's asbestos-related liabilities at $1,365 million. This amount includes an increase of $99 million during the second quarter of 2000 as the result of Owens Corning's review of Fibreboard's asbestos-related liabilities. See Note 12 for additional information concerning the Fibreboard Settlement Trust.

Asbestos-Related Payments
-------------------------

In the second quarter of 2000, gross payments for asbestos-related claims against Fibreboard were approximately $249 million, all of which were paid/reimbursed by the Fibreboard Settlement Trust. These payments fell within four major categories, as follows:

                                                                           (In millions of dollars)



Pre-1993 and Interim Claims                                                           $     7
NSP Settlements                                                                           208
Non-NSP Settlements                                                                        17
Defense, Claims Processing and Administrative Expenses                                     17
                                                                                      -------
                                                                                       $  249

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING) (continued)

The payments for NSP Settlements include Administrative Deposits during the quarter on behalf of Fibreboard. At June 30, 2000, there were approximately $150 million of Undistributed Administrative Deposits made on behalf of Fibreboard. As described above, these Undistributed Administrative Deposits are included as restricted assets, under the caption "Restricted cash and securities - Fibreboard", on Owens Corning's consolidated balance sheet.

In addition to the Deferral Program for Owens Corning asbestos-related payments (described in Item A), Owens Corning has requested that NSP participating firms agree to modify the Fibreboard NSP payment obligations so as to slow early year payments and allow earnings in the Fibreboard Settlement Trust to accumulate. Owens Corning is currently working with the NSP Executive Committee to develop an acceptable payment schedule. There can be no assurance that an acceptable schedule will be agreed upon. Owens Corning currently estimates that Fibreboard will incur total asbestos-related payments (including Administrative Deposits) of approximately $700 million in 2000, all of which are payable/reimbursable by the Fibreboard Settlement Trust as described above. Fibreboard payments beyond 2000 will depend upon whether an acceptable alternative payment schedule is agreed upon. Fibreboard payments will also depend on the same variables and uncertainties as those described above affecting Owens Corning's payments.

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

Other Liabilities
-----------------

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

General Accounting Treatment
----------------------------

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. These assets are reflected as current assets or other assets, with each category denoted "Restricted cash and securities - Fibreboard". The funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. Accordingly, Owens Corning's consolidated balance sheet also reflects liabilities in an aggregate amount equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits. These liabilities, denoted as "Asbestos-related liabilities - Fibreboard," are reflected as current or other liabilities, depending on the period in which payment is expected. At June 30, 2000, Owens Corning estimates Fibreboard's asbestos-related liabilities at $1.365 billion, with a residual obligation to charity of $34 million. Payments from the Trust and distributions from Undistributed Administrative Deposits for asbestos-related liabilities reduce both the assets and related liabilities on the consolidated balance sheet.

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

Adjustments
-----------

Periodically, the Company evaluates the amount of Fibreboard's asbestos-related liabilities. During the second quarter of 2000, the Company determined that Fibreboard's asbestos-related liabilities required an increase of $99 million (see Note 11). Accordingly, the Company increased Fibreboard's asbestos-related liabilities and reduced the amount payable to charity by this amount during the second quarter of 2000.

Results for the Period Ending June 30, 2000
-------------------------------------------

Trust Assets generated interest/dividend earnings of approximately $18 million in the second quarter of 2000 and $38 million year to date, which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. This income, however, has been offset by an equal charge to other expense, which represents the increase in the residual liability to be paid to charity.

Payments for asbestos-related claims from the Trust (including Administrative Deposits) during the second quarter of 2000 were approximately $249 million and total $634 million for the year. Such payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities resulted in a net realized gain of less than $1 million during the second quarter of 2000 and approximately $1 million year to date. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

During 2000, fair market value adjustments for securities designated as available for sale have resulted in a net unrealized gain of $1 million since their valuation at December 31, 1999. As the investments had an unrealized loss of approximately $1 million at December 31, 1999, there is no net unrealized gain or loss on these investments at June 30, 2000. The gain in the current year has been reflected in the Company's consolidated balance sheet as an increase to the carrying amount of the asset and an increase to other comprehensive income. This gain has also been reflected as an increase to the charity liability, with a corresponding decrease to other comprehensive income.

At June 30, 2000, the fair value of Trust Assets was $1.399 billion, net of $29 million in outstanding payables. Total trust assets of $1.278 billion were invested in marketable securities. The fair value of Undistributed Administrative Deposits was $150 million and was held as restricted cash. $525 million of these assets have been classified as a current asset while the remaining securities have been classified as noncurrent assets.

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at June 30, 2000 and December 31, 1999 are as follows:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   FIBREBOARD SETTLEMENT TRUST (continued)

                                                                    June 30, 2000
                                                                    -------------
                                  Amortized         Gross Unrealized              Gross Unrealized
                                     Cost                Gain                           Loss         Fair Value
                                     ----                ----                           ----         ----------
                                                              (In millions of dollars)

Corporate Bonds                     $     532               $      -                  $      -       $     532
Corporate Notes                            73                      -                         -              73
Municipal Bonds                           204                      -                         -             204
Mutual Funds                              247                      -                         -             247
US Government Bonds                       222                      -                         -             222
                                    ---------               --------                  --------       ---------

Total                               $   1,278               $      -                  $      -       $   1,278

                                                                     December 31, 1999
                                                                     -----------------
                                       Amortized      Gross Unrealized         Gross Unrealized
                                          Cost              Gain                     Loss             Fair Value
                                          ----              ----                     ----             ----------
                                                                 (In millions of dollars)

Corporate Bonds                        $      85              $       -              $         -      $       85
Corporate Notes                            1,334                      -                       (1)          1,333
Municipal Bonds                              199                      -                        -             199
US Government Bonds                          221                      -                        -             221
                                       ---------              ---------              -----------      ----------

Total                                  $   1,839              $       -              $        (1)     $    1,838

Maturities of investment securities classified as available for sale at June 30, 2000 and December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                              June 30, 2000                 December 31, 1999
                                                              -------------                 -----------------
                                                       Amortized                        Amortized
                                                         Cost          Fair Value          Cost        Fair Value
                                                         ----          ----------          ----        ----------
                                                                        (In millions of dollars)

Due within one year                                   $      537        $     537       $    1,152     $    1,152
Due after one year through five years                         47               47               72             72
Due after five years through ten years                        26               26               87             87
Due after ten years                                          668              668              528            527
                                                      ----------        ---------      ------------   -----------
Total                                                  $   1,278         $  1,278       $    1,839     $    1,838

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the first half of 2000:

                                      Interest   Unrealized    Sale       Realized
                           Balance       and       Gain/        of         Gain/                                          Balance
                           12/31/99   Dividends   (Loss)    Securities    (Loss)   Adjustments     Other    Payments      6/30/00
                           --------   ---------   ------    ----------    ------   -----------     -----    --------      -------
Assets
------
Cash (Note 11)           $       -   $    -     $    -      $   605      $    -     $     -       $   -     $   (634)    $   (29)
Restricted Cash
 (Note 11)                       -        -          -            -           -           -         150            -          150
Marketable Securities:
  Available for Sale         1,838       38          1         (605)          1           -           5            -        1,278
                         ---------   --------   --------    --------     -------     ------       -----     --------     --------

Total Assets             $   1,838   $   38     $    1      $     -      $    1      $    -       $ 155     $   (634)    $  1,399
                         =========   ========   ========    ========     =======     ======       =====     ========     ========

Liabilities
-----------
Asbestos Litigation
  Claims (Note 11)       $   1,750   $    -     $    -      $     -      $    -      $   99       $ 150     $   (634)    $  1,365
Charity                         88       38          1            -           1         (99)          5            -           34
                         ---------   --------   --------    --------     -------     ------       -----     --------     --------

Total  Liabilities       $   1,838   $   38     $    1      $     -      $    1      $    -       $ 155     $   (634)    $  1,399
                         =========   ========   ========    ========     =======     ======       =====     ========     ========

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 2 is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, material costs, construction activity, interest rate movements, issues involving implementation of new business systems, achievement of expected cost reductions, issues involving asbestos-related liabilities, availability and cost of financing, and general economic conditions.

RESULTS OF OPERATIONS

Business Overview
-----------------

Owens  Corning's  growth agenda has focused on increasing  sales and earnings by
(i) acquiring businesses with products that can be sold through existing or complementary distribution channels, (ii) achieving productivity improvements and cost reductions in existing and acquired businesses, (iii) entering new growth markets and (iv) forming strategic alliances and partnerships to complement our existing businesses, including the development of our service businesses. We have implemented two major initiatives, the System Thinking(TM) strategy and Advantage 2000, to enhance sales growth and achieve productivity improvements across all businesses. System Thinking for the Home leverages our broad product offering and strong brand recognition to increase our share of the building materials and home improvement markets. This systems approach represents a focus on systems-driven solutions that combine Owens Corning's insulation, roofing, exterior and acoustic systems, to provide a high performance, cost-effective building "envelope" for the home. We are also very committed to taking full advantage of e-Business opportunities. Through alliances with BuildNet and ImproveNet, for example, we are working directly with consumers to help them find solutions for their needs. We are also expanding our role as a service provider for our customers. Through our HOMExperts(TM) Home Maintenance Service and Sell-Furnish-Install test markets, we are offering complementary services in order to meet all of our consumers' needs. In the Composite Systems Business, Owens Corning has partnered with end users, OEMs, systems suppliers and other players within the supply chain for development of substitution opportunities for composite systems. In addition, Owens Corning has virtually completed the implementation of Advantage 2000, a fully integrated business technology system designed to reduce costs and improve business processes.

Owens  Corning's   strategy  also  includes  the  divestiture  of  non-strategic businesses. This strategy resulted in the sale of our Falcon Foam business in the U.S. during the first quarter of 2000 and the sale of our Building Materials business in Europe during the second quarter of 2000 to an unconsolidated joint venture, Alcopor Owens Corning, in which we have a 40% ownership interest. The joint venture partnership with Alcopor enables us to continue our presence in the European building materials market. Please see Notes 1 and 4 to the Consolidated Financial Statements.

During 1998 and 1999, we realized the benefits of pricing improvements applicable to many of our products and cost reductions resulting from our strategic restructuring program and other profitability and productivity initiatives. Pricing improvements over the course of 1999, particularly in residential insulation, resulted in approximately a $140 million increase in income from operation compared to 1998. These cost reductions and pricing improvements have continued into 2000. However, during the first and second

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

quarters of 2000, we experienced significant increases in certain of our costs, particularly roofing and vinyl raw material costs, which are directly related to higher crude oil prices and increased demand for PVC, respectively.

Quarter and Six Months Ended June 30, 2000
------------------------------------------

Sales and Profitability
-----------------------

Net sales for the quarter ended June 30, 2000 were $1.295 billion, down slightly from the second quarter 1999 level of $1.310 billion. The decrease is due largely to volume decreases in North American Building Materials businesses, particularly in insulation, roofing and exteriors markets. The sales decline also reflects the sale of our Falcon Foam business in the U.S. in January 2000 (the "Falcon transaction") and the sale of the European Building Materials business into an unconsolidated joint venture in which we have a 40% ownership (the "Building Materials Europe transaction") at the end of May 2000. The effect of volume decreases was partially offset by price improvements in all three of these markets. In the Composites business, sales reflect both steady volume and price increases in composites markets during the second quarter of 2000. The volume and price increases in composites served to partially offset the sales declines in the Building Materials businesses. On a consolidated basis, the currency translation impact on sales denominated in foreign currencies was slightly unfavorable during the second quarter of 2000 compared to the second quarter of 1999. Please see Notes 1 and 4 to the Consolidated Financial Statements.

Sales outside the U.S. represented 18% of total sales during the second quarter of 2000, compared to 19% during the second quarter of 1999. The relative decline in non-U.S. sales is primarily due to the Building Materials Europe transaction. Gross margin for the quarter ended June 30, 2000 was 23% of net sales, which is down from 25% in the second quarter of 1999. The decrease in gross margin percentage reflects the increase in raw material costs throughout the year, offset partially by price increases.

For the quarter ended June 30, 2000, Owens Corning reported a net loss of $425 million, or $7.76 per share, compared to net income of $76 million, or $1.31 per share, for the quarter ended June 30, 1999. The net loss in the second quarter of 2000 reflects two asbestos-related items: a $1 billion pretax charge for addition to our reserve for asbestos claims and a $210 million benefit as the result of an insurance recovery. The net effect of the two asbestos-related items was a $790 million pretax charge ($486 million after-tax). See also Note 11 to the Consolidated Financial Statements and "Asbestos Litigation" below. The net loss also reflects the adverse impact of increased raw material costs during the quarter, offset partially by pricing improvements. Cost of borrowed funds during the second quarter of 2000 was $51 million, $12 million higher than the second quarter 1999 level, due to increased debt, supporting payments associated with the National Settlement Program, and higher rates on floating rate debt.

Marketing and administrative expenses were $146 million during the second quarter of 2000, compared to $152 million in the second quarter of 1999. The decrease is primarily attributable to effective cost-cutting measures introduced during the second quarter of 2000.

Net sales for the six months ended June 30, 2000 were $2.552 billion, up from the $2.440 billion reported for the first six months of 1999. Price increases across North American Building Materials markets, including a partial pass-through of raw material cost increases, and price and volume increases in the Composites business resulted in the sales growth.

The net loss for the six months ended June 30, 2000 was $377 million, or $6.90 per share compared to net income of $120 million, or $2.08 per share for the same period ended in 1999. Included in the net loss for the first half of 2000 are a $790 million pretax asbestos-related charge ($486 million after tax), a $5 million pretax gain from the Building Materials Europe transaction, and a $22

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

million increase in cost of borrowed funds, due to increased debt, supporting payments associated with the National Settlement Program, and higher rates on floating rate debt. Despite the effective cost-cutting measures introduced during the second quarter of 2000, marketing and administrative expenses for the six months ended June 30, 2000 increased by $7 million compared to the prior year's period due to increased spending in first quarter 2000. Additionally, net income for the six months ended June 30, 2000 reflects an approximately $60 million increase in raw material costs, of which only approximately one half was able to be passed through to the customers. We also recorded a $5 million pretax loss from the sale of Falcon Foam, a $9 million pretax charge for the realignment of our Fair Bluff, North Carolina plant, and an $11 million tax benefit from the implementation of a tax strategy associated with one of our foreign subsidiaries during the first quarter of 2000. Please see Note 4 to the Consolidated Financial Statements.

Building Materials
------------------

In the Building Materials segment, sales decreased 3% to $1.035 billion in the second quarter of 2000 compared to the second quarter of 1999, reflecting decreased volume in U.S. insulation, roofing and exteriors products, as well as a decrease in sales resulting from the Building Materials Europe transaction. There was a slight currency translation impact on sales denominated in foreign currencies during the second quarter of 2000. Income from operations was $112 million during the second quarter of 2000, which is down approximately 15% from the same period in 1999. Income from operations in the second quarter of 2000 reflects volume decreases and raw material cost increases. These include an increase in asphalt and PVC resin raw material costs, associated with roofing and vinyl products, of approximately $30 million during the quarter ($60 million year-to-date). There were pricing increases in all Building Materials businesses, which served to partially offset the volume decreases and past and current cost increases. Due to the rapid rise in crude oil prices and significantly increased market demand for PVC during 2000, Owens Corning has been unable to fully pass through the rapidly rising costs of asphalt and PVC resin. Actions taken during the year to improve productivity and increase prices partially narrowed the gap. Our intention is to continue to reduce the gap of price versus cost going forward. Please see Note 1 to the Consolidated Financial Statements.

Composite Materials
-------------------

In the Composite Materials segment, sales were up 5%, to $291 million during the second quarter of 2000, compared to the second quarter of 1999, due to price and significant volume increases. Price and volume increases were experienced across all markets. The currency translation impact on sales denominated in foreign currencies was unfavorable during the second quarter of 2000. Income from operations was $49 million in the second quarter of 2000, compared to $33 million in the prior-year period, reflecting the volume and price increases discussed above. Please see Note 1 to the Consolidated Financial Statements.

Accounting Changes
------------------

We are assessing the impact of SFAS 133 on our financial statements and plan to adopt this accounting change effective January 1, 2001. We have completed an inventory of both our freestanding derivatives, including forward contracts, option contracts, currency swaps and interest rate swaps, and derivatives which are embedded in other contracts. We have assessed the impact of adoption based on our current derivatives position. During the third quarter, we will review our risk management policies, perform an information systems assessment, and modify our business processes as needed in order to comply with SFAS 133 and to temper the volatility in earnings and other comprehensive income.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $242 million for the quarter ended June 30, 2000, compared to negative $99 million for the quarter ended June 30, 1999. The increase in cash flow from operations for the second quarter of 2000 is largely attributable to the receipt of $335 million from insurance for asbestos litigation claims, partially offset by $141 million of payments for such claims. This compares to insurance proceeds of $13 million and payments of $175 million during the second quarter of 1999. We anticipate $950 million of total payments for asbestos litigation claims during 2000, excluding Fibreboard. Please see
Notes 8 and 11 to the Consolidated Financial Statements. Cash flow from operations also reflects an increase in inventories of approximately $50 million compared to the second quarter of 1999, due primarily to the effect of increased raw material costs on inventory valuation, offset partially by a decreased outflow attributable to accounts payable and accrued liabilities.

Inventories at June 30, 2000 were $549 million, $83 million more than the December 31, 1999 level. Adjusted for the Building Materials Europe and Falcon transactions, inventories increased by $111 million. Approximately half of the increase is due to higher raw material costs and the remainder is the result of the seasonal build of inventories. Receivables at June 30, 2000 were $519 million. Adjusted for the $48 million decrease associated with the Building Materials Europe and Falcon transactions, this represents a $209 million increase over the December 31, 1999 level. This increase is largely attributable to the seasonal increase in sales and the low level of receivables at December 31, 1999, which reflected the benefits of collection efforts at the end of last year and normal practices in the building materials industry. The decrease in accounts payable and accrued liabilities from $839 million at December 31, 1999 to $692 million at June 30, 2000, $48 million of which is the result of the European Building Materials and Falcon transactions, reflects typical payment patterns during the first half of the year as well as a corporate-wide initiative to decrease spending.

At June 30, 2000, Owens Corning's net working capital was $292 million and our current ratio was 1.13, compared to negative $828 million and .72, respectively, at December 31, 1999 and negative $224 million and .88, respectively, at June 30, 1999. The increase in working capital at June 30, 2000 compared to June 30, 1999 is largely the result of an increase in cash and cash equivalents of $471 million, of which $109 million represents net proceeds from the European Building Materials transaction and $335 million represents the receipt of insurance for asbestos litigation claims, of which $125 million had previously been recorded as an insurance asset. The current portion of the Owens Corning asbestos reserve, net of insurance and restricted cash, declined by $225 million. Accounts receivable have decreased $92 million compared to June 30, 1999. This decrease is attributable to the collection efforts at the end of 1999 as described above and the sale of the European Building Materials business. Additionally, there has been a decrease in the current portion of the deferred tax asset and short-term debt since the second quarter of 1999.

Total borrowings at June 30, 2000 were $2.816 billion, $825 million higher than at year-end 1999, reflecting increased payments for asbestos litigation claims and seasonal working capital increases. As of June 30, 2000, we had unused lines of credit of $254 million available under long-term bank credit facilities and an additional $203 million under short-term facilities, compared to $1.239 billion and $174 million, respectively, at year-end 1999. The net decrease in unused available lines of credit reflects Owens Corning's increased borrowings at June 30, 2000 compared to December 31, 1999. Letters of credit issued under the bank credit facility, most of which support appeals from asbestos trials, also reduce the available credit. The impact of such reduction is reflected in the unused lines of credit discussed above. Please see Note 5 to the Consolidated Financial Statements.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Capital spending for property, plant and equipment, excluding acquisitions, was $97 million in the second quarter of 2000. Owens Corning anticipates that 2000 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $280 million, the majority of which has been spent or is committed. We expect that funding for these expenditures will be from our operations and external sources as required.

Asbestos Litigation
-------------------

Please see also Note 11 to the Consolidated Financial Statements.

Beginning in late 1998, Owens Corning has implemented a National Settlement Program ("NSP") to resolve personal injury asbestos claims through settlement agreements with individual plaintiffs' law firms. The number of participating law firms has expanded from approximately 50 when the NSP was established to 117 as of June 30, 2000. The NSP continues to expand.

Under the NSP, each participating law firm has agreed to a long-term settlement agreement ("NSP Agreement") that extends through at least 2008. All NSP Agreements provide for the resolution of asbestos claims, including unfiled claims, pending with a participating law firm at the time it enters into an NSP Agreement ("Initial Claims") and also establishes procedures and fixed payments for resolving without litigation those claims that may arise after a participating firm enters into an NSP Agreement ("Future Claims") against either Owens Corning or Fibreboard, or both.

As of June 30, 2000, Owens Corning has settled, through the NSP, a total of more than 237,000 Initial Claims against it. To date, Owens Corning has paid more than $1 billion (including Administrative Deposits) of the settlement amounts payable under the NSP in connection with these Initial Claims; the balance is scheduled to be paid as part of Owens Corning's estimated asbestos-related payments through 2004 (described below). Through July 2000, Owens Corning has received approximately 1,300 Future Claims under the NSP for payment in 2003, provided that such claims meet the criteria for payment under the NSP Agreements. If all such claims were approved for payment, estimated payments for those claims would be less than $50 million.

Payments under the NSP for Initial Claims will generally be made through 2004. It is anticipated that payments for a limited number of "exigent" Future Claims (principally those of living malignancy claimants) will continue to be made as promptly as possible, limited by Owens Corning's available cash flow.

In addition to the right to defer payments for Future Claims as described below, Owens Corning has requested that NSP participating firms agree to defer payments in 2000 through 2002 on Initial Claims to the extent necessary to ensure that Owens Corning limits its total asbestos-related payments to the following schedule: $950 million in 2000, $400 million in 2001, and $250 million in 2002 ("Deferral Program"). An Executive Committee appointed by the NSP firms to consider the request, conduct appropriate due diligence, and make a recommendation concerning the program has agreed to recommend the Deferral Program. To facilitate implementation of the Deferral Program, each NSP firm will receive a revised payment schedule. The Deferral Program is designed to facilitate continued predictability and manageability of Owens Corning's cash flow, while taking into account the ongoing expansion of the NSP, the timing of expected future insurance recoveries, efficient tax planning, and compliance with ongoing loan covenants. On the basis of preliminary information, Owens Corning estimates that the Deferral Program may result in the deferral of approximately $500 million of anticipated NSP payments. As part of the Deferral Program, Owens Corning has agreed to pay any such deferred amounts in two equal installments in 2003 and 2004, subject to then applicable loan covenants.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Payments for other qualifying Future Claims will begin in 2003, and will be made on the following schedule, based on when such claims are accepted by Owens Corning for payment:

-------------------------------------------------------- --------------------------------------
Date Accepted for Payment                                Year in which Claim Will be Paid
-------------------------------------------------------- --------------------------------------
-------------------------------------------------------- --------------------------------------
January 1, 1999 through June 30, 2000                    2003
-------------------------------------------------------- --------------------------------------
-------------------------------------------------------- --------------------------------------
July 1, 2000 through December 31, 2001                   2004
-------------------------------------------------------- --------------------------------------
-------------------------------------------------------- --------------------------------------
January 1, 2002 through June 30, 2003                    2005
-------------------------------------------------------- --------------------------------------
-------------------------------------------------------- --------------------------------------
July 1, 2003 through December 31, 2004                   2006
-------------------------------------------------------- --------------------------------------
-------------------------------------------------------- --------------------------------------
January 1, 2005 through June 30, 2006                    2007
-------------------------------------------------------- --------------------------------------
-------------------------------------------------------- --------------------------------------
July 1, 2006 or later                                    60 days to one year after acceptance
-------------------------------------------------------- --------------------------------------

The schedule of payments provided for qualifying Future Claims under NSP Agreements that have been entered into during the fourth quarter of 1999 and thereafter will be delayed by at least one year from the dates for payment set forth above.

Pursuant to existing NSP Agreements, if, in any calendar year after 2002, the payment of any amounts under the NSP in respect of Future Claims would not be permitted under Owens Corning's then prevailing loan covenants, Owens Corning will have the right to defer payment of such amounts until February 15 of the following year. Commencing in 2003, subject to the variables and uncertainties discussed in Note 11 to the Consolidated Financial Statements, Owens Corning expects that its payments for Future Claims will not exceed $150 million per year, plus any amounts payable pursuant to the Deferral Program discussed above. Additional settlement payments will be made by Fibreboard, as discussed below.

In the second quarter of 2000, gross payments for asbestos-related claims (including Administrative Deposits) by Owens Corning (excluding Fibreboard) were approximately $135 million. Proceeds from insurance were $335 million, reflecting a settlement payment from a group of excess insurers, resolving a dispute concerning coverage from such insurers for non-products asbestos-related personal injury claims. Of this amount, $125 million had been reflected on Owens Corning's financial statements as a probable insurance recovery.

Owens Corning currently estimates that it (excluding Fibreboard) will make asbestos-related payments (including Administrative Deposits) before tax and application of insurance recoveries of approximately $950 million during 2000 (of which approximately $614 million had been made as of June 30), $400 million in 2001, $250 million in 2002, and $400 million in each of 2003 and 2004. The amounts shown for 2003 and 2004 include $250 million in each year to pay the estimated $500 million amount that may be deferred under the Deferral Program described above. The actual amounts of such payments will depend on numerous variables, including: (1) the rate at which NSP claims are submitted and processed; (2) the severity of disease involved in such claims; (3) the number and type of non-NSP claims resolved; (4) the cost of resolving such claims, including defense costs; (5) the amount of insurance recoveries obtained; and
(6) the implementation and continued applicability of the Deferral Program described above.

During the second quarter of 2000, Owens Corning reviewed the sufficiency of its provision for asbestos-related liabilities in light of recent trends and developments in the administration of the NSP and in asbestos litigation generally. As the result of its review, Owens Corning increased its asbestos reserves by $1 billion in the second quarter of 2000.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Fibreboard is a participant in the NSP and is a party to the NSP Agreements, which became effective as to Fibreboard in the fourth quarter of 1999, when the Insurance Settlement (discussed below) became effective. As of June 30, 2000, Fibreboard has settled, through the NSP, approximately 200,000 Initial Claims against it. The NSP Agreements also provide for the resolution of Future Claims against Fibreboard through the administrative processing arrangement described above for Owens Corning. The timing of payments for Initial and Future Claims against Fibreboard will be consistent, generally, with the timing of Owens Corning payments, described above.

Under the Insurance Settlement, two of Fibreboard's insurers provided $1,873 million during the fourth quarter of 1999 to fund Fibreboard's costs of resolving pending and future asbestos claims, whether under the NSP, in the tort system, or otherwise. The Insurance Settlement funds are held in and invested by the Fibreboard Settlement Trust and are available to satisfy Fibreboard's pending and future asbestos-related liabilities. As of June 30, 2000, $1,249 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $150 million was held in Undistributed Administrative Deposits on behalf of Fibreboard. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced as applied to satisfy Fibreboard's asbestos-related liabilities. Generally, it is expected that payments of Fibreboard's asbestos-related liabilities will be paid directly by the Fibreboard Settlement Trust on behalf of Fibreboard. Any asbestos-related amounts paid directly by Fibreboard are subject to reimbursement from the Trust's assets. Under the terms of the Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's Consolidated Balance Sheet as restricted assets. These assets are reflected as current assets or other assets, with each category denoted "Restricted cash and securities - Fibreboard". The funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. Accordingly, Owens Corning's Consolidated Balance Sheet also reflects liabilities in an aggregate amount equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits. These liabilities, denoted as "Asbestos-related liabilities - Fibreboard", are reflected as current or other liabilities, depending on the period in which payment is expected. At June 30, 2000, Owens Corning estimates Fibreboard's asbestos-related liabilities at $1,365 million, with a residual obligation to charity of $34 million. The amount reflected for Fibreboard includes an increase of $99 million during the second quarter of 2000 as the result of Owens Corning's review of Fibreboard's asbestos-related liabilities. See Note 12 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

In the second quarter of 2000, gross payments for asbestos-related claims (including Administrative Deposits) against Fibreboard were approximately $249 million, all of which were paid/reimbursed by the Fibreboard Settlement Trust. In addition to the Deferral Program for Owens Corning asbestos-related payments (described above), Owens Corning has requested that NSP participating firms agree to modify the Fibreboard NSP payment obligations so as to slow early year payments and allow earnings in the Fibreboard Settlement Trust to accumulate. Owens Corning is currently working with the NSP Executive Committee to develop an acceptable payment schedule. There can be no assurance that an acceptable schedule will be agreed upon. Owens Corning currently estimates that Fibreboard will incur total asbestos payments (including Administrative Deposits) of approximately $700 million in 2000, all of which are payable/reimbursable by the Fibreboard Settlement Trust as described above. Fibreboard payments beyond 2000 will depend upon whether an acceptable alternative payment schedule is agreed upon.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

As described above, Owens Corning has agreed to make payments for asbestos liabilities through at least 2004. These payments will require dedication of a significant portion of Owens Corning's sources of liquidity expected to be available during this period. Depending on operational cash flow and other sources of cash, such as insurance recoveries, divestitures and tax refunds, it is possible that Owens Corning will require additional financing. In this respect, Owens Corning notes that its current $1.8 billion long-term bank credit facility expires in June 2002. As a result, such facility will become a current liability in the second quarter of 2001. Prior to its expiration, Owens Corning will need to replace it, in a similar or larger amount, or obtain alternate financing, on acceptable terms ("Refinancing"). Management believes that it is likely that such Refinancing will place limits on payments for asbestos liabilities and may impose other restrictive terms and conditions. Therefore, accommodations in addition to the Deferral Program may be required. Although Owens Corning intends to continue to work with the Executive Committee appointed by the NSP firms, there can be no assurance that such additional accommodations or other conditions of the Refinancing will be acceptable to plaintiffs' attorneys.

In addition to the foregoing risk factors, Owens Corning notes that, in view of the variables and uncertainties described above, additional uninsured and unreserved costs may arise out of personal injury asbestos claims, and such additional costs may be substantial over time.

Although any opinion is necessarily judgmental and must be based on an assessment of the variables and uncertainties described above, provided that Refinancing can be obtained on acceptable terms, NSP firms continue to support the Deferral Program and agree to any necessary additional accommodations or other conditions of the Refinancing, Owens Corning is not required to make asbestos-related payments during the period through 2004 in excess of its estimated payments described above, and Owens Corning's results of operations do not deteriorate significantly during the period, management believes that asbestos-related costs will not impair the ability of Owens Corning to meets its obligations. The process of obtaining the Refinancing, obtaining necessary additional accommodations, and limiting total asbestos-related payments will involve complex negotiations among numerous parties with varying interests. Moreover, many factors not in the control of Owens Corning affect the Company's financial performance. As a result, there can be no assurance that the necessary steps will be successfully completed.

Environmental Matters
---------------------

Owens Corning has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). We have also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against us as a PRP for contribution under such federal, state or local laws. During the first six months of 2000, we were designated as a PRP in such federal, state, local or private proceedings for 3 additional sites, while three cases were closed during this period. At June 30, 2000, a total of 46 such PRP designations remained unresolved. We are also involved with environmental investigation or remediation at a number of other sites at which Owens Corning has not been designated a PRP.

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

We enter into various forward contracts and options, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions and earnings. We also enter into certain currency and interest rate swaps to protect the carrying amount of investments in certain foreign subsidiaries, to hedge the principal and interest payments of certain debt instruments, and to manage exposure to fixed versus floating interest rates.

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

The amounts presented below represent the maximum potential one-day loss in fair value that we would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

                                                           June 30,              December 31,
               Risk Category                                 2000                    1999
               -------------                                 ----                    ----
                                                                (In millions of dollars)
               Foreign currency                               $1                      $-
               Interest rate                                  $7                      $6


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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 11, Contingent Liabilities, to Owens Corning's Consolidated Financial Statements above, which is incorporated here by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None of the constituent instruments defining the rights of the holders of any class of Owens Corning's registered securities was materially modified in the quarter ended June 30, 2000.

(b) None of the rights evidenced by any class of Owens Corning's registered securities was materially limited or qualified in the quarter ended June 30, 2000 by the issuance or modification of any other class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended June 30, 2000, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of Owens Corning or any of our significant subsidiaries exceeding 5 percent of the total assets of Owens Corning and consolidated subsidiaries.

(b) During the quarter ended June 30, 2000, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of Owens Corning which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of Owens Corning.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Owens Corning's annual meeting of stockholders was held April 20, 2000.

(c) The matters voted upon at the meeting, and the votes with respect to each, were:

     1. Election of three directors for a term expiring in 2003: Norman P. Blake, Jr. - 46,537,566 votes cast for election and 2,187,231 votes withheld; Leonard S. Coleman, Jr. - 46,570,857 votes cast for election and 2,153,940 votes withheld; and W. Ann Reynolds - 46,505,041 votes cast for election and 2,219,756 votes withheld.

     2. Approval of the action of the Board of Directors in selecting Arthur Andersen LLP as independent public accountants for the year 2000:
          47,767,672 votes cast for the proposal; 641,200 votes cast against; and 315,924 shares abstained.

     3. Approval of proposal concerning classified board: 26,954,389 votes cast for the proposal; 13,310,869 votes cast against; 688,993 shares abstained; and 7,770,546 broker non-votes.

ITEM 5.       OTHER INFORMATION

Owens Corning does not elect to report any information under this item.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         See Exhibit Index below, which is incorporated here by reference.

(b)      Reports on Form 8-K.

         During the quarter ended June 30, 2000, Owens Corning filed the following current report on Form 8-K:

              - Filed  June 26,  2000, under Item 5, "Other Events".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                OWENS CORNING

                                                Registrant


Date:  August 11, 2000                          By:  /s/  Michael H. Thaman
    --------------------------                     --------------------------
                                                Michael H. Thaman
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (as duly authorized officer)



Date:  August 11, 2000                          By:  /s/  Deyonne F. Epperson
    --------------------------                     ----------------------------
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

(10)       Material Contracts

           Owens Corning Key Employee Retention Incentive Plan (filed herewith).

(11)       Statement re Computation of Per Share Earnings (filed herewith).

(27)       Financial Data Schedule (filed herewith).

(99)       Additional Exhibits

           Subsidiaries of Owens Corning, as amended (filed herewith).