Form 10-Q/A
period 2000-06-30
OWENS CORNING
filed 2000-08-18
CIK 75234

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

                                   55,446,027



Owens Corning's Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, is hereby amended by amending Item 1 "Financial Statements" of Part I to read as set forth below. This amendment corrects a transposition error involving the entries for the quarter and six months ended June 30, 2000 and 1999 for the line item "NET SALES" on the Consolidated Statement of Income. This transposition resulted from an undetected error in the software program used for converting the Form 10-Q to EDGAR filing format.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                                         Quarter Ended                  Six Months Ended
                                                                            June 30,                        June 30,
                                                                            --------                        --------
                                                                      2000           1999           2000             1999
                                                                      ----           ----           ----             ----
                                                                           (In millions of dollars, except share data)

NET SALES                                                             $ 1,295      $  1,310       $  2,552        $   2,440
COST OF SALES                                                             996           987          1,968            1,858
                                                                     --------     ---------       --------        ---------
     Gross margin                                                         299           323            584              582
                                                                     --------     ---------      ---------       ----------

OPERATING EXPENSES
     Marketing and administrative expenses                                146           152            295              288
     Science and technology expenses                                       14            14             28               28
     Provision for asbestos litigation claims (Note 11)                   790             -            790                -
     Other (Note 4)                                                       (13)            2              3                1
                                                                    ----------   ----------     ----------      -----------

        Total operating expenses                                          937           168          1,116              317
                                                                     --------     ---------       --------       ----------

INCOME (LOSS) FROM OPERATIONS                                            (638)          155           (532)             265

OTHER
  Cost of borrowed funds                                                   51            39             94               72
  Other (Note 12)                                                           -             -               -               -
                                                                   ----------   -----------     -----------    ------------


INCOME (LOSS) BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES                                                       (689)          116           (626)             193

Provision (credit) for income taxes                                      (267)           41           (254)              68
                                                                     ---------    ---------      ----------     -----------

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND EQUITY IN NET INCOME (LOSS) OF
  AFFILIATES                                                             (422)           75           (372)             125

Minority Interest                                                          (2)           (1)            (4)              (3)

Equity in net income (loss) of affiliates                                  (1)            2             (1)              (2)
                                                                     ---------   ----------     -----------     ------------

NET INCOME (LOSS)                                                     $  (425)    $      76       $   (377)      $      120
                                                                      ========    =========       =========      ==========

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share                                     $ (7.76)     $   1.41       $  (6.90)      $     2.22
                                                                      --------     --------       ---------      ----------
Diluted net income (loss) per share                                   $ (7.76)     $   1.31       $  (6.90)      $     2.08
                                                                      --------     --------       ---------      ----------

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

   Basic                                                                 54.8         54.1            54.7            54.0
   Diluted                                                               54.8         59.7            54.7            59.5



                          The  accompanying  notes are an integral  part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                   June 30,          December 31,               June 30,
                                                                     2000                1999                     1999
                                                                     ----                ----                     ----
                                                                                  (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents                                   $      497            $         70             $       26
     Restricted cash (Note 11)                                          250                       -                      -
     Restricted cash and securities - Fibreboard -
       current portion (Note 12)                                        525                     900                      -
     Receivables                                                        519                     358                    611
     Inventories                                                        549                     466                    502
     Insurance for asbestos litigation claims -
        current portion (Note 11)                                         -                      25                    150
     Deferred income taxes                                              182                     185                    366
     Income tax receivable                                                4                      61                      3
     Other current assets                                                26                      23                     24
                                                                -----------            ------------            -----------

           Total current                                              2,552                   2,088                  1,682
                                                                 ----------             -----------             ----------

OTHER
     Insurance for asbestos litigation claims
      (Note 11)                                                          93                     205                    228
     Restricted cash and securities - Fibreboard
       (Note 12)                                                        874                     938                      -
     Asbestos costs to be reimbursed - Fibreboard                         -                       -                     62
     Deferred income taxes                                              827                     547                    493
     Goodwill (Note 4)                                                  654                     743                    750
     Investments in affiliates                                           90                      65                     51
     Other noncurrent assets                                            259                     208                    243
                                                                 ----------            ------------            -----------

           Total other                                                2,797                   2,706                  1,827
                                                                  ---------             -----------             ----------

PLANT AND EQUIPMENT, at cost

Land                                                                     58                      70                     70
Buildings and leasehold improvements                                    732                     725                    810
Machinery and equipment                                               2,504                   2,639                  2,502
Construction in progress                                                278                     258                    244
                                                                 ----------            ------------            -----------
                                                                      3,572                   3,692                  3,626

  Less - accumulated depreciation                                    (1,933)                 (1,992)                (1,944)
                                                                  ----------            ------------            -----------

      Net plant and equipment                                         1,639                   1,700                  1,682
                                                                  ---------             -----------             ----------

TOTAL ASSETS                                                      $   6,988             $     6,494             $    5,191
                                                                  =========             ===========             ==========



                           The  accompanying  notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (unaudited)

                                                                            June 30,         December 31,            June 30,
                                                                              2000               1999                  1999
                                                                              ----               ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                     (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                              $      692        $      839            $      708
     Reserve for asbestos litigation claims - current
       portion (Note 11)                                                          925               950                 1,050
     Asbestos-related liabilities - Fibreboard - current
       portion (Note 12)                                                          525               900                     -
     Short-term debt                                                               43                                     121
                                                                                                     68
     Long-term debt - current portion                                              75               159                    27
                                                                           ----------       -----------           -----------

        Total current                                                           2,260             2,916                 1,906
                                                                            ---------        ----------            ----------

LONG-TERM DEBT                                                                  2,698             1,764                 2,068
                                                                            ---------        ----------            ----------

OTHER
  Reserve for asbestos litigation claims (Note 11)                              1,482               820                 1,210
  Asbestos-related liabilities - Fibreboard  (Note 12)                            874               938                    67
  Other employee benefits liability                                               320               318                   325
  Pension plan liability                                                           37                42                    52
  Other                                                                           352               339                   345
                                                                           ----------       -----------           -----------

        Total other                                                             3,065             2,457                 1,999
                                                                            ---------        ----------            ----------

COMPANY OBLIGATED SECURITIES OF
  ENTITIES HOLDING SOLELY PARENT
  DEBENTURES                                                                      195               194                   195
                                                                           ----------        ----------           -----------

MINORITY INTEREST                                                                  48                44                    45
                                                                          -----------       -----------          ------------

STOCKHOLDERS' EQUITY
  Common stock                                                                    701               695                   698
  Deficit                                                                      (1,894)           (1,510)               (1,650)
  Accumulated other comprehensive income                                          (74)              (51)                  (48)
  Other                                                                           (11)              (15)                  (22)
                                                                          ------------      ------------          ------------

        Total stockholders' equity                                             (1,278)             (881)               (1,022)
                                                                            ----------       -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   6,988         $   6,494            $    5,191
                                                                            =========         ==========           ==========



                           The  accompanying  notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Quarter Ended                   Six Months Ended
                                                                   June 30,                         June 30,
                                                                   --------                         --------
                                                             2000            1999           2000             1999
                                                             ----            ----           ----             ----
                                                                            (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

  Net income (loss)                                        $   (425)      $        76     $   (377)    $     120
  Reconciliation of net cash provided by
     operating activities
        Noncash items:
          Provision for asbestos litigation claims              790                 -          790             -
          Provision for depreciation and
            amortization                                         45                50           93           101
          Provision (credit) for deferred income
            taxes                                              (292)               16         (288)           39
          Other                                                 (19)                -          (32)            5
        (Increase) decrease in receivables                      (33)              (56)        (214)         (142)
        (Increase) decrease in inventories                      (63)               (7)        (120)          (60)
        Increase (decrease) in accounts payable
          and accrued liabilities                                20               (45)         (60)         (226)
        (Increase) decrease in income tax
           receivable                                            12                24           62           104
        (Increase) decrease in restricted cash                    6                 -         (250)            -
        Proceeds from insurance for asbestos
          litigation claims, excluding Fibreboard
          (Note 11)                                             335                13          347            32
        Payments for asbestos litigation claims,
          excluding Fibreboard (Note 11)                       (141)             (175)        (364)         (370)
        Other                                                     7                 5          (24)           (6)
                                                           --------       -----------     ---------   ----------

            Net cash flow from operations                  $    242       $      (99)     $   (437)   $     (403)
                                                           --------       -----------     ---------   ----------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                   $    (97)      $      (59)     $   (165)   $      (99)
        Investment in subsidiaries, net of cash
          acquired                                                -                -            (4)            -
        Proceeds from the sale of  affiliate or
          business (Note 4)                                     143                -           193             -
        Other (Note 4)                                          (34)             (16)          (36)          (27)
                                                           ---------      -----------     ---------   ----------

            Net cash flow from investing                   $     12       $      (75)     $    (12)   $     (126)
                                                           ---------      -----------     ---------   ----------



                           The  accompanying  notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Quarter Ended                     Six Months Ended
                                                                   June 30,                           June 30,
                                                                   --------                           --------
                                                             2000             1999            2000              1999
                                                             ----             ----            ----              ----
                                                                             (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions to long-term credit facilities            $   300         $     170        $     955          $     261
  Other additions to long-term debt                            22                 1               22                251
  Other reductions to long-term debt                          (72)              (33)             (83)               (33)
  Net increase (decrease) in short-term debt                  (44)               10               (9)                28
  Dividends paid                                               (4)               (4)              (8)                (8)
  Other                                                         -                 3                -                  -
                                                          -------        -----------     -----------       ------------

      Net cash flow from financing                        $   202         $     147        $     877         $      499
                                                          -------         ---------        ---------         ----------

Effect of exchange rate changes on cash                         -                 2               (1)                 2
                                                          -------        ----------       -----------       -----------

Net increase (decrease) in cash and cash
  equivalents                                                 456               (25)             427                (28)

Cash and cash equivalents at beginning of
  period                                                       41                51               70                 54
                                                         --------        ----------        ---------         ----------

Cash and cash equivalents at end of period                $   497        $       26         $    497         $       26
                                                          =======        ==========         ========         ==========


                          The  accompanying  notes are an integral  part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  SEGMENT DATA
                                                                Quarter Ended                   Six Months Ended
                                                                   June 30,                         June 30,
                                                                   --------                         --------
                                                             2000            1999           2000             1999
                                                             ----            ----           ----             ----
                                                                            (In millions of dollars)
NET SALES

Reportable Operating Segments
-----------------------------
  Building Materials
    United States                                           $    942      $       946    $   1,834       $  1,760
    Europe                                                        31               58           88            121
    Canada and other                                              62               60          117            105
                                                           ---------     ------------   ----------      ---------

       Total Building Materials                                1,035            1,064        2,039          1,986
                                                            --------       ----------    ---------       --------

   Composite Materials
     United States                                               157              150          316            278
     Europe                                                       87               86          171            168
     Canada and other                                             47               40           91             69
                                                           ---------      -----------    ---------      ---------

       Total Composite Materials                                 291              276          578            515
                                                            --------       ----------    ---------       --------

       Total Reportable Operating
         Segments                                            $ 1,326       $    1,340     $  2,617       $  2,501

Reconciliation to Consolidated Net Sales
----------------------------------------
  Composite Materials U.S. Sales to
    Building Materials U.S.                                      (31)             (30)         (65)           (61)
                                                           ----------     ------------  -----------     ----------

       Net sales                                             $ 1,295       $    1,310     $  2,552       $  2,440
                                                             =======       ==========     ========       ========

External Customer Sales by Geographic Region
--------------------------------------------
  United States                                              $ 1,068       $    1,066     $  2,085       $  1,977
  Europe                                                         118              144          259            289
  Canada and other                                               109              100          208            174
                                                            --------      -----------    ---------      ---------

       Net Sales                                             $ 1,295       $    1,310     $  2,552       $  2,440
                                                             =======       ==========     ========       ========


                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.  SEGMENT DATA (continued)
                                                                  Quarter Ended                     Six Months Ended
                                                                     June 30,                           June 30,
                                                                     --------                           --------
                                                              2000              1999             2000              1999
                                                              ----              ----             ----              ----
                                                                              (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Reportable Operating Segments
-----------------------------
  Building Materials
    United States                                          $    103         $     118         $    174          $     188
    Europe                                                        -                 1                1                  4
    Canada and other                                              9                12               13                 16
                                                         ----------        ----------        ---------         ----------

       Total Building Materials                                 112               131              188                208
                                                          ---------        ----------         --------          ---------

   Composite Materials
     United States                                               40                33               88                 61
     Europe                                                       4                (4)               3                 (4)
     Canada and other                                             5                 4               12                  7
                                                         ----------       -----------        ---------        -----------

       Total Composite Materials                                 49                33              103                 64
                                                          ---------        ----------         --------         ----------

       Total Reportable Operating Segments                 $    161         $     164         $    291          $     272
                                                           --------         ---------         --------          ---------

Geographic Regions
------------------
    United States                                          $    143         $     151         $    262          $     249
    Europe                                                        4                (3)               4                  -
    Canada and other                                             14                16               25                 23
                                                          ---------        ----------        ---------         ----------

        Total Reportable Operating Segments                $    161         $     164         $    291          $     272
                                                           ========         =========         ========          =========
Reconciliation to Consolidated Income
-------------------------------------
  Before Provision for Income Taxes
  ---------------------------------
   Provision for asbestos litigation claims                    (790)                -             (790)                 -
   General corporate income (expense)                            (9)               (9)             (33)                (7)
   Cost of borrowed funds                                       (51)              (39)             (94)               (72)
                                                          ----------        ----------       ----------        -----------

      Consolidated Income (Loss) Before
         Provision (Credit) for Income Taxes               $   (689)        $     116         $   (626)         $     193
                                                           ---------        ---------         ---------         ---------



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

The  following  table   summarizes  the  status  of  the  liabilities  from  the
restructure   program  described  above,   including   cumulative  spending  and
adjustments and the remaining balance as of June 30, 2000:

                                                            Beginning              Total               Ending
                                                            Liability             Payments            Liability
                                                            ---------             --------            ---------
(In millions of dollars)

Personnel Costs                                              $   115             $   (103)             $    12
Facility and Business Exit Costs                                  16                  (13)                   3
Other                                                              2                   (2)                   -
                                                             -------              -------           ----------

Total                                                        $   133             $   (118)             $    15
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

6.     INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                                        Quarter                      Six Months
                                                         Ended                          Ended
                                                        June 30,                       June 30,
                                                        --------                       --------
                                                  2000            1999           2000           1999
                                                  ----            ----           ----           ----

U.S. federal statutory rate                       (35%)             35%            (35%)           35%
State and local income taxes                       (5)                3             (5)              3
Special tax election (a)                            -                  -            (2)              -
Foreign tax rate differences                        1                  -             1               -
Other                                               -               (3)              -              (3)
                                             --------          -------        --------         -------

Effective tax rate                                (39%)             35%            (41%)            35%
                                             ========           ======          ======         =======

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


                                                 Quarter Ended June 30,                 Six Months Ended June 30,
                                                2000                 1999                2000               1999
                                                ----                 ----                ----               ----
                                                          (In millions of dollars, except share data)

Net income (loss) used for
  basic earnings per share                  $        (425)       $        76          $     (377)        $      120
Net income (loss) effect of
  assumed conversion of
  preferred securities                                  -                  2                   -                  4
                                          ---------------      -------------        ------------       ------------

Net income used for diluted
  earnings per share                        $        (425)       $        78          $     (377)        $      124
                                            ==============       ===========          ===========        ==========

Weighted average number of
  shares outstanding used for
  basic earnings per share
  (thousands)                                      54,793             54,116              54,652             54,011
Deferred awards and stock
  options (thousands)                                   -              1,014                   -                903
Shares from assumed
  conversion of preferred
  securities (thousands)                                -              4,566                   -              4,566
                                          ---------------         ----------        ------------          ---------

Weighted average number of
  shares outstanding and
  common equivalent shares
  used for diluted earnings per
  share (thousands)                                54,793             59,696              54,652             59,480
                                             ============          =========           =========           ========


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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

As to Future Claims, each participating NSP firm has agreed (consistent with applicable legal requirements) to recommend to its future clients, based on appropriately exercised professional judgment, to resolve their asbestos personal injury claims against Owens Corning and/or Fibreboard through an administrative processing arrangement, rather than litigation. In the case of Future Claims involving non-malignancy, claimants must present medical evidence of functional impairment, as well as the product exposure criteria and other requirements set forth above, to be entitled to compensation.

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

NSP Future Claims Payment Schedules
------------------------------------

Payments for other qualifying Future Claims will begin in 2003, and will be made on the following schedule, based on when such claims are accepted by Owens Corning for payment:

-------------------------------------------------------- ----------------------------------------------------
Date Accepted for Payment                                Year in which Claim Will be Paid
-------------------------------------------------------- ----------------------------------------------------
-------------------------------------------------------- ----------------------------------------------------
January 1, 1999 through June 30, 2000                    2003
-------------------------------------------------------- ----------------------------------------------------
-------------------------------------------------------- ----------------------------------------------------
July 1, 2000 through December 31, 2001                   2004
-------------------------------------------------------- ----------------------------------------------------
-------------------------------------------------------- ----------------------------------------------------
January 1, 2002 through June 30, 2003                    2005
-------------------------------------------------------- ----------------------------------------------------
-------------------------------------------------------- ----------------------------------------------------
July 1, 2003 through December 31, 2004                   2006
-------------------------------------------------------- ----------------------------------------------------
-------------------------------------------------------- ----------------------------------------------------
January 1, 2005 through June 30, 2006                    2007
-------------------------------------------------------- ----------------------------------------------------
-------------------------------------------------------- ----------------------------------------------------
July 1, 2006 or later                                    60 days to one year after acceptance
-------------------------------------------------------- ----------------------------------------------------

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

From the beginning of 1999 through June 30, 2000, Owens Corning has resolved (by settlement or otherwise) approximately 6,000 asbestos personal injury claims outside the NSP. Generally, these claims were settled as they were scheduled for trial, and typically involved more serious injuries and diseases.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   FIBREBOARD SETTLEMENT TRUST (continued)

The residual liability to be paid to charity will also increase/decrease, with related other expense/ income on the consolidated statement of income. Cost for purposes of computing realized gains/losses is determined using the specific identification method.

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

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at June 30, 2000 and December 31, 1999 are as follows:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   FIBREBOARD SETTLEMENT TRUST (continued)

                                                                    June 30, 2000
                                                                    -------------
                                  Amortized         Gross Unrealized       Gross Unrealized
                                     Cost                 Gain                   Loss              Fair Value
                                  ---------         ----------------       ----------------        ----------
                                                              (In millions of dollars)

Corporate Bonds                     $     532               $      -                  $      -       $     532
Corporate Notes                            73                      -                         -              73
Municipal Bonds                           204                      -                         -             204
Mutual Funds                              247                      -                         -             247
US Government Bonds                       222                      -                         -             222
                                    ---------             ----------                  --------       ---------

Total                               $   1,278             $        -               $         -        $  1,278


                                                                  December 31, 1999
                                                                  -----------------
                                  Amortized         Gross Unrealized       Gross Unrealized
                                     Cost                 Gain                   Loss              Fair Value
                                  ---------         ----------------        ----------------       ----------
                                                              (In millions of dollars)

Corporate Bonds                   $      85                $    -                $        -       $       85
Corporate Notes                       1,334                     -                        (1)           1,333
Municipal Bonds                         199                     -                         -              199
US Government Bonds                     221                     -                         -              221
                                  ---------                ------              ------------       ----------

Total                             $   1,839                $    -                $       (1)      $    1,838


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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the first half of 2000:

                                    Interest     Unrealized    Sale      Realized
                        Balance       and          Gain/        of         Gain/                                           Balance
                        12/31/99    Dividends     (Loss)     Securities   (Loss)    Adjustments    Other    Payments       6/30/00
                        --------    ---------     ------     ----------   ------    -----------    -----    --------       -------
Assets
------
 Cash (Note 11)        $     -      $     -       $    -      $   605     $    -     $     -       $   -    $   (634)      $    (29)
 Restricted Cash
   (Note 11)                 -            -            -            -          -           -         150           -            150
 Marketable
   Securities:
   Available
   for Sale              1,838           38            1         (605)         1           -           5           -          1,278
                       ---------    ---------     ------      ---------   ------     ----------    -----     -------        -------

      Total Assets     $ 1,838      $    38       $    1      $     -     $    1     $     -       $ 155     $  (634)       $  1,399
                       =========    =========     ======      =========   ======     ==========    =====     ========       ========

Liabilities
-----------
 Asbestos
  Litigation
  Claims (Note 11)     $   1,750    $     -       $    -      $     -     $    -     $    99       $ 150     $   (634)      $  1,365
 Charity                      88         38            1            -          1         (99)          5            -             34
                       ---------    --------      ------      ---------   ------     ----------    -----     --------       --------
      Total
       Liabilities     $   1,838    $    38       $    1      $     -     $    1     $     -       $ 155     $   (634)      $  1,399
                       =========    ========      ======      =========   ======     ==========    =====     ========       ========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  OWENS CORNING

                                                                  Registrant


Date:  August 16, 2000                                            By:  /s/  Michael H. Thaman
    ------------------------                                        -------------------------
                                                                  Michael H. Thaman
                                                                  Senior Vice President and
                                                                  Chief Financial Officer
                                                                  (as duly authorized officer)



Date:  August 16, 2000                                            By:  /s/  Deyonne F. Epperson
    ------------------------                                        ---------------------------
                                                                  Deyonne F. Epperson
                                                                  Vice President and Controller
