Form 10-Q
period 2000-09-30
OWENS CORNING
filed 2000-11-14
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2000

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

                                Yes / X / No / /

               Shares of common stock, par value $.10 per share,
                       outstanding at September 30, 2000

                                   55,423,132

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 1 to the Consolidated Financial Statements.

                                                                       Quarter Ended                   Nine Months Ended
                                                                       September 30,                     September 30,
                                                                       -------------                     -------------
                                                                   2000             1999             2000             1999
                                                                   ----             ----             ----             ----
                                                                         (In millions of dollars, except share data)

NET SALES                                                        $  1,281      $    1,333         $  3,833        $    3,773
COST OF SALES                                                       1,036             984            3,003             2,837
                                                                 --------      ----------         --------        ----------
     Gross margin                                                     245             349              830               936
                                                                 --------      ----------         --------        ----------

OPERATING EXPENSES
     Marketing and administrative expenses                            143             155              437               446
     Science and technology expenses                                   13              14               42                44
     Provision for asbestos litigation claims (Note 12)                 -               -              790                 -
     Restructure costs (Note 4)                                         6               -                6                 -
     Other (Note 5)                                                     3              (3)               7                (2)
                                                                 --------      ----------         --------        ----------

        Total operating expenses                                      165             166            1,282               488
                                                                 --------      ----------         --------        ----------

INCOME (LOSS) FROM OPERATIONS                                          80             183             (452)              448

OTHER
     Cost of borrowed funds                                            55              40              149               112
     Other (Note 13)                                                    -               -                -                 -
                                                                 --------      ----------         --------        ----------

INCOME (LOSS) BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES                                            25             143             (601)              336

Provision (credit) for income taxes                                    10              50             (244)              118
                                                                 --------      ----------         --------        ----------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
  EQUITY IN NET INCOME (LOSS) OF AFFILIATES                            15              93             (357)              218

Minority Interest                                                      (3)             (2)              (6)               (5)

Equity in net income (loss) of affiliates                               2              (2)               -                (4)
                                                                 --------      ----------         --------        ----------

NET INCOME (LOSS)                                               $      14      $       89         $   (363)       $      209
                                                                =========      ==========         ========        ==========

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share                               $     .25       $    1.64          $ (6.64)        $    3.87
                                                                ---------       ---------          --------        ---------
Diluted net income (loss) per share                             $     .25       $    1.53          $ (6.64)        $    3.62
                                                                ---------       ---------          --------        ---------

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

   Basic                                                             55.0            54.3             54.8              54.1
   Diluted                                                           55.5            59.5             54.8              59.5


                          The  accompanying  notes are an integral  part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 1 to the Consolidated Financial Statements.

                                                                       September 30,      December 31,          September 30,
                                                                           2000               1999                   1999
                                                                           ----               ----                   ----
                                                                                      (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents                                         $      378              $       70        $       99
     Restricted cash (Note 12)                                                100                       -                 -
     Restricted cash and securities - Fibreboard -
       current portion (Note 13)                                              850                     900                 -
     Receivables                                                              507                     358               584
     Inventories                                                              532                     466               532
     Insurance for asbestos litigation claims -
        current portion (Note 12)                                              33                      25                25
     Deferred income taxes                                                    181                     185               264
     Income tax receivable                                                      4                      61                 -
     Other current assets                                                      25                      23                28
                                                                        ---------               ---------         ---------

           Total current                                                    2,610                   2,088             1,532
                                                                        ---------               ---------         ---------

OTHER

     Insurance for asbestos litigation claims (Note 12)                        59                     205               206
     Restricted cash (Note 12)                                                 44                       -                 -
     Restricted cash and securities - Fibreboard (Note 13)                    395                     938                 -
     Asbestos costs to be reimbursed - Fibreboard                               -                       -                41
     Deferred income taxes                                                    828                     547               551
     Goodwill (Note 5)                                                        649                     743               747
     Investments in affiliates                                                 87                      65                50
     Other noncurrent assets                                                  273                     208               243
                                                                        ---------               ---------         ---------

           Total other                                                      2,335                   2,706             1,838
                                                                        ---------               ---------         ---------

PLANT AND EQUIPMENT, at cost

     Land                                                                      58                      70                70
     Buildings and leasehold improvements                                     672                     725               719
     Machinery and equipment                                                2,547                   2,639             2,620
     Construction in progress                                                 360                     258               233
                                                                        ---------               ---------         ---------
                                                                            3,637                   3,692             3,642

  Less - accumulated depreciation                                          (1,944)                 (1,992)           (1,962)
                                                                        ---------               ---------         ---------

      Net plant and equipment                                               1,693                   1,700             1,680
                                                                        ---------               ---------         ---------

TOTAL ASSETS                                                            $   6,638               $   6,494         $   5,050
                                                                        =========               =========         =========




                          The  accompanying  notes are an integral  part of this statement.


                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (unaudited)

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 1 to the Consolidated Financial Statements.

                                                                     September 30,          December 31,         September 30,
                                                                         2000                    1999                1999
                                                                         ----                    ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                           $    696           $       839             $      784
     Reserve for asbestos litigation claims - current                                              950
       portion (Note 12)                                                   1,250                                        1,050
     Asbestos-related liabilities - Fibreboard - current
       portion (Note 13)                                                     850                   900                      -
     Short-term debt                                                          56                    68                    103
     Long-term debt - current portion (Note 6)                             2,733                   159                     84
                                                                        --------              --------              ---------

        Total current                                                      5,585                 2,916                  2,021
                                                                        --------              --------              ---------

LONG-TERM DEBT                                                                32                 1,764                  1,994
                                                                        --------              --------              ---------

OTHER
  Reserve for asbestos litigation claims (Note 12)                           980                   820                    958
  Asbestos-related liabilities - Fibreboard  (Note 13)                       395                   938                     67
  Other employee benefits liability                                          322                   318                    324
  Pension plan liability                                                      41                    42                     46
  Other                                                                      337                   339                    331
                                                                        --------              --------              ---------

        Total other                                                        2,075                 2,457                  1,726
                                                                        --------              --------              ---------

COMPANY OBLIGATED SECURITIES OF
  ENTITIES HOLDING SOLELY PARENT
  DEBENTURES                                                                 195                   194                    195
                                                                        --------              --------              ---------

MINORITY INTEREST                                                             47                    44                     43
                                                                        --------              --------              ---------

STOCKHOLDERS' EQUITY
  Common stock                                                               700                   695                    698
  Deficit                                                                 (1,884)               (1,510)                (1,565)
  Accumulated other comprehensive income (loss)                             (103)                  (51)                   (41)
  Other                                                                       (9)                  (15)                   (21)
                                                                        --------              --------              ---------

        Total stockholders' equity                                        (1,296)                 (881)                  (929)
                                                                        --------              --------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  6,638              $  6,494              $   5,050
                                                                        ========              ========              =========


                          The  accompanying  notes are an integral  part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 1 to the Consolidated Financial Statements.


                                                                         Quarter Ended                 Nine Months Ended
                                                                         September 30,                  September 30,
                                                                         --------------                 -------------
                                                                      2000            1999           2000           1999
                                                                      ----            ----           ----           ----
                                                                                   (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net income                                                          $     14        $      89      $   (363)     $    209
  Reconciliation of net cash provided by operating
     activities
        Noncash items:
          Provision for asbestos litigation claims                         -                -           790             -
          Provision for depreciation and amortization                     44               53           137           154
          Provision (credit) for deferred income taxes                    (1)              44          (289)           83
          Other                                                            9                8           (23)           17
        (Increase) decrease in receivables                                (1)              29          (215)         (113)
        (Increase) decrease in inventories                                15              (29)         (105)          (89)
        Increase (decrease) in accounts payable and
          accrued liabilities                                             17               65           (43)         (161)
        (Increase) decrease in income tax receivable                       1                -            63           104
        (Increase) decrease in restricted cash                           106                -          (144)            -
        Proceeds from insurance for asbestos
          litigation claims, excluding Fibreboard (Note 12)                -              147           347           179
        Payments for asbestos litigation claims,
          excluding Fibreboard (Note 12)                                (176)            (252)         (540)         (622)
        Other                                                            (35)             (15)          (59)          (25)
                                                                   ---------        ---------      --------      --------

            Net cash flow from operations                          $      (7)       $     139      $   (444)     $   (264)
                                                                   ---------        ---------      --------      --------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                                (113)             (39)         (278)         (138)
        Investment in subsidiaries, net of cash
          acquired                                                         -                -            (4)            -
        Proceeds from the sale of  affiliate or business
          (Note 5)                                                         -                -           193             -
        Other (Note 5)                                                     1               14           (35)          (13)
                                                                   ---------        ---------      --------      --------

            Net cash flow from investing                           $    (112)       $     (25)     $   (124)     $   (151)
                                                                   ---------        ---------      --------      --------




                          The  accompanying  notes are an integral  part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                   (unaudited)

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 1 to the Consolidated Financial Statements.

                                                                      Quarter Ended                   Nine Months Ended
                                                                      September 30,                     September 30,
                                                                      -------------                     -------------
                                                                  2000             1999             2000             1999
                                                                  ----             ----             ----             ----
                                                                                 (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions (reductions) to long-term
    credit facilities                                         $       (7)       $    (14)        $    948        $     247
  Other additions to long-term debt                                    -               2               22              253
  Other reductions to long-term debt                                  (1)             (4)             (84)             (37)
  Net increase (decrease) in short-term debt                          13             (18)               4               10
  Dividends paid                                                      (4)             (4)             (12)             (12)
  Other                                                                -              (1)               -               (1)
                                                              ----------        --------        ---------       ----------

      Net cash flow from financing                                     1             (39)             878              460
                                                              ----------        --------        ---------       ----------

Effect of exchange rate changes on cash                               (1)             (2)              (2)               -
                                                              ----------        --------        ---------       ----------

Net increase (decrease) in cash and cash
  equivalents                                                       (119)             73              308               45

Cash and cash equivalents at beginning of
  period                                                             497              26               70               54
                                                              ----------        --------        ---------       ----------

Cash and cash equivalents at end of period                    $      378        $     99        $     378       $       99
                                                              ==========        ========        =========       ==========


                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUBSEQUENT EVENT - VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors are being jointly administered under Case No. 00-3837 (MFW).

Owens Corning filed for relief under Chapter 11 to address the growing demands on its cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 12 to the Consolidated Financial Statements. Based upon the recent developments discussed below, Owens Corning believes that the Filing offers the only viable legal process by which it and its subsidiaries will achieve a comprehensive resolution of its current and future asbestos-related liabilities.

Consequence of Filing
---------------------

As a consequence of the Filing, all pending litigation against the Debtors is stayed and no party may take any action to realize on its pre-petition claims except pursuant to further order of the Bankruptcy Court. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. The Company anticipates that substantially all liabilities as of the date of the Filing will be dealt with in accordance with a plan of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code. Two creditors' committees, one representing asbestos claimants and the other representing other unsecured creditors, have been formed and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that the committees, together with a representative of future asbestos claimants to be appointed by the Bankruptcy Court, will be the primary entities with which the Company will negotiate the terms of a plan of reorganization.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

Substantially all of the Company's pre-petition debt is now in default due to the Filing. Although the Filing occurred after the end of the third quarter, the accompanying Consolidated Financial Statements reflect the classification of most of the Company's pre-petition debt as current. This includes debt under Owens Corning's $1.8 billion bank credit facility, which was in default as a result of a breach of covenant on October 1, 2000, as described below, and approximately $1.4 billion of other outstanding debt, which is expected to be subject to cross-default provisions at some point during the next twelve months. As required by Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Company, beginning in the fourth quarter of 2000, will be required to record its debt

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUBSEQUENT EVENT - VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11
    (continued)

instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Company will accelerate the amortization of its debt-related costs attributable to the Debtors and record a pretax expense of approximately $29 million during October 2000. This expense will be classified as a Reorganization Cost and is comprised of a $27 million charge for unamortized financing costs, including $5 million associated with the Monthly Income Preferred Securities (MIPS), and $2 million for unamortized discounts.

The Company has negotiated a debtor-in-possession revolving credit facility with Bank of America, N.A. in the aggregate amount of $500 million, which financing is subject, among other conditions, to approval by the Bankruptcy Court.

The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of critical vendors and employee wages and benefits in the ordinary course of business.

Background of Filing
--------------------

Since the adoption of its National Settlement Program ("NSP") in the fourth quarter of 1998, Owens Corning's strategy has been to use that program to avoid the costly and unpredictable traditional tort system and to quantify the amount of payments to asbestos claimants and control the timing of those payments to match the Company's ability to make such payments. The NSP achieved these goals in many respects and also facilitated the negotiation of the deferral of payments to NSP participants earlier this year. As discussed in more detail below, however, Owens Corning's inability to obtain ongoing financing on acceptable terms, the lack of support for additional payment deferrals, the higher than anticipated number of asbestos-related claims (which adversely affected the Company's estimated liquidity needs through 2004), and the recent deterioration of Owens Corning's operations, resulted in the decision by Owens Corning to make the Filing.

Refinancing.   As  previously  disclosed,  Owens  Corning  had  agreed  to  make
------------
substantial payments for asbestos-related liabilities through at least 2004; those payments were expected to require the dedication of a significant portion of Owens Corning's sources of liquidity during the period; and, depending on operational cash flow and other sources of cash, Owens Corning might require additional financing. During the third quarter of 2000, Owens Corning met on a number of occasions with the agent for its bank group to discuss a refinancing of its $1.8 billion bank credit facility, which was scheduled to expire in June 2002 (the "Refinancing"). Owens Corning requested that the Refinancing extend into 2005 and be increased to an amount sufficient to meet its expected liquidity needs, including the repayment on maturity of $300 million of debentures in 2005. Following extended negotiations, Owens Corning concluded at the end of the third quarter that its lenders would not be willing to agree to a Refinancing that would meet the Company's needs. Moreover, Owens Corning concluded that the lenders would require that, as a part of any Refinancing, Owens Corning pledge its assets to secure the loans and agree to limits on payments for asbestos liabilities that would be inconsistent with its anticipated asbestos payment obligations.

Support for Payment Deferrals.  During the course of the third quarter,  support
-----------------------------
for asbestos payment deferrals was adversely impacted by several factors. First, as a result of the downturn in the Company's operations in the third quarter of 2000 (discussed below), Owens Corning approached certain NSP firms to

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  SUBSEQUENT EVENT - VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11
    (continued)

request additional payment deferrals. Based on those discussions, Owens Corning determined that it would not be feasible to obtain additional payment deferrals and that the likely terms of the Refinancing would be unacceptable to the NSP participants. Second, the NSP Executive Committee and other participants in the NSP declined to agree to any deferral in payments due from Fibreboard. Finally, several NSP firms declined to grant the deferrals previously agreed upon in principle and initiated legal proceedings to enforce the terms of their respective NSP Agreements.

Asbestos-Related Claims. Prior to the Filing, Owens Corning noted several trends ----------------------- which indicated that it would likely be required to defer asbestos-related payments in excess of deferrals previously negotiated with law firms participating in the NSP. First, Owens Corning began to see evidence that a higher than anticipated number of new asbestos-related claims, particularly higher value claims, was being filed by non-NSP firms, including new firms (where the timing of resolution is uncertain and the amount and timing of payments may be determined by the traditional tort system). Second, Owens Corning noted a substantial increase in the rate of claims filed, particularly during September 2000. Approximately 7,800 asbestos-related claims were received by Owens Corning (excluding Fibreboard) during the third quarter of 2000, compared to approximately 3,400 and 4,200 claims received during the first and second quarters, respectively. While Owens Corning believes that this increase in claims filings represented an acceleration of claims from future periods as a result of the downgrading of Owens Corning's credit rating in mid-2000, rather than an increase in the total number of asbestos-related claims to be expected, this trend would have had the effect of accelerating the related settlement payments and increasing liquidity needs through 2004 and/or the need to negotiate further deferrals of asbestos payments.

Downturn in  Operations.  Owens  Corning's  results of  operations  deteriorated
-----------------------
significantly in the third quarter of 2000, with expectations for the quarter declining particularly during the last half of the period. As a result of, among other factors, the fall in demand for building materials, elevated energy and raw materials costs and the inability of Owens Corning to fully recapture these costs in price adjustments, Owens Corning's margins and income from operations were significantly reduced. As a result, Owens Corning's ability to service its ongoing asbestos payments and continue to comply with its pre-Filing loan covenants was adversely affected. Owens Corning concluded at the end of the third quarter of 2000 that, unless it used a substantial portion of its cash to repay a portion of its bank debt, Owens Corning would be in violation of the leverage ratio covenant under its $1.8 billion bank credit facility. Moreover, in view of reduced expectations concerning operating results in the fourth quarter and beyond, the Company concluded that its long-term liquidity needs (driven in large measure by asbestos payment obligations) could not likely be met by its cash and available credit under its bank credit facility (which was limited by leverage ratio and other loan covenants).

Timing of Chapter 11 Filing
---------------------------

As a result of the above factors, Owens Corning management determined late in the third quarter that it was unlikely that Owens Corning would be able to meet its long-term liquidity needs, including agreed and other required asbestos payments and repayment of debt on maturity. While Owens Corning held $378 million of Cash and Cash Equivalents at the end of the third quarter of 2000, and Owens Corning's operations (excluding the effects of asbestos) are traditionally profitable and generate strong positive cash flow, management determined that a Chapter 11 filing in October would be in the best interest of all Owens Corning stakeholders.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  SUBSEQUENT EVENT - VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11
    (continued)

Post-Filing Liquidity
---------------------

At September 30, 2000, Owens Corning had $378 million of Cash and Cash Equivalents. In connection with the Filing, Owens Corning has obtained a $500 million debtor-in-possession financing commitment from Bank of America, N.A. (the "DIP Financing"), which is subject to certain conditions including Bankruptcy Court approval.

The accounts receivable securitization facility between Owens Corning, certain lenders, and Owens Corning Funding Corporation (a bankruptcy remote and wholly owned subsidiary of Owens Corning), scheduled to expire in October 2000, has been terminated due to the Filing. As of October 31, 2000, all of the $125 million of receivables sold to lenders under this facility have been settled as collected.

Owens Corning expects that cash from operations (and, if concluded and approved, the DIP Financing) will provide sufficient funds to allow it to continue its and its subsidiaries' operating activities and to meet its post-Filing debt and capital requirements for the foreseeable future, while a plan of reorganization is developed and considered.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


2.  SEGMENT DATA

Effective July 1, 2000, the Company realigned its internal operating segments. Following this realignment, the Company reviewed its operating segments in accordance with SFAS 131 and concluded that the aggregation of its operating segments into two reportable operating segments was still appropriate. As a result of this realignment, however, intersegment transactions no longer exist. Net sales and income from operations have been restated for all periods presented to reflect this change.


                                                                Quarter Ended                  Nine Months Ended
                                                               September 30,                     September 30,
                                                               --------------                    -------------
                                                             2000            1999          2000              1999
                                                             ----            ----          ----              ----
                                                                            (In millions of dollars)
NET SALES

Reportable Operating Segments
-----------------------------

  Building Materials
    United States                                          $    994        $  1,025        $ 2,901           $  2,837
    Europe                                                        1              54             89                174
    Canada and other                                             53              48            143                133
                                                           --------        --------        -------           --------

       Total Building Materials                               1,048           1,127          3,133              3,144
                                                           --------        --------        -------           --------

  Composite Materials
    United States                                               104              92            309                277
    Europe                                                       85              75            256                243
    Canada and other                                             44              39            135                109
                                                           --------        --------        -------           --------

       Total Composite Materials                                233             206            700                629
                                                           --------        --------        -------           --------

       Total Reportable Operating Segments                 $  1,281        $  1,333        $ 3,833           $  3,773
                                                           ========        ========        =======           ========

External Customer Sales by Geographic Region
--------------------------------------------
  United States                                            $  1,098        $  1,117        $ 3,210           $  3,114
  Europe                                                         86             129            345                417
  Canada and other                                               97              87            278                242
                                                           --------        --------        -------           --------

       Net Sales                                           $  1,281        $  1,333        $ 3,833           $  3,773
                                                           ========        ========        =======           ========



                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

                                                                  Quarter Ended                     Nine Months Ended
                                                                  September 30,                      September 30,
                                                                  -------------                      -------------
2.  SEGMENT DATA (continued)                                  2000              1999             2000              1999
                                                              ----              ----             ----              ----
                                                                              (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Reportable Operating Segments
-----------------------------
  Building Materials
    United States                                          $      73          $    160        $     285         $    381
    Europe                                                         -                 1                2                5
    Canada and other                                              12                 8               26               24
                                                           ---------          --------        ---------         --------

       Total Building Materials                                   85               169              313              410
                                                           ---------          --------        ---------         --------

  Composite Materials
    United States                                                  5                15               54               42
    Europe                                                         7                (4)              10               (7)
    Canada and other                                               4                 4               16               11
                                                           ---------          --------        ---------         --------

       Total Composite Materials                                  16                15               80               46
                                                           ---------          --------        ---------         --------

       Total Reportable Operating Segments                 $     101          $    184        $     393         $    456
                                                           ---------          --------        ---------         --------

Geographic Regions
------------------
    United States                                          $      78          $    175        $     339         $    423
    Europe                                                         7                (3)              12               (2)
    Canada and other                                              16                12               42               35
                                                           ---------          --------        ---------         --------

        Total Reportable Operating Segments                $     101          $    184        $     393         $    456
                                                           =========          ========        =========         ========

Reconciliation to Consolidated Income
-------------------------------------
  Before Provision for Income Taxes
  ---------------------------------

   Provision for asbestos litigation claims                        -                 -             (790)               -
   General corporate income (expense)                            (21)               (1)             (55)              (8)
   Cost of borrowed funds                                        (55)              (40)            (149)            (112)
                                                           ---------          --------        ---------         --------

      Consolidated Income Before
         Provision for Income Taxes                        $      25          $    143        $    (601)        $    336
                                                           ---------          --------        ---------         --------

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)
3.  GENERAL

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

Certain reclassifications have been made to the 1999 Consolidated Financial Statements to conform with the classifications used in 2000.

4.  RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS

In September 2000, the Company recorded a $26 million pretax charge for restructuring and other actions. This charge is comprised of a $6 million pretax restructure charge and a $20 million pretax charge for other actions. The $6 million restructure charge has been classified separately as a component of operating expenses on the consolidated statement of income and represents asset impairments associated with the planned closing of two lines at our Newark, Ohio manufacturing facility. This restructure charge represents the first phase of the Company's plan to realign operations at the Newark facility. The remaining $20 million of other actions is comprised of a $14 million pretax charge to other operating expenses, representing an $11 million charge associated with asset impairments within our Cultured Stone and other businesses, and a $3 million charge associated with severance costs for certain employees; and a $6 million pretax charge to marketing and administrative expenses, representing a settlement loss associated with one of our U.S. pension plans.

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

The $115 million for personnel reductions represented severance costs associated with the elimination of approximately 2,450 positions worldwide. The primary groups affected included manufacturing and administrative personnel. As of September 2000, approximately $105 million has been paid and charged against the reserve for personnel reductions. Charges of approximately $14 million have been made against exit cost liabilities through September 2000. No adjustments have been made to the liabilities.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.  RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS (continued)

The  following  table   summarizes  the  status  of  the  liabilities  from  the
restructure   program  described  above,   including   cumulative  spending  and
adjustments and the remaining balance as of September 30, 2000:

                                                        Beginning                  Total                Ending
                                                        Liability                 Payments             Liability
(In millions of dollars)                                ---------                 --------             ---------

Personnel Costs                                          $  115                  $   (105)             $     10
Facility and Business Exit Costs                             16                       (14)                    2
Other                                                         2                        (2)                    -
                                                         ------                  --------              --------

Total                                                    $  133                  $   (121)             $     12
                                                         ======                  ========              ========


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

5.  ACQUISITIONS AND DIVESTITURES OF BUSINESSES

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

The results of operations of the European Building Materials business are reflected in the Company's consolidated statement of income through the period ending May 31, 2000. For the nine months ended September 30, 2000 and the year ended December 31, 1999, the European Building Materials business generated sales of approximately $88 million and $234 million, respectively, and income from operations of approximately $1 million and $12 million, respectively. Effective May 31, 2000, the Company accounts for its ownership interest in Alcopor Owens Corning under the equity method. Please see Note 2 to the Consolidated Financial Statements.

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

5.  ACQUISITIONS AND DIVESTITURES OF BUSINESSES (continued)

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

6.  LONG-TERM DEBT

During the first quarter of 1999, the Company issued $250 million of senior debt securities (maturing in 2009 and bearing an annual rate of interest of 7.0% payable semiannually) as unsecured obligations of the Company. The proceeds from the issuance of these securities were used to reduce borrowings under the Company's $1.8 billion bank credit facility.

As of October 1, 2000, the Company was in violation of the leverage ratio covenant under its $1.8 billion bank credit facility. As a result of this condition, the Company anticipates that substantially all of its debt obligations will be subject to cross-default provisions at some point during the next twelve months. Accordingly, approximately $2.7 billion of outstanding borrowings, including $1.3 billion of outstanding borrowings, under the credit facility and $1.4 billion of other outstanding borrowings at September 30, 2000, have been classified as a current liability on the consolidated balance sheet.

7.  INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                                                Quarter                      Nine  Months
                                                                 Ended                           Ended
                                                            September 30,                    September 30,
                                                            --------------                   -------------
                                                         2000            1999             2000            1999
                                                         ----            ----             ----            ----

U.S. federal statutory rate                               35%             35%              (35%)            35%
State and local income taxes                              (3)              2                (5)              3
Operating losses of foreign subsidiaries                  11               1                 1               1
Special tax election (a)                                   -              (6)               (2)             (3)
Foreign tax rate differences                              (1)              -                 -               -
Other                                                      -               3                 -              (1)
                                                       ------         ------            ------          ------

Effective tax rate                                        42%             35%              (41%)            35%
                                                       ======         ======            ======          ======

(a)  Represents the implementation of a tax strategy associated with one of our foreign subsidiaries.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

8.  INVENTORIES (continued)

                                                          September 30, 2000         December 31, 1999
                                                          ------------------         -----------------
                                                                    (In millions of dollars)
Inventories are summarized as follows:

Finished goods                                              $        406                $        374
Materials and supplies                                               199                         158
                                                            ------------                ------------
FIFO inventory                                                       605                         532
Less:  Reduction to LIFO basis                                       (73)                        (66)
                                                            ------------                ------------
Total Inventory                                             $        532                $        466
                                                            ============                ============


Approximately $381 million and $269 million of total inventories were valued using the LIFO method at September 30, 2000 and December 31, 1999, respectively.

9.  CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:

                                                      Quarter                          Nine Months
                                                       Ended                              Ended
                                                  September 30,                       September 30,
                                                  --------------                      -------------
                                               2000              1999             2000              1999
                                               ----              ----             ----              ----
                                                               (In millions of dollars)
Income taxes                                   $   5             $   1            $ (30)            $ (82)
Cost of borrowed funds                            54                34              154                87


The Company  considers  all highly  liquid  debt  instruments  purchased  with a maturity of three months or less to be cash equivalents.


As discussed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis, all pre-petition liabilities of the Debtors have been stayed due to the Filing. As a result, interest related to pre-petition debt instruments of the Debtors is not expected to be paid or accrued in future periods and cost of borrowed funds is expected to decrease significantly beginning in the fourth quarter of 2000.

Please refer to Notes 4 and 12 for disclosure of Non-Cash activities.

10.  COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended September 30, 2000 and 1999 was a loss of $15 million and income of $96 million, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income was a loss of $415 million and income of $206 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, and deferred gains and losses on certain hedging transactions. The comprehensive loss for the quarter and nine months ended September 30, 2000 includes unfavorable currency translation adjustments of $29 million and $52 million, respectively, reflecting the impact of the strengthening U.S. dollar during the year.

The comprehensive loss for the nine months ended September 30, 2000 includes a reclassification from other comprehensive income to net income of approximately $13 million. This reclassification reflects the expense recognition of accumulated currency translation adjustments resulting from the sale of the European Building Materials business to Alcopor Owens Corning during the second quarter of 2000 (see Note 5).

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.  EARNINGS PER SHARE

The following table reconciles the net income (loss) and weighted average number of shares used in the basic earnings per share calculation to the net income and weighted average number of shares used to compute diluted earnings per share.

                                                               Quarter Ended                  Nine Months Ended
                                                               September 30,                    September 30,
                                                               -------------                    -------------
                                                            2000            1999             2000            1999
                                                            ----            ----             ----            ----
                                                                (In millions of dollars, except share data)

Net income (loss) used for basic earnings
  per share                                              $     14          $     89        $   (363)        $   209

Net income (loss) effect of assumed
  conversion of  preferred securities                           -                 2               -               6
                                                         --------          --------        --------         -------

Net income used for diluted earnings per share           $     14          $     91        $   (363)        $   215
                                                         ========          ========        ========         =======

Weighted average number of shares
  outstanding used for basic earnings per share
  (thousands)                                              55,008            54,292          54,759          54,111

Deferred awards and stock options
  (thousands)                                                 457               664               -             789

Shares from assumed conversion of preferred
  securities (thousands)                                        -             4,566               -           4,566
                                                         --------          --------        --------         -------

Weighted average number of shares
  outstanding and common equivalent shares used
  for diluted earnings per share
  (thousands)                                              55,465            59,522          54,759          59,466
                                                         ========          ========        ========         =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES

Asbestos Liabilities
--------------------

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)

Numerous claims have been asserted against Owens Corning alleging personal injury arising from inhalation of asbestos fibers. Virtually all of these claims arise out of Owens Corning's manufacture, distribution, sale or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture and distribution of which was discontinued in 1972. Owens Corning received approximately 7,800 asbestos personal injury claims during the third quarter of 2000, approximately 15,400 such claims during the first three quarters of 2000, and approximately 32,000 such claims during 1999.

Prior to October 5, 2000, when Owens Corning and 17 of its United States subsidiaries (collectively, the "Debtors"), including Fibreboard (see Item B below), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code, the vast majority of asbestos personal injury claims were in the process of being resolved through the National Settlement Program described below. As a result of the Filing, all claims against the Debtors have been stayed (see Note 1). The final resolution of all pending and future asbestos claims against Owens Corning and Fibreboard will be dealt with as part of Owens Corning's plan of reorganization.

National Settlement Program
---------------------------

Beginning in late 1998, Owens Corning implemented a National Settlement Program ("NSP") to resolve personal injury asbestos claims through settlement agreements with individual plaintiffs' law firms. The NSP was intended to better manage Owens Corning's asbestos liability, and that of Fibreboard (see Item B below), and to help Owens Corning better predict the timing and amount of indemnity payments for both pending and future claims.

The number of law firms participating in the NSP expanded from approximately 50 when the NSP was established to approximately 120 as of September 30, 2000. Each of these participating law firms agreed to a long-term settlement agreement ("NSP Agreement") extending through at least 2008 which provided for the resolution of their existing asbestos claims, including unfiled claims pending with the participating law firm at the time it entered into an NSP Agreement ("Initial Claims"). The NSP agreements also established procedures and fixed payments for resolving without litigation claims against either Owens Corning or Fibreboard, or both, arising after a participating firm entered into an NSP Agreement ("Future Claims").

Terms and Conditions of NSP Agreements
--------------------------------------

Settlement amounts for both Initial and Future Claims were negotiated with each participating firm, and each firm communicated with its respective current clients to obtain authority to settle individual claims. Payments to individual claimants varied based on a number of factors, including the type and severity of disease, age and occupation. All payments were subject to delivery of satisfactory evidence of a qualifying medical condition and exposure to Owens Corning's and/or Fibreboard's products, delivery of customary releases by each claimant, and other conditions. Certain claimants settling non-malignancy claims with Owens Corning and/or Fibreboard were entitled to an agreed pre-determined amount of additional compensation if they later developed a more severe asbestos-related medical condition.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.  CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

As to Future Claims, each participating NSP firm agreed (consistent with applicable legal requirements) to recommend to its future clients, based on appropriately exercised professional judgment, to resolve their asbestos personal injury claims against Owens Corning and/or Fibreboard through an administrative processing arrangement, rather than litigation. In the case of Future Claims involving non-malignancy, claimants were required to present medical evidence of functional impairment, as well as the product exposure criteria and other requirements set forth above, to be entitled to compensation.

Owens Corning and Fibreboard (see Item B below) each retained the right to terminate any individual NSP Agreement if in any year more than a specified number of plaintiffs represented by the plaintiffs' firm in question rejected and ultimately opted out of such agreement. Opt out procedures were specified in the settlement agreements, and provided for mediation and further negotiation before a claimant could pursue his or her case in the court system. Through September 2000, fewer than 300 claimants had elected to reject the original settlement proposal, and to mediate under the terms of the NSP Agreement.

As of September 30, 2000, Owens Corning had agreed to settle, through the NSP, a total of approximately 240,000 Initial Claims. As of that date, Owens Corning had paid more than $900 million (including Administrative Deposits as described below) of the estimated $1.9 billion total settlement amounts payable under the NSP in connection with the resolution of these Initial Claims. Through September 2000, Owens Corning had received approximately 3,800 Future Claims under the NSP, approximately 2,600 of which were received in the third quarter of 2000.

NSP Initial Claims Payment Schedules
------------------------------------

Payments under the NSP for Initial Claims were generally scheduled to be made through 2002. Prior to the Filing, Owens Corning had requested that NSP participating firms agree to defer payments in 2000 through 2002 on Initial Claims to the extent necessary to ensure that Owens Corning limited its total asbestos-related payments to the following schedule: $950 million in 2000, $400 million in 2001, and $250 million in 2002 ("Deferral Program"). On the basis of preliminary information, Owens Corning had estimated that the Deferral Program might result in the deferral of approximately $500 million of anticipated NSP payments, with any such deferred amounts to be paid in two equal installments in 2003 and 2004, subject to then applicable loan covenants.

NSP Future Claims Payment Schedules
-----------------------------------

Payments for qualifying Future Claims were scheduled to begin in 2003, with the timing of such payments generally being based on the 18 month period in which the claims were accepted by Owens Corning for payment. Subject to the variables and uncertainties discussed below, Owens Corning had expected that the payments for Future Claims beginning in 2003 would not exceed $150 million per year, plus any amounts

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.  CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

payable pursuant to the Deferral Program discussed above. Additional settlement payments were expected to be made by Fibreboard (see Item B below).

As a result of the Filing, there is substantial additional uncertainty as to the number of Future Claims that will be made.

Non-NSP Claims
--------------

As of September 30, 2000, approximately 31,000 asbestos personal injury claims were pending against Owens Corning outside the NSP. This compares to approximately 25,800 and 25,300 such claims pending on September 30 and December 31, 1999, respectively. The information needed for a critical evaluation of pending claims, including the nature and severity of disease and definitive identifying information concerning the claimant, typically becomes available only through the discovery process or as a result of settlement negotiations, often not occurring until years after the claim is filed. In view of the indefiniteness of the available information, the actual number of pending claims may vary from the numbers indicated.

As a result of the Filing, there is substantial additional uncertainty as to the number of non-NSP claims that will be made.

Owens Corning resolved (by settlement or otherwise) approximately 4,800 asbestos personal injury claims outside the NSP during 1999 and 3,000 such claims during the first three quarters of 2000, of which 1,700 claims were resolved during the third quarter of 2000. The average cost of resolution was approximately $34,600 per claim for claims resolved during 1999, $45,600 per claim for claims resolved during the first three quarters of 2000, and $18,200 per claim for claims resolved during the third quarter of 2000. As a rule, these claims were settled as they were scheduled for trial, and they typically involved more serious injuries and diseases. Consequently, Owens Corning does not believe that the average costs of resolution indicated above are representative of the value of non-NSP claims generally.

During the implementation of the NSP, Owens Corning attempted to settle individual non-NSP claims for amounts generally consistent with payments to NSP claimants. Such settlements were preferable to trials, provided that the agreed settlement was fair in relation to similarly situated NSP claimants, because both the timing and amount of such payments were more predictable. Beginning in late 1999, Owens Corning received a number of settlement demands from non-NSP plaintiffs' counsel which exceeded historical settlement averages for similar cases and were higher than the settlement values of such cases within the NSP. In addition, during the third quarter of 2000 Owens Corning began to see evidence that a higher than anticipated number of new asbestos-related claims, particularly higher value claims, was being filed by non-NSP firms, including new firms without prior asbestos litigation experience.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.  CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

Asbestos-Related Payments
-------------------------

In the third quarter of 2000, Owens Corning made approximately $70 million of asbestos-related payments, falling within four major categories: (1) Settlements in respect of verdicts incurred or claims resolved prior to the implementation of the NSP ("Pre-NSP Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and (4) Defense, claims processing and administrative expenses.

Payments for asbestos-related liabilities during 1999, the first three quarters of 2000, and the third quarter of 2000 fell within these four categories as follows:

                                                                             (In millions of dollars)
                                                                                2000 (through
                                                               1999             September 30)            3rd Quarter
                                                               ----             -------------            -----------
Pre-NSP Settlements                                          $   170                 $    51               $     6
NSP Settlements                                                  570                     538                    27
Non-NSP Settlements                                               30                      42                    12
Defense, Claims Processing and
  Administrative Expenses                                         90                      53                    25
                                                             -------                  ------               -------
                                                             $   860                 $   684               $    70
                                                             =======                 =======               =======

Owens Corning has deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At September 30, 2000, approximately $144 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets (under the caption "Restricted cash") and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below).

All amounts discussed above are before tax and application of insurance recoveries.

Asbestos Legislation
--------------------

In the fall of 1999, both the United States Senate and House of Representatives held hearings on proposed legislation (S 758 and HR 1283) intended to address the problem of asbestos litigation. Although the original House and Senate proposals were virtually identical, the House was active in considering revisions to HR 1283. In the first quarter of 2000, the House Judiciary Committee approved HR 1283, amended to protect private settlement plans and to make such plans enforceable. During the summer, the bill was reported out of the Committee but no further action has been taken. While Congress is expected to return for an extended lame-duck session after election day, no action is currently expected on this bill. Despite the failure to enact asbestos-related legislation during 2000, the action taken on HR 1283 reflects ongoing interest in this matter and the Company believes it is likely that such legislation will receive further consideration when the 107th Congress convenes in 2001. However, there can be no assurance that any such legislation will be enacted.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.  CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

Tax Legislation
---------------

In the spring of 2000, the United States House of Representatives introduced proposed legislation (HR 4543) which would exempt investment income earned by an asbestos-related trust from federal income tax, and would allow asbestos defendants to carry-back net operating losses ("NOLs") created by asbestos payments to the years in which the products containing asbestos were produced or distributed (and to each subsequent year) in order to obtain a refund of federal income taxes paid in those periods. In the case of Owens Corning, this would entitle the Company to carry-back its NOLs to the early 1950s. The exemption of investment income would benefit the Fibreboard Settlement Trust (described below) by having the effect of enlarging the corpus of the trust through tax-free interest accumulation. The bill has received strong bipartisan support in the form of 92 cosponsors, including 25 members of the Ways and Means Committee. A year-end comprehensive tax bill, to which it was hoped HR 4543 would be attached, has been set aside in light of a threatened Presidential veto. Given the broad bipartisan support for HR 4543, the Company believes it is likely that asbestos tax legislation will receive further attention when the current or next Congress reconsiders a comprehensive tax package. However, there can be no assurance that any such legislation will be enacted.

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

As a result of the Filing, the defendants in these cases removed each case to Federal District Court. Upon motion by Owens Corning, the U.S. District Court for the Northern District of California has remanded the California proceeding back to the state court. A similar motion is pending with the U.S. District Court for the Southern District of Mississippi for remand of the Mississippi proceeding.

Insurance
---------

As of September 30, 2000, Owens Corning's financial statements reflect $92 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. Most of this amount represents unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning has estimated its probable recoveries. Owens Corning also has a significant amount of other unconfirmed potential non-products coverage with excess level carriers. Owens Corning is actively pursuing non-products insurance recoveries under these policies. The amount and timing of recoveries from excess level policies will depend on subsequent negotiations and/or proceedings.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.  CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

Reserve
-------

As of September 30, 2000, Owens Corning estimated a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that had been asserted or were probable of assertion, in which liabilities were probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of $1.1 billion in 1996, $1.4 billion in 1998, and $1.0 billion during the second quarter of 2000.

The approximate balances of the components of the reserve at September 30, 2000 were:

                                                                   Balance
                                                                   -------
                                                            (In billions of dollars)
NSP backlog                                                          1.1
Non-NSP backlog                                                      0.3
Future claims                                                        0.7
Defense, claims processing and administrative expenses               0.1


In connection with its asbestos reserve, Owens Corning notes that:

o The "NSP backlog" component represented the remaining estimated cost of resolving Initial Claims (as of September 30, 2000) under the NSP.

o The "Non-NSP backlog" component represented the estimated cost of resolving asbestos personal injury claims pending against Owens Corning outside the NSP as of September 30, 2000.

o    The "Future claims"  component  represented the estimated cost of resolving
     (i) Future Claims under the NSP and (ii) non-NSP claims made after September 30, 2000.

o The reserve as a whole reflected $144 million of Undistributed Administrative Deposits.

Owens Corning cautions that its estimate of its liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. Such variables include, among others, the cost of resolving pending non-NSP claims; the disease mix and severity of disease of pending NSP claims; the number, severity of disease, and jurisdiction of claims filed in the future (especially the number of mesothelioma claims); how many future claimants are covered by an NSP Agreement; the extent, if any, to which individual claimants exercise a right to opt out of an NSP Agreement and/or engage counsel not participating in the NSP; the extent, if any, to which counsel that are not bound by an NSP Agreement undertake the representation of asbestos personal injury plaintiffs against Owens Corning; the extent, if any, to which Owens Corning would exercise its right to terminate one or more of the NSP Agreements due to excessive opt-outs or for other reasons; and Owens Corning's success in controlling the costs of resolving future non-NSP claims.

The Filing could affect the number of asbestos-related claims received by Owens Corning. In addition, because Owens Corning expects that all claims will be resolved in accordance with a plan of reorganization approved by the Bankruptcy Court, future asbestos liabilities will likely be affected by the plan of reorganization.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.  CONTINGENT LIABILITIES

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure. Fibreboard received approximately 10,000 asbestos personal injury claims during the third quarter of 2000 and approximately 19,000 such claims during the first three quarters of 2000. Prior to the Filing, the vast majority of Fibreboard asbestos personal injury claims were in the process of being resolved through the NSP, as described below. As a result of the Filing, all claims against the Debtors have been stayed (see Note 1).

National Settlement Program
---------------------------

Fibreboard is a participant in the NSP and is a party to the NSP Agreements discussed in Item A. The NSP Agreements became effective as to Fibreboard in the fourth quarter of 1999, when the Insurance Settlement (discussed below) became effective. The NSP Agreements settled asbestos personal injury claims that had been filed against Fibreboard by participating plaintiffs' law firms and claims that could have been filed against Fibreboard by such firms following the lifting, in the third quarter of 1999, of an injunction which had barred the filing of asbestos personal injury claims against Fibreboard. As of September 30, 2000, Fibreboard had settled, through the NSP, approximately 212,000 Initial Claims. As of that date, Fibreboard had paid more than $650 million (including Administrative Deposits) of the estimated $1.3 billion total settlement amounts payable under the NSP in connection with the resolution of these Initial Claims. The NSP Agreements also provided for the resolution of Future Claims against Fibreboard through the administrative processing arrangement described in Item
A. Through September 2000, Fibreboard had received approximately 3,800 Future Claims under the NSP, approximately 2,600 of which were received in the third quarter of 2000. The timing of payments for Initial and Future Claims against Fibreboard were to be generally consistent with the timing of Owens Corning payments, described in Item A.

Non-NSP Claims
--------------

As of September 30, 2000, approximately 8,000 asbestos personal injury claims were pending against Fibreboard outside the NSP. This compares to approximately 1,000 such claims pending on December 31, 1999. Fibreboard resolved (by settlement or otherwise) approximately 2,000 asbestos personal injury claims outside the NSP during the first three quarters of 2000, of which 600 claims were resolved during the third quarter of 2000. The average cost of resolution was approximately $48,000 per claim for claims resolved during the first three quarters of 2000, and $33,000 per claim for claims resolved during the third quarter of 2000. As a rule, these claims were settled as they were scheduled for trial, and they typically involved more serious injuries and diseases.
Consequently, Owens Corning does not believe that the average costs of resolution indicated above are representative of the value of non-NSP claims generally.

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

12.  CONTINGENT LIABILITIES

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

As of September 30, 2000, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust and were available to satisfy Fibreboard's pending and future asbestos-related liabilities. As of that date, $1,085 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $160 million was held in Undistributed Administrative Deposits on behalf of Fibreboard. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard's asbestos-related liabilities. Under the terms of the Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. At September 30, 2000, these assets were reflected as current assets or other assets, with each category denoted "Restricted cash and securities - Fibreboard". See Note 13 for additional information concerning the Fibreboard Settlement Trust.

Reserve
-------

As of September 30, 2000, Owens Corning estimated a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. These liabilities (denoted as "Asbestos-related liabilities - Fibreboard") are reflected as current or other liabilities, depending on the period in which payment was expected. These liabilities are always at least equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits since the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities (see
Note 13).

At September 30, 2000, Owens Corning estimated Fibreboard's asbestos-related liabilities at $1.240 billion. This amount includes an increase of $51 million during the third quarter of 2000 as the result of Owens Corning's ongoing review of Fibreboard's asbestos-related liabilities.

The approximate balances of the components of the reserve at September 30, 2000 were:

                                                                 Balance
                                                                 -------
                                                         (In billions of dollars)
  NSP backlog                                                      .80
  Non-NSP backlog                                                  .10
  Future claims                                                    .30
  Defense, claims processing and administrative expenses           .05

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.  CONTINGENT LIABILITIES

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING) (continued)

The Filing could affect the number of asbestos-related claims received by Fibreboard. In addition, because Owens Corning expects that all claims will be resolved in accordance with a plan of reorganization approved by the Bankruptcy Court, future asbestos liabilities will likely be affected by the plan of reorganization.

Asbestos-Related Payments
-------------------------

In the third quarter of 2000, gross payments for asbestos-related claims against Fibreboard were approximately $186 million, all of which were paid/reimbursed by the Fibreboard Settlement Trust. Gross payments for asbestos-related claims against Fibreboard during the first three quarters of 2000 and the third quarter of 2000 fell within four major categories, as follows:

                                                                                (In millions of dollars)
                                                                              2000
                                                                      (through September 30)         3rd Quarter
                                                                      ----------------------         -----------
Pre-1993 and Interim Claims                                                  $    29                  $    11
NSP Settlements                                                                  705                      150
Non-NSP Settlements                                                               41                        9
Defense, Claims Processing and Administrative Expenses                            45                       16
                                                                             -------                  -------
                                                                             $   820                  $   186
                                                                             =======                  =======


The payments for NSP Settlements include Administrative Deposits during the quarter on behalf of Fibreboard. At September 30, 2000, there were approximately $160 million of Undistributed Administrative Deposits made on behalf of Fibreboard. As described above, these Undistributed Administrative Deposits are included as restricted assets (under the caption "Restricted cash and securities
- Fibreboard") on Owens Corning's consolidated balance sheet.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.  FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 12, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund Fibreboard's costs of resolving pending and future asbestos claims. As of September 30, 2000, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the "Trust") and were available to satisfy Fibreboard's pending and future asbestos-related liabilities. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard's asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

General Accounting Treatment
----------------------------

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. At September 30, 2000, these assets were reflected as current assets or other assets (with each category denoted "Restricted cash and securities - Fibreboard"). As of September 30, 2000, Owens Corning estimated a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. These liabilities (denoted as "Asbestos-related liabilities - Fibreboard") are reflected as current or other liabilities, depending on the period in which payment was expected. These liabilities are always at least equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits since the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. At September 30, 2000, Owens Corning estimated Fibreboard's asbestos-related liabilities at $1.240 billion, with a residual obligation to charity of $5 million.

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

13.  FIBREBOARD SETTLEMENT TRUST (continued)

The residual liability to be paid to charity will also increase/decrease, with related other expense/ income on the consolidated statement of income. Cost for purposes of computing realized gains/losses is determined using the specific identification method.

Adjustments
-----------

Periodically, the Company evaluates the amount of Fibreboard's asbestos-related liabilities. During the third quarter of 2000, the Company determined that Fibreboard's asbestos-related liabilities required an increase of $51 million (see Note 12). Accordingly, the Company increased Fibreboard's asbestos-related liabilities and reduced the amount payable to charity by this amount during the third quarter of 2000.

Results for the Period Ending September 30, 2000
------------------------------------------------

Trust Assets generated interest/dividend earnings of approximately $15 million in the third quarter of 2000 and $53 million year to date, which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. This income, however, has been offset by an equal charge to other expense, which represents the increase in the residual liability to be paid to charity.

Payments for asbestos-related claims from the Trust (including Administrative Deposits) during the third quarter of 2000 were approximately $186 million and total $820 million year-to-date. Such payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities resulted in a net realized gain of approximately $1 million during the third quarter of 2000 and approximately $2 million year to date. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

During 2000, fair market value adjustments for securities designated as available for sale have resulted in a net unrealized gain of $1 million since their valuation at December 31, 1999. As the investments had an unrealized loss of approximately $1 million at December 31, 1999, there is no net unrealized gain or loss on these investments at September 30, 2000. The gain in the current year has been reflected in the Company's consolidated balance sheet as an increase to the carrying amount of the asset and an increase to other comprehensive income. This gain has also been reflected as an increase to the charity liability, with a corresponding decrease to other comprehensive income.

At September 30, 2000, the fair value of Trust Assets was $1.245 billion and was comprised of $1.032 billion of marketable securities, $71 million of cash, $18 million of outstanding payables, and $160 million of restricted cash. The restricted cash represents Undistributed Administrative Deposits. $850 million of the Trust Assets have been classified as a current asset while the remaining securities have been classified as noncurrent assets.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.  FIBREBOARD SETTLEMENT TRUST (continued)

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at September 30, 2000 and December 31, 1999 are as follows:

                                                                  September 30, 2000
                                                                  ------------------
                                  Amortized           Gross Unrealized       Gross Unrealized
                                     Cost                    Gain                   Loss              Fair Value
                                  ---------           ----------------       ----------------         ----------
                                                               (In millions of dollars)

Corporate Bonds                     $      32              $         -            $         -         $      32
Corporate Notes                           473                        -                      -               473
Municipal Bonds                           272                        -                      -               272
Mutual Funds                               56                        -                      -                56
Time Deposits                              43                        -                      -                43
US Government Bonds                       156                        -                      -               156
                                    ---------              -----------            -----------         ---------

Total                               $   1,032              $         -            $         -         $   1,032



                                                                  December 31, 1999
                                                                  -----------------
                                  Amortized         Gross Unrealized       Gross Unrealized
                                     Cost                  Gain                   Loss              Fair Value
                                  ---------         ----------------       ----------------         ----------
                                                              (In millions of dollars)

Corporate Bonds                     $      85           $       -              $       -            $      85
Corporate Notes                         1,334                   -                     (1)               1,333
Municipal Bonds                           199                   -                      -                  199
US Government Bonds                       221                   -                      -                  221
                                    ---------           ---------              ---------            ---------

Total                               $   1,839           $       -              $      (1)           $   1,838


Maturities  of  investment  securities  classified  as  available  for  sale  at September  30, 2000 and  December  31,
1999 by  contractual  maturity  are shown below.  Expected  maturities  will differ from  contractual  maturities because borrowers  may have the right to recall or prepay  obligations  with or  without call or prepayment penalties.


                                                           September 30, 2000               December 31, 1999
                                                           ------------------               -----------------
                                                       Amortized                        Amortized
                                                         Cost          Fair Value          Cost        Fair Value
                                                         ----          ----------          ----        ----------
                                                                        (In millions of dollars)
Due within one year                                    $     527         $    527         $  1,152       $  1,152
Due after one year through five years                         75               75               72             72
Due after five years through ten years                        46               46               87             87
Due after ten years                                          384              384              528            527
                                                       ---------         --------         --------       --------
Total                                                  $   1,032         $  1,032         $  1,839       $  1,838

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.  FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the period ended September 30, 2000:

                                 Interest    Unrealized     Sale       Realized
                      Balance       and        Gain/         of          Gain/                                              Balance
                      12/31/99   Dividends    (Loss)     Securities     (Loss)      Adjustments      Other      Payments    9/30/00
                      --------   ---------    ------     ----------     ------      -----------      -----      --------    -------
Assets
------
Cash
 (Note 12)            $    -      $     -     $    -      $   873       $    -       $      -        $   -      $  (820)    $    53
Restricted
 Cash (Note 12)            -            -          -            -            -              -          160            -         160
Marketable
 Securities:
  Available
  for Sale             1,838           53          1         (873)           2              -           11            -       1,032
                      --------    -------     ------     ---------     -------      ---------        -----      -------      ------

Total Assets          $1,838      $    53     $    1      $     -       $    2       $      -        $ 171      $  (820)     $1,245
                      ========    =======     ======     =========     =======      =========        =====      =======      ======

Liabilities
-----------
Asbestos Litigation
  Claims
  (Note 12)           $1,750      $     -     $    -      $     -       $    -       $   150         $ 160      $  (820)     $1,240
Charity                   88           53          1            -            2          (150)           11            -           5
                      --------    --------    ------      --------      -------      -------         -----      -------      ------

Total
 Liabilities          $1,838      $    53     $    1      $     -       $    2       $     -         $ 171      $  (820)     $1,245
                      ========    ========    ======      ========      =======      =======         =====      =======      ======


ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 2 is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, material costs, construction activity, interest rate movements, issues involving implementation of new business systems, achievement of expected cost reductions, the outcome of the Chapter 11 proceedings described below, and general economic conditions.

GENERAL

Voluntary Petition for Relief Under Chapter 11
----------------------------------------------

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors are being jointly administered under Case No. 00-3837 (MFW).

Owens Corning filed for relief under Chapter 11 to address the growing demands on its cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 12 to the Consolidated Financial Statements. Based upon the recent developments discussed below, Owens Corning believes that the Filing offers the only viable legal process by which it and its subsidiaries will achieve a comprehensive resolution of its current and future asbestos-related liabilities.

Consequence of Filing
---------------------

As a consequence of the Filing, all pending litigation against the Debtors is stayed and no party may take any action to realize on its pre-petition claims except pursuant to further order of the Bankruptcy Court. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. The Company anticipates that substantially all liabilities as of the date of the Filing will be dealt with in accordance with a plan of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code. Two creditors' committees, one representing asbestos claimants and the other representing other unsecured creditors, have been formed and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that the committees, together with a representative of future asbestos claimants to be appointed by the Bankruptcy Court, will be the primary entities with which the Company will negotiate the terms of a plan of reorganization.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

Substantially all of the Company's pre-petition debt is now in default due to the Filing. Although the Filing occurred after the end of the third quarter, the accompanying Consolidated Financial Statements reflect the classification of most of the Company's pre-petition debt as current. This includes debt under Owens Corning's $1.8 billion bank credit facility, which was in default as a result of a breach of covenant on October 1, 2000, as described below, and approximately $1.4 billion of other outstanding debt, which is expected to be subject to cross-default provisions at some point during the next twelve months. As required by Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Company, beginning in the fourth quarter of 2000, will be required to record its debt instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Company will accelerate the amortization of its debt-related costs attributable to the Debtors and record a pretax expense of approximately $29 million during October 2000. This expense will be classified as a Reorganization Cost and is comprised of a $27 million charge for unamortized financing costs, including $5 million associated with the Monthly Income Preferred Securities (MIPS), and $2 million for unamortized discounts.

The Company has negotiated a debtor-in-possession revolving credit facility with Bank of America, N.A. in the aggregate amount of $500 million, which financing is subject, among other conditions, to approval by the Bankruptcy Court.

The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of critical vendors and employee wages and benefits in the ordinary course of business.

Background of Filing
--------------------

Since the adoption of its National Settlement Program ("NSP") in the fourth quarter of 1998, Owens Corning's strategy has been to use that program to avoid the costly and unpredictable traditional tort system and to quantify the amount of payments to asbestos claimants and control the timing of those payments to match the Company's ability to make such payments. The NSP achieved these goals in many respects and also facilitated the negotiation of the deferral of payments to NSP participants earlier this year. As discussed in more detail below, however, Owens Corning's inability to obtain ongoing financing on acceptable terms, the lack of support for additional payment deferrals, the higher than anticipated number of asbestos-related claims (which adversely affected the Company's estimated liquidity needs through 2004), and the recent deterioration of Owens Corning's operations, resulted in the decision by Owens Corning to make the Filing.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Refinancing.   As  previously  disclosed,  Owens  Corning  had  agreed  to  make
------------
substantial payments for asbestos-related liabilities through at least 2004; those payments were expected to require the dedication of a significant portion of Owens Corning's sources of liquidity during the period; and, depending on operational cash flow and other sources of cash, Owens Corning might require additional financing. During the third quarter of 2000, Owens Corning met on a number of occasions with the agent for its bank group to discuss a refinancing of its $1.8 billion bank credit facility, which was scheduled to expire in June 2002 (the "Refinancing"). Owens Corning requested that the Refinancing extend into 2005 and be increased to an amount sufficient to meet its expected liquidity needs, including the repayment on maturity of $300 million of debentures in 2005. Following extended negotiations, Owens Corning concluded at the end of the third quarter that its lenders would not be willing to agree to a Refinancing that would meet the Company's needs. Moreover, Owens Corning concluded that the lenders would require that, as a part of any Refinancing, Owens Corning pledge its assets to secure the loans and agree to limits on payments for asbestos liabilities that would be inconsistent with its anticipated asbestos payment obligations.

Support for Payment Deferrals.  During the course of the third quarter,  support
------------------------------
for asbestos payment deferrals was adversely impacted by several factors. First, as a result of the downturn in the Company's operations in the third quarter of 2000 (discussed below), Owens Corning approached certain NSP firms to request additional payment deferrals. Based on those discussions, Owens Corning determined that it would not be feasible to obtain additional payment deferrals and that the likely terms of the Refinancing would be unacceptable to the NSP participants. Second, the NSP Executive Committee and other participants in the NSP declined to agree to any deferral in payments due from Fibreboard. Finally, several NSP firms declined to grant the deferrals previously agreed upon in principle and initiated legal proceedings to enforce the terms of their respective NSP Agreements.

Asbestos-Related Claims. Prior to the Filing, Owens Corning noted several trends ------------------------ which indicated that it would likely be required to defer asbestos-related payments in excess of deferrals previously negotiated with law firms participating in the NSP. First, Owens Corning began to see evidence that a higher than anticipated number of new asbestos-related claims, particularly higher value claims, was being filed by non-NSP firms, including new firms (where the timing of resolution is uncertain and the amount and timing of payments may be determined by the traditional tort system). Second, Owens Corning noted a substantial increase in the rate of claims filed, particularly during September 2000. Approximately 7,800 asbestos-related claims were received by Owens Corning (excluding Fibreboard) during the third quarter of 2000, compared to approximately 3,400 and 4,200 claims received during the first and second quarters, respectively. While Owens Corning believes that this increase in claims filings represented an acceleration of claims from future periods as a result of the downgrading of Owens Corning's credit rating in mid-2000, rather than an increase in the total number of asbestos-related claims to be expected, this trend would have had the effect of accelerating the related settlement payments and increasing liquidity needs through 2004 and/or the need to negotiate further deferrals of asbestos payments.

Downturn in  Operations.  Owens  Corning's  results of  operations  deteriorated
------------------------
significantly in the third quarter of 2000, with expectations for the quarter declining particularly during the last half of the period. As a result of, among other factors, the fall in demand for building materials, elevated energy and raw materials costs and the inability of Owens Corning to fully recapture these costs in price adjustments, Owens Corning's margins and income from operations were significantly reduced. As a result, Owens Corning's ability to service its ongoing asbestos payments and continue to comply with its pre-Filing loan covenants was adversely affected. Owens Corning concluded at the end of the third quarter of 2000 that, unless it used a substantial portion of its cash to repay a portion of its bank debt, Owens Corning would be in violation of the leverage ratio covenant under its $1.8 billion bank credit

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

facility. Moreover, in view of reduced expectations concerning operating results in the fourth quarter and beyond, the Company concluded that its long-term liquidity needs (driven in large measure by asbestos payment obligations) could not likely be met by its cash and available credit under its bank credit facility (which was limited by leverage ratio and other loan covenants).

Timing of Chapter 11 Filing
---------------------------

As a result of the above factors, Owens Corning management determined late in the third quarter that it was unlikely that Owens Corning would be able to meet its long-term liquidity needs, including agreed and other required asbestos payments and repayment of debt on maturity. While Owens Corning held $378 million of Cash and Cash Equivalents at the end of the third quarter of 2000, and Owens Corning's operations (excluding the effects of asbestos) are traditionally profitable and generate strong positive cash flow, management determined that a Chapter 11 filing in October would be in the best interest of all Owens Corning stakeholders.

RESULTS OF OPERATIONS

Business Overview
-----------------

In spite of the challenges presented by our Filing, which was made to resolve asbestos liabilities resulting from business activities more than 25 years ago, we maintain our commitment to strengthen our core businesses and provide quality products to our customers. In recent years, we have focused on increasing sales and earnings by (i) achieving productivity improvements and cost reductions in existing and acquired businesses, (ii) targeting growth markets and (iii) forming strategic alliances and partnerships to complement our existing businesses. Our two major initiatives, the System Thinking(TM) strategy and Advantage 2000, have favorably impacted sales and productivity across all businesses. We are also very committed to taking full advantage of e-Business opportunities. Through alliances with BuildNet and ImproveNet, for example, we are working directly with consumers to help them find solutions for their needs. We are also expanding our role as a service provider by offering complementary services in order to meet all of our consumers' needs. In the Composite Systems Business, Owens Corning has partnered with end users, OEMs, systems suppliers and other players within the supply chain for development of substitution opportunities for composite systems.

Owens Corning's strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. During the third quarter of 2000, we announced the intended restructure of the Newark, Ohio insulation manufacturing facility. This will include moving residential insulation production from this facility to other insulation plants. It will also include shutting down two operating lines that will become obsolete and redesigning Newark to produce more industrial insulation products. This restructure represents the first phase of the Company's plan to realign operations at the Newark facility. This strategy also resulted in the sale of our Falcon Foam business in the U.S. during the first quarter of 2000 and the sale of our Building Materials business in Europe during the second quarter of 2000 to an unconsolidated joint venture, Alcopor Owens Corning, in which we have a 40% ownership interest. The joint venture partnership with Alcopor enables us to continue our presence in the European building materials market. Please see Notes 2 and 5 to the Consolidated Financial Statements.

During 1999, we realized the benefits of pricing improvements applicable to many of our products and cost reductions resulting from our strategic restructuring program and other profitability and

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

productivity initiatives. These cost reductions and pricing improvements have continued into 2000. However, during the first nine months of 2000, we experienced significant increases in certain of our costs, particularly roofing and vinyl raw material costs, due to higher crude oil prices and tight supply conditions for polyvinyl chloride (PVC), respectively. Increased energy costs, reflecting changes in the availability of natural gas, also contributed to cost increases during the quarter. These increases, coupled with a fall in demand for building materials, have significantly reduced our margins and income from operations, particularly during the third quarter of 2000.

Quarter and Nine Months Ended September 30, 2000
------------------------------------------------

Sales and Profitability
-----------------------

Net sales for the quarter ended September 30, 2000 were $1.281 billion, a decline from the third quarter 1999 level of $1.333 billion. Adjusted for the disposition of the Falcon Foam and Building Materials Europe businesses, sales reflect an increase of approximately 2 percent compared to the third quarter of 1999. The sales increase reflects the benefits of volume increases in the Composites business, most notably in Europe, and price increases in the Building Materials business, primarily in the U.S. The price increases in the U.S. reflect, in part, the partial pass-through of raw material cost increases. Partially offsetting these increases was a significant decline in volume in the U.S. Building Materials business. This downward trend appears to be industry wide, as the housing market appears to be slowing, including declines in housing starts and the remodeling market. The impact of currency translation on sales denominated in foreign currencies was slightly unfavorable during the third quarter of 2000, compared to the third quarter of 1999, reflecting a stronger U.S. dollar during 2000. Please see Note 2 to the Consolidated Financial Statements.

Gross margin in the third quarter of 2000 was 19% of net sales, compared to 26% in the third quarter of 1999. The decrease in gross margin percentage reflects the increase in raw material costs of approximately $60 million ($185 million year-to-date), approximately half of which was passed through to customers, and increased energy costs during the third quarter of 2000. Lower volumes in Building Materials, along with production inefficiencies at certain manufacturing plants, also contributed to the decline in gross margin.

For the quarter ended September 30, 2000, Owens Corning reported net income of $14 million, or $.25 per share, compared to net income of $89 million, or $1.53 per share, for the quarter ended September 30, 1999. Net income in the third quarter of 2000 reflects the decrease in gross margin, primarily reflecting the adverse impact of increased raw material and energy costs, as discussed above. Net income for the quarter ended September 30, 2000 also includes the following special charges: a $6 million pretax restructure charge representing asset impairments associated with the planned closing of two lines at our Newark, Ohio manufacturing facility, an $11 million pretax charge associated with asset impairments within our Cultured Stone and other businesses, a $6 million pretax charge representing a settlement loss associated with one of our U.S. pension plans, and a $3 million pretax charge representing severance costs for certain employees. Please see Note 4 to the Consolidated Financial Statements. Cost of borrowed funds during the third quarter of 2000 was $55 million, $15 million higher than the third quarter of 1999, reflecting increased borrowings mostly to support asbestos payments and higher rates on floating rate debt.

Marketing and administrative expenses were $143 million during the third quarter of 2000, compared to $155 million in the third quarter of 1999. The decrease is primarily attributable to cost-cutting measures introduced during the second quarter of 2000.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Net sales for the nine months ended September 30, 2000 were $3.833 billion, compared to $3.773 billion for the first nine months of 1999. Price increases across North American Building Materials markets, including partial pass-through of raw material cost increases, and price and volume increases in the Composites business resulted in the sales growth.

The net loss for the nine months ended September 30, 2000 was $363 million, or $6.64 per share, compared to net income of $209 million, or $3.62 per share, for the first nine months of 1999. Included in the net loss during 2000 are the special items from the third quarter discussed above, as well as the following items from the first six months: a $790 million pretax asbestos-related charge ($486 million after-tax) and a $5 million pretax gain from the Building Materials Europe transaction during the second quarter, and a $5 million pretax loss from the sale of Falcon Foam, a $9 million pretax charge for the realignment of our Fair Bluff, North Carolina plant, and an $11 million tax benefit associated with one of our foreign subsidiaries during the first quarter of 2000. Also contributing is a $37 million increase in cost of borrowed funds, due to increased debt supporting payments associated with the National Settlement Program, and higher rates on floating rate debt. As a result of cost-cutting measures introduced during 2000, marketing and administrative expenses are down $9 million year to date. Additionally, net income for the period ended September 30, 2000 reflects a raw material increase of $185 million, approximately half of which has been passed through to customers. Please see Notes 4, 5 and 12 to the Consolidated Financial Statements.

Building Materials
------------------

In the Building Materials segment, sales decreased 7% in the third quarter of 2000, compared to the third quarter of 1999, resulting mostly from the Building Materials Europe transaction. There were also volume decreases in insulation, roofing and vinyl products, only partially offset by price improvements attributable to U.S. roofing and vinyl siding products. The decrease in sales in Building Materials is associated with an overall softness in the industry, as indicated by a decline in housing starts and the remodeling market during 2000. Income from operations was $85 million during the third quarter of 2000, compared to $169 million during the third quarter of 1999. Income from operations in 2000 reflects raw material and energy cost increases and volume decreases slightly offset by price increases. The roofing and vinyl markets suffered most from the raw material cost increases, with asphalt and PVC resin increases of approximately $55 million during the quarter ($165 million year to date). Due to the rapid rise in crude oil prices and significantly increased demand for PVC during 2000, Owens Corning has been unable to fully pass through to customers the rapidly rising costs of asphalt and PVC resin. Actions taken during the year to improve productivity have partially narrowed the gap. Please see Note 2 to the Consolidated Financial Statements.

Composite Materials
-------------------

In the Composite Materials segment, sales were up 13%, to $233 million during the third quarter of 2000, compared to the third quarter of 1999, due to price improvements and significant volume increases. Price and volume increases were seen across almost all markets, especially in Europe. The translation impact of sales denominated in foreign currencies was a decline of approximately 6% of total Composite Materials sales during the third quarter of 2000, reflecting a stronger U.S. dollar during 2000. Income from operations was $16 million in the third quarter of 2000, the same as in the prior-year period. Income from operations reflects price and volume increases, most notably in Europe, offset by unanticipated production inefficiencies in the U.S. Please see Note 2 to the Consolidated Financial Statements.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Accounting Changes
------------------

We are assessing the impact of SFAS 133 on our financial statements and plan to adopt this accounting change effective January 1, 2001. We have completed an inventory of both our freestanding derivatives, including forward contracts, option contracts, currency swaps and interest rate swaps, and derivatives which are embedded in other contracts. We have assessed our current derivatives position and have determined that adoption at October 1, 2000 would not have had a material effect on net income or comprehensive income. We are reviewing our risk management policies, performing an information systems assessment, and modifying our business processes as needed in order to comply with SFAS 133 and to temper the volatility in earnings and other comprehensive income.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was a negative $7 million for the third quarter of 2000 versus positive $139 million for the same period of 1999. The decline in cash flow from operations is largely due to the significant decline in earnings during the third quarter of 2000 compared to 1999. Additionally, compared to the third quarter of 1999, cash flow from operations in 2000 reflects an increase in payments for asbestos litigation claims, net of insurance. During the third quarter of 2000, payments for asbestos litigation claims were $176 million and there were no proceeds from insurance, compared to $252 million and $147 million, respectively, during the third quarter of 1999. Payments for the Company's asbestos litigation claims have been stayed due to the Filing and, accordingly, the Company does not expect to make any payments for such claims in the near term. Please see Notes 1, 9 and 12 to the Consolidated Financial Statements. Also reducing cash flow from operations was a decrease in accounts payable and accrued liabilities of approximately $52 million and an increase in receivables of $30 million. Partially offsetting these cash outflows was a $44 million decrease resulting from a change in the level of inventories.

Inventories at September 30, 2000 were $532 million, an increase of $66 million from the December 31, 1999 level, due largely to the seasonal build of inventories. We have continued production at normal seasonal levels, but we have felt the effect of unexpected reductions in product demand, especially in Building Materials. Receivables at September 30, 2000 were $507 million, a $149 million increase over the December 31, 1999 level, attributable to the seasonal pattern of business activity and high level of collections at the end of 1999. The decrease in accounts payable and accrued liabilities from $839 million at December 31, 1999 to $692 million at September 30, 2000 reflects typical payment patterns as well as the payout of approximately $40 million of incentive and other employee performance awards and other payments in the third quarter. At September 30, 2000, the Company's net working capital was negative $2.975 billion and its current ratio was .47, compared to negative $828 million and
 .72,  respectively,  at December  31, 1999 and  negative  $489  million and .76,
respectively,   at  September   30,   1999.   This   calculation   reflects  the
reclassification as a current liability of approximately $2.7 billion of debt at September 30, 2000, including the $1.3 billion of outstanding borrowings under the Company's bank credit facility due to the violation of a leverage ratio covenant at October 1, 2000, and approximately $1.4 billion of other outstanding debt, which is expected to be subject to cross-default provisions at some point during the next twelve months. Please see Notes 1 and 6 to the Consolidated Financial Statements. Cash and cash equivalents at September 30, 2000 reflect an increase of $279 million compared to September 30, 1999. Accounts receivable at September 30, 2000 decreased by $77 million compared to September 30, 1999, reflecting a slight decline in sales during the third quarter of 2000, as well as the sale of the European Building Materials business. The decrease in accounts payable and accrued liabilities of $88 million reflects the payout of incentive and other employee performance awards and other payments.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

The Company's total borrowings at September 30, 2000 were $2.821 billion, $830 million higher than at year-end 1999, reflecting increased payments for asbestos litigation claims and seasonal working capital increases. As a result of the Filing, substantially all of the lines of credit formerly available to Owens Corning are no longer accessible.

Post-Filing Liquidity
---------------------

At September 30, 2000, Owens Corning had $378 million of Cash and Cash Equivalents. In connection with the Filing, Owens Corning has obtained a $500 million debtor-in-possession financing commitment from Bank of America, N.A. (the "DIP Financing"), which is subject to certain conditions including Bankruptcy Court approval.

The accounts receivable securitization facility between Owens Corning, certain lenders, and Owens Corning Funding Corporation (a bankruptcy remote and wholly owned subsidiary of Owens Corning), scheduled to expire in October 2000, has been terminated due to the Filing. As of October 31, 2000, all of the $125 million of receivables sold to lenders under this facility have been settled as collected.

Owens Corning expects that cash from operations (and, if concluded and approved, the DIP Financing) will provide sufficient funds to allow it to continue its and its subsidiaries' operating activities and to meet its post-Filing debt and capital requirements for the foreseeable future, while a plan of reorganization is developed and considered.

Capital spending for property, plant and equipment, excluding acquisitions, was $113 million in the third quarter of 2000. The Company anticipates that 2000 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $376 million, most of which has been expended. The Company expects that funding for these expenditures will be from the Company's operations and the expected credit availability from the DIP Financing.

Environmental Matters
---------------------

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against the Company as a PRP for contribution under such federal, state or local laws. During the third quarter of 2000, the Company was not designated as a PRP for any additional sites. At September 30, 2000, a total of 43 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

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

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. In June 1999, the EPA issued regulations for wool fiberglas and mineral wool. During the first quarter of 2000, EPA issued regulations for secondary aluminum smelting and amino/phenolic resin production. During 2000, EPA proposed regulations for metal coil

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

coating and wet formed fiberglass mat production, anticipating final issue in 2001. The Company anticipates that its other sources to be regulated will be asphalt processing and roofing, and open molded fiber-reinforced plastics. The EPA's currently announced schedule is to issue regulations covering fiber-reinforced plastics production and asphalt roofing and processing in 2002, with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

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

The amounts presented below represent the maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

                                               September 30,                     December 31,
          Risk Category                             2000                             1999
          -------------                             ----                             ----
                                                           (In millions of dollars)
          Foreign currency                         $   1                            $   -
          Interest rate                            $   5                            $   6


Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See Note 12, Contingent Liabilities, to Owens Corning's Consolidated Financial Statements above, which is incorporated here by reference.

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware and are currently operating their respective businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors are being jointly administered under Case No. 00-3837 (MFW). In this proceeding, the Debtors will seek approval of a Plan of Reorganization (the "Plan") and intend to implement the Plan upon obtaining court approval of the Plan. Pursuant to the automatic stay provision of the Bankruptcy Code, all pending litigation matters against the Debtors are currently stayed. Please see Note 1 to the Consolidated Financial Statements.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None of the constituent instruments defining the rights of the holders of any class of Owens Corning's registered securities was materially modified in the quarter ended September 30, 2000.

(b) None of the rights evidenced by any class of Owens Corning's registered securities was materially limited or qualified in the quarter ended September 30, 2000 by the issuance or modification of any other class of securities.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

(a) During the quarter ended September 30, 2000, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of Owens Corning or any of our significant subsidiaries exceeding 5 percent of the total assets of Owens Corning and consolidated subsidiaries.

(b) During the quarter ended September 30, 2000, no material arrearage in the payment of dividends occurred, and there was no other material delinquency not cured within 30 days, with respect to any class of preferred stock of Owens Corning which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of Owens Corning.

See Note 1, Subsequent Event - Voluntary Petition For Relief Under Chapter 11, to Owens Corning's Consolidated Financial Statements above for certain events subsequent to September 30, 2000.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2000.

ITEM 5.       OTHER INFORMATION

Owens Corning does not elect to report any information under this item.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         See Exhibit Index below, which is incorporated here by reference.


(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OWENS CORNING

                                          Registrant


Date:  November 14, 2000                  By:  /s/  Michael H. Thaman
    --------------------                    -------------------------
                                           Michael H. Thaman
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (as duly authorized officer)



Date:  November 14, 2000                  By:  /s/  Deyonne F. Epperson
    --------------------                    ---------------------------
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