Form 10-K405
period 2000-12-31
OWENS CORNING
filed 2001-04-02
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At February 28, 2001, the aggregate market value of Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $164,382,797, assuming for purposes of this computation only that all directors and executive officers are considered affiliates.

At February 28, 2001, there were outstanding 55,364,882 shares of Registrant's $.10 par value common stock.

                                     PART I

ITEM 1.   BUSINESS

Owens Corning, a global company incorporated in Delaware in 1938, serves consumers and industrial customers with building materials systems and composites systems. Owens Corning's executive offices are at One Owens Corning Parkway, Toledo, Ohio 43659; telephone (419) 248-8000. Owens Corning's web site provides information on our business and products, and assists our customers in various building projects. It is located at www.owenscorning.com. Unless the context requires otherwise, the terms "Owens Corning", "Company", "we" and "our" in this report refer to Owens Corning and its subsidiaries.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On October 5, 2000 (the "Petition Date"), Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the "Non-Debtor Subsidiaries"). The Chapter 11 Cases are discussed in greater detail in Note 1 to the Consolidated Financial Statements.

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 19 to the Consolidated Financial Statements.

OVERVIEW OF OPERATIONS

Owens Corning operates in two reportable operating segments -- Building Materials Systems and Composite Systems. In 2000, the Building Materials Systems segment accounted for approximately 80% of our total sales while Composite Systems accounted for the remainder. The products and systems provided by our
Building Materials Systems segment are used in residential remodeling and repair, commercial improvement, new residential and commercial construction, and other related markets. The products and systems offered by our Composite Systems segment are used in end-use markets such as building construction, automotive, telecommunications, marine, aerospace, energy, appliance, packaging and electronics. Many of Owens Corning's products are marketed under registered trademarks, including Propink(R), Advantex(R), Miravista(R) and/or the color PINK.

Approximately 80% of Owens Corning's sales are related to home improvement, non-residential markets, sales of composite materials and sales outside U.S. markets. Approximately 20% of our sales are related to new U.S. residential construction.

Owens Corning also has affiliate companies in a number of countries. Generally, affiliated companies' sales, earnings and assets are not included in either operating segment unless we own more than 50% of the affiliate and the ownership is not considered temporary.

As part of our strategy to divest non-strategic businesses, we sold our Falcon Foam business in the U.S. during the first quarter of 2000 and sold our Building Materials business in Europe during the second quarter of 2000 to an unconsolidated joint venture, Alcopor Owens Corning, in which we maintained a 40% interest.

Revenue from external customers, income from operations and total assets attributable to each of Owens Corning's operating segments and geographic regions, as well as information concerning the dependence of our operating segments on foreign operations, for each of the years 2000, 1999, and 1998, are contained in Note 2 to Owens Corning's Consolidated Financial Statements, entitled "Segment Data", on pages 62 through 67 hereof.

BUILDING MATERIALS SYSTEMS

Principal Products And Methods Of Distribution

Building Materials Systems operates primarily in North America. It also has a presence in Latin America and Asia Pacific. Building Materials Systems sells a variety of products and systems in two major categories: (i) glass fiber, foam and mineral wool insulation systems and (ii) exterior systems for the home, including roofing systems, vinyl and metal siding and accessories, vinyl windows and patio doors, rainware (consisting primarily of gutters and downspouts), manufactured stone veneer and rebranded housewrap. These products are used primarily in the home improvement, new residential construction, manufactured housing and commercial construction markets. The businesses responsible for these markets include: Insulating Systems, Exterior Systems, Roofing Solutions, Cultured Stone, Distribution and Fabricating Solutions.

Sales of building insulation systems, roofing shingles and accessories, housewrap, windows/patio doors, and vinyl siding are made through home centers, lumberyards, retailers and distributors. Other channels of distribution for insulation systems in North America include insulation contractors, wholesalers, specialty distributors, metal building insulation laminators, mechanical insulation distributors and fabricators, manufactured housing producers, and appliance, office products and automotive manufacturers. Foam insulation and related products are sold to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers; commercial and industrial markets through specialty distributors; and, in some cases, large contractors, particularly in the agricultural and cold storage markets.

Owens Corning sells asphalt products, primarily for industrial and specialty applications, under the Trumbull brand name. There are three principal kinds of industrial asphalt: Built-Up Roofing Asphalt (BURA), used in commercial flat roof systems to provide waterproofing and adhesion; saturants or coating asphalt, used to manufacture roofing mats, felts and residential shingles; and industrial specialty asphalt, used by manufacturers in a variety of products such as waterproofing systems, adhesives, coatings, dyes, and product extenders, as well as in various automotive applications. There are several channels of distribution for these products. They are used internally in the manufacture of residential roofing products and are also sold to other shingle manufacturers. In addition, asphalt is sold to roofing contractors and distributors for BURA systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction. Glass fiber mat is used to provide fire and mildew resistance in 95% of all asphalt roofing shingles. Owens Corning sells glass fiber and/or mat directly to a small number of major shingle manufacturers, including our own roofing business.

Outside North America, Owens Corning has a foam technology facility in Italy and a joint venture foam plant in China and has licensed others for the manufacture of foam products at locations in Europe, the Middle East and Asia. Owens Corning sells foam products through traditional agents and distributors.

In Latin America, Owens Corning produces and sells building and mechanical insulation primarily through an affiliate joint venture in Mexico, as well as exports from U.S. plants. In Asia Pacific, we sell primarily mechanical insulation through joint venture businesses, including two majority owned insulation plants and an insulation fabrication center in China, two minority owned joint ventures, one in Saudi Arabia and one in Thailand, and licensees.

Seasonality

Sales in the Building Materials Systems segment tend to follow seasonal home improvement, remodeling and renovation, and new construction industry patterns. Sales levels for the segment, therefore, are typically lower in the winter months.

Major Customers

No customer in the Building Materials Systems segment accounted for more than 5% of the segment's sales in 2000.

COMPOSITE SYSTEMS

Principal Products and Methods of Distribution

Composite Systems operates in North America, Europe, Latin America and Asia Pacific, with affiliates and licensees around the world. The businesses responsible for these products include: Composites Systems and Engineered Pipe Systems.

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

More than 80% of transportation-related composite solutions are used in automotive applications. Non-automotive transportation applications include heavy trucks, rail cars, shipping containers, refrigerated containers, trailers and commercial ships. Growth continues in automotive applications, as composite systems create new applications or displace other materials in existing applications. There are hundreds of composites applications, including body panels, door modules, integrated front-end systems, instrument panels, chassis and underbody components and systems, pick-up truck beds, and heat and noise shields. These composite parts are either produced by original equipment manufacturers (OEMs), or are purchased by OEMs from first-tier suppliers.

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

The consumer, industrial and infrastructure markets include sporting goods and marine applications. Owens Corning sells composite materials to OEMs and boat builders, both directly and through distributors. Owens Corning manufactures large diameter glass-reinforced plastic (GRP) pipe designed for use in underground pressure and gravity fluid handling systems. The pipe is a filament-wound structural composite made with glass fiber and polyester resins and is sold to governments and private industry for major infrastructure projects, primarily for the safe and efficient transport of water and waste. As of March 2001, Owens Corning had divested substantially all of this pipe business.

Major Customers

No customer in the Composite Systems segment accounted for more than 7% of the segment's sales in 2000.

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

Including registered trademarks for the Owens Corning logo, the color PINK, and FIBERGLAS, Owens Corning has approximately 300 trademarks registered in the United States and approximately 1,600 trademarks registered in other countries.

We consider our patent and trademark positions to be adequate for the present conduct of business in each of our operating segments.

Working Capital

Owens Corning's manufacturing operations in each operating segment are generally continuous in nature and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Number of Employees

Owens Corning averaged approximately 20,000 employees during 2000 and had approximately 20,000 employees at December 31, 2000.

Research and Development

During 2000, 1999 and 1998, Owens Corning spent approximately $52 million, $59 million, and $57 million, respectively, for research and development activities. Customer-sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning's capital expenditures relating to compliance with environmental control requirements were approximately $23 million in 2000. We currently estimate that such capital expenditures will be approximately $14 million in 2001 and $14 million in 2002.

We do not consider that we have experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs of environmental control equipment were approximately $55 million in 2000. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

The 1990 Clean Air Act Amendments (Act) provide that the United States Environmental Protection Agency (EPA) will issue regulations on a number of air pollutants over a period of years. These regulations will define the monitoring and control technology requirements for new and existing facilities to which the specific standard applies. The Company has determined the following regulations will apply and may potentially impact its operations. In June 1999, the EPA issued regulations for wool fiberglass and mineral wool production with compliance dates in 2002. During the first quarter of 2000, the EPA issued regulations for secondary aluminum smelting and amino/phenolic resin production with compliance dates in 2003. During 2000, the EPA proposed regulations for metal coil coating and wet formed fiberglass mat production, anticipating final issue in 2001. The EPA's currently announced schedule is to propose regulations covering fiber-reinforced plastics production and asphalt roofing and processing in 2001 and issue final regulations in 2002 with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

Competition

Owens Corning's products compete with a broad range of products made from numerous basic, as well as high-performance, materials.

We compete with a number of manufacturers in the United States of glass fibers in primary forms, not all of which produce a broad line of glass fiber products. Approximately one-half of these producers compete with our Building Materials operating segment in the sale of glass fibers in primary form. A similar number compete with our Composite Systems operating segment. Companies in other countries export small quantities of glass fiber products to the United States. We also compete outside the United States with a number of manufacturers of glass fibers in primary forms.

We also compete with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, we compete with many other manufacturers in the sale of roofing materials for sloped roofing, industrial asphalts, vinyl siding, windows and patio doors and other products.

Methods of competition include product performance, price, terms, service and warranty.

ITEM 2.   PROPERTIES

PLANTS

Owens Corning's principal plants as of December 31, 2000, are listed below by operating segment and primary products, and are owned except as noted. We consider that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

Certain  of the  facilities  listed  below  are  shown as  "leased"  properties.
Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be accepted or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 4, 2001, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the applicable facility will be owned rather than leased.

BUILDING MATERIALS SYSTEMS

Thermal and Acoustical Insulation

           Delmar, New York                                        Newark, Ohio
           Eloy, Arizona                                           Palestine, Texas
           Fairburn, Georgia                                       Phenix City, Alabama (1)
           Kansas City, Kansas                                     Salt Lake City, Utah
           Ladysmith, Wisconsin                                    Santa Clara, California
           Mount Vernon, Ohio                                      Waxahachie, Texas

           Anshan, China                                           Guangzhou, China
           Babelegi, South Africa                                  Scarborough, Canada
           Candiac, Canada                                         Shanghai, China
           Edmonton, Canada                                        Springs, South Africa

(1)      Facility is leased.

Foam Insulation

           Rockford, Illinois                                      Tallmadge, Ohio

           Valleyfield, Canada                                     Volpiano, Italy (1)

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

Glass Mat/Wet Chop

           Aiken, South Carolina                                   Jackson, Tennessee (1)
           Fort Smith, Arkansas

(1)  Facility is leased.

OEM Solutions Group

     Angola, Indiana                                               Indianapolis, Indiana (1)
     Athens, Alabama                                               Johnson City, Tennessee (1)
     Cleveland, Tennessee (1)                                      Los Angeles, California (1)
     Columbus, Ohio (1)                                            Louisville, Kentucky (1)
     Dallas, Texas (1)                                             Montgomery, Alabama (1)
     Grand Rapids, Michigan (1)                                    Oklahoma City, Oklahoma (1)
     Hazleton, Pennsylvania (1)                                    Springfield, Tennessee (1)
     Hebron, Ohio                                                  Tiffin, Ohio (1)

     Brantford, Canada

(1)  Facility is leased.

Manufactured Housing/Recreational Vehicles/Specialty Parts

           Douglas, Georgia                                        Plant City, Florida (1)
           Goshen, Indiana                                         Waco, Texas (1)
           Nappanee, Indiana

(1)  Facility is leased.

Metal Products

           Ashville, Ohio                                          Bellwood, Virginia
           Beloit, Wisconsin (1)                                   Roxboro, North Carolina (2)

(1)  Facility is leased.
(2)  Two facilities, one of which is leased.

Cultured Stone Products

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

Windows/Patio Doors

           Bradenton, Florida

In addition, Owens Corning has approximately 185 Specialty Distribution Centers in 36 states in the U.S.

COMPOSITE SYSTEMS

Textiles and Reinforcements

           Amarillo, Texas                                         Huntingdon, Pennsylvania (1)
           Anderson, South Carolina                                New Braunfels, Texas (1)
           Duncan, South Carolina (1)

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

ITEM 3.   LEGAL PROCEEDINGS

The paragraphs in Note 19 to Owens Corning's  Consolidated Financial Statements,
entitled  "Contingent  Liabilities",   on  pages  92  through  103  hereof,  are
incorporated here by reference.

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States

Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 00-3837 (JKF). The Company anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. Please see Note 1 to the Consolidated Financial Statements.

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

         As previously reported, Owens Corning has received information that the Ohio Environmental Protection Agency may be contemplating an enforcement action relating to our plant in Newark, Ohio. It is believed that this matter primarily involves alleged air emission violations that occurred in the early 1990's.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

                       Executive Officers of Owens Corning
                            (as of February 28, 2001)

The name, age and business experience during the past five years of Owens Corning's executive officers as of February 28, 2001, are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age                                                       Position*

Glen H. Hiner (66)                        Chairman of the Board and Chief  Executive  Officer  since  January 1992.
                                          Director since 1992.


Rhonda L. Brooks (49)                     Vice  President and  President,  Exterior  Systems  Business  since April
                                          2000;  formerly Vice President and President,  Roofing  Systems  Business
                                          (1998),  Vice President,  Investor  Relations (1997), and Vice President,
                                          Marketing, Composites.


David T. Brown (52)                       Executive  Vice  President and Chief  Operating  Officer  since  February
                                          2001;   formerly  Vice  President  and  President,   Insulating   Systems
                                          Business (1998),  Vice President and President,  Building Materials Sales
                                          and   Distribution    (1996),   and   Vice   President   and   President,
                                          Roofing/Asphalt.


Deyonne F. Epperson (44)                  Vice  President  and  Controller  since  February  2000;   formerly  Vice
                                          President,  Corporate Audit (1997) and Director,  Corporate Treasury,  at
                                          Honeywell, Inc.


David L. Johns (42)                       Senior  Vice  President  and Chief  Technology  Officer  since  September
                                          1999;   formerly  Chief  Information   Officer  (1994),   and  Management
                                          Position, Global Resource Center, at Honeywell, Inc.


George E. Kiemle (53)                     Vice  President  and  President,   Insulating   Systems   Business  since
                                          February  2001;  formerly  Vice  President,   Manufacturing,   Insulating
                                          Systems Business.


Richard D. Lantz (49)                     Vice  President  and  President,  Roofing  Solutions  Business  since May
                                          2000;  formerly Vice President and President,  System  Thinking Sales and
                                          Distribution  Business  (1998),  Vice  President - Marketing,  Insulation
                                          Business (1997),  Vice President,  Marketing and Sales Support,  Building
                                          Materials Sales and Distribution  (1996), and Vice President,  Marketing,
                                          Roofing and Asphalt.






Name and Age                              Position*


Edward Mirra, Jr. (61)                    Senior Vice President,  Human  Resources  since July 2000;  formerly Vice
                                          President of Roofing  Operations  (1998),  and Vice  President,  Trumbull
                                          Asphalt.


Heinz-J. Otto (51)                        Vice President and President,  Composites  Systems Business since October
                                          1996;  formerly  Member of the Executive  Board and Head of Region Europe
                                          at Landis & Gyr Corp.


Maura Abeln Smith (45)                    Chief   Restructuring   Officer  since  November  2000  and  Senior  Vice
                                          President,  General Counsel and Secretary  since February 1998;  formerly
                                          Vice President and General Counsel of GE Plastics.


Michael H. Thaman (36)                    Senior  Vice  President  and Chief  Financial  Officer  since April 2000;
                                          formerly  Vice  President  and  President,   Exterior   Systems  Business
                                          (1999),  Vice President and President,  Engineered  Pipe Systems  (1997),
                                          General  Manager,  OEM  Solutions  Group  (1996),  and  Plant  Manager  -
                                          Toronto, Canada.


*Information in parentheses indicates year in which service in position began.

                                     Part II

ITEM 5.   MARKET FOR OWENS CORNING'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The principal market on which Owens Corning's common stock is traded is the New York Stock Exchange. The high and low sales prices in dollars per share for Owens Corning's common stock as reported in the consolidated transaction reporting system for each quarter during 1999 and 2000 are set forth in the following tables.

    1999                    High          Low                2000                 High           Low
---------------------------------------------------       ----------------------------------------------

First Quarter               37-5/8        28-11/16        First Quarter           20-3/8         13-5/8

Second Quarter              43-3/4        30-13/16        Second Quarter          20-15/16       9-15/64

Third Quarter               35-15/16      21-11/16        Third Quarter           10-1/8         2-3/4

Fourth Quarter              22-7/8        14-9/16         Fourth Quarter          2-1/4          3/4
---------------------------------------------------       ----------------------------------------------

The number of stockholders of record of Owens Corning's common stock on February 28, 2001 was 6,808.

Owens Corning declared regular dividends of $.075 per share of common stock for each of the first three quarters of 2000 and for each of the quarters of 1999. As a result of the Filing on October 5, 2000, Owens Corning (1) did not pay the regular dividend declared for the third quarter of 2000 and (2) will not pay additional cash dividends for the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

                                                   2000 (a)       1999        1998(c)         1997(d)        1996(e)
                                                   --------       ----        -------         -------        -------
                                                 (In millions of dollars, except per share data and where noted)

Net sales                                       $ 4,940      $  5,048       $   5,009       $   4,373     $   3,832
Cost of sales                                     4,014          3,815          3,933           3,482          2,840
Marketing, administrative
   and other expenses                               659            594            668             572            523
Science and technology
  expenses                                           52             61             59              69             84
Restructure costs                                    32              -            117              68             38
Provision for asbestos litigation
  claims                                            790              -          1,415               -            875
Chapter 11 related reorganization
   items                                             24              -              -               -              -
Gain on sale of assets                                -              -            359               -             37
Income (loss) from operations                      (631)           578           (824)            182           (491)
Cost of borrowed funds                              155            152            140             111             77
Other                                                 5              -              -               -              -
Income (loss) before provision
  for income taxes                                 (791)           426           (964)             71           (568)
Provision (credit) for income
  taxes                                            (312)           149           (306)              9           (283)
Net income (loss)                                  (478)           270           (705)             47           (284)
Net income (loss) per share
   Basic                                          (8.71)          4.98         (13.16)            .89          (5.54)
   Diluted                                        (8.71)          4.67         (13.16)            .88          (5.54)
Dividends per share on common
  stock
    Declared                                     0.1523       0.3000          .3000           .2750            .1250
    Paid                                         0.2277       0.3000          .3000           .2625            .0625
Weighted-average number of
  shares outstanding (in thousands)
    Basic                                        54,816         54,083         53,579          52,860         51,349
    Diluted                                      54,816         59,452         53,579          53,546         51,349
Net cash flow from operations                      (190)           (28)           124             131            335
Capital spending                                    476            244            253             227            325
Total assets                                      6,912          6,494          5,101           4,996          3,913
Long-term debt (b)                                    7          1,764          1,535           1,595            818
Liabilities subject to compromise (b)             6,935              -              -               -              -
Average number of employees
  (in thousands)                                     20             21             20              22             19

(a) During 2000, the Company recorded a pretax charge of $790 million ($486 million after-tax) for asbestos litigation claims and a pretax charge of $229 million ($149 million after-tax) for restructuring and other actions.

(b) On October 5, 2000, Owens Corning and 17 of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," beginning in October 2000, the Company classifies substantially all pre-petition liabilities of the Debtors (Note 1) as "Liabilities Subject to Compromise" on the Consolidated Balance Sheet. Included in this item at December 31, 2000 were:

                                                                                                  2000
                                                                                                  ----
                                                                                         (amounts in millions)

  Accounts payable                                                                         $       255
  Accrued interest payable                                                                          39
  Accrued liabilities                                                                               72
  Debt                                                                                           2,832
  Income taxes payable                                                                             214
  Reserve for asbestos litigation claims - Owens Corning (Note 19)                               2,249
  Reserve for asbestos litigation claims - Fibreboard (Notes 19 and 20)                          1,274
                                                                                            ----------

         Total consolidated                                                                      6,935

         Payables to non-debtors                                                                   688
                                                                                           -----------

         Total debtor                                                                        $   7,623
                                                                                             =========

(c) During 1998, the Company recorded a pretax charge of $1.415 billion ($906 million after-tax) for asbestos litigation claims, a pretax charge of $243 million ($171 million after-tax) for restructuring and other actions, a pretax net credit of $275 million ($165 million after-tax) from the sale of the Company's yarns and other businesses, a pretax credit of $84 million ($52 million after tax) from the sale of its ownership interest in Alpha/Owens-Corning, LLC, a $39 million after-tax extraordinary loss from the early retirement of debt, and a $10 million charge for various tax adjustments.

(d) During 1997, the Company recorded a pretax charge of $143 million ($104 million after-tax) for restructuring and other actions as well as a $15 million after-tax charge for the cumulative effect of the change in method of accounting for business process reengineering costs. The incremental sales from the 1997 acquisitions were $534 million during 1997.

(e) During 1996, the Company recorded a net pretax charge of $875 million ($542 million after-tax) for asbestos litigation claims that may be received after 1999 and probable additional insurance recovery; special charges totaling $42 million ($27 million after-
         tax)  including  valuation adjustments   associated  with  prior
         divestitures,   major  product  line productivity   initiatives   and
         a  contribution   to  the   Owens-Corning Foundation;  a pretax charge
         of $43 million ($26 million after-tax) for restructuring and other actions; a $27 million reduction of tax reserves due to favorable legislation; and a pretax gain of $37 million ($27 million after-tax) from the sale of the Company's ownership interest in its former Japanese affiliate, Asahi Fiber Glass Co. Ltd.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, material costs, construction activity, interest rate movements, issues involving implementation of new business systems, achievement of expected cost reductions, development in and the outcome of the Chapter 11 proceedings described below, and general economic conditions.

GENERAL

Voluntary Petition for Relief Under Chapter 11

On October 5, 2000 (the "Petition Date"), Owens Corning and the 17 United States subsidiaries listed below (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the "Non-Debtor Subsidiaries"). The subsidiary Debtors that filed Chapter 11 petitions for relief are:

         CDC Corporation                             Integrex Testing Systems LLC
         Engineered Yarns America, Inc.              HOMExperts LLC
         Falcon Foam Corporation                     Jefferson Holdings, Inc.
         Integrex                                    Owens-Corning Fiberglas Technology Inc.
         Fibreboard Corporation                      Owens Corning HT, Inc.
         Exterior Systems, Inc.                      Owens-Corning Overseas Holdings, Inc.
         Integrex Ventures LLC                       Owens Corning Remodeling Systems, LLC
         Integrex Professional Services LLC          Soltech, Inc.
         Integrex Supply Chain Solutions LLC

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 19 to the Consolidated Financial Statements.

Consequence of Filing

As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

Two creditors' committees, one representing asbestos claimants and the other representing unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that the appointed committees, together with a legal representative of future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan or plans of reorganization.

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Bankruptcy Court and consummated.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. On January 17, 2001, the Bankruptcy Court extended such exclusivity period until August 2, 2001, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to October 3, 2001. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan or plans of reorganization. Such plan or plans may provide, among other things, that all present and future asbestos-related liabilities of Owens Corning and Fibreboard will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan or plans may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation.
Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Owens Corning is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan or plans. For example, Owens Corning is unable to predict at this time what the treatment will be under any such plan or plans with respect to (1) the guaranties issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM, Inc. ("IPM", a Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility" which is now in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., a wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Owens Corning's shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of Owens Corning's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Owens Corning's equity security holders.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

RESULTS OF OPERATIONS

Business Overview
-----------------

Owens Corning is committed to continuing to invest in our businesses and provide quality products to our customers. In recent years, we have focused on increasing sales and earnings by (i) achieving productivity improvements and cost reductions in existing and acquired businesses, (ii) targeting growth markets and (iii) forming strategic alliances and partnerships to complement our existing businesses. Our two major initiatives, the System Thinking(TM) strategy and Advantage 2000, have favorably impacted sales and productivity across all businesses. We are also committed to taking full advantage of e-Business opportunities. We are also expanding our role as a service provider by offering complementary services in order to meet all of our consumers' needs. In the Composite Systems Business, Owens Corning has partnered with end users, OEMs, systems suppliers and other players within the supply chain for development of substitution opportunities for composite systems.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Owens Corning's strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. This strategy resulted in the sale of our Falcon Foam business in the U.S. during the first quarter of 2000 and the sale of our Building Materials business in Europe during the second quarter of 2000 to an unconsolidated joint venture, Alcopor Owens Corning, in which we maintained a 40% ownership interest. Please see Notes 2 and 6 to the Consolidated Financial Statements.

During 1999, we realized the benefits of pricing improvements applicable to many of our products and cost reductions resulting from restructuring programs and other productivity initiatives. These cost reductions and pricing improvements have continued into the first half of 2000. However, during 2000, we experienced significant increases in certain of our costs, particularly roofing and vinyl raw material costs, due to higher crude oil prices and tight supply conditions for polyvinyl chloride (PVC), respectively. Increased energy costs, reflecting changes in the availability of natural gas, also contributed to cost increases during 2000. These increases, coupled with a fall in demand for building materials, associated with a weakening economy, significantly reduced our margins and income from operations for the second half of the year and, as a result, for the full year.

As a result, during 2000 we implemented the first phase of a strategic restructuring program. The specific objectives of this program are discussed in "Restructuring of Operations and Other Charges" below and in Note 5 to the Consolidated Financial Statements.

Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------

Sales and Profitability
-----------------------

Net sales for the year ended December 31, 2000, were $4.940 billion, a decline from the 1999 level of $5.048 billion. Net sales in 1998 were $5.009 billion. Adjusted for the disposition of the Falcon Foam and Building Materials Europe businesses, sales in 2000 reflect an increase of approximately one percent compared to 1999. Sales in 2000 reflect the benefits of price increases in the Building Materials business, primarily in the U.S., as well as both price and volume increases in the Composites business, particularly in Europe. The price increases in the U.S. reflect, in part, the partial pass-through of raw material cost increases. Partially offsetting these increases was a decline in volume in the U.S. Building Materials business. This downward trend appears to be industry wide, as the housing market appears to be slowing due to sharply increased interest rates in the first six months of 2000 resulting in declines in housing starts and the remodeling market. Additionally, the impact of currency translation on sales denominated in foreign currencies was unfavorable during 2000 compared to 1999, reflecting a stronger U.S. dollar during 2000. Please see
Note 2 to the Consolidated Financial Statements.

Sales outside the U.S. represented 16% of total sales for the year ended December 31, 2000, compared to 18% during 1999 and 19% during 1998. The decline in non-U.S. sales is due to the sale of the Building Materials Europe business. Gross margin for 2000 was 19% of net sales, compared to 24% and 21% in 1999 and 1998, respectively. The decrease in gross margin percentage reflects the increase during 2000 in raw material costs of approximately $222 million, the majority of which related to asphalt and PVC resin, and increased energy costs during 2000. Approximately half of the increase in raw material costs was passed through to customers. Lower volumes in Building Materials negatively impacted both revenue and cost absorption, resulting in a decline in gross margin.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2000, Owens Corning reported a net loss of $478 million, or $8.71 per share, compared to net income of $270 million, or $4.67 per share, for 1999 and a net loss of $705 million, or $13.16 per share, for 1998. The net loss in 2000 reflects the decrease in gross margin, primarily reflecting the adverse impact of increased raw material and energy costs, as discussed above. It also reflects the following special items: a $790 million pretax charge ($486 million after-tax) for asbestos litigation claims, a $229 million pretax charge ($149 million after-tax) for restructuring and other charges, and $24 million of Chapter 11 reorganization related expenses. Cost of borrowed funds during 2000 was $155 million, $3 million higher than 1999, resulting from increased debt and higher interest rates during 2000, partially offset by the cessation of interest costs during the fourth quarter on pre-petition debt of Debtors (totaling approximately $52 million) as a result of the Filing, described above. Marketing and administrative expenses were $542 million during 2000, compared to $599 million in 1999. The decrease is primarily attributable to cost cutting measures introduced in 2000.

We reported a $631 million loss from operations. When adjusted for the asbestos litigation claims cost, the cost of restructuring and other charges, and the Chapter 11 related expenditures detailed in the prior paragraph, Owens Corning generated $412 million in income from operations for the year ended December 31, 2000 compared to $578 million for the same period in 1999. On a comparative basis, the decline from 1999 reflects the adverse effects of increased raw material and energy costs that were not fully passed through in price increases. Additionally, lower volumes and product mix in building materials contributed to a decline in income from operations. This, however, was partially offset through curtailment in operating expenses and productivity initiatives.

Net income in 1999 reflects an increase in gross margin over 1998, attributable primarily to pricing improvements, particularly in U.S. residential insulation markets, and the incremental benefits of the cost-saving programs implemented throughout 1999 and 1998. Net income in 1999 also reflects a tax credit of approximately $13 million for a special tax election associated with U.K. operations. During 1999, cost of borrowed funds was $152 million, up $12 million from 1998. The increase was primarily the result of higher average debt outstanding during 1999. Marketing and administrative expenses totaled $599 million in 1999, up slightly from the 1998 level, resulting from growth funding and partially offset by incremental restructuring benefits.

The net loss in 1998 included a $1.415 billion pretax charge ($906 million after-tax) for asbestos litigation claims, a $243 million pretax charge ($171 million after-tax) for restructuring and other actions and a $359 million pretax gain ($217 million after-tax) from the sale of certain businesses. Also included were manufacturing and operating expense reductions resulting from a strategic restructuring program. The reduction in equity in net income of affiliates for the year ended December 31, 1998, reflects the first quarter 1998 sale of Owens Corning's 50 percent ownership interest in Alpha/Owens Corning, LLC. As part of a debt realignment strategy, we repurchased, via a tender offer, certain debt securities during the third quarter of 1998 and recorded an extraordinary loss of $39 million, or $.72 per share, net of related income taxes of $25 million.

Restructuring of Operations and Other Actions
---------------------------------------------

In conjunction with softening overall economic conditions occurring during the second half of the year and the Filing on October 5, the Company reassessed its business strategies with respect to investments in certain ventures, facilities and overhead expenditures. As a result of this assessment, a $229 million pretax charge to income from operations for restructuring and other activities was recorded during the year 2000; $203 million in the fourth quarter and $26 million in the third quarter.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

The fourth quarter charges, totaling $203 million pretax, consisted of $26 million associated with the restructuring of the Company's business segments and $177 million for other actions, the majority of which represents impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority owned consolidated subsidiary.

The $26 million restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss). The components of the restructuring charge included $16 million for personnel reductions and $10 million for the divestiture of non-strategic businesses and facilities, which consisted of $6 million for non-cash asset write-downs to fair value and $4 million for exit cost liabilities, mostly removal of equipment. The $16 million for personnel reductions represented severance costs associated with the elimination of approximately 340 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of December 31, 2000, approximately $2 million has been paid and charged against the reserve for personnel reductions.

The $177 million of other charges was comprised of $84 million of asset impairments and $93 million of charges focused on improving business operations, and was accounted for as a $77 million charge to cost of sales and a $100 million charge to other operating expenses.

Weakening economic conditions occurring principally in the Building Materials Europe and South Africa markets, along with the constraints on the Company's ability to provide financial support as a result of its bankruptcy filing, required the Company to reassess the carrying amounts of its investments in those regions. The reassessment resulted in $84 million of charges, as follows:
1) $54 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis. The write down to estimated fair value resulted from a number of significant recent developments, including a material unexpected softening of the building materials markets in Europe during the second half of 2000 and continuing into 2001 and constraints on the Company's ability to provide financial support as a result of its bankruptcy filing. The Company's board of directors has authorized management to sell its remaining 40% interest in the joint venture to the majority shareholder. The $54 million charge, which was recorded as other operating expenses, reflects management's current and best estimates of the fair value of investments and assets based on the current status of the sales negotiation; 2) $12 million to write-down the Company's investment in the majority-owned, consolidated venture in South Africa, on a held-in-use basis based upon management's analysis of current and expected future financial results and constraints on the Company's ability to fund significant future capital investments in this subsidiary as a consequence of the bankruptcy filing. The charge, which was measured using an analysis of estimated fair value of the related assets, consisted of $8 million to write-down fixed assets, charged to cost of sales, and $4 million to write-down the remaining goodwill, charged to other operating expenses. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million write-down to fair value the investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis, based upon current best estimates of the expected loss on disposition, which consisted of $3 million of equipment write-down recorded as cost of sales and $5 million as other operating expenses. The sale of a majority of the investments and subsidiaries held for sale was completed in March 2001; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary, recorded as other operating expenses.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

The Company continues to focus on achieving synergies within its strategic businesses. These efforts include assessments of market strategies, manufacturing capabilities, product line rationalization and infrastructure requirements which maximize the Advantage 2000 enterprise-wide, global computer investments. As a result of these assessments and ongoing financial analysis, the Company recorded charges of $93 million during the fourth quarter which includes: $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies and to reflect updated estimates of the net realizable value and carrying amounts of certain inventories, recorded as cost of sales; $19 million to write-down equipment and receivables, recorded $8 million to cost of sales and $11 million to other operating expenses; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves, recorded as cost of sales; and various other charges totaling $16 million recorded as other operating expenses.

During the third quarter of 2000, the Company recorded a $26 million pretax charge for restructuring and other actions. This charge is comprised of a $6 million pretax restructure charge and a $20 million pretax charge for other actions. The $6 million restructure charge has been classified separately as a component of operating expenses on the consolidated statement of income and represents asset impairments associated with the planned closing of two lines at our Newark, Ohio manufacturing facility. This restructure charge represents the first phase of the Company's plan to realign operations at the Newark facility. The remaining $20 million of other actions is comprised of a $14 million pretax charge to other operating expenses, representing an $11 million charge associated with asset impairments within our Cultured Stone and other businesses, and a $3 million charge associated with severance costs for certain employees; and a $6 million pretax charge to marketing and administrative expenses, representing a settlement loss associated with one of our U.S. pension plans.

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

The $386 million pretax charge was comprised of a $185 million charge associated with the restructuring of the Company's business segments and a $201 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructuring charge include $115 million for personnel reductions; $68 million for the divestiture of non-strategic businesses and facilities, of which $52 million represented non-cash asset revaluations and $16 million represented exit cost liabilities, primarily for leased warehouse and office facilities that were vacated; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet market demands. As of December 31, 2000, approximately $102 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 2,450 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $13 million has been charged against exit cost liabilities.

Due to timing of events, we anticipate that additional restructuring and other charges will be recorded during 2001.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Building Materials Systems
--------------------------

In the Building Materials Systems segment, sales decreased 4% in 2000, compared to 1999, resulting mostly from the Building Materials Europe and Falcon transactions. Excluding the sales related to these divestitures, sales remained constant. Volume decreases in insulation and vinyl siding products were offset by price improvements attributable to U.S. roofing and vinyl siding products. The constant level of sales in Building Materials is associated with an overall softness in the industry, reflecting a decline in housing starts and the remodeling market during 2000.

Income from operations was $353 million in 2000, compared to $523 million in 1999. Income from operations in 2000 reflects raw material and energy cost increases and volume decreases, only partially offset by price increases. The roofing and vinyl markets suffered most from the raw material cost increases, with asphalt and PVC resin increases of approximately $185 million for the entire year 2000. Due to the rapid rise in crude oil prices and significantly increased demand for PVC during 2000, Owens Corning has been unable to fully pass through to customers the rapidly rising costs of asphalt and PVC resin. Actions taken during the year to improve productivity have partially narrowed the gap. Please see Note 2 to the Consolidated Financial Statements.

Composite Systems
-----------------

In the Composite Systems segment, sales during 2000 were up 7% compared to 1999, to $932 million, due to price improvements and significant volume increases. Price increases were seen across all markets, especially in Europe, and volume increases were significant in Europe and the U.S. The translation impact of sales denominated in foreign currencies was a loss of approximately $40 million during 2000, reflecting a stronger U.S. dollar. Income from operations was $108 million in 2000, compared to $83 million in 1999, reflecting price and volume increases, most notably in Europe, partially offset by production inefficiencies in the U.S. and Canada. Please see Note 2 to the Consolidated Financial Statements.

Accounting Changes
------------------

We have assessed the impact of SFAS 133 on our financial statements and will adopt this accounting change effective January 1, 2001. We have completed an inventory of both our freestanding derivatives, including forward contracts, option contracts, currency swaps and interest rate swaps, and derivatives which are embedded in other contracts.

Under the current literature and interpretations of the pronouncements, we have assessed our current derivatives position and have determined that adoption at January 1, 2001, would result in a gain of approximately $20 million in net income and a deferred gain of $1 million in other comprehensive income. However, there are additional interpretations currently under review by the Financial Accounting Standards Board which could change the accounting treatment and classification of the affected instruments resulting in only an immaterial gain reflected in net income.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was a negative $190 million for the year ended December 31, 2000, versus negative $28 million for the year ended December 31, 1999. The year-over-year decline in cash flow from operations is driven primarily by the decline in earnings in 2000 compared to 1999

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

and the increased cash used for accounts receivable. The increase in accounts receivable reflects the termination of a $125 million receivables securitization program in the U.S. and a $49 million reduction in the European receivables securitization program. Please see Note 11 to the Consolidated Financial Statements. Cash outflow for asbestos litigation claims in 2000 was $685 million ($521 million for claims payments and $164 million paid into escrow as restricted cash) and was partially offset by insurance proceeds of $380 million. This net amount of $305 million paid in 2000 compares favorably to the net amount of $680 million paid in 1999. Please see Notes 1 and 19 to the Consolidated Financial Statements.

Inventories at December 31, 2000, were $469 million, an increase of $3 million from the December 31, 1999 level. Receivables at December 31, 2000, were $488 million, a $130 million increase over the December 31, 1999 level, primarily due to the reduction of the receivables securitization programs, less the impact of the Building Materials Europe and Falcon Foam sales. The decrease in accounts payable and accrued liabilities from $839 million at December 31, 1999, to $491 million at December 31, 2000, is a result of the Filing, which caused payables of Debtors to be reclassified as subject to compromise. At December 31, 2000, our net working capital was $955 million and we had a current ratio of 2.57, compared to negative $828 million and .72, respectively, at December 31, 1999. The change in working capital and current ratio is the direct result of the Filing, which reclassified all liabilities of Debtors outstanding at the date of the Filing to subject to compromise. Please see Note 1 to the Consolidated Financial Statements. Cash and cash equivalents at December 31, 2000, reflect an increase of $480 million compared to December 31, 1999.

At December 31, 2000, we had $2.832 billion of borrowings subject to compromise and $75 million of other borrowings (of which $64 million were in default as a consequence of the Filing). (See Note 3). Borrowings outstanding at December 31, 1999, were $1.991 billion.

At December 31, 2000, the Company had $550 million of Cash and Cash Equivalents (of which approximately $46 million is subject to an administrative freeze pending the resolution of certain alleged set-off rights which, upon approval of the Bankruptcy Court, may be exercised by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"). At December 31, 2000, this facility had not been utilized except for approximately $15 million of standby letters of credit.

As a consequence of the Filing and the impact of certain provisions in the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations,

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

(iv) the ability of the Non-Debtor  Subsidiaries to obtain necessary  financing,
(v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company's ability to achieve profitability following such confirmation.

Capital spending for property, plant and equipment, excluding acquisitions, was $476 million in 2000. This includes approximately $126 million of capital expended as a result of our Chapter 11 filing to purchase some assets that had been previously leased. We anticipate that 2001 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $300 million, the majority of which is uncommitted. The Company expects that funding for these expenditures will be from the Company's operations and the credit availability from the DIP Financing.

Environmental Matters
---------------------

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. During 2000, the Company was designated as a PRP for three additional sites, while six cases were closed during this period. At December 31, 2000, a total of 43 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company has established a $27 million reserve for its Superfund (and similar state, local and private action) contingent liabilities. Based upon information presently available to the Company, and without regard to the application of insurance, the Company believes that, considered in the aggregate, the additional costs associated with such contingent liabilities, including any related litigation costs, will not have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. These regulations will define the monitoring and control technology requirements for new and existing facilities to which the specific standard applies. The Company has determined the following regulations will apply and may potentially impact its operations. In June 1999, the EPA issued regulations for wool fiberglass and mineral wool production with compliance dates in 2002. During the first quarter of 2000, EPA issued regulations for secondary aluminum smelting and amino/phenolic resin production with compliance dates in 2003. During 2000, EPA proposed regulations for metal coil coating and wet formed fiberglass mat production, anticipating final issue in 2001. The EPA's currently announced schedule is to propose regulations covering fiber-reinforced plastics production and asphalt roofing and processing in 2001 and issue final regulations in 2002 with implementation as to existing sources up to three years thereafter. Based on information now known to the Company, including the nature and limited number of regulated materials it emits, the Company does not expect the Act to have a materially adverse effect on the Company's results of operations, financial condition or long-term liquidity.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The amounts presented below represent the maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

                                                          December 31,                     December 31,
                    Risk Category                             2000                             1999
                    -------------                             ----                             ----
                                                                     (In millions of dollars)
                    Foreign currency                       $     1                          $      -
                    Interest rate                          $     8                          $      6


Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. The potential loss, identified above, includes interest or debt subject to compromise.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 42 through 109 hereof are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.

                                     - 28


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

INFORMATION CONCERNING DIRECTORS

At February 28, 2001, Owens Corning's Board of Directors was composed of ten directors, divided into three classes. Each class of directors serves for a term expiring at the third succeeding annual meeting of stockholders after the year of election of such class, and until their successors are elected and qualified. As of February 28, 2001, Owens Corning has not scheduled an annual meeting of stockholders for 2001 or any subsequent period.

Information concerning each director of Owens Corning as of February 28, 2001, is set forth below.

Class Expiring At First Succeeding Annual Meeting Of Stockholders

Gaston Caperton, 61. President and Chief Executive Officer of The College Board, not-for-profit educational association, New York, NY and Chairman of The Caperton Group, a business investment and development company, Shepherdstown, WV; former Governor of the State of West Virginia. Director since 1997. A graduate of the University of North Carolina, Mr. Caperton began his career in a small insurance agency, became its principal owner and chief operating officer, and led the firm to become the tenth largest privately-owned insurance brokerage firm in the U.S. He also has owned a bank and mortgage banking company. He was elected Governor of West Virginia in 1988 and 1992 and, under his leadership, the state significantly improved its education system, infrastructure and economy. In 1997, Mr. Caperton taught at Harvard University as a fellow at the John F. Kennedy Institute of Politics. Prior to beginning his current position in mid-1999, Mr. Caperton also taught at Columbia University, where he served as Director of the Institute on Education and Government at Teachers College.

Mr.  Caperton  is  a  director  of  United  Bankshares,   Inc.  and  Energy
Corporation  of  America.  He was the 1996  Chair of the  Democratic  Governors'
Association, and served on the National Governors' Association executive committee and as a member of the Intergovernmental Policy Advisory Committee on U.S. Trade. He also was Chairman of the Appalachian Regional Commission, Southern Regional Education Board, and the Southern Growth Policy Board.

William W. Colville, 66. Retired; former Senior Vice President, General Counsel and Secretary of Owens Corning. Director since 1995.

A graduate of Yale University and the Columbia University Law School, Mr. Colville began his career at Owens Corning in 1984 as Senior Vice President and General Counsel. Prior to joining Owens Corning, he was President of the Sohio Processed Minerals Group from 1982 to 1984, and General Counsel of Kennecott Corporation from 1980 to 1982.

Mr. Colville is a director of Nordson Corporation.

Landon Hilliard, 61. Partner, Brown Brothers Harriman & Co., private bankers, New York, NY. Director since 1989.

A graduate of the University of Virginia, Mr. Hilliard began his career at Morgan Guaranty Trust Company of New York. He joined Brown Brothers Harriman in 1974 and became a partner in 1979.

Mr. Hilliard is a director of Norfolk Southern Corporation and Western World Insurance Company. He is also Chairman of the Board of Trustees of the Provident Loan Society of New York and Secretary of The Economic Club of
New York.

Glen H. Hiner, 66. Chairman of the Board and Chief Executive Officer, Owens Corning. Director since 1992.

A graduate of West Virginia University, Mr. Hiner spent 35 years of his professional career at General Electric Company, eventually becoming Senior Vice President and head of GE Plastics. He was elected Chairman and Chief Executive Officer of Owens Corning in January 1992.

Mr. Hiner is a director of Dana Corporation, Kohler Co., and The Prudential Insurance Company of America.

Class Expiring At Second Succeeding Annual Meeting Of Stockholders

Ann Iverson, 57. President and Chief Executive Officer of International Link, an international consulting firm, Scottsdale, AZ. Director since 1996.

Ms. Iverson began her career in retailing and held various buying and executive positions at retail stores in the U.S. through 1989, including Dayton Hudson, US Shoe and Bloomingdales. She then joined British Home Stores as Director of Stores Planning, Design, Construction and Merchandising in 1990; Mothercare as Chief Executive Officer in 1992; Kay-Bee Toy Stores as President and Chief Executive Officer in 1994; and Laura Ashley Holdings plc. as Group Chief Executive in 1995. In 1998, she founded and became President and Chief Executive Officer of International Link. She also serves on the Boards of several privately-held companies.

W. Walker Lewis, 56. Chairman, Devon Value Advisers, financial consulting and investment banking firm, Greenwich, CT and New York, NY. Director since 1993.

Previously, Mr. Lewis served as Senior Advisor to SBC Warburg Dillon Read, Senior Advisor to Marakon Associates and Managing Director, Kidder, Peabody & Co., Inc. Prior to April 1994, he was President, Avon U.S. and Executive Vice President, Avon Products, Inc. Prior to March 1992, Mr. Lewis was Chairman of Mercer Management Consulting, Inc., a wholly-owned subsidiary of Marsh & McLennan, which is the successor to Strategic Planning Associates, a management consulting firm he founded in 1972. He is a graduate of Harvard College, where he was President and Publisher of the Harvard Lampoon.

Mr. Lewis is Chairman of London Fog Industries, Inc. and a director of American Management Systems, Inc. and Mrs. Fields' Original Cookies, Inc. He is also a member of the Council on Foreign Relations, the Washington Institute of Foreign Affairs, and The Harvard Committee on University Resources.

Furman C. Moseley, Jr., 66. Chairman of Sasquatch Books, Inc., publishing, Seattle, WA. Director since 1983.

Mr. Moseley joined Simpson Paper Company in 1960 and retired in June 1995 as Chairman of that company and President of Simpson Investment Company.

Mr. Moseley is a director of Eaton Corporation.

Class Expiring At Third Succeeding Annual Meeting Of Stockholders

Norman P. Blake, Jr., 59. Chairman, President and Chief Executive Officer of Comdisco, Inc., global technology services, Rosemont, IL. Director since 1992.

A graduate of Purdue University, Mr. Blake became Chairman, President and Chief Executive Officer of Comdisco, Inc. in February 2001. Previously, he served as Chief Executive Officer and Secretary General of the United States Olympic Committee beginning in 2000; Chief Executive Officer and President of Promus Hotel Corporation beginning in 1998; Chairman, Chief Executive Officer and President of USF&G Corporation beginning in 1990; and Chairman and Chief Executive Officer of Heller International Corporation of Chicago.

Mr. Blake is a director of Enron Corporation. He is also a member of the Purdue Research Foundation and Purdue University's President's Council and Dean's Advisory Council, Krannert Graduate School of Management. He is the recipient of the degree of Doctor of Economics honoris causa from Purdue University, granted jointly by the Krannert Graduate School of Management and School of Liberal Arts. He has also been awarded The Ellis Island Medal of Honor.

Leonard S. Coleman, Jr., 52. Senior Advisor to Major League Baseball, and former President of The National League of Professional Baseball Clubs, professional sports, New York, NY. Director since 1996.

A graduate of Princeton and Harvard Universities, Mr. Coleman became President of The National League of Professional Baseball Clubs in 1994 after serving as Executive Director, Market Development of Major League Baseball. He assumed his current position in 1999.

Mr. Coleman is a director of H. J. Heinz Company, the Omnicom Group, New Jersey Resources, Cendant Corporation, Radio Unica and several privately-held companies. He also serves as a director of The Metropolitan Opera, The Schumann Fund, The Jackie Robinson Foundation, The Children's Defense Fund, Seton Hall University, and The National Urban League.

W. Ann Reynolds, 63. President of The University of Alabama at Birmingham, Birmingham, AL. Director since 1993.

A graduate of Kansas State Teachers College and the University of Iowa, Dr. Reynolds assumed her current position in 1997. Previously, she was Chancellor of City University of New York for seven years and served eight years as Chancellor of the twenty-campus California State University system.

Dr. Reynolds is a director of Humana, Inc., Abbott Laboratories and Maytag Corporation. She is also a member of the American Association for the Advancement of Science, the American Association of Anatomists, the American Board of Medical Specialties, the Society for Gynecological Investigation, and the Perinatal Research Society.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Certain information concerning Owens Corning's executive officers is included on pages 12 through 13 hereof.

As indicated in Item 1 above, Owens Corning and 17 of its domestic subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2000. In addition to serving as executive officers of Owens Corning, Mr. Hiner, Mr. Brown, Ms. Smith and Mr. Thaman also served as executive officers of one or more of such domestic subsidiaries at or within two years before the time of such filing.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require Owens Corning's directors, and certain officers and greater than ten percent stockholders, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. Owens Corning undertakes to file such forms on behalf of the reporting directors and officers pursuant to a power of attorney given to certain attorneys-in-fact. Such reporting officers, directors and ten percent stockholders are also required by Securities and Exchange Commission rules to furnish Owens Corning with copies of all Section 16(a) reports they file.

Based  solely  on its  review  of copies of such  reports  received  or  written representations from such executive officers, directors and ten percent stockholders, Owens Corning believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during fiscal year 2000.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables provide information on compensation and stock-based awards received by Owens Corning's Chief Executive Officer and the four other highest paid individuals who were serving as executive officers of Owens Corning at the end of 2000 (these five individuals collectively are referred to as the "Named Executive Officers").

ITEM 11.   EXECUTIVE COMPENSATION

                           Summary Compensation Table

The following table contains information about compensation paid, and certain awards made, by Owens Corning to the Named Executive Officers for the three-year period ended December 31, 2000.

                                                                                 Long Term Compensation
                                                                               -------------------------

                      Annual Compensation                               Awards            Payouts
  ------------------------------------------------------------------    ------            -------
                                                                      Restricted   Securities
                                                        Other Annual    Stock      Underlying      LTIP       All Other
         Name and                 Salary     Bonus      Compensation   Award(s)     Options/     Payouts    Compensation
   Principal Position       Year    ($)       ($)         ($)(1)        ($)(2)      SARs(#)(3)     ($)           ($)
-----------------------     ----  ------     -----      ------------   ---------   -----------   -------     -----------

Glen H. Hiner.............  2000 1,000,000   2,035,600      207,341(6)         0          0                   637,451(8)
   Chairman and Chief       1999   970,833   3,029,000      224,907(6) 2,280,219    243,000                    35,688(8)
   Executive Officer        1998   950,000   1,900,000      138,360(6)   241,719     90,000      337,695       37,898(8)

David T. Brown(4).........  2000   343,750     425,000                         0          0                   245,275(8)
   Executive Vice President 1999   300,000     771,900                   348,125     36,000                    11,913(8)
   and Chief Operating      1998   271,500     595,400                    51,188     28,000       72,942        5,095(8)
   Officer

Maura Abeln Smith(4)(5)...  2000   497,917     705,000                         0          0                   345,090(8)
   Senior Vice President,   1999   450,000     950,000                   452,562     50,000                    15,896(8)
   General Counsel and      1998   356,250   1,250,000      149,771(7)   133,656     52,000                     5,333(8)
   Secretary and Chief
   Restructuring Officer

Michael H. Thaman(4)......  2000   362,500     404,500                         0          0                   261,900(8)
   Senior Vice President    1999   275,000     497,500                   348,125     36,000                    12,000(8)
   and Chief Financial
   Officer                  1998   216,875     398,000                    42,656     24,000                     5,600(8)

Domenico Cecere(4)........  2000   497,917     715,000                         0          0                   344,400(8)
   Executive Vice President 1999   450,000     995,000                   452,562     50,000                    12,000(8)
   (through January 2001)   1998   332,917   1,020,000                    56,875     34,000       54,031        4,885(8)

(1) "Other Annual Compensation" includes perquisites and personal benefits, where such perquisites and personal benefits exceed the lesser of $50,000 or 10% of the Named Executive Officer's annual salary and bonus for the year, as well as certain other items of compensation. For 2000, none of the Named Executive Officers received perquisites and/or personal benefits in excess of the applicable threshold.

(2) Reflects awards of restricted stock under the stockholder-approved Owens Corning Stock Performance Incentive Plan. The values of the restricted stock awards shown in the table were calculated by multiplying the number of shares awarded by the closing price of Owens Corning common stock on the date of award (as reported in the New York Stock Exchange Composite
     Transactions). There were no restricted stock awards to any of the Named Executive Officers in 2000. The 1998 award to Ms. Smith consisted of 4,700 shares, of which 1,500 vested on each of December 31, 1998, and 1999, and the remainder vest in 3 equal annual installments beginning February 13, 2001.

     At the end of 2000, Mr. Hiner held a total of 90,499 shares of restricted stock valued at $73,530; Mr. Brown held a total of 14,249 shares of restricted stock valued at $11,577; Ms. Smith held a total of 14,700 shares of restricted stock valued at $11,944; Mr. Thaman held a total of 12,833 shares of restricted stock valued at $10,427; and Mr. Cecere held a total of 16,700 shares of restricted stock valued at $13,569. The value of these aggregate restricted stock holdings was calculated by multiplying the number of shares held by the closing price of Owens Corning common stock on December 31, 2000 (as reported in the New York Stock Exchange Composite Transactions). Dividends are paid by Owens Corning on restricted stock held by the Named Executive Officers if paid on stock generally.

(3) Represents shares of Owens Corning common stock underlying options granted under the Stock Performance Incentive Plan in 1998 through 2000. For 1998 grants, one-third of each stock option award becomes exercisable in each of the first through the third years following the grant. The 1999 awards become exercisable three years after date of grant if Owens Corning common stock achieves a ten-consecutive-day-average-closing-price of $55 or more on or before February 4, 2002, or, if such average-closing-price is not achieved by such date, become exercisable five years after date of grant. Vesting may accelerate in the event of death, disability, retirement, involuntary termination due to job elimination, Change of Control (as defined in the Stock Performance Incentive Plan), and in certain other events at the discretion of the Compensation Committee. No stock options were awarded to any of the Named Executive Officers in 2000 and no stock appreciation rights (SARs) were granted in 1998 through 2000.

(4) Prior to February 2001, Mr. Brown served as Vice President and President, Insulating Systems Business. Ms. Smith assumed the additional duties of Chief Restructuring Officer in November 2000. Prior to April 2000,
     Mr. Thaman served as Vice President and President, Exterior Systems Business; prior to January 1999, he served as Vice President and President, Engineered Pipe Systems. Prior to April 2000, Mr. Cecere served as Senior Vice President and President, Building Materials Systems Business; prior to January 1999, he served as Senior Vice President and Chief Financial Officer.

(5)  Ms. Smith joined Owens Corning in February 1998.

(6) Mr. Hiner's numbers reflect contractually required tax payments on income from his Pension Preservation Trust account. The Pension Preservation Trust is described on page 35.

(7) Number reflects $112,213 as reimbursement of certain taxes on sign-on bonus and $37,558 as supplemental reimbursement of relocation expenses.

(8) Of Mr. Hiner's numbers, $23,468, $23,965 and $32,714 were the present values (based upon the Applicable Federal Rate from date of payment to earliest date of repayment to Owens Corning) of split-dollar life insurance premiums paid by Owens Corning which were invested on his behalf in 2000, 1999 and 1998, respectively. Upon termination of employment, Mr. Hiner is obligated to reimburse Owens Corning for all premiums invested on his behalf. Of Ms. Smith's numbers, $8,690, $9,496 and $5,333 were the present values of split-dollar life insurance premiums paid by Owens Corning during 2000, 1999 and 1998, respectively. Ms. Smith also is obligated to reimburse Owens Corning for premium payments made on her behalf.

     The numbers shown for 2000 include amounts payable for 2000 under the Owens Corning Key Employee Retention Incentive Plan, as follows: Mr. Hiner, $600,000; Mr. Brown, $231,000; Ms. Smith, $330,000; Mr.
     Thaman, $247,500; and Mr. Cecere, $330,000.

     Except as indicated in the preceding paragraphs, the amounts shown for each of the Named Executive Officers represent contributions made by Owens Corning to such officer's account in the Owens Corning Savings and Profit Sharing Plan during the year indicated.

                               Option Grant Table
                               ------------------

No stock options or stock appreciation rights (SARs) were granted to any of the Named Executive Officers during 2000.

                  Option/SAR Exercises and Year-End Value Table
                  ---------------------------------------------

The following table contains information about the options for Owens Corning common stock that were exercised in 2000 by the Named Executive Officers, and the aggregate values of these officers' unexercised options at the end of 2000. None of the Named Executive Officers held stock appreciation rights (SARs) at December 31, 2000.

     Aggregated Option/SAR Exercises in 2000, and 12/31/00 Option/SAR Values

                                                                                Number of
                                                                                Securities         Value of
                                                                                Underlying        Unexercised
                                                                               Unexercised       In-the-Money
                                          Shares Acquired       Value        Options/SARs at    Options/SARs at
Name                                      on Exercise (#)    Realized ($)     12/31/00 (#)      12/31/00 ($)(1)
----                                      ---------------    ------------     Exercisable/        Exercisable/
                                                                              Unexercisable       Unexercisable
                                                                             ----------------   ----------------

Glen H. Hiner                                  --0--            --0--         391,666/273,000           0/0
David T. Brown                                 --0--            --0--           78,167/45,333           0/0
Maura Abeln Smith                              --0--            --0--           34,667/67,333           0/0
Michael H. Thaman                              --0--            --0--           38,657/44,000           0/0
Domenico Cecere                                --0--            --0--           62,167/61,333           0/0

(1)  No options were in-the-money at December 31, 2000.

                               Retirement Benefits
                               -------------------

Owens Corning maintains a tax-qualified Cash Balance Plan covering certain of its salaried and hourly employees in the United States, including each of the Named Executive Officers, in lieu of the qualified Salaried Employees'
Retirement  Plan  maintained  prior  to  1996  ("Prior  Plan"),  which  provided retirement  benefits  primarily  on the  basis  of age at  retirement,  years of service and average earnings from the highest three consecutive years of service. In addition, Owens Corning has a non-qualified Executive Supplemental Benefit Plan ("ESBP") to pay eligible employees leaving the Company the difference between the maximum benefits payable under Owens Corning's tax-qualified retirement plan and those benefits which would have been payable except for limitations imposed by the Internal Revenue Code. Named Executive Officers are eligible to participate in both the Cash Balance Plan and the ESBP.

Cash Balance Plan - Under the Cash Balance Plan, each covered employee's earned retirement benefit under the Prior Plan (including the ESBP) was converted to an opening cash balance. Each year, Owens Corning credits to each covered employee's account 2% of such employee's covered pay up to 50% of the Social Security Taxable Wage Base and 4% of covered pay in excess of such wage base. For this purpose, covered pay includes base pay, overtime pay, other wage premium pay and annual incentive bonuses payable during the year. Cash Balance Plan accounts earn monthly interest based on the average interest rate for five-year U.S. treasury securities. Employees may receive their account balance as a lump sum or as a monthly payment when they leave Owens Corning.

For employees who were at least age 40 with 10 years of service as of December 31, 1995 ("Grandfathered Employees"), including Mr. Brown, the credit percentages applied to covered pay are increased pursuant to a formula based on age and years of service on such date. In addition, Grandfathered Employees are guaranteed that, through the year 2000, they will earn at least as much under the Cash Balance Plan as they would have earned under the Prior Plan (in each case including the ESBP).

The estimated annual annuity amounts payable under the Cash Balance Plan (including the ESBP) to the Named Executive Officers at age 65 are: Mr. Hiner, $134,324; Mr. Brown, $202,490; Ms. Smith, $153,291; Mr. Thaman, $215,335; and
Mr. Cecere, $101,196. Except for Mr. Cecere, these estimated amounts assume continued employment and current levels of covered pay through age 65, and are based on estimated interest rates.

Supplemental Executive Retirement Plan - Owens Corning maintains a Supplemental Executive Retirement Plan ("SERP") covering certain executive officers, including Ms. Smith, who join Owens Corning in mid-career. The SERP provides for a lump sum payment following termination of employment equal to a multiple of the covered employee's Cash Balance Plan balance minus an offset equal to the present value of retirement benefits attributable to prior employment. The applicable multiplier for each covered employee ranges from 0 to 4 (determined by the covered employee's age when first employed by Owens Corning) and is 1.7 in the case of Ms. Smith. The estimated annual annuity amount payable to Ms. Smith to satisfy the lump sum obligation under this plan at age 65, under the assumptions described in the preceding paragraph, is $260,595, less the annualized offset due to her prior employment.

Other Arrangements - Mr. Hiner's Employment Agreement calls for him to receive a pension which will, together with amounts payable under his prior employer's pension plan, any qualified defined benefit plan maintained by Owens Corning, and Social Security, total 60% of his "average annual compensation" (the pension he would have obtained had he remained with his prior employer until retirement). His "average annual compensation" is one third of his highest 36 months of compensation from Owens Corning or his prior employer.

At the time of his employment, Owens Corning agreed to provide Mr. Cecere a supplemental pension benefit. At December 31, 2000, the estimated annual annuity amount payable to Mr. Cecere beginning at age 65 to satisfy the obligations under this benefit is $207,462, less an offset due to his prior employment.

In 1992, Owens Corning established a Pension Preservation Trust for amounts payable under the ESBP as well as under the individual pension arrangements described above. Each year, the Compensation Committee determines (except with respect to Mr. Hiner, where payments are contractually determined) the participants  in and  any  amounts  to be  paid  with  respect  to  the  Pension
Preservation Trust, which may include a portion of benefits earned under the ESBP and the pension agreements described above. During 2000, pretax payments of $61,190, $93,000, $7,357 and $209,510 were made to the Trust for the accounts of Mr. Brown, Ms. Smith, Mr. Thaman and Mr. Cecere, respectively. Amounts paid into the Trust and income from the Trust reduce the pension otherwise payable at retirement.

                       Employment and Severance Agreements
                       -----------------------------------

Mr. Hiner is employed under an amended agreement that continues through April 16, 2002. Under this agreement, Mr. Hiner would receive a lump sum termination payment equal to 330% of his base salary if he were to be terminated by Owens Corning without "cause," or if he should

                                     - 36

terminate his employment for "good reason," as defined by the terms of the agreement. Mr. Hiner is entitled to an annual salary review, and any salary approved may not be decreased in a later year. Mr. Hiner is also to receive a contractual bonus calculated as a percentage of base pay based upon mutually agreed entry, target and maximum company performance objectives. For 2000, these performance objectives were the same as those applicable to the other participants in Owens Corning's Corporate Incentive Plan.

Owens Corning also has entered into severance arrangements with each of the other Named Executive Officers. These agreements provide for the payment of an amount equal to two times base salary plus annual incentive bonuses (based on an average of the three previous years' annual incentive payments or the average of the three previous years' annual incentive targets, whichever is greater) plus continuation of insurance benefits for a period of up to two years and, in the case of Messrs. Brown, Thaman and Cecere, a payment equal to the additional lump sum pension benefit that would have accrued had such individuals been three years older, with three additional years of service, at the time of employment termination. The base salaries as of December 31, 2000, of these Named Executive Officers are: Mr. Brown, $350,000; Ms. Smith, $500,000; Mr. Thaman, $425,000;
and Mr. Cecere, $500,000.

Directors' Compensation

Retainer and Meeting Fees - In 2000, Owens Corning paid each director who was not an Owens Corning employee an annual retainer of $25,000. Non-employee Committee Chairmen receive an additional retainer of $4,000 each year. In addition, Owens Corning paid non-employee directors a fee of $1,000 for (a) attendance at one or more meetings of the Board of Directors on the same day,
(b) attendance at one or more meetings of each Committee of the Board of Directors on the same day, and (c) for each day's attendance at other functions in which directors were requested to participate.

During 2000, a director could elect to defer all or a portion of his or her annual retainer and meeting fees under the Directors' Deferred Compensation Plan, in which case his or her account was credited with the number of shares of common stock that such compensation could have purchased on the date of payment. The account was also credited with the number of shares which dividends on the credited shares could have purchased on dividend payment dates. Payments are made in cash based on the value of the account, which is determined by the then fair market value of Owens Corning common stock, at the time the individual ceases to be a director.

Stock Plan for Directors - Owens Corning maintains a stockholder approved Stock Plan for Directors, applicable to each director who is not an Owens Corning employee. The plan provides for two types of grants to each eligible director:
(1) a one-time non-recurring grant of options to each new outside director to acquire 10,000 shares of common stock at a per share exercise price of 100 percent of the value of a share of common stock on the date of grant, and (2) an annual grant of 500 shares of common stock on the fourth Friday in April.

Initial option grants become exercisable in equal installments over five years from date of grant, subject to acceleration in certain events, and generally expire ten years from date of grant. No grant may be made under the plan after August 20, 2007, and a director may not receive an annual grant of common stock in the same calendar year he or she receives an initial option grant. A director entitled to receive an annual grant may elect to defer receipt of the common stock until he or she leaves the Board of Directors.

In 2000, Messrs. Blake, Caperton, Coleman, Colville, Hilliard, Lewis, and Moseley, Ms. Iverson and Dr. Reynolds each received (or deferred) an annual 500 share grant valued at $9,125 on the date of grant (based on the closing price of Owens Corning common stock as reported in the New York Stock Exchange Composite Transactions).

Indemnity Agreements - Owens Corning has entered into an indemnity agreement with each member of the Board of Directors which provides that, if the director becomes involved in a claim (as defined in the agreement) by reason of an indemnifiable event (as defined in the agreement), Owens Corning will indemnify the director to the fullest extent authorized by Owens Corning's by-laws, notwithstanding any subsequent amendment, repeal or modification of the by-laws, against any and all expenses, judgments, fines, penalties and amounts paid in settlement of the claim.

The indemnity agreement also provides that, in the event of a potential change of control (as defined in the agreement), the director is entitled to require the creation of a trust for his or her benefit, the assets of which would be subject to the claims of Owens Corning's general creditors, and the funding of such trust from time to time in amounts sufficient to satisfy Owens Corning's indemnification obligations reasonably anticipated at the time of the funding request.

Charitable Award Program - To recognize the interest of Owens Corning and its directors in supporting worthy educational institutions and other charitable organizations, Owens Corning permits each director (subject to certain vesting requirements) to nominate up to two organizations to share a contribution of $1 million to be made in ten annual installments after the death of the director. Owens Corning expects to fully fund its contributions (as well as insurance premiums) from the proceeds of life insurance policies which it maintains on directors. Directors will receive no financial benefit from this program, since the charitable deduction and insurance proceeds accrue solely to Owens Corning.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee presently consists of Landon Hilliard (Chairman), Norman P. Blake, Jr., Gaston Caperton, Furman C. Moseley, Jr. and W. Ann Reynolds. Curtis H. Barnette served on the Committee until September 2000. No other persons have served on the Compensation Committee since the beginning of 2000.

Mr. Hilliard is a partner of Brown Brothers Harriman & Co. ("BBH"), a private banking firm. BBH acts as one of the investment managers for the Fibreboard Settlement Trust, which holds certain assets that are available to fund asbestos-related liabilities of Fibreboard Corporation, a subsidiary of Owens Corning. During 2000, BBH was paid fees of approximately $510,000 from the Trust for these services.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Major Stockholders

Based on Schedule 13G filings, stockholders holding 5% or more of Owens Corning common stock as of December 31, 2000 were:

                                     - 38 -


               NAME                                        ADDRESS                        SHARES            %
----------------------------------------        ---------------------------            ------------       ----

AXA Financial, Inc. and related entities        1290 Avenue of the Americas            5,330,217(1)        9.6
                                                New York, NY 10104


(1) Sole dispositive power; sole voting power over 3,223,735 shares (5.8%) and shared voting power over 235,743 shares (less than 1%).

In addition, as of February 28, 2001, Owens Corning employees, including officers, beneficially owned 3,264,672 shares (5.9%) of Owens Corning common stock under Owens Corning sponsored savings plans in the United States and Canada.

Stock Ownership of Management

The following table shows information concerning beneficial ownership of Owens Corning common stock on February 28, 2001, by each of the directors, by each of the Named Executive Officers, and by all directors and executive officers as a group. With the exception of the ownership of Mr. Hiner (1.1%) and all directors and executive officers as a group (2.4%), each ownership shown represents less than 1% of the shares of common stock outstanding.

                                                                                Amount And Nature
                                        Name                                Of Beneficial Ownership
            ----------------------------------------------------------      -----------------------

            Norman P. Blake, Jr.......................................            14,120(1)(3)
            David T. Brown............................................           108,132(1)(2)
            Gaston Caperton...........................................             9,532(1)(3)
            Domenico Cecere...........................................            95,837(1)(2)(4)
            Leonard S. Coleman, Jr....................................            10,052(1)(3)
            William W. Colville.......................................            15,611(1)
            Landon Hilliard...........................................             6,575(3)
            Glen H. Hiner.............................................           603,262(1)(2)
            Ann Iverson...............................................            12,032(1)(3)
            W. Walker Lewis...........................................            13,620(1)(3)
            Furman C. Moseley, Jr.....................................            45,582(3)
            W. Ann Reynolds...........................................            15,827(1)(3)(4)
            Maura Abeln Smith.........................................            68,369(1)(2)
            Michael H. Thaman.........................................            61,646(1)(2)
            All Directors and Executive Officers (including Named
               Executive Officers) (21 persons).......................         1,375,269(1)(2)(3)(4)


(1) Includes shares which are not owned but are unissued shares subject to exercise of options, or which will be subject to exercise of options under Owens Corning benefit plans within 60 days after February 28, 2001, as follows: Mr. Blake, 10,000; Mr. Brown, 87,500; Mr. Caperton, 8,000; Mr. Cecere, 73,500; Mr.
Coleman, 8,000; Mr. Colville,  10,000; Mr. Hiner, 421,666; Ms. Iverson,  10,000;
Mr. Lewis, 10,000; Dr. Reynolds,  10,000; Ms. Smith, 52,000; Mr. Thaman, 46,657;
All Directors and Executive Officers (21 persons), 963,651.

(2) Includes shares over which there is sole voting power, but no investment power, as follows: Mr. Brown, 12,516; Mr. Cecere, 15,133; Mr. Hiner, 81,999; Ms. Smith, 14,133; Mr. Thaman, 11,933; All Directors and Executive Officers (21 persons), 188,552.

(3) Includes deferred shares over which there is currently no voting or investment power, as follows: Mr. Blake, 3,620; Mr. Caperton, 1,532; Mr. Coleman, 2,052; Mr. Hilliard, 2,575; Ms. Iverson, 1,532; Mr. Lewis, 3,620; Mr.
Moseley, 6,232; Dr. Reynolds, 3,097; All Directors and Executive Officers (21 persons), 24,260.

(4) Does not include shares of common stock held by family members as to which beneficial interest is disclaimed, as follows: Mr. Cecere, 1,800; Dr. Reynolds, 700; All Directors and Executive Officers (21 persons), 9,560.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Owens Corning

Upon his retirement as an executive officer on December 31, 1994, Owens Corning entered into an agreement with William W. Colville, who subsequently became a director of Owens Corning. Such agreement was amended in September 1997 in connection with Mr. Colville's agreement to serve in an interim officer capacity for Owens Corning. The amended agreement provided for Mr. Colville's retention as a consultant for annually renewable terms through 2000. Under this agreement, Mr. Colville received a monthly consulting fee of $14,583, and was also eligible for office space and related services plus reimbursement of expenses incurred in the performance of services for Owens Corning. Under this agreement, Mr. Colville was entitled to have his retirement benefit recomputed to include five years of service under the agreement as if it were employment by Owens Corning. Upon expiration of the agreement in 2000, Mr. Colville received a lump sum payment of $164,327 in satisfaction of this obligation.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(a)    DOCUMENTS FILED AS PART OF THIS REPORT

 1.    See Financial Statements on page 41 hereof

 2.    See Index to Financial Statement Schedules on page 110 hereof

 3.    See Exhibit Index beginning on page 112 hereof

 Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K are denoted in the
 Exhibit Index by an asterisk ("*").

(b)    REPORTS ON FORM 8-K

       During the fourth quarter of 2000, Owens Corning filed the following current report on Form 8-K:

          -  Dated October 5, 2000, under Item 3,   "Bankruptcy or Receivership"

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By        /s/  Glen H. Hiner                                       Date   March 30, 2001
          ------------------------------------------                   -----------------
          Glen H. Hiner, Chairman of the Board
          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/  Glen H. Hiner                                       Date    March 30, 2001
          ------------------------------------------                   ------------------
          Glen H. Hiner, Chairman of the Board,
          Chief Executive Officer and Director

          /s/  Michael H. Thaman                                   Date    March 28, 2001
          ------------------------------------------                   ------------------
          Michael H. Thaman, Senior Vice
          President and Chief Financial Officer

          /s/  Deyonne F. Epperson                                 Date    March 30, 2001
          ------------------------------------------                   ------------------
          Deyonne F. Epperson, Vice President
          and Controller

          /s/  Norman P. Blake, Jr.                                Date    March 27, 2001
          ------------------------------------------                   ------------------
          Norman P. Blake, Jr., Director

          /s/  Gaston Caperton                                     Date    March 27, 2001
          ------------------------------------------                   ------------------
          Gaston Caperton, Director

          /s/  Leonard S. Coleman, Jr.                             Date    March 28, 2001
          ------------------------------------------                   ------------------
          Leonard S. Coleman, Jr., Director

          /s/  William W. Colville                                 Date    March 28, 2001
          ------------------------------------------                   ------------------
          William W. Colville, Director

          /s/  Landon Hilliard                                     Date    March 28, 2001
          ------------------------------------------                   ------------------
          Landon Hilliard, Director

          /s/  Ann Iverson                                         Date    March 27, 2001
          ------------------------------------------                   ------------------
          Ann Iverson, Director

          /s/  W. Walker Lewis                                     Date    March 29, 2001
          ------------------------------------------                   ------------------
          W. Walker Lewis, Director

          /s/  Furman C. Moseley, Jr.                              Date    March 29, 2001
          ------------------------------------------                   ------------------
          Furman C. Moseley, Jr., Director

          /s/  W. Ann Reynolds                                     Date    March 27, 2001
          ------------------------------------------                   ------------------
          W. Ann Reynolds, Director


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

Item                                                                                                  Page
----                                                                                                  ----

Report of Independent Public Accountants................................................................42

Summary of Significant Accounting Policies.........................................................43 - 44

Consolidated Statement of Income (Loss) - for the
   years ended December 31, 2000, 1999 and 1998....................................................45 - 46

Consolidated Statement of Comprehensive Income (Loss) -
   for the years ended December 31, 2000, 1999 and 1998.................................................47

Consolidated Balance Sheet -  December 31, 2000 and 1999...........................................48 - 49

Consolidated Statement of Stockholders' Equity -
   for the years ended December 31, 2000, 1999 and 1998.................................................50

Consolidated Statement of Cash Flows - for the years
   ended December 31, 2000, 1999 and 1998..........................................................51 - 52

Notes to Consolidated Financial Statements
   Notes 1 through 21.............................................................................53 - 109


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders of Owens Corning:

We have audited the accompanying consolidated balance sheet of OWENS CORNING (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000, and 1999, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Corning and subsidiaries as of December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on October 5, 2000. This action, which was taken primarily as a result of asbestos litigation as discussed in Note 19 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

February 20, 2001
Toledo, Ohio

                         OWENS CORNING AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Owens Corning and subsidiaries' (the "Company") consolidated financial statements generally include the accounts of majority owned subsidiaries, unless ownership is considered temporary. Intercompany accounts and transactions are eliminated.

Revenue Recognition

The Company recognizes revenue when goods are shipped and title passes to the customer. Provisions for discounts and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded.

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

Inventory Valuation

Inventories are stated at cost, which is less than market value, and include material, labor and manufacturing overhead. The majority of the U.S. inventories are valued using the last-in, first-out (LIFO) method and the balance of inventories are generally valued using the first-in, first-out (FIFO) method.

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

Reorganization Items and Other Expenses

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the Consolidated Statement of Income (Loss).

Foreign Currency Translation

The functional currency of the Company's subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end rate of exchange and their statements of income (loss) and statements of cash flows are converted on an ongoing basis at the rate of exchange when transactions occur. The resulting translation adjustment is included in the Consolidated Statement of Stockholders' Equity "Accumulated other comprehensive loss." Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statement of Income (Loss) as incurred.

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

Reclassifications

Certain reclassifications have been made to 1999 and 1998 to conform with the classifications used in 2000.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                             2000             1999             1998
                                                                             ----             ----             ----
                                                                           (In millions of dollars, except share data)

NET SALES                                                               $      4,940     $      5,048     $       5,009
COST OF SALES                                                                  4,014            3,815             3,933
                                                                        ------------     ------------     -------------

    Gross margin                                                                 926            1,233             1,076
                                                                        ------------     ------------     -------------

OPERATING EXPENSES
  Marketing and administrative expenses                                          542              599               596
  Science and technology expenses                                                 52               61                59
  Provision for asbestos litigation claims (Note 19)                             790                -             1,415
  Restructure costs (Note 5)                                                      32                -               117
  Chapter 11 related reorganization items (Note 1)                                24                -                 -
  Other                                                                          117               (5)               72
                                                                        ------------     -------------    -------------

     Total operating expenses                                                  1,557              655             2,259
                                                                        ------------     ------------     -------------

Gain on sale of assets (Note 6)                                                    -                -               359

INCOME (LOSS) FROM OPERATIONS                                                   (631)             578              (824)

OTHER
  Cost of borrowed funds (Notes 1, 3, 4 and 18)                                  155              152               140
  Other (Notes 18 and  20)                                                         5                -                 -
                                                                        ------------     ------------     -------------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR
  INCOME TAXES                                                                  (791)             426              (964)

Provision (credit) for income taxes (Note 10)                                   (312)             149              (306)
                                                                        -------------    ------------     --------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
  EQUITY IN NET INCOME (LOSS) OF AFFILIATES                                     (479)             277              (658)

Minority interest (Note 7)                                                        (2)              (6)              (16)

Equity in net income (loss) of affiliates (Note 13)                                3               (1)                8
                                                                        ------------     -------------    -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                         (478)             270              (666)

Extraordinary loss (Note 3)                                                        -                -               (39)
                                                                        ------------     ------------     --------------

NET INCOME (LOSS)                                                       $        (478)   $        270     $        (705)
                                                                        ==============   ============     ==============


 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)

                                                                             2000             1999             1998
                                                                             ----             ----             ----
                                                                           (In millions of dollars, except share data)
NET INCOME (LOSS) PER COMMON SHARE (Note 17)

Basic:
    Income (loss) before extraordinary item                             $         (8.71)  $         4.98   $     (12.44)
    Extraordinary loss (Note 3)                                                       -                -           (.72)
                                                                        ----------------  --------------   ------------
    Net income (loss) per share                                         $          (8.71) $         4.98   $     (13.16)
                                                                        ================  ==============   ============

Diluted:
    Income (loss) before extraordinary item                             $          (8.71) $         4.67   $     (12.44)
    Extraordinary loss (Note 3)                                                        -               -           (.72)
                                                                        ----------------  --------------   ------------
    Net income (loss) per share                                         $          (8.71) $         4.67   $     (13.16)
                                                                        ================  ==============   ============

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

Basic                                                                          54.8             54.1            53.6

Diluted                                                                        54.8             59.5            53.6





 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                             2000             1999             1998
                                                                             ----             ----             ----
                                                                                    (In millions of dollars)

Net Income (Loss)                                                       $     (478)      $      270       $     (705)

Other comprehensive income (loss), net of tax:
    Currency translation adjustment                                            (41)             (21)               6(a)
    Minimum pension liability adjustment (net of taxes
      of $2 million in 2000 and $1 million in 1999 and 1998)                    (3)               2                1
    Deferred gains (losses) on hedges                                           (2)               5               (4)
                                                                        -----------      ----------       ----------

Other comprehensive income (loss)                                              (46)             (14)               3
                                                                        -----------      ----------       ----------

Comprehensive income (loss)                                             $     (524)      $      256       $     (702)
                                                                        ===========      ==========       ==========


(a) Includes certain reclassifications to net income due to the sale or disposition of certain businesses, the impact of which was not material to other comprehensive income.



 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2000 AND 1999

                                                                                    2000                1999
                                                                                    ----                ----
ASSETS                                                                              (In millions of dollars)
------

CURRENT
Cash and cash equivalents (Note 1)                                           $        550         $        70
Restricted cash and securities - Fibreboard - current portion
  (Notes 19 and 20)                                                                    -                  900
Receivables, less allowances of $29 million in 2000 and
   $26 million in 1999 (Note 11)                                                     488                  358
Inventories (Note 12)                                                                469                  466
Insurance for asbestos litigation claims - current portion
  (Note 19)                                                                            -                   25
Deferred income taxes (Note 10)                                                        6                  185
Income tax receivable (Note 10)                                                       31                   61
Other current assets                                                                  20                   23
                                                                             -----------          -----------

  Total current                                                                    1,564                2,088
                                                                             -----------          -----------

OTHER
Insurance for asbestos litigation claims (Note 19)                                    59                  205
Restricted cash - asbestos related (Note 19)                                         164                    -
Restricted cash and securities - Fibreboard (Notes 19 and 20)                      1,274                  938
Deferred income taxes (Note 10)                                                    1,075                  547
Goodwill, less accumulated amortization of $113 million
  in 2000 and $97 million in 1999 (Notes 5 and 6)                                    636                  743
Investments in affiliates (Notes 5 and 13)                                            62                   65
Other noncurrent assets (Note 9)                                                     257                  208
                                                                             -----------          -----------

  Total other                                                                      3,527                2,706
                                                                             -----------          -----------

PLANT AND EQUIPMENT, at cost
Land                                                                                  60                   70
Buildings and leasehold improvements                                                 663                  725
Machinery and equipment                                                            2,717                2,639
Construction in progress                                                             327                  258
                                                                             -----------          -----------
                                                                                   3,767                3,692
Less:  Accumulated depreciation                                                   (1,946)              (1,992)
                                                                             ------------         ------------

  Net plant and equipment                                                          1,821                1,700
                                                                             -----------          -----------

TOTAL ASSETS                                                                 $     6,912          $     6,494
                                                                             ===========          ===========



 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2000 AND 1999 (continued)

                                                                                   2000             1999
                                                                                   ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                             (In millions of dollars)
------------------------------------

CURRENT
Accounts payable and accrued liabilities (Note 14)                            $        491     $       839
Reserve for asbestos litigation claims - current portion (Note 19)                      -              950
Asbestos related liabilities - Fibreboard - current portion
   (Note 20)                                                                            -              900
Short-term debt (Note 4)                                                               50               68
Long-term debt - current portion (Note 3)                                              68              159
                                                                              -----------      -----------

   Total current                                                                      609            2,916
                                                                              -----------      -----------

LONG-TERM DEBT (Note 3)                                                                 7            1,764
                                                                              -----------      -----------

OTHER
Reserve for asbestos litigation claims (Note 19)                                        -              820
Asbestos related liabilities - Fibreboard (Note 20)                                     -              938
Other employee benefits liability (Note 8)                                            322              318
Pension plan liability (Note 9)                                                        75               42
Other                                                                                 124              339
                                                                              -----------      -----------

  Total other                                                                         521            2,457
                                                                              -----------      -----------

LIABILITIES SUBJECT TO COMPROMISE (Notes 1 and 7)                                   6,935                -
                                                                              -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 16,
  18 and 19)

COMPANY-OBLIGATED SECURITIES OF ENTITIES
  HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO
  COMPROMISE (Note 7)                                                                 200              194
                                                                              -----------      -----------

MINORITY INTEREST                                                                      39               44
                                                                              -----------      -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 8 million shares,
  none outstanding                                                                      -                -
Common stock, par value $.10 per share; authorized 100
  million shares; issued 2000 - 55.4 million and 1999 - 54.8
  million shares (Notes 6 and 17)                                                     699              695
Deficit                                                                            (1,996)          (1,510)
Accumulated other comprehensive loss                                                  (97)             (51)
Other (Note 17)                                                                        (5)             (15)
                                                                              ------------     ------------

    Total stockholders' equity                                                     (1,399)            (881)
                                                                              ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     6,912      $     6,494
                                                                              ===========      ===========

 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                           2000             1999              1998
                                                                           ----             ----              ----
COMMON STOCK                                                         (In millions of dollars)

Balance beginning of year                                            $      695        $      679      $         657
Issuance of stock for:
  Awards under stock compensation plans (Note 17)                             4                16                 22
                                                                     ----------        ----------      -------------

Balance end of year                                                         699               695                679
                                                                     ----------        ----------      -------------

DEFICIT

Balance beginning of year                                                (1,510)           (1,762)            (1,041)
Net income (loss)                                                          (478)              270               (705)
Cash dividends declared                                                      (8)              (18)               (16)
                                                                     -----------       -----------     --------------

Balance end of year                                                      (1,996)           (1,510)            (1,762)
                                                                     -----------       -----------     --------------

ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance beginning of year

  Currency translation adjustment                                           (62)              (41)               (47)
  Minimum pension liability adjustment                                        -                (2)                (3)
  Deferred gains (losses) on hedges                                          11                 6                 10
                                                                     ----------        ----------      -------------

                                                                            (51)              (37)               (40)

Adjustments

  Currency translation adjustment                                           (41)              (21)                 6
  Minimum pension liability adjustment                                       (3)                2                  1
  Deferred gains (losses) on hedges                                          (2)                5                 (4)
                                                                     -----------       ----------      --------------

                                                                            (46)              (14)                 3

Balance end of year

  Currency translation adjustment                                          (103)              (62)               (41)
  Minimum pension liability adjustment                                       (3)                -                 (2)
  Deferred gains (losses) on hedges                                           9                11                  6
                                                                     ----------        ----------      -------------

Balance end of year                                                         (97)              (51)               (37)
                                                                     -----------       -----------     --------------

OTHER

Balance beginning of year                                                   (15)              (14)               (17)
Net increase (decrease)                                                      10                (1)                 3
                                                                     ----------        -----------     -------------

Balance end of year                                                          (5)              (15)               (14)
                                                                     -----------       -----------     --------------

STOCKHOLDERS' EQUITY                                                  $  (1,399)       $     (881)     $      (1,134)
                                                                     ===========       ===========     ==============




 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                             2000             1999             1998
                                                                             ----             ----             ----
                                                                                    (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income (loss)                                                      $     (478)     $       270      $        (705)

  Reconciliation of net cash provided by operating activities:

     Noncash items:
       Provision for asbestos litigation claims (Note 19)                       790                -              1,415
       Extraordinary loss from early retirement of debt (Note 3)                  -                -                 39
       Provision for depreciation and amortization                              203              210                197
       Provision (credit) for deferred income taxes (Note 10)                  (361)             163               (416)
       Gain on sale of assets (Note 6)                                            -                -               (359)
       Other (Note 5)                                                           126               (2)               122
  (Increase) decrease in receivables (Note 11)                                 (198)             112                (58)
  (Increase) decrease in inventories                                            (78)             (25)                16
   Increase (decrease) in accounts payable and accrued
      liabilities                                                               218             (113)               120
  (Increase) decrease in restricted cash - asbestos related
      (Note 19)                                                                (164)               -                  -
   Change in liabilities subject to compromise (Note 1)                        (100)               -                  -
   Proceeds from insurance for asbestos litigation claims,
      excluding Fibreboard (Note 19)                                            380              180                 47
   Payments for asbestos litigation claims, excluding
      Fibreboard (Note 19)                                                     (521)            (860)              (455)
   Other                                                                         (7)              37                161
                                                                        ------------     -----------      -------------

Net cash flow from operations                                                  (190)             (28)               124
                                                                        ------------     ------------     -------------

NET CASH FLOW FROM INVESTING

  Additions to plant and equipment                                             (476)            (244)              (253)
  Investment in subsidiaries, net of cash acquired                               (4)              (1)                 -
  Proceeds from the sale of affiliate or business (Note 6)                      193                -                668
  Other                                                                         (45)              20                (33)
                                                                        ------------     -----------      --------------

Net cash flow from investing                                            $       (332)    $      (225)     $         382
                                                                        -------------    ------------     -------------


 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)

                                                                             2000             1999             1998
                                                                             ----             ----             ----

NET CASH FLOW FROM FINANCING (Notes 3 and 4)

  Net additions (reductions) to long-term credit facilities              $    1,073      $        91      $     (635)
  Other additions to long-term debt                                              29              253             971
  Other reductions to long-term debt                                            (91)             (38)           (494)
  Net increase (decrease) in short-term debt                                      7              (24)             41
  Repurchase of trust preferred hybrid securities                                 -                -            (309)
  Premiums paid for early retirement of debt                                      -                -             (62)
  Dividends paid                                                                (12)             (16)            (16)
  Other                                                                          (4)               2              (4)
                                                                        ------------     -----------      -----------

    Net cash flow from financing                                              1,002              268            (508)
                                                                        -----------      -----------      -----------

Effect of exchange rate changes on cash                                           -                1              (2)
                                                                        -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                            480               16              (4)

Cash and cash equivalents at beginning of year                                   70               54              58
                                                                        -----------      -----------      ----------

Cash and cash equivalents at end of year                                $        550     $        70      $       54
                                                                        ============     ===========      ==========


 The accompanying summary of significant accounting policies and notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On October 5, 2000 (the "Petition Date"), Owens Corning and the 17 United States subsidiaries listed below (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the "Non-Debtor Subsidiaries"). The subsidiary Debtors that filed Chapter 11 petitions for relief are:

         CDC Corporation                             Integrex Testing Systems LLC
         Engineered Yarns America, Inc.              HOMExperts LLC
         Falcon Foam Corporation                     Jefferson Holdings, Inc.
         Integrex                                    Owens-Corning Fiberglas Technology Inc.
         Fibreboard Corporation                      Owens Corning HT, Inc.
         Exterior Systems, Inc.                      Owens-Corning Overseas Holdings, Inc.
         Integrex Ventures LLC                       Owens Corning Remodeling Systems, LLC
         Integrex Professional Services LLC          Soltech, Inc.
         Integrex Supply Chain Solutions LLC

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 19 to the Consolidated Financial Statements.

Consequence of Filing
---------------------

As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

Two creditors' committees, one representing asbestos claimants and the other representing unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that the appointed committees, together with a legal representative of future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan or plans of reorganization.

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

when the Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Bankruptcy Court and consummated.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. On January 17, 2001, the Bankruptcy Court extended such exclusivity period until August 2, 2001, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to October 3, 2001. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan or plans of reorganization. Such plan or plans may provide, among other things, that all present and future asbestos-related liabilities of Owens Corning and Fibreboard will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan or plans may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation.
Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Owens Corning is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan or plans. For example, Owens Corning is unable to predict at this time what the treatment will be under any such plan or plans with respect to (1) the guaranties issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM, Inc. ("IPM", a Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility" which is now in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., a wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Owens Corning's shareholders

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of Owens Corning's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Owens Corning's equity security holders.

Financial Statement Presentation
--------------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

Substantially all of the Company's pre-petition debt is now in default due to the Filing. As described below, the accompanying Consolidated Financial Statements present the Debtors' pre-petition debt under the caption "LIABILITIES SUBJECT TO COMPROMISE." This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, the Company, beginning in the fourth quarter of 2000, recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Company accelerated the amortization of its debt-related costs attributable to the Debtors and recorded a pretax expense of approximately $30 million during October 2000, which is classified as Chapter 11 Related Reorganization Items.

As reflected in the Consolidated Financial Statements, "liabilities subject to compromise" refer to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth below following the Debtor-In-Possession financial statements. These amounts represent Owens Corning's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

Contractual interest expense not accrued or recorded on pre-petition debt totaled $52 million for 2000.

At December 31, 2000, the Company had $550 million of Cash and Cash Equivalents (of which approximately $46 million is subject to an administrative freeze pending the resolution of certain alleged set-off rights which, upon approval of the Bankruptcy Court, may be exercised by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing").

The Company believes, based on information presently available to it, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and
(vi) the Company's ability to achieve profitability following such confirmation.

Debtor-In-Possession Financial Statements
-----------------------------------------

The condensed financial statements of the Debtors are presented as follows:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         Owens Corning and Subsidiaries
                    Debtor-in-Possession Statement of Income
                      for the year ended December 31, 2000


                                                                                                       2000
                                                                                                       ----
                                                                                             (In millions of dollars)

NET SALES                                                                                            $   4,218
COST OF SALES                                                                                            3,509
                                                                                                     ---------
     Gross margin                                                                                          709
                                                                                                     ---------

OPERATING EXPENSES
     Marketing and administrative expenses                                                                 460
     Science and technology expenses                                                                        47
     Provision for asbestos litigation claims (Note 19)                                                    790
     Restructure costs (Note 5)                                                                             26
     Chapter 11 reorganization items (Note 1)                                                               24
     Other (Including interest income from non-Debtors $82 million)                                        (94)
                                                                                                     ---------

        Total operating expenses                                                                         1,253
                                                                                                     ---------

LOSS FROM OPERATIONS                                                                                      (544)

OTHER
     Cost of borrowed funds (Notes 3, 4 and 18)                                                            174
     Other (Notes 18 and 20)                                                                                 5
                                                                                                     ---------

LOSS BEFORE CREDIT FOR INCOME TAXES                                                                       (723)

Credit for income taxes (Note 10)                                                                         (340)
                                                                                                     ---------

LOSS BEFORE EQUITY IN NET LOSS OF AFFILIATES                                                              (383)

Equity in net loss of affiliates                                                                            (2)
                                                                                                     ---------

NET LOSS                                                                                             $    (385)
                                                                                                     =========





         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                      Owens Corning and Subsidiaries
                                    Debtor-in-Possession Balance Sheet
                                            December 31, 2000

                                                                                          2000
                                                                                          ----
                                                                                (In millions of dollars)
ASSETS

CURRENT
     Cash and cash equivalents                                                         $      461
     Receivables, net                                                                         338
     Receivables - non-debtors                                                                672
     Inventories                                                                              347
     Deferred income taxes                                                                      4
     Income tax receivable                                                                     31
     Other current assets                                                                      18
                                                                                       ----------

           Total current                                                                    1,871
                                                                                       ----------

OTHER
     Insurance for asbestos litigation claims (Note 19)                                        59
     Restricted cash - asbestos related (Note 19)                                             164
     Restricted cash and securities - Fibreboard (Notes 19 and 20)                          1,274
     Deferred income taxes                                                                  1,058
     Goodwill, net                                                                            530
     Investments in affiliates                                                                 38
     Investments in non-debtor subsidiaries                                                   745
     Other noncurrent assets                                                                  209
                                                                                       ----------

           Total other                                                                      4,077
                                                                                       ----------

PLANT AND EQUIPMENT, at cost
     Land                                                                                      34
     Buildings and leasehold improvements                                                     522
     Machinery and equipment                                                                2,078
     Construction in progress                                                                 259
                                                                                       ----------
                                                                                            2,893

  Less:  Accumulated depreciation                                                          (1,502)
                                                                                       -----------

      Net plant and equipment                                                               1,391
                                                                                       ----------

TOTAL ASSETS                                                                           $    7,339
                                                                                       ==========




        The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         Owens Corning and Subsidiaries
                       Debtor-in-Possession Balance Sheet
                                December 31, 2000

                                                                                                     2000
                                                                                                     ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                       (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                                                     $      320
     Accounts payable and accrued liabilities - non-debtors                                               46
     Long-term debt - current portion                                                                      1
                                                                                                ------------

        Total current                                                                                    367
                                                                                                  ----------

OTHER
  Other employee benefits liability                                                                      308
  Pension plan liability                                                                                  68
  Other                                                                                                   96
                                                                                                 -----------

        Total other                                                                                      472
                                                                                                  ----------

LIABILITIES SUBJECT TO COMPROMISE                                                                      7,623

STOCKHOLDERS' EQUITY
  Common stock                                                                                           699
  Deficit                                                                                             (1,807)
  Accumulated other comprehensive loss                                                                   (12)
  Other                                                                                                   (3)
                                                                                                -------------

        Total stockholders' equity                                                                    (1,123)
                                                                                                   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $   7,339
                                                                                                   =========




        The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         Owens Corning and Subsidiaries
                  Debtor-in-Possession Statement of Cash Flows
                      for the year ended December 31, 2000

                                                                                                   2000
                                                                                                   ----
                                                                                         (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net loss                                                                                       $    (385)
  Reconciliation of net cash provided by operating activities
        Noncash items:
          Provision for asbestos litigation claims                                                   790
          Provision for depreciation and amortization                                                142
          Credit for deferred income taxes                                                          (345)
          Other                                                                                      116
        Increase in receivables                                                                     (154)
        Increase in inventories                                                                      (70)
        Increase in accounts payable and accrued liabilities                                         452
        Increase in restricted cash - asbestos related                                              (164)
        Change in liabilities subject to compromise                                                 (100)
        Proceeds from insurance for asbestos litigation claims, excluding
          Fibreboard (Note 19)                                                                       380
        Payments for asbestos litigation claims, excluding Fibreboard
          (Note 19)                                                                                 (521)
        Other                                                                                       (167)
                                                                                               ----------

            Net cash flow from operations                                                            (26)
                                                                                               ----------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                                                            (422)
        Investment in non-debtor subsidiaries, net of cash acquired                                   (5)
        Proceeds for liquid of non-debtors subsidiary                                                 83
        Investment in non-debtor subsidiaries                                                       (146)
        Proceeds from the sale of  affiliate or business (Note 6)                                     50
        Other                                                                                         (7)
                                                                                               ----------

            Net cash flow from investing                                                       $    (447)
                                                                                               ----------



      The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         Owens Corning and Subsidiaries
                  Debtor-in-Possession Statement of Cash Flows
                      for the year ended December 31, 2000

                                                                                                  2000
                                                                                                  ----
                                                                                        (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions to long-term credit facilities                                              $    1,088
  Other additions to long-term debt                                                                  7
  Other reductions to long-term debt                                                               (61)
  Net decrease in short-term debt                                                                  (21)
  Dividends paid                                                                                   (12)
  Other                                                                                            (79)
                                                                                            ----------

      Net cash flow from financing                                                                 922
                                                                                            ----------

Net increase in cash and cash equivalents                                                          449

Cash and cash equivalents at beginning of period                                                    12
                                                                                            ----------

Cash and cash equivalents at end of period                                                  $      461
                                                                                            ==========

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items at December 31:

                                                                                                 2000
                                                                                                 ----
                                                                                         (amounts in millions)

  Accounts payable                                                                           $      255
  Accrued interest payable                                                                           39
  Accrued liabilities                                                                                74
  Debt (Notes 3 and 4)                                                                            2,832
  Income taxes payable                                                                              212
  Reserve for asbestos litigation claims - Owens Corning (Note 19)                                2,249
  Reserve for asbestos litigation claims - Fibreboard (Notes 19 and 20)                           1,274
                                                                                             ----------

         Total consolidated                                                                       6,935

         Payables to non-debtors                                                                    688
                                                                                             ----------

         Total debtor                                                                        $    7,623
                                                                                             ==========

The   amounts   for    reorganizational    items   in   the   Consolidated   and
Debtor-in-Possession Income Statements consist of the following for the year ended December 31:

                                                                                           2000
                                                                                           ----
                                                                                (amounts in millions)

Accelerated amortization of debt issuance costs                                         $      30
Interest income                                                                                (5)
Other expenses net of liability settlements                                                    (1)
                                                                                        ---------

     Total                                                                              $      24
                                                                                        =========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Segment Data

The Company has identified two reportable operating segments and has reported financial and descriptive information about each of those segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

The Company's two reportable operating segments are defined as follows:

Building Materials Systems
--------------------------

     Production and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts; extruded polystyrene insulation; roofing shingles, glass fiber mat and asphalt materials; windows and doors; vinyl and metal siding and accessories; cast stone building products; and the branded sale of housewrap.

Composite Systems
-----------------

     Production and sale of glass fiber rovings and veils; long-fibre reinforced thermoplastic compounds, glass reinforced plastic pipe; tailored composite solutions for the automotive, buildings and telecommunications markets, and composite manufacturing services.

Income (loss) from operations by operating segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses such as cost of borrowed funds, general corporate expenses or income, and certain expense or income items are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in income (loss) from operations for the Company's reportable operating segments. Please refer to the reconciliation of reportable operating segment income from operations to consolidated income before income taxes below for additional information about such items.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.       Segment Data (continued)

During 2000, the Company realigned its internal operating segments. Following this realignment, the Company reviewed its segments in accordance with SFAS 131 and concluded that the aggregation of its operating segments into two reportable segments was still appropriate. As a result of this realignment, intersegment transactions no longer exist between reportable segments. Net sales and income from operations have been restated for all periods presented to reflect this change.


NET SALES                                                                    2000             1999             1998
                                                                             ----             ----             ----
                                                                                    (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials Systems
     United States                                                      $     3,728      $     3,757      $       3,470
     Europe                                                                      90              234                271
     Canada and other                                                           190              188                170
                                                                        -----------      -----------      -------------

        Total Building Materials Systems                                $     4,008            4,179              3,911
                                                                        -----------      -----------      -------------

  Composite Systems
     United States                                                              410              374                576
     Europe                                                                     340              338                372
     Canada and other                                                           182              157                150
                                                                        -----------      -----------      -------------

        Total Composite Systems                                                 932              869              1,098
                                                                        -----------      -----------      -------------

        Total Reportable Operating Segments                             $     4,940      $     5,048      $       5,009
                                                                        ===========      ===========      =============

External Customer Sales by Geographic Region
--------------------------------------------

  United States                                                         $     4,138      $     4,131      $       4,046
  Europe                                                                        430              572                643
  Canada and other                                                              372              345                320
                                                                        -----------      -----------      -------------

     Net Sales                                                          $     4,940      $     5,048      $       5,009
                                                                        ===========      ===========      =============


                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    Segment Data (continued)


INCOME (LOSS) FROM OPERATIONS                                                2000             1999             1998
                                                                             ----             ----             ----
                                                                                    (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials Systems
     United States                                                      $       318      $       480      $         279
     Europe                                                                       2               10                 14
     Canada and other                                                            33               33                  6
                                                                        -------------    -----------      -------------

        Total Building Materials Systems                                        353              523                299
                                                                        -----------      -----------      -------------

  Composite Systems
     United States                                                               73               68                169
     Europe                                                                      15                -                 28
     Canada and other                                                            20               15                 14
                                                                        -----------      -----------      -------------

        Total Composite Systems                                                 108               83                211
                                                                        -----------      -----------      -------------

        Total Reportable Operating Segments                             $       461      $       606      $         510
                                                                        ============     ===========      =============

Geographic Regions
------------------

  United States                                                         $       391      $       548      $         448
  Europe                                                                         17               10                 42
  Canada and other                                                               53               48                 20
                                                                        -----------      -----------      -------------

     Total Reportable Operating Segments                                $       461      $       606      $         510
                                                                        ============     ===========      =============

Reconciliation to Consolidated Income (Loss) Before
---------------------------------------------------
  Provision (Credit) for Income Taxes
  -----------------------------------

  Restructuring and other charges (Note 5)                                     (229)               -               (243)
  Chapter 11 related reorganization items                                       (24)               -                  -
  Asbestos litigation claims (Note 20)                                         (790)               -             (1,415)
  Gain on sale of affiliate or business (Note 6)                                  -                -                359
  General corporate expense                                                     (49)             (28)               (35)
  Cost of borrowed funds                                                       (155)            (152)              (140)
  Other                                                                          (5)               -                  -
                                                                        ------------     -----------      -------------

Consolidated Income (Loss) Before Provision (Credit)
  for Income Taxes                                                      $       (791)    $       426      $        (964)
                                                                        =============    ===========      ==============


                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Segment Data (continued)

                                                                                           December 31,
TOTAL ASSETS                                                                2000               1999               1998
                                                                            ----               ----               ----
                                                                                     (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials Systems
     United States                                                    $      2,094       $      2,020       $       1,938
     Europe                                                                      6                226                 280
     Canada and other                                                          184                193                 190
                                                                      ------------       ------------       -------------

        Total Building Materials Systems                                     2,284              2,439               2,408
                                                                      ------------       ------------       -------------

  Composite Systems
     United States                                                             492                282                 299
     Europe                                                                    294                201                 244
     Canada and other                                                          283                317                 180
                                                                      ------------       ------------       -------------

        Total Composite Systems                                              1,069                800                 723
                                                                      ------------       ------------       -------------

        Total Reportable Operating Segments                           $      3,353       $      3,239       $       3,131
                                                                      ============       ============       =============

Reconciliation to Consolidated Total Assets
-------------------------------------------

  Restricted cash - asbestos related                                           164                  -                   -
  Insurance for asbestos litigation claims                                      59                230                 484
  Deferred income taxes                                                      1,081                732                 901
  Income tax receivable                                                         31                 61                 117
  Cash and cash equivalents                                                    550                 70                  54
  Restricted cash and securities - Fibreboard                                1,274              1,838                   -
  Investments in affiliates                                                     62                 65                  45
  LIFO inventory valuation adjustment                                          (93)               (66)                (56)
  Other general corporate assets                                               431                325                 425
                                                                      ------------       ------------       -------------

     Consolidated Total Assets                                        $      6,912       $      6,494       $       5,101
                                                                      ============       ============       =============

LONG-LIVED ASSETS BY GEOGRAPHIC REGION
--------------------------------------

  United States                                                       $      1,939       $      1,711       $       1,702
  Europe                                                                       160                339                 371
  Canada and other                                                             358                393                 307
                                                                      ------------       ------------       -------------

     Total Long-Lived Assets                                          $      2,457       $      2,443       $       2,380
                                                                      ============       ============       =============

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Segment Data (continued)

PROVISION FOR DEPRECIATION AND
  AMORTIZATION                                                              2000              1999             1998
                                                                            ----              ----             ----
                                                                                   (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials Systems
     United States                                                    $          92      $          95    $        96
     Europe                                                                      17                 20             20
     Canada and other                                                            10                 13             12
                                                                      -------------      -------------    -----------

        Total Building Materials Systems                                        119                128            128
                                                                      -------------      -------------    -----------

  Composite Systems
     United States                                                               16                 16             19
     Europe                                                                      20                 19             18
     Canada and other                                                             9                 18             11
                                                                      -------------      -------------    -----------

        Total Composite Systems                                                  45                 53             48
                                                                      -------------      -------------    -----------

        Total Reportable Operating Segments                           $          164     $         181    $       176
                                                                      ==============     =============    ===========

Geographic Regions
------------------

  United States                                                       $          108     $        111     $      115
  Europe                                                                          37               39             38
  Canada and other                                                                19               31             23
                                                                      ---------------    -------------    -----------

       Total Reportable Operating Segments                            $          164     $        181     $      176
                                                                      ==============     =============    ===========

Reconciliation to Consolidated Provision for
--------------------------------------------
  Depreciation and Amortization
  -----------------------------

  General Corporate Depreciation and Amortization                                 39               29             21
                                                                      --------------     -------------    -----------

     Consolidated Provision for Depreciation and
          Amortization                                                $          203     $        210     $       197
                                                                      ==============     =============    ===========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Segment Data (continued)


ADDITIONS TO LONG-LIVED ASSETS
------------------------------

ADDITIONS TO PLANT AND EQUIPMENT
                                                                            2000              1999             1998
                                                                            ----              ----             ----
                                                                                   (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials Systems
     United States                                                     $        180      $         127    $       117
     Europe                                                                       5                 17             15
     Canada and other                                                             5                  9             17
                                                                       ------------      -------------    -----------

        Total Building Materials Systems                                        190                153            149
                                                                       ------------      -------------    -----------

  Composite Systems
     United States                                                              135                 12             32
     Europe                                                                      66                 18             35
     Canada and other                                                            59                 25              4
                                                                       ------------      -------------    -----------

        Total Composite Systems                                                 260                 55             71
                                                                       ------------      -------------    -----------

        Total Reportable Operating Segments                            $        450      $         208    $       220
                                                                       ============      =============    ===========

Geographic Regions
------------------

  United States                                                        $        315      $         139    $       149
  Europe                                                                         71                 35             50
  Canada and other                                                               64                 34             21
                                                                       ------------      -------------    -----------

       Total Reportable Operating Segments                             $        450      $         208    $       220
                                                                       ============      =============    ===========

ADDITIONS TO GOODWILL (1)                                              $         12      $           -    $         -
                                                                       ============      =============    ===========

Total additions to long-lived assets of reportable operating
  segments                                                             $        462      $         208    $       220
                                                                       ============      =============    ===========



(1) During 2000, the Company made certain acquisitions which included cash expenditures for goodwill of $12 million, all of which was in Building Materials Systems in the U.S.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Long-Term Debt

                                                                                       2000             1999
                                                                                       ----             ----
                                                                                      (In millions of dollars)
Long-Term Debt:
--------------
Asian credit facility due in 2003, variable                                       $        22      $        23
Guaranteed debentures due in 2001, 10%                                                     42               42
Eurobonds due through 2001, 9.814%                                                          -               25
U.S. medium term notes due in 2000, 7.0%                                                    -               60
Other long-term debt due through 2004, at rates from 7.24% to 11.45%                       11               32
                                                                                  -----------      -----------
                                                                                           75              182
Less:   current portion                                                                   (68)             (99)
                                                                                  ------------     -----------
     Total long-term debt                                                         $         7      $        83
                                                                                  ===========      ===========

Long-Term Debt Subject to Compromise:
------------------------------------
U.S. credit facility due in 2002, variable                                        $     1,443      $       366
Debentures due in 2005, 7.5%                                                              300              300
Debentures due in 2008, 7.7%                                                              250              250
Debentures due in 2009, 7.0%                                                              250              250
Debentures due in 2018, 7.5%                                                              400              400
Debentures due in 2002, 8.875%                                                             40               40
Debentures due in 2012, 9.375%                                                              7                7
Bonds due in 2000, 7.25%, payable in Deutsche marks (Note 18)                              63               50
Other long-term debt due through 2012, at rates from 6.25% to 13.80%                       70               78
                                                                                  -----------      -----------
    Total long-term debt subject to compromise                                    $     2,823      $     1,741
                                                                                  ===========      ===========

Due to the Filing (see Note 1), pre-petition long-term debt of the Debtors has been reclassified to the caption Subject to Compromise in the above table and on the Consolidated Balance Sheet. At December 31, 2000, the amounts shown under the caption "Long-Term Debt" in the table above represents long-term debt of non-Debtor subsidiaries. Amounts listed in 1999 "Long-Term Debt Subject to Compromise" were reclassified from their current and long term status in the prior year for comparison purposes in the above table. These instruments did not become subject to compromise until the Filing.

In connection with the Filing, the Company obtained a $500 million debtor-in-possession credit facility from Bank of America, N.A., which expires in 2002. The interest rate applicable is a floating rate varying from .75% - 2.00%, based upon the average daily outstanding balance, plus LIBOR. The facility had a commitment fee on unused portions of .375% at December 31, 2000. The Company had no outstanding amounts on the facility at year end, however, approximately $15 million of this facility was used for standby letters of credit. This facility has super priority in the bankruptcy proceeding.

The Asian credit facility is payable in U.S. dollars and had a rate of interest at December 31, 2000, of 7.24%. As a result of the Filing, this facility violated a non-financial covenant and is considered callable at the discretion of the financial institution. The liability has been moved to current at December 31, 2000.

After the Filing, the Company discontinued debt payments to its non-Debtor subsidiary responsible for the $42 million in guaranteed debentures due 2001. As this subsidiary has no assets other than this intercompany receivable, it was unable to make required payments and is in default. At December 31, 2000, this instrument was classified as a current liability.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.       Long-Term Debt (continued)

As is typical for bank credit facilities, the agreements relating to the facilities described above contain restrictive covenants, including requirements for a minimum EBITDA and limitations on additional borrowings, among other restrictions. The agreements include a provision that would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company. A material adverse change in the Company's business, assets, liabilities, financial condition or results of operations constitutes default under the agreements.

During 1998, $361 million of debt securities were retired by the Company in response to cash tender offers. In connection with this early retirement of debt, the Company paid premiums of approximately $62 million, incurred non-cash costs of approximately $2 million, and recorded an extraordinary loss of approximately $39 million, or $.72 per share, net of related income taxes of $25 million.

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2000 are:

                                       Year             (In millions of dollars)
                                       ----

                                       2001                             $68
                                       2002                               2
                                       2003                               1
                                       2004                               4
                                       2005                               -


4.   Short-Term Debt

                                                                             2000               1999
                                                                             ----               ----
  Short-Term Debt:                                                           (In millions of dollars)
  ---------------

  Balance outstanding at December 31                                      $     50           $    68

  Weighted average interest rates on short-term debt
     outstanding at December 31                                                7.5%              6.7%


                                                                             2000               1999
                                                                             ----               ----
  Short-Term Debt Subject to Compromise:                                     (In millions of dollars)
  -------------------------------------

  Balance outstanding at December 31                                         $   9              $  -


The Company had unused short-term lines of credit totaling $7 million and $174 million at December 31, 2000, and 1999, respectively. As a result of the Filing (see Note 1), the Company's lines of credit have been significantly reduced.

After the Filing, the Company discontinued debt payments to its non-Debtor European subsidiary responsible for $30 million in short-term debt. As this subsidiary has no assets other than this intercompany receivable, it was unable to make required payments and is in default.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Restructuring of Operations and Other Charges

In conjunction with softening overall economic conditions occurring during the second half of the year and the Filing on October 5, the Company reassessed its business strategies with respect to investments in certain ventures, facilities and overhead expenditures. As a result of this assessment, a $229 million pretax charge to income from operations for restructuring and other activities was recorded during the year 2000; $203 million in the fourth quarter and $26 million in the third quarter.

The fourth quarter charges, totaling $203 million pretax, consisted of $26 million associated with the restructuring of the Company's business segments and $177 million for other actions, the majority of which represents impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority-owned consolidated subsidiary.

The $26 million restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss). The components of the restructuring charge included $16 million for personnel reductions and $10 million for the divestiture of non-strategic businesses and facilities, which consisted of $6 million for non-cash asset write-downs to fair value and $4 million for exit cost liabilities, mostly removal of equipment. The $16 million for personnel reductions represented severance costs associated with the elimination of approximately 340 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of December 31, 2000, approximately $2 million has been paid and charged against the reserve for personnel reductions.

The $177 million of other charges was comprised of $84 million of asset impairments and $93 million of charges focused on improving business operations, and was accounted for as a $77 million charge to cost of sales and a $100 million charge to other operating expenses.

Weakening economic conditions occurring principally in the Building Materials Europe and South Africa markets, along with the constraints on the Company's ability to provide financial support as a result of its bankruptcy filing, required the Company to reassess the carrying amounts of its investments in those regions. The reassessment resulted in $84 million of charges, as follows:
1) $54 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis. The write down to estimated fair value resulted from a number of significant recent developments, including a material unexpected softening of the building materials markets in Europe during the second half of 2000 and continuing into 2001 and constraints on the Company's ability to provide financial support as a result of its bankruptcy filing. The Company's board of directors has authorized management to sell its remaining 40% interest in the joint venture to the majority shareholder. The $54 million charge, which was recorded as other operating expenses reflects management's current and best estimates of the fair value of investments and assets based on the current status of the sales negotiation; 2) $12 million to write-down the Company's investment in the majority owned, consolidated venture in South Africa, on a held-in-use basis based upon management's analysis of current and expected future financial results and constraints on the Company's ability to fund future significant capital investments in this subsidiary as a consequence of the bankruptcy filing. The charge, which was measured using an analysis of estimated fair value of the related assets consisted of $8 million to write-down fixed assets, charged to cost of sales, and $4 million to write-down the remaining goodwill, charged to other operating expenses. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million write-down to fair value the investments in its Pipe joint ventures and subsidiaries on a held for sale basis,

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Restructuring of Operations and Other Charges (continued)

based upon current best estimates of the expected loss on disposition, which consisted of $3 million of equipment write-down recorded as cost of sales and $5 million as other operating expenses. The sale of a majority of the investments and subsidiaries held for sale was completed in March 2001; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary, recorded as other operating expenses.

The Company continues to focus on achieving synergies within its strategic businesses. These efforts include assessments of market strategies, manufacturing capabilities, product line rationalization and infrastructure requirements which maximize the Advantage 2000 investments. As a result of these assessments and ongoing financial analysis, the Company recorded charges of $93 million during the fourth quarter which includes: $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies and to reflect updated estimates of the net realizable value and carrying amounts of certain inventories, recorded as cost of sales; $19 million to write-down equipment and receivables, recorded $8 million to cost of sales and $11 million to other operating expenses; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves, recorded as cost of sales; and various other charges totaling $16 million recorded as other operating expenses.

During the third quarter of 2000, the Company recorded a $26 million pretax charge for restructuring and other actions. This charge is comprised of a $6 million pretax restructure charge and a $20 million pretax charge for other actions. The $6 million restructure charge has been classified separately as a component of operating expenses on the consolidated statement of income and represents asset impairments associated with the planned closing of two lines at our Newark, Ohio manufacturing facility. This restructure charge represents the first phase of the Company's plan to realign operations at the Newark facility. The remaining $20 million of other actions is comprised of a $14 million pretax charge to other operating expenses, representing an $11 million charge associated with asset impairments within our Cultured Stone and other businesses, and a $3 million charge associated with severance costs for certain employees; and a $6 million pretax charge to marketing and administrative expenses, representing a settlement loss associated with one of our U.S. pension plans.

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

The $386 million pretax charge was comprised of a $185 million charge associated with the restructuring of the Company's business segments and a $201 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructuring charge include $115 million for personnel reductions; $68 million for the divestiture of non-strategic businesses and facilities, of which $52 million represented non-cash asset revaluations and $16 million represented exit cost liabilities, primarily for leased warehouse and office facilities that were vacated; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet market demands. As of December 31, 2000, approximately $102 million has been

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Restructuring of Operations and Other Charges (continued)

paid and charged against the reserve for personnel reductions, representing the elimination of approximately 2,450 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $13 million has been charged against exit cost liabilities.

The following table summarizes the status of the liabilities from the 1997, 1998 and 2000 restructure program described above, including cumulative spending and adjustments and the remaining balance as of December 31, 2000:


                                                                                    Liability at
                                                 Original            Total          December 31,
(In millions of dollars)                       Liability           Payments             2000
                                               ---------           --------             ----

Personnel Costs                                 $   131           $   (104)          $      27
Facility and Business Exit Costs                     20                (14)                  6
Other                                                 2                 (2)                  -
                                                -------           ---------          ---------

Total                                           $   153           $   (120)          $      33
                                                =======           =========          =========


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

6.   Acquisitions and Divestitures of Business

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

Divestitures
------------

During the second quarter of 2000, the Company completed the sale of its European Building Materials business to an unconsolidated joint venture, Alcopor Owens Corning, in which the Company has a 40% interest. Proceeds from the sale, net of the Company's $34 million cash infusion into the joint venture, were

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.       Acquisitions and Divestitures of Business (continued)

$177 million. In connection with this transaction, the joint venture assumed $62 million of debt from Owens Corning and the Company incurred fees of approximately $6 million, resulting in net cash proceeds of approximately $109 million. A pretax gain of approximately $5 million, including a $54 million write-off of goodwill, was realized from the sale. During the fourth quarter of 2000, the Company reduced its investment in Alcopor Owens Corning to estimated net realizable value. See Note 5 to the Consolidated Financial Statements.

The results of operations of the European Building Materials business are reflected in the Company's Consolidated Statement of Income (Loss) through the period ending May 31, 2000. For the five months ended May 31, 2000, and the year ended December 31, 1999, the European Building Materials business generated sales of approximately $79 million and $234 million, respectively, and income from operations of approximately $3 million and $12 million, respectively. Effective May 31, 2000, the Company accounts for its ownership interest in Alcopor Owens Corning under the equity method.

During the first quarter of 2000, the Company completed the sale of the assets of Falcon Foam, a producer of foam insulation in Michigan and California. Net proceeds from the sale were $50 million and resulted in a pretax loss of approximately $5 million, including a $32 million write-off of goodwill.

Late in the first quarter of 1998, the Company sold its 50% ownership interest in Alpha/Owens Corning, LLC. With cash proceeds of approximately $103 million, the Company recorded a pretax gain of approximately $84 million.

During the third quarter of 1998, the Company formed a joint venture for its yarns and specialty materials business (the "yarns business") to which it contributed two manufacturing plants and certain proprietary technology. On September 30, 1998, the Company completed the sale of 51% of the yarns business to a U.S. subsidiary of Groupe Porcher Industries of Badinieres, France for $340 million. The Company continues to have a 49% ownership interest in the joint venture. Upon closing, the Company also received a distribution of $193 million from the joint venture. As a result of the sale of 51% interest in the yarns business and the receipt of the distribution from the joint venture, the Company recorded a net pretax gain of $295 million.

The results of operations of the yarns business are reflected in the Company's consolidated statement of income through the period ending September 30, 1998. For the nine months ended September 30, 1998, and the year ended December 31, 1997, the yarns business recorded sales of approximately $205 million and $277 million, respectively, and income from operations of approximately $57 million and $80 million, respectively. Effective September 30, 1998, the Company accounts for its ownership interest in the yarns business under the equity method.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Convertible Monthly Income Preferred Securities (MIPS)

In 1995, Owens Corning Capital, LLC ("OC Capital"), a Delaware limited liability company, all of the common limited liability company interests in which are owned indirectly by Owens Corning (the "Common Securities"), completed a private offering of 4 million shares of 6-1/2% Convertible Monthly Income Preferred Securities ("Preferred Securities"). The aggregate purchase price for the offering was $200 million.

The only asset of OC Capital is $253 million of 6-1/2% Convertible Subordinated Debentures due 2025 of Owens Corning (the "Debentures"), which were issued in exchange for the proceeds of the Preferred Securities and the Common Securities.

As a result of the Filing (see Note 1), Owens Corning is no longer making interest payments to OC Capital on the Debentures. As a result, OC Capital no longer has funds available to pay distributions on the Preferred Securities and stopped paying such distributions in October, 2000.

Distributions of $10 million ($6 million after-tax) for 2000 and $13 million ($8 million after-tax) for each of 1999 and 1998 have been recorded net of tax as minority interest on the Company's consolidated statement of income

8.   Postemployment and Postretirement Benefits Other Than Pensions

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. are unfunded and pay either 1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or, 2) fixed amounts of medical expense reimbursement.

Employees become eligible to participate in the health care plans upon retirement under the Company's pension plans if they have accumulated 10 years of service after age 45. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

In accordance with Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following tables provide a reconciliation of the changes in the accumulated postretirement benefits obligation and the accrued benefits cost liability at October 31, 2000, and 1999, as reflected on the Consolidated Balance Sheet at December 31, 2000, and 1999:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 8.   Postemployment and Postretirement Benefits Other Than Pensions
      (continued)

                                                                                    2000               1999
                                                                                    ----               ----
                                                                                   (In millions of dollars)

Change in Accumulated Postretirement Benefit Obligation
-------------------------------------------------------
Benefits obligation at beginning of period                                   $         319       $        343
Service cost                                                                            7                   8
Interest cost                                                                          24                  24
Amendments                                                                              -                   1
Actuarial (gain) loss                                                                  50                 (35)
Currency (gain) loss                                                                   (1)                  1
Benefits paid                                                                         (25)                (23)
                                                                             -------------       ------------
Benefits obligation at end of period                                         $        374       $         319
                                                                             =============       ============

Funded status                                                                $       (374)      $        (319)
Unrecognized net actuarial loss                                                        52                   2
Benefit payments subsequent to valuation date                                           5                   4
                                                                             ------------        ------------
Accrued benefit cost (includes current liabilities of $25 million
   in 2000 and 1999)                                                         $       (317)      $        (313)
                                                                             =============      =============


Weighted-average assumptions as of December 31                                      2000               1999
----------------------------------------------                                      ----               ----
Discount rate                                                                        8.0%              8.0%

The following table presents the components of net periodic benefits cost during 2000, 1999 and 1998:


Components of net periodic benefit cost                                   2000         1999         1998
---------------------------------------                                 ---------    ---------    ---------
                                                                            (In millions of dollars)
Service cost                                                            $    7       $      8     $      9
Interest cost                                                               24             24           23
Amortization of prior service cost                                           -             (9)         (20)
Curtailment gain                                                             -              -           (3)
                                                                        ------       --------     ---------
Net periodic benefit cost                                               $   31       $     23     $      9
                                                                        ======       ========     ========

For measurement purposes, a 9 - 17% annual rate of increase in the per capita cost of covered health care claims was assumed for 2001, varying by plan. This rate will ultimately decrease to 4.5 - 6% by 2006. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one-percentage point change in the assumed health care cost trend rate would have the following effects as of October 31, 2000, and 1999:

                                                          2000                                  1999
                                                          ----                                  ----
                                                   1-Percentage Point                    1-Percentage Point
                                               Increase           Decrease          Increase          Decrease
                                               --------           --------          --------          --------
                                                                   (In millions of dollars)
Effect on total of service and
  interest cost components                     $      4          $     (3)          $       4         $    (3)

Effect on accumulated
  postretirement benefit obligation                  37               (31)                 29             (23)

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 8.   Postemployment and Postretirement Benefits Other Than Pensions
      (continued)

The Company also recognizes the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits cost liability at October 31, 2000, and 1999, as reflected on the balance sheet at December 31, 2000, and 1999 was $34 million, including current liabilities of $4 million for both years. The net postemployment benefits expense was approximately $4 million in 2000 and $2 million in 1999 and 1998.

9.     Pension Plans

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

In accordance with Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following tables provide a reconciliation of the changes in the projected pension benefits obligation, the changes in the pension plan assets, and the net pension liability at October 31, 2000, and 1999, as reflected on the consolidated balance sheet at December 31, 2000, and 1999:

                                                                          2000                   1999
                                                                          ----                   ----
                                                                               (In millions of dollars)
Change in Projected Pension Benefit Obligation
----------------------------------------------

Benefits obligation at beginning of period                             $        865          $       975
Service cost                                                                     18                   19
Interest cost                                                                    64                   65
Amendments                                                                       55                    2
Impact of curtailment                                                             3                   (4)
Impact of foreign currency translation                                          (24)                   -
Actuarial (gain) loss                                                           117                  (57)
Employee contributions                                                            2                    2
Benefits paid                                                                  (121)                (137)
                                                                        ------------         ------------
Benefits obligation at end of period                                    $        979         $       865
                                                                        ============         ===========


Benefits paid during 2000 and 1999 include payments resulting from the Company's restructuring program and the sale of certain businesses. (Notes 5 and 6).

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.       Pension Plans (continued)

Change in Pension Plan Assets                                                     2000             1999
-----------------------------                                                     ----             ----
                                                                                (In millions of dollars)

Fair value of plan assets at beginning of period                            $       977       $       961
Actual return on plan assets                                                         91               154
Impact of foreign currency translation                                              (23)                2
Employer contributions                                                                3                 2
Employee contributions                                                                2                 3
Settlement                                                                            -               (16)
Benefits paid                                                                      (114)             (129)
                                                                            ------------      -----------
Fair value of plan assets at end of period                                  $       936       $       977
                                                                            ============      ===========

Funded status                                                               $       (43)      $       112
Unrecognized net transition asset                                                   (17)              (22)
Unrecognized net actuarial (gain) loss                                               37               (53)
Unrecognized prior service cost                                                      30               (25)
                                                                            ------------      -----------
Prepaid (accrued) benefit cost                                              $         7       $        12
                                                                            ============      ===========


Amounts Recognized in the Consolidated Balance Sheet                              2000             1999
----------------------------------------------------                              ----             ----
                                                                                (In millions of dollars)

Prepaid benefit cost                                                        $        56       $        51
Accrued benefit liability (includes current liabilities of  $5
  million and less than $1 million in 2000 and 1999, respectively)                  (80)              (39)
Intangible asset                                                                     26                 -
Accumulated other comprehensive income                                                3                 -
Deferred tax asset                                                                    2                 -
                                                                            -----------       -----------

Net amount recognized                                                       $         7       $        12
                                                                            ===========       ===========


Weighted-average assumptions as of  December 31                                   2000             1999
-----------------------------------------------                                   ----             ----

Discount rate                                                                     8.00%             8.00%
Expected return on plan assets                                                    9.00%             9.00%
Rate of compensation increase                                                     5.50%             5.50%

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Pension Plans (continued)

The following table presents the components of net periodic pension cost during 2000, 1999 and 1998:

  Components of Net Periodic Pension Cost                         2000           1999            1998
  ---------------------------------------                         ----           ----            ----
                                                                       (In millions in dollars)

  Service cost                                               $      18       $      19      $      19
  Interest cost                                                     64              65             69
  Expected return on plan assets                                   (73)            (75)           (83)
  Amortization of transition amount                                 (5)             (5)            (5)
  Amortization of prior service cost                                (2)             (4)            (7)
  Amortization of net actuarial loss                                 1               5              4
  Curtailment/Settlement (gain) loss                                 9              (6)             1
                                                             ---------       ----------     ---------
  Net periodic benefit cost                                  $      12       $      (1)     $      (2)
                                                             =========       ==========     ==========

Certain of the Company's  pension plans have an accumulated  benefit  obligation
(ABO) in excess of the fair value of plan assets. The ABO and fair value of plan assets for such plans are $742 million and $669 million, respectively, at October 31, 2000, and $9 million and $4 million, respectively, at October 31, 1999.

Certain of the Company's pension plans are unfunded. The portion of the total projected benefit obligation attributable to unfunded plans is approximately $9 million and $3 million at October 31, 2000, and 1999, respectively.

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions for the plans are based on matching a percentage of employee savings up to a maximum savings level. The Company's contributions were $17 million in 2000 and $14 million in 1999 and 1998.

10.   Income Taxes

                                                                         2000            1999            1998
                                                                         ----            ----            ----
                                                                               (In millions in dollars)
  Income (loss) before provision (credit) for income taxes:

    U.S.                                                            $     (849)        $    374     $    (897)
    Foreign                                                                 58               52           (67)
                                                                    ----------         --------     ----------

       Total                                                        $     (791)        $    426     $    (964)
                                                                    ===========        ========     ==========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.   Income Taxes (continued)

                                                                         2000            1999            1998
                                                                         ----            ----            ----
                                                                               (In millions in dollars)
  Provision (credit) for income taxes:

    Current
    U.S.                                                             $       7         $    (56)    $     (86)
    State and local                                                         (1)              (2)            -
    Foreign                                                                 31               16             5
                                                                    ----------          -------     ---------

       Total current                                                        37              (42)          (81)
                                                                    ----------          -------     ----------

    Deferred
    U.S.                                                                  (330)             158          (203)
    State and local                                                        (23)              25           (20)
    Foreign                                                                  4                8            (2)
                                                                    ----------          -------     ----------

       Total deferred                                                     (349)             191          (225)
                                                                    -----------         -------     ----------

       Total provision (credit) for income taxes                    $     (312)         $   149     $    (306)
                                                                    ===========         =======     ==========

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                                                  2000           1999            1998
                                                                  ----           ----            ----
  U.S. federal statutory rate                                       (35)%            35%          (35)%
  State and local income taxes                                       (4)              4            (1)
  Operating losses of foreign subsidiaries                            1               2             3
  Other, net                                                         (2)             (6)            1
                                                             -----------     -----------    ---------

  Effective tax rate                                                (40)%            35%          (32)%
                                                             ============    ===========    ===========

As of December 31, 2000, the Company has not provided for withholding or U.S. federal income taxes on approximately $340 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $37 million of deferred income taxes would have been provided.

At December 31, 2000, the Company had net operating loss carryforwards for certain of its foreign subsidiaries and certain of its state tax jurisdictions, the tax benefit of which is approximately $290 million. Tax benefits of $230 million expire over the period from 2001 through 2021, and the remaining $60 million have an indefinite carryforward.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2000, and 1999 are as follows:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.   Income Taxes (continued)

                                                        2000                            1999
                                                        ----                            ----

                                                             Deferred                       Deferred
                                              Deferred          Tax         Deferred           Tax
                                            Tax Assets      Liabilities   Tax Assets       Liabilities
                                            ----------      -----------   ----------       -----------
                                                               (In millions of dollars)

  Asbestos litigation claims                $     847       $       -       $     618      $       -
  Other employee benefits                         146               -             140              -
  Pension plans                                    15              21              20             17
  Depreciation                                      -             303               -            254
  Operating loss carryforwards                    290               -             275              -
  State and local taxes                             -              52               -             58
  Other                                           492             252             283            214
                                            ---------       ---------       ---------      ---------
    Subtotal                                    1,790             628           1,336            543
  Valuation allowances                            (81)              -           (61)               -
                                            ----------      -----------     ---------      ---------
  Total deferred taxes                      $   1,709       $     628       $   1,275      $     543
                                            =========       =========       =========      =========

Management fully expects to realize its net deferred tax assets through income from future operations.

11.   Accounts Receivable Securitization

Prior to its expiration in October 2000, Owens Corning, through its subsidiary Owens Corning Funding Corporation, had an agreement allowing sale, on a revolving basis, of accounts receivable, up to a maximum of $125 million. At December 31, 1999, $125 million had been sold under this agreement, and the sale was reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheet.

In 2000, 1999 and 1998, the Company also sold certain accounts receivable of certain European operations. At December 31, 2000 and 1999, $21 million and $70 million had been sold, respectively, and the sale was reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheet.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by OC Funding and the European operations. Discounts of $8 million, $9 million and $9 million on the receivables sold were recorded as other expenses on the Company's Consolidated Statement of Income (Loss) for the years ended December 31, 2000, 1999 and 1998, respectively.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.   Inventories

Inventories are summarized as follows:

                                                                         2000                 1999
                                                                         ----                 ----
                                                                          (In millions of dollars)
  Finished goods                                                     $      397           $   374
  Materials and supplies                                                    165               158
                                                                    -----------           -------
  FIFO inventory                                                            562               532
  Less:  reduction to LIFO basis                                            (93)              (66)
                                                                    ------------          -------
    Total inventory                                                  $      469           $   466
                                                                     ==========           =======

Approximately $300 million and $269 million of total inventories were valued using the LIFO method at December 31, 2000 and 1999, respectively.

13.   Investments in Affiliates

At December 31, 2000 and 1999, the Company's affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, include:

                                                                                           Percent Ownership
                                                                                         2000           1999
                                                                                         ----           ----

      Advanced Glassfiber Yarns, LLC (U. S.)                                               49%            49%
      Alcopor Owens Corning Holding AG                                                     40%             -
      Amiantit Fiberglass Industries, Ltd. (Saudi Arabia)                                  30%            30%
      Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)                           49%            49%
      Fiberteq LLC (U. S.)                                                                 50%            50%
      Flowtite Andercol S.A. (Colombia)                                                     -             50%
(a)   Flowtite Argentina  (Argentina)                                                     100%           100%
      Flowtite (Botswana) (Proprietary) Limited (Botswana)                                 49%            49%
(a)   Flowtite Iberica, S.A. (Spain)                                                      100%           100%
      Owens Corning Energy LLC (U. S.)                                                     50%            50%
      Owens Corning (India) Limited (India)                                                49%            49%
      Owens Corning (Nanjing) (China)                                                      50%            50%
      Owens Corning Yapi Merkezi Boru Sanayi VeTicaret A.S. (Turkey)                       50%            50%
(a)   Owens-Corning Eternit Rohre GmbH (Germany)                                          100%            50%
      Siam Fiberglass Co., Ltd. (Thailand)                                                 17%            17%
      Stamax LLC (Netherlands)                                                             50%            50%
      Stamax NA LLC (U. S.)                                                                50%            50%
      Vitro-Fibras, S.A. (Mexico)                                                          40%            40%



(a) Although the Company owns 100% of Flowtite Argentina, Flowtite Iberica and Owens-Corning Eternit Rohre GmbH, it considers its ownership to be temporary and therefore accounts for these entities as unconsolidated affiliates under the equity method.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.   Investments in Affiliates (continued)

The following table provides summarized financial information on a combined 100% basis for the Company's affiliates accounted for under the equity method:

                                                                   2000               1999              1998
                                                                   ----               ----              ----
                                                                             (In millions of dollars)
At December 31:

  Current assets                                                   $266              $239               $245
  Noncurrent assets                                                 827               623                684
  Current liabilities                                               188               171                143
  Noncurrent liabilities                                            706               514                585

For the year ended December 31:

  Net sales                                                         699               477                540
  Gross margin                                                      172               138                159
  Net income                                                         22                 7                 30


The Company's equity in undistributed net losses of affiliates was $13 million at December 31, 2000.

Net sales, gross margin, and net income for the year ended December 31, 2000, have been presented on a full year basis for Alcopor Owens Corning Holding AG. The Company's former European building materials business is included in the consolidated financial statements through the period ending May 31, 2000 (Note
5).

Net sales, gross margin, and net income for the year ended December 31, 1998, have been presented on a full year basis for Advanced Glassfiber Yarns, LLC
(AGY). The Company's former specialty yarns business is included in the Company's consolidated financial statements through the period ending September 30, 1998 (Note 5).

14.   Accounts Payable and Accrued Liabilities

                                                                                      2000              1999
                                                                                 --------------    -------------
                                                                                     (In millions of dollars)

     Accounts payable                                                            $     235         $      456
     Payroll and vacation pay                                                           27                 26
     Payroll, property, and miscellaneous taxes                                         30                 32
     Other employee benefits liability (Note 8)                                         29                 29
     Restructure costs (Note 5)                                                         24                 17
Other                                                                                  146                279
                                                                                 ---------         ----------
          Total                                                                  $     491         $      839
                                                                                 =========         ==========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.   Consolidated Statement of Cash Flows

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:

                                                                  2000              1999               1998
                                                             -----------         ---------         ----------
                                                                          (In millions of dollars)

     Income taxes                                            $      (26)         $    (77)         $     (80)
     Cost of borrowed funds (Note 3)                                154               154                151


The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

During the years ended December 31, 2000, 1999 and 1998, gross payments for asbestos litigation claims filed against Fibreboard were approximately $820 million, $136 million and $129 million, respectively, all of which were paid/reimbursed by Fibreboard's insurers or the Fibreboard Settlement Trust.

16.   Leases

The Company leases certain manufacturing equipment and office and warehouse facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2015. Total rental expense charged to operations was $185 million in 2000, $143 million in 1999, and $130 million in 1998. At December 31, 2000, the minimum future rental commitments under noncancellable leases with initial maturities greater than one year payable over the remaining lives of the leases are:

                                                                Minimum Future
                                Period                       Rental Commitments
                                                             ------------------
                                                           (In millions of dollars)

                                 2001                              $       66
                                 2002                                      66
                                 2003                                      52
                                 2004                                      50
                                 2005                                      30
                           2006 through 2015                              159
                                                                   ----------
                                                                    $     423

Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be accepted or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections as to leases of real property through June 4, 2001, and may grant further extensions.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   Stock Compensation Plans

The Company  currently has three stock-based  compensation  plans. The Company's
Stock Performance Incentive Plan ("SPIP") grants stock options, restricted stock, performance restricted stock and phantom performance units. The Owens Corning 1995 Stock Plan ("95 Stock Plan") grants options, restricted stock and performance stock awards. The SPIP and the 95 Stock Plan (collectively, the "Plans"), permit up to 2 percent and 1 percent, respectively, of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, independently for each plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year's allocation (determined by using 25% of the current year's allocation). These shares are also subject to the 25% limit for restricted stock awards. During 2000, the maximum number of shares available under the Plans for stock awards was 2,100,425 shares. The following are descriptions of the awards granted under the Plans:

Stock Options
-------------

    Under the Plans, the exercise prices of each option equal the market price of the Company's common stock on the date of grant and an option's maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the compensation committee of the Board of Directors. During 2000, 1999 and 1998, respectively, 1,531,244, 1,930,292 and 1,747,472 stock options were awarded under the Plans.

Restricted Stock Awards
-----------------------

    Under the Plans, compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions lapse, subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2006. At December 31, 2000, the Company had 286,629 shares of restricted stock outstanding. During 2000, 1999 and 1998, 11,000, 284,500 and 64,550 shares of restricted stock were granted, respectively. The weighted-average grant-date fair value for shares granted was $15.38, $34.81, and $30.36 for 2000, 1999 and 1998
    respectively.

Performance Restricted Stock Awards
-----------------------------------

    Under the Plans, certain officers are awarded performance shares. Performance shares represent the opportunity to earn up to a specified number of shares of the Company's common stock, if the Company achieves specified performance goals during the designated performance period. Any portion of the award not earned during the performance period is forfeited by the officer at the end of such period. Compensation expense is measured based on market price of the Company's common stock and is recognized over the performance period, which is generally three years. At December 31, 2000, the Company had 27,330 units outstanding and none were granted during 2000 and 1999. During 1998, 46,600 performance shares were granted.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   Stock Compensation Plans (continued)

Phantom Performance Units
-------------------------

    Under the Plans, certain officers are awarded phantom performance units. Each unit provides the holder the opportunity to earn a cash award equal to the fair market value of the Company's common stock upon the attainment of certain performance goals. Any portion of the award not earned during the performance period is forfeited by the officer at the end of such period. Compensation expense is measured based on market price of the Company's common stock and is recognized over the performance period, which is generally three years. At December 31, 2000, the Company had 48,313 phantom performance units outstanding and none were granted during 2000 and 1999. During 1998, 65,750 units were awarded.

Performance Stock Awards
------------------------

    Under the Plans, certain employees are awarded unrestricted stock based upon achievement of certain goals within a designated performance period. Compensation cost for these awards is accrued over the performance period based upon a base compensation level and the performance level achieved. Stock awards are issued in the year subsequent to the performance period. The number of shares issued is based upon the market price of the stock on date of issuance and the level of compensation earned. In 2000, 1999 and 1998, respectively, 638,541, 267,711 and 74,854 shares were issued to employees.

The Company also has a plan to award stock and stock options to non-employee directors. The receipt of the stock awards may be deferred at the discretion of the directors. Approximately 343,500 shares were available under this plan at December 31, 2000. As of December 31, 2000, 24,259 deferred awards were outstanding. In 2000, there were no options issued, however, 5,000 stock awards were granted, 1,000 of which were issued. In 1999, 10,000 options and 5,000 stock awards were granted, 500 of which were issued. In 1998, no options and 5,500 stock awards were granted, 500 of which were issued. The weighted-average grant-date fair value for shares granted was $17.97, $36.53 and $40.72 for 2000, 1999 and 1998, respectively.

The Company applies Financial Accounting Standards Board Statement No. 123 (SFAS
123) for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123. All stock options issued by the Company are exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost has been recognized for any of the options granted under the Plans. The compensation cost that has been recorded for awards other than options was $1 million in 2000 and $21 million in 1999 and 1998.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   Stock Compensation Plans (continued)

A summary of the status of the Company's plans that issue options as of December 31, 2000, 1999, and 1998 and changes during the years ending on those dates is presented below:

                                            2000                      1999                         1998
                                            ----                      ----                         ----

                                           Weighted-                   Weighted-                    Weighted-
                             Number        Average      Number         Average       Number         Average
                             of            Exercise     of             Exercise      of             Exercise
                             Shares        Price        Shares         Price         Shares         Price
                             ------        ---------    ------         ---------     ------         ---------

Beginning of Year            7,720,367     $   36.29    6,095,968      $   36.72      5,126,158     $   38.15

Options granted              1,531,244     $   15.37    1,940,292      $   34.81      1,747,472     $   32.17

Options exercised                 (183)    $   15.37      (79,850)     $   28.66       (495,797)    $   32.74

Options canceled            (1,120,899)    $   31.68     (236,043)     $   38.02       (281,865)    $   41.62
                            ------------               ------------                    ---------


End of year                    8,130,529   $   32.98    7,720,367      $   36.29       6,095,968    $   36.72
                             ===========                =========                      =========


Exercisable                    4,903,779   $   37.42    4,426,982      $   37.22       3,568,291    $    36.60

Weighted-average
fair-value of options
granted during the
year                                       $     7.03                  $   12.14                    $    10.96


The following table summarizes information about options outstanding at December 31, 2000:

                                        Options Outstanding                             Options Exercisable
                        -------------------------------------------------        -------------------------------
                           Number                 Weighted-Average                 Number        Weighted-
    Range of             Outstanding          Remaining          Exercise        Exercisable      Average
Exercise Prices          at 12/31/00      Contractual Life         Price         at 12/31/00     Exercise Price
---------------          -----------      ----------------    -----------        -----------     --------------

$ 14.187 - $26.750          1,567,055            7.85          $16.393               236,103       $22.142
$ 28.437 - $34.625          1,643,371            4.31          $29.950             1,265,290       $30.397
$ 34.812 - $37.500          2,207,529            6.69          $35.612               857,720       $36.846
$ 37.812 - $44.250          1,677,668            4.68          $40.624             1,509,760       $40.898
$ 44.750 - $47.000          1,034,906            4.98          $44.910             1,034,906       $44.910

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   Stock Compensation Plans (continued)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions by year:


               Assumptions                          2000              1999             1998
         ----------------------                     ------------------------------------------

         Risk-free interest rate                     6.50%              4.79%          5.46%
         Expected life (in years)                       5                  5              5
         Expected volatility                        40.72%             32.44%         29.89%
         Expected dividends                           .00%               .61%           .69%


Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                 2000         1999         1998
                                                               ---------    ---------   --------
                                                           (In millions of dollars, except share data)

    Net income (loss)                    As reported          $   (478)     $    270    $     (705)
                                         Pro forma            $   (487)     $    260    $     (714)

    Basic net income                     As reported          $  (8.71)     $   4.98    $    (13.16)
       (loss) per share                  Pro forma            $  (8.88)     $   4.80    $    (13.33)

    Diluted net income                   As reported          $  (8.71)     $   4.67    $    (13.16)
        (loss) per share                 Pro forma            $  (8.88)     $   4.50    $    (13.33)


The following table reconciles the net income (loss) and weighted average number of shares used in the basic earnings per share calculation to the net income
(loss) and weighted average number of shares used to compute diluted earnings per share.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   Stock Compensation Plans (continued)

                                                                                2000            1999          1998
                                                                            -----------     ------------  ------------
                                                                          (In millions of dollars, except share data)

Net income (loss) used for basic earnings per share                         $    (478)      $    270      $     (705)

Net income effect of assumed conversion of
   preferred securities                                                             -              8               -
                                                                            ---------       --------      ----------

Net income (loss) used for diluted earnings per share                       $    (478)      $    278      $     (705)
                                                                            ==========      ========      ===========
Weighted average number of shares outstanding
   used for basic earnings per share (thousands)                               54,816         54,083          53,579

     Deferred awards and stock options                                              -            803               -

     Shares from assumed conversion of
        preferred securities                                                        -          4,566               -
                                                                            ---------       --------      ----------

Weighted average number of shares outstanding and
   common equivalent shares used for diluted earnings
   per share (thousands)                                                       54,816         59,452          53,579
                                                                             ========       ========       =========

During 2000 and 1998, diluted shares outstanding exclude approximately 4.6 million common shares from the potential conversion of certain preferred securities of a subsidiary (Note 7) due to their anti-dilutive effect. For the years ended December 31, 2000, and December 31, 1998, diluted shares also exclude approximately 500 thousand and 700 thousand shares respectively, due to their anti-dilutive effect.

18.      Derivative Financial Instruments and Fair Value of Financial
         Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to help meet financing needs and to reduce exposure to fluctuating foreign currency exchange rates and interest rates. The Company is exposed to credit loss in the event of nonperformance by the other parties to the financial instruments described below. However, the Company does not anticipate nonperformance by the other parties. The Company does not engage in trading activities with these financial instruments and does not generally require collateral or other security to support these financial instruments. The amounts of derivatives summarized in the foreign exchange risk and interest rate risk management section below do not generally represent the amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged were calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, or financial or other indexes.

Foreign Exchange Risk and Interest Rate Risk Management
-------------------------------------------------------

The Company enters into various types of derivative financial instruments to manage its foreign exchange risk and interest rate risk, as indicated in the following table.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Derivative Financial Instruments and Fair Value of Financial Instruments (continued)


                                                     Notional Amount         Notional Amount
                                                    December 31, 2000       December 31, 1999
                                                    -----------------       -----------------
                                                            (In millions of dollars)
     Forward currency exchange contracts                 $     9                $    203
     Combined interest rate currency swaps                     -                     140
     Options purchased                                         -                       1
     Currency swaps                                            -                     190
     Interest rate swaps                                      18                     151

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. As of December 31, 2000, the Company has 3 forward currency exchange contracts maturing in 2001 which exchange less than 1 million Euro, approximately 1 million U.S. dollars and less than 1 million British pounds. As of December 31, 1999, the Company had 26 forward currency exchange contracts which matured in 2000 that exchanged 89 million Euro, 32 million U.S. dollars, 23 million British pounds, 255 million Norwegian krone, and various other currencies. Gains and losses on these foreign currency hedges are included in the carrying amount of the related assets and liabilities.

During 2000 and 1999, the Company also entered into a foreign currency exchange contract to reduce its exposure to certain U.S. dollar - denominated debt instruments in China. The 2000 contract, which matures in 2001, will exchange approximately 66 million Chinese renminbi against approximately 8 million U.S. dollars. The 1999 contract, which matured in 2000, exchanged approximately 67 million Chinese renminbi against approximately 8 million U.S. dollars.

Cross currency interest rate swaps
----------------------------------

During 2000, the Company invested excess cash in South America in Brazilian certificates of deposit, treasury bonds and debentures. At the same time these investments are made, the Brazilian real are swapped into U.S. dollars at a U.S. dollar interest rate with perfectly matching investment amounts and maturity dates. At December 31, 2000, there were 17 such cross-currency interest rate swaps outstanding at a notional amount of $18 million U.S. dollars.

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

The Company enters into combined interest rate currency swaps to hedge its equity investments in certain foreign subsidiaries to manage its exposure against fluctuations in foreign currency rates. As of December 31, 1998, the Company had three combined interest rate currency swaps which matured in 1999 to manage this exposure. These contracts exchanged 921 million Belgian francs, 50 million French francs, 17 million Dutch guilders and 50 million U.S. dollars. At December 31, 2000, and 1999, deferred gains of $9 million and $11 million, respectively, are included as a component of stockholders' equity.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Derivative Financial Instruments and Fair Value of Financial Instruments (continued)

The Company had a cross-currency swap converting from Deutsche marks into U.S. dollars to hedge the interest and principal payments of its 7.25% Deutsche mark bonds, due in 2000. The agreement establishes a fixed interest rate of 11.1%. This instrument was canceled during 2000 prior to the Filing.

During 1999, the Company entered into an interest rate swap to convert one half of the principal payments on its $250 million debt issuance from a fixed rate of 7.0% to a floating LIBOR rate. This instrument was canceled in 2000 by the financial institution as a result of the Filing.

During 1997, the Company entered into interest rate swaps to manage its interest rate risk. As of December 31, 1997, the Company had seven ordinary interest rate swaps that effectively converted an aggregate principal amount of $350 million of variable rate long-term debt into fixed rate borrowings. These swaps were terminated during 1998, resulting in the deferral of a loss of approximately $8 million which is being amortized through 2002. For the year ended December 31, 1998, a loss of approximately $1 million related to these swaps has been recorded as a component of cost of borrowed funds.

During 1997, the Company entered into three interest rate swaps as a hedge against interest rate fluctuation on an anticipated refinancing of the Trust Preferred Hybrid Securities. These swaps were intended to lock in an interest rate of 6.3% on a notional amount of $150 million. During 1998, the Company terminated these swaps and incurred an $8 million loss on the transaction. This loss was recorded as other operating expenses on the Company's consolidated statement of income (loss) for the year ended December 31, 1998.

Other Financial Instruments with Off-Balance-Sheet Risk
-------------------------------------------------------

As of December 31, 2000 and 1999, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of $35 million and $125 million, respectively. As of December 31, 2000, approximately $20 million of such indebtedness was alleged to be in default as a result of the Filing. The affected affiliate is in negotiations with its lenders concerning the status of this indebtedness. While the Company believes that the affected affiliate should be able to restructure its indebtedness, if the negotiations are unsuccessful, it is possible that the lender will attempt to enforce the related guarantee against Owens Corning. Subject to the foregoing uncertainties, the Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk
-----------------------------

As of December 31, 2000, and 1999, the Company has no significant group concentrations of credit risk.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Derivative Financial Instruments and Fair Value of Financial Instruments (continued)

        Restricted Cash and Marketable Securities - Fibreboard
        ------------------------------------------------------

        The fair values of cash and marketable securities in the Fibreboard Settlement Trust have been estimated by traded market values or by obtaining quotes from brokers.

        Long-term Notes Receivable
        --------------------------

        The fair value has been estimated using the expected future cash flows discounted at market interest rates.

        Long-term Debt
        --------------

        The fair value of the Company's long-term debt which is not subject to compromise has been estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The Company is unable to estimate the fair value of long-term debt of the Debtors which is subject to compromise at December 31, 2000, due to the uncertainties associated with the Filing.

        Foreign Currency Swaps and Interest Rate Swaps
        ----------------------------------------------

        The fair values of foreign currency swaps and interest rate swaps have been estimated by traded market values or by obtaining quotes from brokers.

Forward currency exchange contracts, option contracts, and financial guarantees
-------------------------------------------------------------------------------

The fair values of forward currency exchange contracts, option contracts, and financial guarantees are based on fees currently charged for similar agreements or on the estimated cost to terminate these agreements or otherwise settle the obligations with the counter parties at the reporting date.

The estimated fair values of the Company's financial instruments as of December 31, 2000, and 1999, which have fair values different than their carrying amounts, are as follows:

                                                                  2000                    1999
                                                                  ----                    ----
                                                        Carrying         Fair         Carrying         Fair
                                                         Amount          Value        Amount           Value
                                                         ------          ------       -------          -----
                                                                        (In millions of dollars)
Assets
------

  Long-term notes receivable                           $       24       $      24     $       15    $      13

Liabilities
-----------

  Long-term debt                                                7               7          1,764        1,654

Off-Balance-Sheet Financial
---------------------------
  Instruments - Unrealized gains (losses)
  --------------------------------------

   Currency swaps                                               -               -              -           19
   Interest rate swaps                                          -               1              -           (1)
   Combined interest rate currency swaps                        -               -              -            4
   Forward currency exchange contracts                          -               -              -           (1)


                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Derivative Financial Instruments and Fair Value of Financial Instruments (continued)

As of December 31, 2000 and 1999, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

Accounting Changes
------------------

We have assessed the impact of SFAS 133 on our financial statements and will adopt this accounting change effective January 1, 2001. We have completed an inventory of both our freestanding derivatives, including forward contracts, option contracts, currency swaps and interest rate swaps, and derivatives which are embedded in other contracts.

Under the current literature and interpretations of the pronouncements, we have assessed our current derivatives position and have determined that adoption at January 1, 2001, would result in a gain of approximately $20 million in net income and will result in a deferred gain of $1 million in other comprehensive income. However, there are additional interpretations currently under review by the Financial Accounting Standards Board which could change the accounting treatment and classification of the affected instruments resulting in only an immaterial gain reflected in net income.

19.      Contingent Liabilities

Asbestos Liabilities
--------------------

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)

Numerous claims have been asserted against Owens Corning alleging personal injuries arising from inhalation of asbestos fibers. Virtually all of these claims arise out of Owens Corning's manufacture, distribution, sale or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture and distribution of which was discontinued in 1972. Owens Corning received approximately 18,000 asbestos personal injury claims during 2000, approximately 32,000 such claims during 1999 and approximately 69,000 such claims during 1998.

Prior to October 5, 2000, when the Debtors, including Fibreboard (see Item B below), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, the vast majority of asserted asbestos personal injury claims were in the process of being resolved through the National Settlement Program described below. As a result of the Filing, all pre-petition asbestos claims and pending litigation against the Debtors, including without limitation claims arising under the National Settlement Program, were automatically stayed (see Note 1). Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to a plan or plans of reorganization. Owens Corning is unable to determine at this time whether asbestos-related claims asserted against Fibreboard will be treated in the same manner as those asserted against Owens Corning in any such plan or plans.

National Settlement Program
---------------------------

Beginning in late 1998, Owens Corning implemented a National Settlement Program ("NSP") to resolve personal injury asbestos claims through settlement agreements with individual plaintiffs' law firms. The NSP was intended to better manage the asbestos liabilities of Owens Corning and Fibreboard (see Item B

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.      Contingent Liabilities (continued)

below), and to help Owens Corning better predict the timing and amount of indemnity payments for both pending and future asbestos claims.

The number of law firms participating in the NSP expanded from approximately 50 when the NSP was established to approximately 120 as of the Petition Date. Each of these participating law firms agreed to a long-term settlement agreement which varied by firm ("NSP Agreement") extending through at least 2008 which provided for the resolution of their existing asbestos claims, including unfiled claims pending with the participating law firm at the time it entered into an NSP Agreement ("Initial Claims"). The NSP agreements also established procedures and fixed payments for resolving without litigation claims against either Owens Corning or Fibreboard, or both, arising after a participating firm entered into an NSP Agreement ("Future Claims").

Terms and Conditions of NSP Agreements
--------------------------------------

Settlement amounts for both Initial Claims and Future Claims were negotiated with each firm participating in the NSP, and each firm was to communicate with its respective clients to obtain authority to settle individual claims. Payments to individual claimants were to vary based on a number of factors, including the type and severity of disease, age and occupation. All such payments were subject to delivery of satisfactory evidence of a qualifying medical condition and exposure to Owens Corning's and/or Fibreboard's products, delivery of customary releases by each claimant, and other conditions. Certain claimants settling non-malignancy claims with Owens Corning and/or Fibreboard were entitled to an agreed pre-determined amount of additional compensation if they later developed a more severe asbestos-related medical condition.

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

Owens Corning and Fibreboard (see Item B below) each retained the right to terminate any individual NSP Agreement if in any year more than a specified number of plaintiffs represented by the plaintiffs' firm in question rejected and ultimately opted out of such agreement. Opt out procedures were specified in the settlement agreements, and provided for mediation and further negotiation before a claimant could pursue his or her case in the court system. Through the Petition Date, fewer than 300 claimants had elected to reject the original settlement proposal, and to mediate under the terms of the NSP Agreement.

As of the Petition Date, the NSP covered approximately 240,000 Initial Claims, approximately 147,000 of which had satisfied all conditions to final settlement, including receipt of executed releases, or other resolution (the "Final NSP Settlements") at an average cost per claim of approximately $9,000. As of the Petition Date, approximately 83,000 of such Final NSP Settlements had been paid in full or otherwise resolved, and approximately 64,000 were unpaid in whole or in part. As of such date, the remaining balance payable under NSP Agreements in connection with these unpaid Final NSP Settlements was approximately $560 million. Through the Petition Date, Owens Corning had received approximately 3,800 Future Claims under the NSP.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of claims thereunder will be treated under the terms of any plan or plans of reorganization.

Non-NSP Claims
--------------

As of the Petition Date, approximately 36,000 asbestos personal injury claims were pending against Owens Corning outside the NSP. This compares to approximately 25,300 such claims pending on December 31, 1999. The information needed for a critical evaluation of pending claims, including the nature and severity of disease and definitive identifying information concerning claimants, typically becomes available only through the discovery process or as a result of settlement negotiations, which often occur years after particular claims are filed. As a result, Owens Corning has limited information about many of such claims, and the actual number of pending claims may vary from the numbers indicated.

Owens Corning resolved (by settlement or otherwise) approximately 10,200 asbestos personal injury claims outside the NSP during 1998, 4,800 such claims during 1999 and 3,100 such claims during 2000 prior to the Petition Date. The average cost of resolution was approximately $35,900 per claim for claims resolved during 1998, $34,600 per claim for claims resolved during 1999, and $44,800 per claim for claims resolved during 2000 prior to the Petition Date. As a rule, these claims were settled as they were scheduled for trial, and they typically involved more serious injuries and diseases. Accordingly, Owens Corning does not believe that such average costs of resolution are representative of the value of the non-NSP claims then pending against the Company.

During the implementation of the NSP, Owens Corning attempted to settle individual non-NSP claims for amounts generally consistent with payments to NSP claimants. Such settlements were preferable to trials, provided that the agreed settlement was fair in relation to similarly situated NSP claimants, because both the timing and amount of such payments were more predictable. Beginning in late 1999, Owens Corning received a number of settlement demands from non-NSP plaintiffs' counsel which exceeded historical settlement averages for similar cases and were higher than the settlement values of such cases within the NSP. In addition, during the third quarter of 2000 Owens Corning began to see evidence that a higher than anticipated number of new asbestos-related claims, particularly claims alleging serious medical impairment, were being filed by non-NSP firms, including firms without significant prior asbestos litigation experience against Owens Corning.

At this time, Owens Corning is unable to predict the manner in which non-NSP claims will be treated under the terms of any plan or plans of reorganization.

Asbestos-Related Payments
-------------------------

During 1999 and 2000 (prior to the Petition Date), Owens Corning (excluding Fibreboard) made asbestos-related payments falling within four major categories:
(1) Settlements in respect of verdicts incurred or claims resolved prior to the implementation of the NSP ("Pre-NSP Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and (4) Defense, claims processing and administrative expenses, as follows:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

                                                                                (In millions of dollars)
                                                                                                    2000 (through
                                                                      1999                         October 4, 2000)
                                                                      ----                         ----------------

Pre-NSP Settlements                                                  $   170                             $    51
NSP Settlements                                                          570                                 538
Non-NSP Settlements                                                       30                                  42
Defense, Claims Processing and
  Administrative Expenses                                                 90                                  54
                                                                     -------                             -------
                                                                     $   860                             $   685
                                                                     =======                             =======


Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At December 31, 2000, approximately $164 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets (under the caption "Restricted cash - asbestos related") and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below). At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will be under the terms of any plan or plans of reorganization.

All amounts discussed above are before tax and application of insurance recoveries.

Tax Legislation
---------------

In the spring of 2000, the United States House of Representatives introduced proposed legislation (HR 4543) to exempt investment income earned by an asbestos-related trust from federal income tax, and to allow asbestos defendants to carry-back net operating losses ("NOLs") created by asbestos payments to the years in which the products containing asbestos were produced or distributed (and to each subsequent year) in order to obtain a refund of federal income taxes paid in those periods. In the case of Owens Corning, this would entitle the Company to carry-back its NOLs to the early 1950s. The exemption of investment income would benefit the Fibreboard Settlement Trust (described below) by having the effect of enlarging the corpus of the trust through tax-free interest accumulation. While HR 4543 did not pass during the 106th Congress, the bill received strong bipartisan support in the form of 92 cosponsors, including 25 members of the House Ways and Means Committee. Key members of the House Ways and Means Committee have recently sent written notice to their colleagues advising of their intent to introduce the Asbestos Tax Fairness Bill (previously HR 4543) during the current 107th Congress. However, there can be no assurance that any such legislation will be introduced or, if introduced, ultimately enacted. Moreover, as a result of the Filing, there is uncertainty regarding the impact of the proposed tax legislation on the Debtors' respective estates.

Other Asbestos-Related Litigation
---------------------------------

As previously reported, the Company believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or exacerbated by cigarette smoking. Owens Corning and Fibreboard are pursuing litigation against tobacco companies (discussed below) to obtain payment of

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

monetary damages (including punitive damages) for payments made by Owens Corning and Fibreboard to asbestos claimants who developed smoking related diseases.

In October 1998, the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven tobacco companies and several other tobacco industry defendants. The court has set a mid-June 2001 trial date for this action. In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same tobacco companies. The court has set a mid-July 2001 trial date for this action. There can be no assurance that either case will be successful.

Insurance
---------

As of December 31, 2000, Owens Corning's financial statements reflect $59 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. Most of this amount represents unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning has estimated its probable recoveries. Owens Corning also has a significant amount of other unconfirmed potential non-products coverage with excess level carriers. Owens Corning is actively pursuing non-products insurance recoveries under these policies. The amount and timing of recoveries from excess level policies will depend on subsequent negotiations and/or proceedings.

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

Reserve
-------

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of $1.1 billion in 1996, $1.4 billion in 1998, and $1.0 billion during the second quarter of 2000. The $1.0 billion increase in the reserve in the second quarter of 2000 was made as a result of Owens Corning's review during the second quarter of the sufficiency of its provision for asbestos-related liabilities in light of recent trends and developments in the administration of the NSP and in asbestos litigation generally.

As of December 31, 2000, a reserve of approximately $2.2 billion in respect of Owens Corning's asbestos-related liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "LIABILITIES SUBJECT TO COMPROMISE." For prior periods, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Reserve for asbestos litigation claims."

The approximate balances of the components of the reserve at December 31, 1999 and at September 30, 2000 were:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

                                                                December 31, 1999                 September 30, 2000
                                                                -----------------                 ------------------
                                                                           (In billions of dollars)

NSP backlog                                                           $    1.10                          $     1.10
Non-NSP backlog                                                            0.20                                0.30
Future Claims                                                              0.30                                0.70
Defense, Claims Processing and
  Administrative Expenses                                                  0.20                                0.10

In connection with this asbestos reserve, Owens Corning notes that:

- The "NSP backlog" component represented the remaining estimated cost of resolving Initial Claims under the NSP.

- The "Non-NSP backlog" component represented the estimated cost of resolving asbestos personal injury claims pending against Owens Corning outside the NSP.

-      The "Future claims" component represented the estimated cost of resolving
       (i) Future Claims under the NSP and (ii) non-NSP claims subsequently made.

As Owens Corning has discussed in previous public filings, any estimate of its liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. As discussed further below, such uncertainties significantly increased as a result of the Chapter 11 Cases. Prior to the Petition Date, such variables included, among others, the cost of resolving pending non-NSP claims; the disease mix and severity of disease of pending NSP claims; the number, severity of disease, and jurisdiction of claims filed in the future (especially the number of mesothelioma claims); how many future claimants were covered by an NSP Agreement; the extent, if any, to which individual claimants exercised a right to opt out of an NSP Agreement and/or engage counsel not participating in the NSP; the extent, if any, to which counsel not bound by an NSP Agreement undertook the representation of asbestos personal injury plaintiffs against Owens Corning; the extent, if any, to which Owens Corning exercised its right to terminate one or more of the NSP Agreements due to excessive opt-outs or for other reasons; and Owens Corning's success in controlling the costs of resolving future non-NSP claims.

The Chapter 11 Cases significantly increase the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against Owens Corning and may have the effect of increasing the number and ultimate cost of resolution of such claims, perhaps substantially. In particular, the status of the NSP Agreements and the treatment of pending and future claims thereunder will depend on the outcome of negotiations among the various constituencies in the Chapter 11 Cases and determinations by the Bankruptcy Court as to the issues involved, none of which can be predicted at this time. The uncertainties associated with the status of the NSP Agreements and the treatment of claims thereunder include the following:

- It is possible that one or more constituencies in the Chapter 11 Cases may seek to set aside the NSP Agreements on various grounds. In any event, it is highly uncertain how any plan or plans of

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

         reorganization will treat the various types of NSP claims, including without limitation claims with no evidence of significant medical impairment, or whether such unimpaired claims will be treated as allowed claims thereunder.

- The settlement values for specified categories of disease set forth in the NSP Agreements were established by arms-length negotiations with the participating law firms in circumstances very different from those prevailing in the Chapter 11 Cases. The settlement values available to individual claimants under the arrangements to be included in any plan or plans of reorganization may vary substantially from those contemplated by the NSP Agreements. Because Owens Corning's estimate of liabilities in respect of non-NSP claims assumed payment of settlement values similar to those contained in the NSP Agreements, such estimate is subject to similar uncertainty.

Additional uncertainties raised by the Chapter 11 Cases include the following:

- As a result of the Filing, all of the holders of pre-petition asbestos claims against Owens Corning or Fibreboard will be required to comply with formal proof of claim requirements in order to have their claims taken into account as allowed claims. Moreover, the Filing, including the significant publicity associated with the Chapter 11 Cases and notices required by the Bankruptcy Code that must be given to creditors and other parties in interest, has significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of not only pre-petition claims but also additional claims that may be asserted in the course of the Chapter 11 Cases. Among other things, it is not possible to predict at this time how many proofs of claim will be timely filed, how many proofs of claim will represent allowed claims, or the aggregate value of such allowed claims.

- Owens Corning anticipates that the number and estimated aggregate value of allowed future claims will be determined as a result of negotiations involving a legal representative for the class of future asbestos claimants and the other interested constituencies, or if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations at this time.

Ultimately, Owens Corning's (and Fibreboard's) total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court following the bar date for submission of proofs of claim, taking into account numerous factors not present in Owens Corning's pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed and the total amount of future asbestos claims allowed.

At December 31, 2000, as a result of the Filing and the uncertainties referred to above, the approximate balances of the components of Owens Corning's asbestos-related reserve were:

                                                                                   Balance
                                                                                   -------
                                                                          (In billions of dollars)
Unpaid Final Settlements (NSP and other)                                           $ 0.70
Other Pending and Future Claims                                                      1.50

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

In connection with this asbestos reserve, Owens Corning notes that:

- The "Unpaid Final Settlements" component represented the remaining estimated cost for all asbestos personal injury claims pending against Owens Corning which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.

- The "Other Pending and Future Claims" component represented the estimated cost of resolving (i) asbestos personal injury claims pending against Owens Corning which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Owens Corning which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Owens Corning made after the Petition Date.

Owens Corning will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a revision to the reserve is appropriate until significant developments occur during the course of the Chapter 11 Cases, including resolution of the uncertainties described above. Any such revision could, however, be material to the Company's consolidated financial position and results of operations in any given period.

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure. Fibreboard received approximately 21,600 asbestos personal injury claims during 2000. Prior to the Petition Date, the vast majority of Fibreboard asbestos personal injury claims were in the process of being resolved through the NSP, as described below. As a result of the Filing, all pre-petition asbestos claims and pending litigation against the Debtors were automatically stayed (see Note 1). Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to a plan or plans of reorganization. Owens Corning is unable to determine at this time whether asbestos-related claims asserted against Fibreboard will be treated in the same manner as those asserted against Owens Corning in any such plan or plans.

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

As of the Petition Date, the NSP covered approximately 212,000 Initial Claims against Fibreboard, approximately 115,000 of which had satisfied all conditions to final settlement, including receipt of executed releases, or other resolution as Final NSP Settlements at an average cost per claim of approximately $7,500. As of the Petition Date, approximately 55,000 of such Final NSP Settlements had

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

been paid in full or otherwise resolved and approximately 60,000 were unpaid in whole or in part. As of such date, the remaining balance payable under NSP Agreements in connection with these unpaid Final NSP Settlements was approximately $380 million. The NSP Agreements also provided for the resolution of Future Claims against Fibreboard through the administrative processing arrangement described in Item A. Through the Petition Date, Fibreboard had received approximately 3,800 Future Claims under the NSP.

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of Fibreboard claims thereunder will be treated under the terms of any plan or plans of reorganization.

Non-NSP Claims
--------------

As of the Petition Date, approximately 15,000 asbestos personal injury claims were pending against Fibreboard outside the NSP. This compares to approximately 1,000 such claims pending on December 31, 1999. Fibreboard resolved (by settlement or otherwise) approximately 2,300 asbestos personal injury claims outside the NSP during 2000 prior to the Petition Date at an average cost of resolution of approximately $45,000 per claim. Generally, these claims were settled as they were scheduled for trial, and they typically involved more serious injuries and diseases. Accordingly, Owens Corning does not believe that such average costs of resolution are representative of the value of the non-NSP claims then pending against Fibreboard.

At this time, Owens Corning is unable to predict the manner in which Fibreboard non-NSP claims will be treated under the terms of any plan or plans of reorganization.

Insurance Settlement
--------------------

In 1993, Fibreboard and two of its insurers, Continental Casualty Company ("Continental") and Pacific Indemnity Company ("Pacific"), entered into the Insurance Settlement. The Insurance Settlement became effective in the fourth quarter of 1999, is final and is not subject to appeal.

Since 1993, Continental and Pacific paid, either directly or through an escrow account funded by them, for substantially all settlements of asbestos claims reached prior to the initiation of the NSP. Under the Insurance Settlement, Continental and Pacific provided $1,873 million during the fourth quarter of 1999 to fund costs of resolving pending and future asbestos claims, whether under the NSP, in the tort system, or otherwise.

As of December 31, 2000, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1,104 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $170 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard
Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. At December 31, 2000, these assets were reflected as current assets, denoted "Restricted cash and securities - Fibreboard." See Note 20 for additional information concerning the Fibreboard Settlement Trust.

At this time, Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization.

Asbestos-Related Payments
-------------------------

During 2000 (prior to the Petition Date), gross payments for asbestos-related claims against Fibreboard, all of which were paid/reimbursed by the Fibreboard Settlement Trust, fell within four major categories, as follows:

                                                                                  (In millions of dollars)

                                                                                        2000 (through
                                                                                      October 4, 2000)
                                                                                      ----------------

     Pre-NSP Settlements                                                                    $    29
     NSP Settlements                                                                            705
     Non-NSP Settlements                                                                         41
     Defense, Claims Processing and  Administrative Expenses                                     45
                                                                                            -------
                                                                                            $   820


The payments for NSP  Settlements  include  Administrative  Deposits  during the quarter in respect of Fibreboard claims. At December 31, 2000, there were approximately $170 million of Undistributed Administrative Deposits made in respect of Fibreboard claims. As described above, these Undistributed Administrative Deposits are included as restricted assets (under the caption "Restricted cash and securities - Fibreboard") on Owens Corning's consolidated balance sheet.

Reserve
-------

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As of December 31, 2000, a reserve of approximately $1.25 billion in respect of these liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "LIABILITIES SUBJECT TO COMPROMISE." For prior periods, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the
Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities (see Note 20).

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

The approximate balances of the components of the Fibreboard asbestos-related reserve at December 31, 1999 and at September 30, 2000 were:

                                                                December 31, 1999                 September 30, 2000
                                                                -----------------                 ------------------
                                                                           (In billions of dollars)

NSP backlog                                                           $    1.00                          $     0.80
Non-NSP backlog                                                            0.10                                0.10
Future Claims                                                              0.45                                0.30
Defense, Claims Processing and
  Administrative Expenses                                                  0.20                                0.05


In connection with this asbestos reserve, Owens Corning notes that:

- The "NSP backlog" component represented the remaining estimated cost of resolving Initial Claims against Fibreboard under the NSP.

- The "Non-NSP backlog" component represented the estimated cost of resolving asbestos personal injury claims pending against Fibreboard outside the NSP.

- The "Future claims" component represented the estimated cost of resolving (i) Future Claims against Fibreboard under the NSP and (ii) non-NSP claims subsequently made against Fibreboard.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard's liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing including those set forth in Item A above. In addition, as noted above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization.

At December 31, 2000, as a result of the Filing and the uncertainties referred to above, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

                                                                                   Balance
                                                                                   -------
                                                                          (In billions of dollars)
Unpaid Final Settlements (NSP and other)                                           $ 0.40
Other Pending and Future Claims                                                      0.85


In connection with this asbestos reserve, Owens Corning notes that:

- The "Unpaid Final Settlements" component represented the remaining estimated cost for all asbestos personal injury claims pending against Fibreboard which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.
-

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   Contingent Liabilities (continued)

- The "Other Pending and Future Claims" component represented the estimated cost of resolving (i) asbestos personal injury claims pending against Fibreboard which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Fibreboard which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Fibreboard made after the Petition Date.

Owens Corning will continue to review Fibreboard's asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a revision to the reserve is appropriate until significant developments occur during the course of the Chapter 11 Cases, including resolution of the uncertainties described above. Any such revision could, however, be material to the Company's consolidated financial position and results of operations in any given period.

20.   FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 19, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future asbestos claims. As of December 31, 2000, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the "Trust"). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses. While there can be no assurance that the proposed Asbestos Tax Fairness Bill discussed in Item A will be enacted by Congress, such legislation would benefit the Trust during the pendency of the Chapter 11 proceedings by eliminating the tax on investment income, thereby enlarging the corpus of the Trust through tax-free interest accumulation.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will be under the terms of any plan or plans of reorganization.

General Accounting Treatment
----------------------------

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. At December 31, 2000, these assets were reflected as current assets, denoted "Restricted cash and securities - Fibreboard". Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 19, Part
B). As of December 31, 2000, these liabilities were one of the items included in Owens Corning's consolidated balance sheet under the category "LIABILITIES SUBJECT TO COMPROMISE." For prior periods, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.   Fibreboard Settlement Trust (continued)

held in the Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases. At December 31, 2000, the Consolidated Financial Statements reflect Fibreboard's asbestos-related liabilities at $1.25 billion, with a residual obligation to charity of $24 million.

For accounting purposes, the Trust Assets are classified from time to time as "available for sale" or "held to maturity" and are reported in the Consolidated Financial Statements in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, marketable securities classified as available for sale are recorded at fair market value and marketable securities designated as held to maturity are recorded at amortized cost.

Any unrealized increase/decrease in fair market value is reflected as a change in the carrying amount of the asset on the consolidated balance sheet as well as an increase/decrease to other comprehensive income within stockholders' equity, net of tax. The residual liability that may be paid to charity will also increase/decrease, with a related decrease/increase to other comprehensive income within stockholders' equity, net of tax.

Any earnings and realized gains/losses on the Trust Assets are reflected as an increase/decrease in the carrying amount of such assets on the consolidated balance sheet as well as other income/expense on the consolidated statement of income.

The residual liability that may be paid to charity will also increase/decrease, with related other expense/ income on the consolidated statement of income. Cost for purposes of computing realized gains/losses is determined using the specific identification method.

Results for the Period Ending December 31, 2000 and 1999
--------------------------------------------------------

During 2000 and 1999 respectively, Trust Assets generated interest/dividend earnings of approximately $71 million and $17 million, which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. This income, however, has been offset by an equal charge to other expense, which represents the increase in the residual liability to charity.

Payments for asbestos litigation claims from the Trust during 2000 and 1999, respectively, were approximately $820 million and $51 million. Such payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities during 2000 and 1999 resulted in a realized gain of $2 million and less than $1 million, respectively. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At December 31, 2000, and 1999, the fair market value adjustment for those securities designated as available for sale resulted in an unrealized gain of approximately $1 million and an unrealized loss of approximately $1 million, respectively. These amounts have been reflected in the Company's consolidated balance sheet as a change to the carrying amount of the asset and to other comprehensive income. These amounts have also been reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.   Fibreboard Settlement Trust (continued)

At December 31, 2000, the fair value of Trust Assets was $1.274 billion, which was comprised of $1.092 billion of marketable securities, $30 million of cash, $18 million of outstanding payables and $170 million of restricted cash, which represents undistributed administrative deposits. These marketable securities have been classified as noncurrent assets.

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at December 31, 2000, are as follows:

                                                            Gross             Gross
                                         Amortized       Unrealized        Unrealized
                                           Cost             Gain              Loss           Fair Value
                                           ----             ----              ----           ----------
                                                            (In millions of dollars)

Corporate Bonds                          $    148       $       -           $      -         $    148
Corporate Notes                               449               1                  -              450
Municipal Bonds                               284               -                  -              284
Mutual Funds                                  116               -                  -              116
Time Deposits                                  37               -                  -               37
US Government Bonds                            57               -                  -               57
                                       ----------      ----------          ---------       ----------

Total                                     $ 1,091       $       1           $      -          $ 1,092
                                          =======       =========           ========          =======

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at December 31, 1999, are as follows:

                                                            Gross             Gross
                                         Amortized       Unrealized        Unrealized
                                           Cost             Gain              Loss           Fair Value
                                           ----             ----              ----           ----------
                                                            (In millions of dollars)

Corporate Bonds                         $      85        $      -         $        -        $      85
Corporate Notes                             1,334               -                 (1)           1,333
Municipal Bonds                               199               -                  -              199
US Government Bonds                           221               -                  -              221
                                        ---------       ---------       ------------        ---------

Total                                     $ 1,839        $      -         $       (1)         $ 1,838
                                          =======        ========         ===========         =======

Maturities of investment securities classified as available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.   Fibreboard Settlement Trust (continued)

                                                          2000                               1999
                                                          ----                               ----
                                               Amortized                           Amortized
                                                  Cost           Fair Value          Cost          Fair Value
                                                  ----           ----------          ----          ----------

Due within one year                              $     656         $    656         $  1,152        $   1,152
Due after one year through five years                    2                2               72               72
Due after five years through ten years                  51               51               87               87
Due after ten years                                    382              383              528              527
                                                 ---------         --------         --------        ---------

Total                                            $   1,091         $  1,092         $  1,839        $  1,838
                                                 =========         ========         ========        =========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the year ended December 31, 2000:

                                  Interest   Unrealized  Net Sales      Realized
                         Balance    and         Gain/       of            Gain/                                             Balance
                         12/31/99 Dividends    (Loss)   Securities       (Loss)     Adjustments     Other     Payments      12/31/00
                         -------- ---------    ------    ----------      ------     -----------     -----     --------      --------
Assets
------
Cash (Note 20)          $     -   $     -     $      -    $     832     $      -     $      -      $      -   $  (820)      $    12
Restricted Cash
  (Note 20)                   -         -            -            -            -            -           170         -           170
Marketable Securities:
  Available for Sale      1,838        71            1         (832)           2            -            12         -         1,092
                        --------- --------    --------    ---------     --------     --------      --------   --------      --------

Total Assets            $ 1,838   $    71     $      1    $       -     $      2     $      -      $    182    $  (820)      $1,274
                        ========= ========    ========    ==========    ========     ========      ========   =========     ========

Liabilities
-----------
Asbestos Litigation
  Claims (Note 20)      $ 1,750   $      -    $      -     $      -     $      -     $   150        $   170    $  (820)      $1,250
Charity                      88         71           1            -            2        (150)            12          -           24
                        --------- --------    --------     --------     --------     ---------      --------   --------     --------

Total Liabilities       $ 1,838   $    71     $      1     $      -     $      2     $     -        $   182    $  (820)      $1,274
                        ========= ========    ========     =========    ========     ========       ========   =========    ========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust activity from inception to December 31, 1999:

                                       Interest       Unrealized        Net Sales       Realized
                         Balance          and            Gain/             of             Gain/                          Balance
                         12/8/99       Dividends        (Loss)         Securities        (Loss)          Payments        12/31/99
                         -------       ---------        ------         ----------        ------          -------         --------
                                                                                        (In millions of dollars)
Assets
------
Cash                   $        -     $         -    $          -      $        51     $         -      $      (51)     $         -
Marketable Securities:
  Available for Sale   $    1,873     $        17    $         (1)     $       (51)              -               -      $     1,838
                        ----------    -----------    -------------     ------------    -----------      ----------      -----------

Total Assets           $    1,873     $        17    $         (1)     $         -     $         -     $      (51)     $     1,838
                        ==========    ===========    =============     ===========     ===========     ===========      ===========

Liabilities
-----------
Asbestos Litigation
  Claims               $    1,801    $         -     $          -      $         -     $         -      $      (51)     $     1,750
Charity                $       72    $        17     $         (1)               -               -               -      $        88
                       ----------    -----------     -------------     -----------     -----------      ----------      -----------

Total Liabilities      $    1,873    $        17     $         (1)     $         -     $         -      $      (51)     $     1,838
                       ==========    ===========     =============     ===========     ===========      ===========     ===========


                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.   quarterly financial information (unaudited)

                                                                                  Quarter
                                                   ---------------------------------------------------------------
                                                        First            Second            Third            Fourth
                                                        -----            ------            -----            ------
                                                                (In millions of dollars, except share data)
2000
----

Net sales                                          $    1,257        $   1,295         $    1,281        $   1,107

Cost of sales                                             972              996              1,036            1,010
                                                   ----------        ---------         ----------        ---------

Gross margin                                       $      285        $     299         $      245        $      97
                                                   ==========        =========         ==========        =========

Net income (loss)                                  $       48        $    (425)        $       14        $    (115)
                                                   ==========        ==========        ==========        ==========

Net income (loss) per share:

       Basic net income per share                  $      .88        $   (7.76)        $      .25        $  (2.08)
                                                   ==========        ==========        ==========        =========
         Diluted net income per share              $      .84        $   (7.76)        $      .25        $  (2.08)
                                                   ==========        ==========        ==========        =========



                                                                                  Quarter
                                                   ---------------------------------------------------------------
                                                        First            Second            Third            Fourth
                                                        -----            ------            -----            ------
                                                                     (In millions of dollars, except share data)
1999
----

Net sales                                          $    1,130        $   1,310         $    1,333        $   1,275

Cost of sales                                             869              985                984              977
                                                   ----------        ---------         ----------        ---------

Gross margin                                       $      261        $     325         $      349        $     298
                                                   ==========        =========         ==========        =========

Net income                                         $       44        $      76         $       89        $      61
                                                   ==========        =========         ==========        =========

Net income per share:

       Basic net income per share                  $      .81        $    1.41         $     1.64        $   1.11
                                                   ==========        =========         ==========        ========
         Diluted net income per share              $      .77        $    1.31         $     1.53        $   1.05
                                                   ==========        =========         ==========        ========


                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                     --------------------------------------


Number            Description                                                                Page
------            -----------                                                                ----
II                Valuation and Qualifying Accounts and Reserves -
                    for the years ended December 31, 2000, 1999,
                    and 1998..................................................................111

                         OWENS CORNING AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Column A                           Column B                  Column C                 Column D        Column E

                                                           Additions
                                                           ---------
                                                       (1)              (2)
                                  Balance at        Charged to        Charged to                       Balance
                                  Beginning        Costs and          Other                            at End
Classification                    of Period         Expenses          Accounts         Deductions     of Period
--------------                   -----------      ------------      ------------       ----------     ---------
                                                           (In millions of dollars)

FOR THE YEAR ENDED
   DECEMBER 31, 2000:
   Allowance deducted from
     asset to which it applies -
       Doubtful Accounts              $   26            $    5            $    -        $    2(A)        $   29
   Reserve to which it applies -
       Restructure Costs                  21                23                 -            11(B)            33(E)


FOR THE YEAR ENDED
   DECEMBER 31, 1999:
   Allowance deducted from
     asset to which it applies -
       Doubtful Accounts              $   23            $    5            $    -        $    2(A)        $   26
   Reserve to which it applies -
       Restructure Costs                  49                 -                 -            28(B)            21(D)

FOR THE YEAR ENDED
   DECEMBER 31, 1998:
   Allowance deducted from
     asset to which it applies -
       Doubtful Accounts              $   20            $    9            $    -        $    6(A)        $   23
   Reserve to which it applies -
       Restructure Costs                  44                93                 -            88(B)            49(C)



Notes:

(A)      Uncollectible accounts written off, net of recoveries.

(B)      Cash payments.

(C)      Includes non-current liabilities of $14 million.

(D)      Includes non-current liabilities of $4 million.

(E)      Includes non-current liabilities of $7 million.

                                  EXHIBIT INDEX
                                  -------------

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

(4)           Instruments Defining the Rights of Security Holders, Including Indentures.

              Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent (filed herewith).

              License  Agreement,  made as of  October 1,  1991,  between  Owens
              Corning and Owens-Corning Fiberglas Technology Inc. and Amendment thereto, dated as of December 8, 1993, (filed herewith).

              Standstill Agreement,  dated as of January 30, 2001, between Owens
              Corning  and  Owens-Corning   Fiberglas   Technology  Inc.  (filed
              herewith).

              License Agreement,  made as of April 27, 1999, between  Owens-
              Corning  Fiberglas  Technology Inc. and AmeriMark Building
              Products, Inc. (now Exterior Systems, Inc.) (filed herewith).

              Standstill   Agreement,   dated  as  of  January  30,  2001,
              between  Exterior  Systems,   Inc.  and Owens-Corning Fiberglas
              Technology Inc. (filed herewith).

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


                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                        Document Description
-------                       --------------------

(10)          Material Contracts.

              Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent (filed as Exhibit (4) to this annual report on Form 10-K and incorporated herein by reference).

              License  Agreement,  made as of  October 1,  1991,  between  Owens
              Corning and Owens-Corning Fiberglas Technology Inc. and Amendment thereto, dated as of December 8, 1993, (filed as Exhibit (4) to this annual report on Form 10-K and incorporated herein by reference).

              Standstill Agreement,  dated as of January 30, 2001, between Owens
              Corning and  Owens-Corning  Fiberglas  Technology  Inc.  (filed as
              Exhibit (4) to this annual report on Form 10-K and incorporated herein by reference).

              License Agreement,  made as of April 27, 1999, between  Owens-
              Corning  Fiberglas  Technology Inc. and AmeriMark Building
              Products,  Inc. (now Exterior Systems,  Inc.) (filed as Exhibit
              (4) to this annual report on Form 10-K and incorporated herein by reference).

              Standstill   Agreement,   dated  as  of  January  30,  2001,
              between  Exterior  Systems,   Inc.  and Owens-Corning  Fiberglas
              Technology  Inc.  (filed as Exhibit (4) to this annual  report on
              Form 10-K and incorporated herein by reference).

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

          * Key Management Severance Agreement with Michael H. Thaman (filed herewith).

          * Owens Corning Key Employee Retention Incentive Plan (incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June
              30, 2000).

              The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File
              No. 1-3660) for the year ended December 31, 1999:

          * - Director's Charitable Award Program, as amended.

          * - Key Management Severance Agreement with David T. Brown.

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
                   Executive Officers.

               The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998:

          *    -   Stock Performance Incentive Plan, as amended.

          *    -   Key Management Severance Agreement with Maura Abeln Smith.

          *    -   Key Management Severance Agreement with Domenico Cecere.

          *    -   Letter to Maura Abeln Smith.

          * Owens Corning Supplemental Executive Retirement Plan, effective as of January 1, 1998, (incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1998).

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

               The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1996:

          * - Long-Term Performance Incentive Plan Terms Applicable to Certain Executive Officers.

          * - Long-Term Performance Incentive Plan Terms Applicable to Officers Other Than Certain Executive Officers.

                                  EXHIBIT INDEX
                                  -------------


          * Agreement, dated as of January 1, 1995, with William W. Colville (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1994) and amendment dated September 29, 1997, (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997).

          * Executive Supplemental Benefit Plan, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1993).

          * Employment Agreement, dated as of December 15, 1991, with Glen H. Hiner (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1991), as amended by First Amending Agreement made as of April 1, 1992 (incorporated herein by reference to Exhibit (19), to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1992).

         * Form of Directors' Indemnification Agreement (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31,
               1989).

         * Deferred Compensation Plan for Directors, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1987).

(11)           Statement re Computation of Per Share Earnings (filed herewith).

(21)           Subsidiaries of Owens Corning (filed herewith).

(23)           Consent of Arthur Andersen LLP (filed herewith).


* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.