Form 10-Q
period 2001-03-31
OWENS CORNING
filed 2001-05-15
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2001

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

                                Yes / X / No / /

 Shares of common stock, par value $.10 per share, outstanding at March 31, 2001

                                   55,362,424

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (unaudited)

                                                                                          Quarter Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                    2001                2000
                                                                                    ----                ----
                                                                                     (In millions of dollars,
                                                                                        except share data)
NET SALES                                                                     $      1,067         $     1,257
COST OF SALES                                                                          896                 971
                                                                              ------------        -------------
    Gross margin                                                                       171                 286
                                                                              ------------        -------------

OPERATING EXPENSES
  Marketing and administrative expenses                                                127                 148
  Science and technology expenses                                                       10                  15
  Restructure costs (Note 4)                                                             9                   -
  Chapter 11 related reorganization items (Note 1)                                      21                   -
  Other                                                                                 21                  18
                                                                              ------------        -------------
     Total operating expenses                                                          188                 181
                                                                              ------------        -------------

INCOME (LOSS) FROM OPERATIONS                                                          (17)                105

OTHER
  Cost of borrowed funds (Note 1)                                                        4                  42
  Other                                                                                 (4)                  -
                                                                              -------------       -------------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR
  INCOME TAXES                                                                         (17)                 63

Provision (credit) for income taxes (Note 6)                                            (5)                 13
                                                                              -------------       -------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
  EQUITY IN NET INCOME (LOSS) OF AFFILIATES                                            (12)                 50

Minority interest                                                                        -                  (2)

Equity in net income of affiliates                                                       2                   -
                                                                              ------------        ------------

NET INCOME (LOSS)                                                             $        (10)       $         48
                                                                              =============       ============

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share                                             $       (.19)       $        .88
                                                                              -------------       ------------
Diluted net income (loss) per share                                           $       (.19)       $        .84
                                                                              =============       ============
Weighted average number of common shares outstanding and
  common equivalent shares during the period (in millions)

Basic                                                                                 55.0               54.6
Diluted                                                                               55.0               59.8

               The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                    March 31,       December 31,
                                                                                      2001              2000
                                                                                      ----              ----
ASSETS                                                                                (In millions of dollars)
------

CURRENT
Cash and cash equivalents                                                          $      454         $       550
Receivables                                                                               597                 488
Inventories (Note 7)                                                                      510                 469
Deferred income taxes                                                                       5                   6
Income tax receivable                                                                       5                  31
Other current assets                                                                       24                  20
                                                                                   -----------        -----------

  Total current                                                                         1,595               1,564
                                                                                   ----------         -----------

OTHER
Insurance for asbestos litigation claims (Note 12)                                         59                  59
Restricted cash and other - asbestos related (Note 12)                                    115                 164
Restricted cash, securities and other - Fibreboard (Notes 12 and 13)                    1,259               1,274
Deferred income taxes                                                                   1,063               1,075
Goodwill                                                                                  628                 636
Investments in affiliates                                                                  51                  62
Other noncurrent assets                                                                   252                 257
                                                                                   ----------          ----------

  Total other                                                                           3,427               3,527
                                                                                   ----------          ----------

PLANT AND EQUIPMENT, at cost
Land                                                                                       66                  60
Buildings and leasehold improvements                                                      661                 663
Machinery and equipment                                                                 2,764               2,717
Construction in progress                                                                  239                 327
                                                                                   ----------          ----------
                                                                                        3,730               3,767

Less:  Accumulated depreciation                                                        (1,942)             (1,946)
                                                                                   ----------          -----------

  Net plant and equipment                                                               1,788               1,821
                                                                                   ----------          ----------

TOTAL ASSETS                                                                       $    6,810          $    6,912
                                                                                   ==========          ==========

                   The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (unaudited)

                                                                              March 31,           December 31,
                                                                                2001                   2000
                                                                                ----                   ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                               (In millions of dollars)
------------------------------------

CURRENT
Accounts payable and accrued liabilities                                     $        533     $        491
Short-term debt                                                                        48               50
Long-term debt - current portion                                                       67               68
                                                                              -----------      -----------

   Total current                                                                      648              609
                                                                              -----------      -----------

LONG-TERM DEBT                                                                          7                7
                                                                              -----------      -----------

OTHER
Other employee benefits liability                                                     324              322
Pension plan liability                                                                 79               75
Other                                                                                 138              124
                                                                              -----------      -----------

  Total other                                                                         541              521
                                                                              -----------      -----------

LIABILITIES SUBJECT TO COMPROMISE (Note 1)                                          6,812            6,935
                                                                              -----------      -----------

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED SECURITIES OF ENTITIES
  HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO
  COMPROMISE                                                                          200              200
                                                                              -----------      -----------

MINORITY INTEREST                                                                      39               39
                                                                              -----------      -----------

STOCKHOLDERS' EQUITY
Preferred stock                                                                         -                -
Common stock                                                                          698              699
Deficit                                                                            (2,006)          (1,996)
Accumulated other comprehensive loss                                                 (126)             (97)
Other                                                                                  (3)              (5)
                                                                              ------------     ------------

    Total stockholders' equity                                                     (1,437)          (1,399)
                                                                              ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     6,810      $     6,912
                                                                              ===========      ===========

                     The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                             Quarter Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                        2001              2000
                                                                                        ----              ----
                                                                                       (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income (loss)                                                               $        (10)     $        48

  Reconciliation of net cash provided by operating activities:

     Noncash items:
       Provision for depreciation and amortization                                         54                48
       Provision (credit) for deferred income taxes                                        12                 4
       Other                                                                               23               (13)
  (Increase) decrease in receivables                                                     (127)             (181)
  (Increase) decrease in inventories                                                      (51)              (57)
   Increase (decrease) in accounts payable and accrued liabilities                         28               (80)
  (Increase) decrease in restricted cash and other - asbestos related
     (Note 12)                                                                             49              (256)
   Change in liabilities subject to compromise (Note 1)                                   (82)                -
   Proceeds from insurance for asbestos litigation claims, excluding
     Fibreboard (Note 12)                                                                   -                12
   Payments for asbestos litigation claims, excluding Fibreboard
     (Note 12)                                                                              -              (223)
   Other                                                                                   31                19
                                                                                  -----------       -----------

      Net cash flow from operations                                               $       (73)      $      (679)
                                                                                  ------------      ------------

NET CASH FLOW FROM INVESTING

  Additions to plant and equipment                                                $       (42)      $       (68)
  Investment in subsidiaries, net of cash acquired                                          -                (4)
  Proceeds from the sale of affiliate or business (Note 5)                                 20                50
  Other                                                                                     5                (2)
                                                                                  -----------       ------------

      Net cash flow from investing                                                $       (17)      $       (24)
                                                                                  ------------      ------------


                             The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                   (unaudited)

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2001                2000
                                                                                    ----                ----
                                                                                    (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions to long-term credit facilities                               $         -         $       655
  Other reductions to long-term debt                                                  (1)                (11)
  Net increase (decrease) in short-term debt                                          (2)                 35
  Dividends paid                                                                       -                  (4)
  Other                                                                               (1)                  -
                                                                             ------------        -----------

    Net cash flow from financing                                             $        (4)        $       675
                                                                             ------------        -----------
Effect of exchange rate changes on cash                                               (2)                 (1)
                                                                             ------------        -----------

Net decrease in cash and cash equivalents                                            (96)                (29)

Cash and cash equivalents at beginning of period                                     550                  70
                                                                             -----------         -----------

Cash and cash equivalents at end of period                                   $       454         $        41
                                                                             ===========         ===========


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

Since the Petition Date, contractual interest expense not accrued or recorded on pre-petition debt totaled $102 million, of which $50 million relates to the quarter ended March 31, 2001.

At March 31, 2001, the Company had $454 million of Cash and Cash Equivalents (of which approximately $42 million is subject to an administrative freeze pending the resolution of certain alleged set-off rights which, upon approval of the Bankruptcy Court, may be exercised by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"). At March 31, 2001, this facility had not been utilized except for approximately $18 million of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

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

Debtor-In-Possession Financial Statements
-----------------------------------------

The condensed financial statements of the Debtors are presented as follows:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                 DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                                                                                       2001
                                                                                                       ----
                                                                                             (In millions of dollars)

NET SALES                                                                                           $      916
COST OF SALES                                                                                              794
                                                                                                   -----------
     Gross margin                                                                                          122
                                                                                                   -----------

OPERATING EXPENSES
     Marketing and administrative expenses                                                                 111
     Science and technology expenses                                                                         9
     Restructure costs (Note 4)                                                                              3
     Chapter 11 reorganization items (Note 1)                                                               21
     Other (Including interest income from non-Debtors $14 million)                                         13
                                                                                                  ------------

        Total operating expenses                                                                           157
                                                                                                   -----------

LOSS FROM OPERATIONS                                                                                       (35)

OTHER
     Cost of borrowed funds                                                                                  6
     Other (Note 13)                                                                                        (4)
                                                                                                  -------------

LOSS BEFORE CREDIT FOR INCOME TAXES                                                                        (37)

Credit for income taxes                                                                                    (12)
                                                                                                   ------------

LOSS BEFORE EQUITY IN NET INCOME OF AFFILIATES                                                             (25)

Equity in net income of affiliates                                                                           2
                                                                                                  ------------

NET LOSS                                                                                            $      (23)
                                                                                                    ===========


                     The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                       DEBTOR-IN-POSSESSION BALACNE SHEET

                                                                                    March 31,             December 31,
                                                                                       2001                   2000
                                                                                       ----                   ----
                                                                                        (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents                                                        $      374             $    461
     Receivables, net                                                                        444                  338
     Receivables - non-debtors                                                               680                  672
     Inventories                                                                             387                  347
     Deferred income taxes                                                                     4                    4
     Income tax receivable                                                                     4                   31
     Other current assets                                                                     23                   18
                                                                                    ------------           ----------

           Total current                                                                   1,916                1,871
                                                                                      ----------              -------

OTHER
     Insurance for asbestos litigation claims (Note 12)                                       59                   59
     Restricted cash and other - asbestos related (Note 12)                                  115                  164
     Restricted cash, securities and other - Fibreboard (Notes 12
       and 13)                                                                             1,259                1,274
     Deferred income taxes                                                                 1,052                1,058
     Goodwill, net                                                                           528                  530
     Investments in affiliates                                                                22                   38
     Investments in non-debtor subsidiaries                                                  739                  745
     Other noncurrent assets                                                                 213                  209
                                                                                     -----------            ---------

           Total other                                                                     3,987                4,077
                                                                                      ----------              -------

PLANT AND EQUIPMENT, at cost
     Land                                                                                     40                   34
     Buildings and leasehold improvements                                                    524                  522
     Machinery and equipment                                                               2,100                2,078
     Construction in progress                                                                230                  259
                                                                                     -----------            ---------
                                                                                           2,894                2,893

  Less:  Accumulated depreciation                                                         (1,508)              (1,502)
                                                                                      -----------             -------

      Net plant and equipment                                                              1,386                1,391
                                                                                      ----------             --------

TOTAL ASSETS                                                                           $   7,289              $ 7,339
                                                                                       =========              =======



                      The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                       DEBTOR-IN-POSSESSION BALANCE SHEET

                                                                                 March 31,            December 31,
                                                                                    2001                  2000
                                                                                    ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                                   $     393                $    320
     Accounts payable and accrued liabilities - non-debtors                            47                      46
     Long-term debt - current portion                                                   -                       1
                                                                             ------------             -----------

        Total current                                                                 440                     367
                                                                                ---------               ---------

OTHER
  Other employee benefits liability                                                   311                     308
  Pension plan liability                                                               70                      68
  Other                                                                               113                      96
                                                                                ---------              ----------

        Total other                                                                   494                     472
                                                                                ---------               ---------

LIABILITIES SUBJECT TO COMPROMISE                                                   7,495                   7,623

STOCKHOLDERS' EQUITY
  Common stock                                                                        698                     699
  Deficit                                                                          (1,824)                 (1,807)
  Accumulated other comprehensive loss                                                (12)                    (12)
  Other                                                                                (2)                     (3)
                                                                              ------------             ----------

        Total stockholders' equity                                                 (1,140)                 (1,123)
                                                                                 ---------                -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  7,289                 $ 7,339
                                                                                 ========                 =======


                 The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                                   2001
                                                                                                   ----
                                                                                         (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net loss                                                                                       $     (23)
  Reconciliation of net cash provided by operating activities
        Noncash items:
            Provision for depreciation and amortization                                               38
            Credit for deferred income taxes                                                          12
            Other                                                                                     35
        Increase in receivables                                                                     (116)
        Increase in inventories                                                                      (41)
        Increase in accounts payable and accrued liabilities                                          50
        Decrease in restricted cash and other - asbestos related                                      49
        Decrease in restricted cash, securities and other - Fibreboard                                35
        Change in liabilities subject to compromise                                                 (117)
        Other                                                                                         29
                                                                                              ----------

            Net cash flow from operations                                                      $     (49)
                                                                                               ----------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                                                       $     (42)
        Other                                                                                          5
                                                                                             -----------

            Net cash flow from investing                                                       $     (37)
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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                  2001
                                                                                                  ----
                                                                                        (In millions of dollars)

NET CASH FLOW FROM FINANCING

   Other                                                                                     $      (1)
                                                                                             ----------
      Net cash flow from financing                                                           $      (1)
                                                                                             ----------

Net decrease in cash and cash equivalents                                                    $     (87)

Cash and cash equivalents at beginning of period                                                   461
                                                                                             ----------

Cash and cash equivalents at end of period                                                   $     374
                                                                                             ==========


The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

                                                                                 March 31,          December 31,
                                                                                    2001                2000
                                                                                    ----                ----
                                                                                      (amounts in millions)

  Accounts payable                                                              $      212          $      255
  Accrued interest payable                                                              40                  39
  Accrued liabilities                                                                   65                  74
  Debt                                                                               2,827               2,832
  Income taxes payable                                                                 209                 212
  Reserve for asbestos litigation claims - Owens Corning (Note 12)                   2,200               2,249
  Reserve for asbestos litigation claims - Fibreboard
    (Notes 12 and 13)                                                                1,259               1,274
                                                                                ----------           ---------

         Total consolidated                                                          6,812               6,935

         Payables to non-debtors                                                       683                 688
                                                                               -----------          ----------

         Total debtor                                                            $   7,495            $  7,623
                                                                                 =========            ========


The amounts for reorganizational items in the Consolidated and Debtor-in-Possession Income Statements consist of the following for the quarter ended March 31:

                                                                                           2001
                                                                                           ----
                                                                                (amounts in millions)

Professional fees                                                                       $    18
Payroll and compensation                                                                      7
Interest income                                                                              (5)
Litigation related expenses and other                                                         1
                                                                                        -------

     Total                                                                              $    21
                                                                                        =======

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

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                          ---------
NET SALES                                                                          2001               2000
                                                                                   ----               ----
                                                                                  (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials Systems
     United States                                                          $       785         $       929
     Europe                                                                           2                  57
     Canada and other                                                                36                  42
                                                                            -----------         -----------

        Total Building Materials Systems                                    $       823         $     1,028
                                                                            -----------         -----------

  Composite Systems
     United States                                                                  101                 100
     Europe                                                                         100                  85
     Canada and other                                                                43                  44
                                                                            -----------         -----------

        Total Composite Systems                                                     244                 229
                                                                            -----------         -----------

        Total Reportable Operating Segments                                 $     1,067         $     1,257
                                                                            ===========         ===========

External Customer Sales by Geographic Region
--------------------------------------------
     United States                                                          $       886         $     1,029
     Europe                                                                         102                 142
     Canada and other                                                                79                  86
                                                                            -----------         -----------

     Net Sales                                                              $     1,067         $     1,257
                                                                            ===========         ===========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

2. SEGMENT DATA (continued)

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                      ---------
INCOME (LOSS) FROM OPERATIONS                                                  2001               2000
                                                                               ----               ----
                                                                              (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials Systems
     United States                                                      $        22           $       91
     Europe                                                                       -                    1
     Canada and other                                                             1                    4
                                                                        -----------           ----------

        Total Building Materials Systems                                         23                   96
                                                                        -----------           ----------

  Composite Systems
     United States                                                               17                   29
     Europe                                                                      13                    -
     Canada and other                                                             5                    6
                                                                        -----------           ----------

        Total Composite Systems                                                  35                   35
                                                                        -----------           ----------

        Total Reportable Operating Segments                             $        58           $      131
                                                                        ===========           ==========

Geographic Regions
------------------
  United States                                                         $        39           $      120
  Europe                                                                         13                    1
  Canada and other                                                                6                   10
                                                                        -----------           ----------

     Total Reportable Operating Segments                                $        58           $      131
                                                                        ===========           ==========

Reconciliation to Consolidated Income (Loss) Before
---------------------------------------------------
  Provision (Credit) for Income Taxes
  -----------------------------------

  Restructuring and other charges                                               (42)                 (11)
  Chapter 11 related reorganization items                                       (21)                   -
  Loss on sale of affiliate or business                                           -                   (5)
  General corporate expense                                                     (12)                 (10)
  Cost of borrowed funds                                                         (4)                 (42)
  Other                                                                           4                    -
                                                                        -----------           ----------

Consolidated Income (Loss) Before Provision (Credit)
  for Income Taxes                                                      $       (17)          $       63
                                                                        ============          ==========

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

In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

4.   RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

During the first quarter of 2001, the Company continued to experience the impact of a soft overall economy, primarily in the building materials industries, which resulted in a continued review of overhead and other related cost structures. As a result of this review, the Company recorded $42 million in pretax charges to income from operations for restructuring and other charges. This charge was comprised of a $9 million pretax restructure charge, $2 million pretax loss from assets held for sale, and $31 million in other pretax charges. The $9 million restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss) and represented severance costs associated with the elimination of approximately 130 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of March 31, 2001, approximately $1 million has been paid and charged against the reserve for personnel reductions. The $2 million pretax loss from assets held for sale represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis for the first quarter of 2001. This sale was completed in February 2001, subject to final regulatory approval (see
Note 5).

The $31 million in other pretax charges was comprised of $10 million of asset impairments, principally the write-down of equipment, $4 million to write down inventory to reflect updated estimates of the net realizable value and carrying amounts of certain inventories, $4 million of payroll-related charges associated with the realignment of the Newark, Ohio manufacturing facility, and various other charges totaling $13 million. This $31 million pretax charge was accounted for as an $18 million charge to cost of sales and a $13 million charge to other operating expenses.

During 2000, the Company recorded pretax charges of $229 million for restructuring and other activities as a result of its reassessment of business strategies with respect to investments in certain ventures, facilities and overhead expenditures. The $229 million pretax charge was comprised of a $32 million charge associated with the restructuring of the Company's business segments and $197 million of other charges, the majority of which represented impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority-owned consolidated subsidiary. The components of the restructuring charge include $16 million for personnel reductions, $10 million for the divestiture of non-strategic businesses and facilities, and $6 million for asset impairments associated with the planned closing of two lines at the Newark, Ohio manufacturing facility. This represented the first phase of the Company's plan to realign operations at the Newark facility.

The $197 million of other charges was comprised of $95 million of asset impairments, a $6 million charge for a settlement loss associated with one of

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.   RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

our U.S. pension plans, and $96 million of charges focused on improving business operations. The $95 million of asset impairments included: 1) $54 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; 2) $12 million to write-down the Company's investment in the majority owned, consolidated venture in South Africa, on a held-in-use basis based upon management's analysis of current and expected future financial results and constraints on the Company's ability to fund future significant capital investments in this subsidiary as a consequence of the bankruptcy filing. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million to write-down to fair value the Company's investments in its Pipe joint ventures and subsidiaries on a held for sale basis. The sale of a majority of the investments and subsidiaries held for sale was completed in February 2001, subject to final regulatory approval; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary; and 5) $11 million associated with asset impairments within our Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of March 31, 2001, approximately $9 million has been paid and charged against the reserve for personnel reductions.

During 1997 and 1998, the Company recorded pretax charges totaling $386 million for restructuring and other actions to implement a program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. Of the total pretax charge of $386 million, $143 million was recorded in the fourth quarter of 1997 and the remaining $243 million was recorded during 1998.

The $386 million pretax charge was comprised of a $185 million charge associated with the restructuring of the Company's business segments and a $201 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructuring charge include $115 million for personnel reductions; $68 million for the divestiture of non-strategic businesses and facilities, of which $52 million represented non-cash asset revaluations and $16 million represented exit cost liabilities, primarily for leased warehouse and office facilities that were vacated; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet market demands. As of March 31, 2001, approximately $104 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 2,450 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $13 million has been charged against exit cost liabilities.

The following table summarizes the status of the liabilities from the 1997, 1998, 2000 and 2001 restructure program described above, including cumulative spending and adjustments and the remaining balance as of March 31, 2001:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.   RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

                                                                                           Liability at
                                                      Original              Total            March 31,
                                                      Liability           Payments             2001
                                                      ---------           --------             ----
       (In millions of dollars)
       Personnel costs                                 $   140           $   (114)          $      26
       Facility and business exit costs                     20                (14)                  6
       Other                                                 2                 (2)                  -
                                                       -------           ---------          ---------

       Total                                           $   162           $   (130)          $      32
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

5.   ACQUISITIONS AND DIVESTITURES OF BUSINESSES

During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe with operations mostly in Europe, subject to final regulatory approval. Net proceeds from the sale were $22 million, of which $20 million was received in the first quarter of 2001, which approximated book value.

During the first quarter of 2000, the Company completed the sale of the assets of Falcon Foam, a producer of foam insulation in Michigan and California. Net proceeds from the sale were $50 million and resulted in a pretax loss of approximately $5 million including transaction costs. This net loss was recorded as other operating expenses on the consolidated statement of income.

6.   INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                                                    Quarter Ended March 31,
                                                               2001                      2000
                                                               ----                      ----

      U.S. federal statutory rate                                 (35)%                     35%
      State and local income taxes                                 (5)                       2
      Special tax election (a)                                      -                      (18)
      Interest                                                      6                        -
      Foreign tax rate differences                                  -                        1
      Other                                                         2                        -
                                                               --------                 -------

      Effective tax rate                                          (32)%                     20%
                                                               ========                 =======


(a)  Represents the implementation of a tax strategy associated with one of our foreign subsidiaries.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

7.   INVENTORIES

Inventories are summarized as follows:

                                                                       March 31,          December 31,
                                                                         2001                 2000
                                                                         ----                 ----
                                                                          (In millions of dollars)
  Finished goods                                                       $    436           $      397
  Materials and supplies                                                    168                  165
                                                                      ---------           ----------
  FIFO inventory                                                            604                  562
  Less:  reduction to LIFO basis                                            (94)                 (93)
                                                                      ----------         ------------
    Total inventory                                                    $    510           $      469
                                                                       ========           ==========


Approximately $192 million and $300 million of total inventories were valued using the LIFO method at March 31, 2001 and December 31, 2000, respectively.

8.   CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:

                                                       Quarter Ended March 31,
                                                     2001                  2000
                                                     ----                  ----
                                                      (In millions of dollars)

Income taxes                                         $(38)                 $(44)
Cost of borrowed funds (Note 1)                         2                    41

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

9.   COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended March 31, 2001 and 2000 was a loss of $37 million and income of $34 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, and deferred gains and losses on certain hedging transactions to record at fair value.

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

                                                                                   Quarter Ended March 31,
                                                                                 2001                       2000
                                                                                 ----                       ----
                                                                          (In millions of dollars, except share data)

Net income (loss) used for basic earnings per share                          $       (10)          $          48
Net income effect of assumed conversion of
  preferred securities                                                                 -                       2
                                                                             -----------           -------------

Net income (loss) used for diluted earnings per share                        $       (10)          $          50
                                                                             ============          =============

Weighted average number of shares outstanding
  used for basic earnings per share (thousands)                                   55,042                  54,590
Deferred awards and stock options                                                      -                     598
Shares from assumed conversion of preferred
  securities                                                                           -                   4,566
                                                                             ------------          -------------

Weighted average number of shares outstanding
  and common equivalent shares used for diluted
  earnings per share (thousands)                                                  55,042                  59,754
                                                                             ============          =============


11.   DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The impact of adoption at January 1, 2001 did not have a material effect in the Consolidated Statement of Income (Loss) and resulted in other comprehensive income of approximately $1 million.

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

12.   CONTINGENT LIABILITIES (continued)

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

National Settlement Program
---------------------------

Beginning in late 1998, Owens Corning implemented a National Settlement Program ("NSP") to resolve personal injury asbestos claims through settlement agreements with individual plaintiffs' law firms. The NSP was intended to better manage the asbestos liabilities of Owens Corning and Fibreboard (see Item B below), and to help Owens Corning better predict the timing and amount of indemnity payments for both pending and future asbestos claims.

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

12.   CONTINGENT LIABILITIES (continued)

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

Asbestos-Related Payments
-------------------------

As a result of the Filing, Owens Corning has not made any asbestos-related payments since the Petition Date. During 1999 and 2000 (prior to the Petition
Date), Owens Corning (excluding Fibreboard) made asbestos-related payments falling within four major categories: (1) Settlements in respect of verdicts

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES (continued)

incurred or claims resolved prior to the implementation of the NSP ("Pre-NSP Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and (4) Defense, claims processing and administrative expenses, as follows:

                                                                                   (In millions of dollars)
                                                                                                   2000  (through
                                                                              1999                October 4, 2000)
                                                                              ----                ----------------

Pre-NSP Settlements                                                         $   170                   $     51
NSP Settlements                                                                 570                        538
Non-NSP Settlements                                                              30                         42
Defense, Claims Processing and Administrative Expenses                           90                         54
                                                                            -------                   --------
                                                                            $   860                   $    685
                                                                            =======                   ========


Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At March 31, 2001, approximately $115 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets (under the caption "Restricted cash and other - asbestos related") and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below). At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will be under the terms of any plan or plans of reorganization.

Owens Corning notes that its Undistributed Administrative Deposits (and Owens Corning's reserve for asbestos personal injury claims) at March 31, 2001, reflect a reduction of $49 million from the amounts reported at December 31, 2000. The reduction is attributable to information received during 2001 from the holders of Administrative Deposits concerning distributions from such Deposits prior to the Petition Date.

All amounts discussed above are before tax and application of insurance recoveries.

Tax Legislation
---------------

On April 4, 2001, the United States House of Representatives introduced proposed legislation (HR 1412, also known as the Asbestos Tax Fairness Act) to exempt income earned by qualifying asbestos-related settlement funds, including qualifying trusts established under Section 524(g) of the Bankruptcy Code, from federal income tax. The exemption from income tax would benefit the Fibreboard Settlement Trust (described below) by having the effect of enlarging the corpus of the trust through tax-free income accumulation. In addition, the legislation would allow asbestos defendants to carry-back net operating losses ("NOLs") created by asbestos payments to the years in which the products containing asbestos were produced or distributed (and to each subsequent year) in order to obtain a refund of federal income taxes paid in those periods. In the case of Owens Corning, this would entitle the Company to carry-back its NOLs to the early 1950s. The bill has strong bipartisan support in the form of 72 original cosponsors, including a majority of the members of the House Ways and Means

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES (continued)

Committee. However, there can be no assurance that any such legislation will be ultimately enacted. Moreover, as a result of the Filing, there is uncertainty regarding the impact of the proposed tax legislation on the Debtors' respective estates.

Other Asbestos-Related Litigation
---------------------------------

As previously reported, the Company believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or exacerbated by cigarette smoking. Owens Corning and Fibreboard are pursuing litigation against tobacco companies (discussed below) to obtain payment of monetary damages (including punitive damages) for payments made by Owens Corning and Fibreboard to asbestos claimants who developed smoking related diseases.

In October 1998, the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven tobacco companies and several other tobacco industry defendants. The June 2001 trial date previously set for this action has been continued indefinitely by the court. See Part II, Item 5, below. In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same tobacco companies. The July 2001 trial date previously set for this action has been continued indefinitely at the request of the Company. There can be no assurance that either case will go to trial or be successful.

Insurance
---------

As of March 31, 2001, Owens Corning's financial statements reflect $59 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. Most of this amount represents unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning has estimated its probable recoveries. Owens Corning also has a significant amount of other unconfirmed potential non-products coverage with excess level carriers. Owens Corning is actively pursuing non-products insurance recoveries under these policies. The amount and timing of recoveries from excess level policies will depend on subsequent negotiations and/or proceedings.

Reserve
-------

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of $1.1 billion in 1996, $1.4 billion in 1998, and $1.0 billion in 2000.

As of March 31, 2001, a reserve of approximately $2.2 billion in respect of Owens Corning's asbestos-related liabilities was one of the items included in
Owens  Corning's  consolidated  balance  sheet under the  category  "Liabilities
Subject to Compromise." For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Reserve for asbestos litigation claims."

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES (continued)

The approximate balances of the components of the reserve at September 30, 2000 (the ending date of the last reporting period preceding the Petition Date) were:

                                                                                        September 30, 2000
                                                                                        ------------------
                                                                                     (In billions of dollars)
NSP backlog                                                                                   $     1.10
Non-NSP backlog                                                                                     0.30
Future Claims                                                                                       0.70
Defense, Claims Processing and Administrative Expenses                                              0.10

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES (continued)

- It is possible that one or more constituencies in the Chapter 11 Cases may seek to set aside the NSP Agreements on various grounds. In any event, it is highly uncertain how any plan or plans of reorganization will treat the various types of NSP claims, including without limitation claims with no evidence of significant medical impairment, or whether such unimpaired claims will be treated as allowed claims thereunder.

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

At March 31, 2001, as a result of the Filing and the  uncertainties  referred to
above,   the   approximate   balances  of  the  components  of  Owens  Corning's
asbestos-related reserve were:

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

As of the Petition Date, the NSP covered approximately 212,000 Initial Claims against Fibreboard, approximately 115,000 of which had satisfied all conditions

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES (continued)

to final settlement, including receipt of executed releases, or other resolution as Final NSP Settlements at an average cost per claim of approximately $7,500. As of the Petition Date, approximately 55,000 of such Final NSP Settlements had been paid in full or otherwise resolved and approximately 60,000 were unpaid in whole or in part. As of such date, the remaining balance payable under NSP Agreements in connection with these unpaid Final NSP Settlements was approximately $380 million. The NSP Agreements also provided for the resolution of Future Claims against Fibreboard through the administrative processing arrangement described in Item A. Through the Petition Date, Fibreboard had received approximately 3,800 Future Claims under the NSP.

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

As of March 31, 2001, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1,124 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $135 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard
Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.      CONTINGENT LIABILITIES (continued)

to charity. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. At March 31, 2001, these assets were reflected as non-current assets, denoted "Restricted cash, securities and other -
Fibreboard." See Note 13 for additional information concerning the Fibreboard Settlement Trust.

Owens Corning notes that Fibreboard's Undistributed Administrative Deposits (and Fibreboard's reserve for asbestos personal injury claims (discussed below)) at March 31, 2001, reflect a reduction of $35 million from the amounts reported at December 31, 2000. The reduction is attributable to information received during 2001 from the holders of Administrative Deposits concerning distributions from such Deposits prior to the Petition Date.

At this time, Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization.

Asbestos-Related Payments
-------------------------

As a result of the Filing, Fibreboard has not made any asbestos-related payments since the Petition Date. During 2000 (prior to the Petition Date), gross payments for asbestos-related claims against Fibreboard, all of which were paid/reimbursed by the Fibreboard Settlement Trust, fell within four major categories, as follows:
                                                    (In millions of dollars)
                                                  2000 (through October 4, 2000)
                                                  ------------------------------

     Pre-NSP Settlements                                     $     29
     NSP Settlements                                              705
     Non-NSP Settlements                                           41
     Defense, Claims Processing and
         Administrative Expenses                                   45
                                                             ---------
                                                             $    820

The payments for NSP Settlements include Administrative Deposits during the reporting period in respect of Fibreboard claims.

Reserve
-------

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As of March 31, 2001, a reserve of approximately $1.25 billion in respect of these liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES (continued)

to the funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities (see Note 13).

The approximate balances of the components of the Fibreboard asbestos-related reserve at September 30, 2000 (the ending date of the last reporting period preceding the Petition Date) were:

                                                                                     September 30, 2000
                                                                                     ------------------
                                                                                  (In billions of dollars)

  NSP backlog                                                                             $     0.80
  Non-NSP backlog                                                                               0.10
  Future Claims                                                                                 0.30
  Defense, Claims Processing and Administrative Expenses                                        0.05



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

At March 31, 2001, as a result of the Filing and the  uncertainties  referred to
above,   the   approximate   balances  of  the   components  of  the  Fibreboard
asbestos-related reserve were:

                                                                                        Balance
                                                                                        -------
                                                                                (In billions of dollars)
Unpaid Final Settlements (NSP and other)                                                 $0.40
Other Pending and Future Claims                                                           0.85


In connection with this asbestos reserve, Owens Corning notes that:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.    CONTINGENT LIABILITIES (continued)

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

Non-Asbestos Litigation
-----------------------

On or about April 30, 2001, certain of the Company's current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in an offering occurring on or about April 30, 1998. The complaint alleges that the registration statement pursuant to which the offering was made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs' purchases. The Company believes that the claim is without merit.

13.   FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 12, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future asbestos claims. As of March 31, 2001, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the "Trust"). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses. While there can be no assurance that the proposed Asbestos Tax Fairness Bill discussed in Note 12, Item A, will be

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

enacted by Congress, such legislation would benefit the Trust during the pendency of the Chapter 11 proceedings by eliminating the tax on income, thereby enlarging the corpus of the Trust through tax-free income accumulation.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will be under the terms of any plan or plans of reorganization.

General Accounting Treatment
----------------------------

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. At March 31, 2001, these assets were reflected as non-current assets, denoted "Restricted cash, securities and other - Fibreboard." Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 12, Part B). As of March 31, 2001, these liabilities were one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases. At March 31, 2001, the Consolidated Financial Statements reflect Fibreboard's asbestos-related liabilities at $1.215 billion, with a residual obligation to charity of $44 million.

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

Results for the Period Ending March 31, 2001
--------------------------------------------

During the first quarter of 2001 and 2000 respectively, Trust Assets generated interest/dividend earnings of approximately $16 million and $20 million, which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. This income, however, has been offset by an equal charge to other expense, which represents an increase in the residual liability to charity.

Payments for asbestos litigation claims from the Trust during the first quarter of 2000, were approximately $385 million. As a result of the Filing, there were no payments from the Trust during the first quarter of 2001. The sale of securities during the first quarter of 2001 and 2000 resulted in a realized gain of approximately $4 million and less than $1 million, respectively. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At March 31, 2001 and 2000, the fair market value adjustment for those securities designated as available for sale resulted in an unrealized gain of less than $1 million and an unrealized gain of approximately $1 million, respectively. These amounts have been reflected in the Company's consolidated balance sheet as a change to the carrying amount of the asset and to other comprehensive income. These amounts have also been reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

At March 31, 2001, the fair value of Trust Assets was $1.259 billion, which was comprised of $1.158 billion of marketable securities, $34 million of outstanding payables and $135 million of restricted cash, which represents undistributed administrative deposits.

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at March 31, 2001 and December 31, 2000 are as follows:

                                                                   March 31, 2001
                                                                   --------------
                                  Amortized         Gross Unrealized       Gross Unrealized
                                    Cost                   Gain                   Loss              Fair Value
                                  ---------         ----------------        ---------------         ----------
                                                              (In millions of dollars)

Corporate Bonds                    $        8          $           -             $        -         $        8
Corporate Notes                            16                      -                      -                 16
Municipal Bonds                         1,091                      -                      -              1,091
Mutual Funds                               30                      -                      -                 30
US Government Bonds                        13                      -                      -                 13
                                   ----------          -------------             ----------         ----------

Total                              $    1,158          $           -             $        -         $    1,158
                                   ==========          =============             ==========         ==========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

                                                                     December 31, 2000
                                                                     -----------------
                                       Amortized      Gross Unrealized         Gross Unrealized
                                         Cost                Gain                     Loss             Fair Value
                                       ---------      ----------------         ----------------        ----------
                                                                 (In millions of dollars)

Corporate Bonds                         $    148        $          -             $        -         $     148
Corporate Notes                              449                   1                      -               450
Municipal Bonds                              284                   -                      -               284
Mutual Funds                                 116                   -                      -               116
Time Deposits                                 37                   -                      -                37
US Government Bonds                           57                   -                      -                57
                                        --------        ------------             ----------         ---------

Total                                   $  1,091        $          1             $        -         $   1,092
                                        ========        ============             ==========         =========


Maturities of investment securities classified as available for sale at March 31, 2001 and December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                             March 31, 2001                 December 31, 2000
                                                             --------------                 -----------------
                                                       Amortized                        Amortized
                                                         Cost          Fair Value          Cost        Fair Value
                                                         ----          ----------          ----        ----------
                                                                        (In millions of dollars)

Due within one year                                     $     48         $     48         $    656       $    656
Due after one year through five years                        428              428                2              2
Due after five years through ten years                       243              243               51             51
Due after ten years                                          439              439              382            383
                                                        --------         --------         --------       --------
Total                                                   $  1,158         $  1,158         $  1,091       $  1,092
                                                        ========         ========         ========       ========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the quarter ended March 31, 2001:

                                    Interest   Unrealized   Net Sales    Realized
                         Balance       and       Gain/        of          Gain/                                             Balance
                         12/31/00   Dividends   (Loss)     Securities    (Loss)      Adjustments    Other    Payments      03/31/01
                         --------   ---------   --------   ----------    ---------   -----------    -----    --------      --------
Assets
------
Cash                      $   12      $  -      $   -       $   (46)      $   -        $    -       $  -      $    -        $   (34)
Restricted Cash              170         -          -             -           -             -        (35)          -            135
Marketable Securities:
  Available for Sale       1,092        16          -            46           4             -          -           -          1,158
                          ------      -----     -----       -------       ------       ------       ----      ------        --------

Total Assets              $1,274      $ 16      $   -       $     -       $   4        $    -       $(35)     $    -        $ 1,259
                          ======      =====     =====       =======       ======       ======       ====      ======        ========

Liabilities
-----------
Asbestos Litigation
  Claims                  $1,250      $  -      $   -       $     -       $   -        $    -       $(35)     $    -        $ 1,215
Charity                       24        16          -             -           4             -          -           -             44
                          ------      -----     -----       -------       ------       ------       ----      ------        --------

Total Liabilities         $1,274      $ 16      $   -       $     -       $   4        $    -       $(35)     $    -        $ 1,259
                          ======      =====     =====       =======       ======       ======       ====      ======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 2 is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, material costs, construction activity, interest rate movements, issues involving implementation of new business systems, achievement of expected cost reductions, developments in and the outcome of the Chapter 11 proceedings described below, and general economic conditions.

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

RESULTS OF OPERATIONS

Business Overview
-----------------

Owens Corning is committed to continuing to invest in our businesses and provide quality products to our customers. In recent years, we have focused on increasing sales and earnings by (i) achieving productivity improvements and cost reductions in existing and acquired businesses, (ii) targeting growth markets and (iii) forming strategic alliances and partnerships to complement our existing businesses. We are committed to taking full advantage of e-Business opportunities. We are also expanding our role as a service provider by offering complementary services in order to meet all of our consumers' needs. In the Composite Systems Business, Owens Corning has partnered with end users, OEMs, systems suppliers and other players within the supply chain for development of substitution opportunities for composite systems.

Owens Corning's strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. This strategy resulted in the sale of our Engineered Pipe Business during the first quarter of 2001, subject to regulatory approval. In 2000, it included the sale of the Falcon Foam business in the U.S. during the first quarter and the sale of our Building Materials business in Europe to an unconsolidated joint venture in the second quarter. Please see Notes 2 and 5 to the Consolidated Financial Statements.

During 2000, we experienced significant increases in certain of our costs, particularly roofing and vinyl raw material costs, due to higher crude oil

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

prices and tight supply conditions for polyvinyl chloride (PVC), respectively. Increased energy costs, reflecting changes in the availability of natural gas, also contributed to cost increases during 2000. These increases, coupled with a fall in demand for building materials, associated with a weakening economy, significantly reduced our margins and income from operations for the second half of the year.

As a result, during late 2000 we implemented the first phase of a strategic restructuring program, which continues into 2001. The specific objectives of this program are discussed in "Restructuring of Operations and Other Charges" below and in Note 4 to the Consolidated Financial Statements.

Quarter Ended March 31, 2001
----------------------------

Sales and Profitability

Net sales for the quarter ended March 31, 2001 were $1.067 billion, down 15% from the first quarter 2000 level of $1.257 billion, principally due to lower revenue in the Building Materials business. Adjusted for the disposition of the Falcon Foam and Building Materials Europe businesses, sales in 2001 reflect a decrease of 11% compared to first quarter 2000. In the Building Materials business, sales during the first quarter of 2001 reflect both volume and price decreases in the U.S. insulation and roofing markets accompanied by volume decreases in all other Building Materials businesses, particularly vinyl products, compared to the first quarter of 2000. In the Composites business, sales reflect price increases as well as slight volume increases in most composites markets during the first quarter of 2001. On a consolidated basis, there was a slightly unfavorable currency translation impact on sales denominated in foreign currencies during the first quarter of 2001 compared to the first quarter of 2000. Please see Note 2 to the Consolidated Financial Statements.

Sales outside the U.S. represented 17% of total sales during the first quarter of 2001, compared to 18% during the first quarter of 2000. The slight decline in non-U.S. sales is primarily due to volume decreases in 2001 attributable to the disposition of Building Materials Europe as well as declines in insulation and vinyl products in the Canadian market. Gross margin for the quarter ended March 31, 2001 was 16% of net sales, down from 23% for the first quarter of 2000. The decrease in gross margin percentage is attributable to the volume decreases discussed above. Marketing and administrative expenses were $127 million during the first quarter of 2001, compared to $148 million in the first quarter of 2000. The decrease is primarily attributable to cost cutting measures introduced during the second half of 2000.

For the quarter ended March 31, 2001, Owens Corning reported a net loss of $10 million, or $.19 per share, compared to net income of $48 million, or $.84 per share, for the quarter ended March 31, 2000. On a pre-tax basis, Owens Corning reported a $17 million loss from operations in the first quarter of 2001. When adjusted for the costs of restructuring and other charges and Chapter 11 related expenditures, Owens Corning generated $46 million in income from operations compared to $105 million for the first quarter of 2000. The loss in the first quarter of 2001 reflects the price and volume decreases described above as well as the impact of losses associated with the realignment of certain businesses in the U.S. as described below in "restructuring and other charges." Cost of borrowed funds during the first quarter of 2001 was $4 million, $38 million lower than the first quarter 2000 level, due to the cessation of interest (totaling $50 million during the quarter [please see Note 1 to the Consolidated Financial Statements]) on most debt as a result of the Filing.

Building Materials Systems
--------------------------

In the Building Materials Systems segment, sales decreased 20%, to $823 million,

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

in the first quarter of 2001 compared to the first quarter of 2000. Excluding the sales related to the divestiture of Falcon Foam and Building Materials Europe, sales were down 15%. This downturn in sales resulted mostly from decreased volume attributable to all U.S. businesses, particularly roofing and vinyl products. Building Materials Systems sales also reflect the price decreases in the U.S. insulation markets. There was virtually no currency translation impact on sales denominated in foreign currencies during the first quarter of 2001. Income from operations was $23 million during the first quarter of 2001, compared to $96 million in the same period in 2000. Income from operations in the first quarter of 2001 reflects the volume and price decreases described above. Please see Note 2 to the Consolidated Financial Statements.

Composite Systems
-----------------

In the Composite Systems segment, sales were up 7%, to $244 million, during the first quarter of 2001 compared to the first quarter of 2000, due to price and volume increases. Price increases were effected in all markets, but were most significant in Europe. Volume increases in Europe were partially offset by decreases in the U.S. The currency translation impact on sales denominated in foreign currencies was slightly favorable during the first quarter of 2001. While income from operations was $35 million in the first quarter of both 2001 and 2000, results in 2001 reflect lower income in the U.S. offset by higher income in Europe. Please see Note 2 to the Consolidated Financial Statements.

Accounting Changes
------------------

Effective January 1, 2001, we implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The impact of adoption at January 1, 2001 did not have a material effect in the Consolidated Statement of Income (Loss) and resulted in other comprehensive income of approximately $1 million.

Restructuring of Operations and Other Charges
---------------------------------------------

During the first quarter of 2001, the Company continued to experience the impact of a soft overall economy, primarily in the building materials industries, which resulted in a continued review of overhead and other related cost structures. As a result of this review, the Company recorded $42 million in pretax charges to income from operations for restructuring and other charges. This charge was comprised of a $9 million pretax restructure charge, $2 million pretax loss from assets held for sale, and $31 million in other pretax charges. The $9 million restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss) and represented severance costs associated with the elimination of approximately 130 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of March 31, 2001, approximately $1 million has been paid and charged against the reserve for personnel reductions. The $2 million pretax loss from assets held for sale represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis for the first quarter of 2001. This sale was completed in February 2001, subject to final regulatory approval (see
Note 5).

The $31 million in other pretax charges was comprised of $10 million of asset impairments, principally the write-down of equipment, $4 million to write down inventory to reflect updated estimates of the net realizable value and carrying amounts of certain inventories, $4 million of payroll-related charges associated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

with the realignment of the Newark, Ohio manufacturing facility, and various other charges totaling $13 million. This $31 million pretax charge was accounted for as an $18 million charge to cost of sales and a $13 million charge to other operating expenses.

During 2000, the Company recorded pretax charges of $229 million for restructuring and other activities as a result of its reassessment of business strategies with respect to investments in certain ventures, facilities and overhead expenditures. The $229 million pretax charge was comprised of a $32 million charge associated with the restructuring of the Company's business segments and $197 million of other charges, the majority of which represented impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority-owned consolidated subsidiary. The components of the restructuring charge include $16 million for personnel reductions, $10 million for the divestiture of non-strategic businesses and facilities, and $6 million for asset impairments associated with the planned closing of two lines at the Newark, Ohio manufacturing facility. This represented the first phase of the Company's plan to realign operations at the Newark facility.

The $197 million of other charges was comprised of $95 million of asset impairments, a $6 million charge for a settlement loss associated with one of our U.S. pension plans, and $96 million of charges focused on improving business operations. The $95 million of asset impairments included: 1) $54 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; 2) $12 million to write-down the Company's investment in the majority owned, consolidated venture in South Africa, on a held-in-use basis based upon management's analysis of current and expected future financial results and constraints on the Company's ability to fund future significant capital investments in this subsidiary as a consequence of the bankruptcy filing. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million to write-down to fair value the Company's investments in its Pipe joint ventures and subsidiaries on a held for sale basis. The sale of a majority of the investments and subsidiaries held for sale was completed in February 2001, subject to final regulatory approval; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary; and 5) $11 million associated with asset impairments within our Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of March 31, 2001, approximately $9 million has been paid and charged against the reserve for personnel reductions.

During 1997 and 1998, the Company recorded pretax charges totaling $386 million for restructuring and other actions to implement a program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. Of the total pretax charge of $386 million, $143 million was recorded in the fourth quarter of 1997 and the remaining $243 million was recorded during 1998.

The $386 million pretax charge was comprised of a $185 million charge associated with the restructuring of the Company's business segments and a $201 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructuring charge include $115 million for personnel reductions; $68 million for the divestiture of non-strategic businesses and facilities, of which $52 million represented non-cash asset

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

revaluations and $16 million represented exit cost liabilities, primarily for leased warehouse and office facilities that were vacated; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet market demands. As of March 31, 2001, approximately $104 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 2,450 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $13 million has been charged against exit cost liabilities.

Due to timing of events, we anticipate that additional restructuring and other charges will be recorded during 2001.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $73 million for the quarter ended March 31, 2001, compared to negative $679 million for the quarter ended March 31, 2000. The improvement in cash flow from operations in 2001 is primarily attributable to the stay of cash payments to asbestos claimants resulting from the Filing. These payments totaled $467 million (including amounts deposited in escrow accounts established to facilitate claims processing ("Administrative Deposits")), net of insurance receipts, in the first quarter of 2000. Additional contributors to the increase in cash flow during the first quarter of 2001 compared to the first quarter of 2000 are accounts payable and accrued liabilities. Although the normal payment pattern is for the balance of these items to decrease during the quarter, the balances at the end of 2000 were abnormally low as the result of the Filing. Consequently, the balances increased during the first quarter of 2001 as they built toward the normal seasonal operating levels.

Inventories at March 31, 2001 increased by $41 million from the December 31, 2000 level, due largely to the seasonal build of inventories. Receivables at March 31, 2001 were $597 million, a $109 million increase over the December 31, 2000 level, attributable to the seasonal increase in sales. At March 31, 2001, Owens Corning's net working capital was $947 million and our current ratio was 2.46, compared to $955 million and 2.57, respectively, at December 31, 2000 and negative $235 million and .91, respectively, at March 31, 2000. The change in working capital and current ratio compared to March 31, 2000 is the direct result of the Filing, which reclassified all liabilities of Debtors outstanding at the date of the Filing to Liabilities Subject to Compromise. Please see Note 1 to the Consolidated Financial Statements.

At March 31, 2001, we had $2.827 billion of borrowings subject to compromise and $74 million of other long-term borrowings (of which $64 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). Long-term borrowings outstanding at March 31, 2000 were $2.567 billion.

At March 31, 2001, the Company had $454 million of Cash and Cash Equivalents (of which approximately $42 million is subject to an administrative freeze pending the resolution of certain alleged set-off rights which, upon approval of the Bankruptcy Court, may be exercised by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"). At March 31, 2001, this facility had not been utilized except for approximately $18 million of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

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

Capital spending for property, plant and equipment, excluding acquisitions, was $42 million in the first quarter of 2001. We anticipate that 2001 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $300 million, the majority of which is uncommitted. We expect that funding for these expenditures will be from our operations and the credit availability from the DIP Financing.

Environmental Matters
---------------------

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. During the first quarter of 2001, we were not designated as a PRP for any additional sites, and no cases were closed during this period. At March 31, 2001, a total of 43 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

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

The amounts presented below represent the maximum potential one-day loss in fair value that we would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

                                                                      March 31,                December 31,
                                                                        2001                       2000
                                                                        ----                       ----
             Risk Category                                                  (In millions of dollars)
             -------------

             Foreign currency                                          $    -                     $   1
             Interest rate                                             $   10                     $   8


Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. The potential loss, identified above, includes interest on debt subject to compromise.

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

The Company anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take action to recover on pre-petition claims against the Debtors. Please see Note 1 to the Consolidated Financial Statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning's Consolidated Financial Statements above.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company's pre-petition debt is now in default due to the Filing. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning's Consolidated Financial Statements above. As described in Note 1, the Consolidated Financial Statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, the Company, beginning in the fourth quarter of 2000, recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 5.       OTHER INFORMATION

On May 9,  2001,  the  Special  Master in the  Company's  suit  against  tobacco companies and other tobacco industry defendants in the Circuit Court for Jefferson County, Mississippi ("Jefferson Court") submitted a Report and Recommendation ("Report") to the Jefferson Court as to the disposition of Defendants' Motion for Summary Judgment Based Upon Improper Aggregation ("Defendants' Motion"). The Report recommends that the Jefferson Court grant the Defendants' Motion. A copy of the Report is included in this quarterly report on Form 10-Q as Exhibit (99). The Jefferson Court has scheduled a "de novo" hearing on the Report for May 24, 2001. If the Jefferson Court adopts the Special Master's recommendations, Owens Corning's case would be dismissed, subject to appeal.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         See Exhibit Index below, which is incorporated here by reference.

(b)      Reports on Form 8-K.

          During the quarter ended March 31, 2001, Owens Corning filed the following current report on Form 8-K:

             - Dated January 30, 2001, under Item 5, "Other Events and
                Regulation FD Disclosure."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  OWENS CORNING

                                                                  Registrant


Date:  May 15, 2001                                            By:  /s/  Michael H. Thaman
    ---------------                                              -------------------------
                                                                  Michael H. Thaman
                                                                  Senior Vice President and
                                                                  Chief Financial Officer
                                                                  (as duly authorized officer)



Date:  May 15, 2001                                            By:  /s/  Deyonne F. Epperson
    ---------------                                              ---------------------------
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

(10)          Material Contracts.

              Owens Corning Senior Leader Emergence Incentive Plan (filed herewith).

              The following documents are incorporated herein by reference to Exhibit (4) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000:

              - Standstill Agreement, dated as of January 30, 2001, between Owens Corning and Owens-Corning Fiberglas Technology, Inc.

              - Standstill Agreement dated as of January 30, 2001, between Exterior Systems, Inc. and Owens-Corning Fiberglas Technology, Inc.

(11)          Statement re Computation of Per Share Earnings (filed herewith).

(99)          Additional Exhibits.

              Subsidiaries of Owens Corning, as amended (filed herewith).

              Special Master's Report and Recommendation, dated May 9, 2001
                (filed herewith).