Form 10-Q
period 2001-06-30
OWENS CORNING
filed 2001-08-13
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2001

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

                                Yes / X / No / /

 Shares of common stock, par value $.10 per share, outstanding at June 30, 2001

                                   55,342,947

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (unaudited)

                                                                            Quarter Ended                Six Months Ended
                                                                               June 30,                      June 30,
                                                                               --------                      --------
                                                                         2001           2000           2001           2000
                                                                         ----           ----           ----           ----
                                                                            (In millions of dollars, except share data)

NET SALES                                                               $  1,239        $ 1,295     $   2,306      $  2,552
COST OF SALES                                                              1,014            996         1,910         1,967
                                                                        --------       --------     ---------      --------
     Gross margin                                                            225            299           396           585
                                                                       ---------       --------    ----------     ---------

OPERATING EXPENSES
     Marketing and administrative expenses                                   128            146           255           295
     Science and technology expenses                                          10             14            20            29
     Restructure costs (Note 4)                                                7              -            16             -
     Chapter 11 related reorganization items (Note 1)                         17              -            38             -
     Provision for asbestos litigation claims (Note 12)                        -            790             -           790
     Other                                                                     6            (13)           27             3
                                                                     -----------      ----------   ----------    ----------

        Total operating expenses                                             168            937           356         1,117
                                                                       ---------       --------     ---------      --------

INCOME (LOSS) FROM OPERATIONS                                                 57           (638)           40          (532)

OTHER
  Cost of borrowed funds (Note 1)                                              4             51             8            94
  Other                                                                       (2)             -            (6)            -
                                                                     ------------    ----------    -----------   -----------

INCOME (LOSS) BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES                                                            55           (689)           38          (626)

Provision (credit) for income taxes (Note 6)                                  25           (267)           19          (254)
                                                                      ----------       ---------    ---------     ----------

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND EQUITY IN NET INCOME (LOSS) OF                                                                                   (372)
  AFFILIATES                                                                  30           (422)           19

Minority Interest                                                             (1)            (2)           (2)           (4)

Equity in net income (loss) of affiliates                                      -             (1)            2            (1)
                                                                     -----------       ---------   ----------    -----------

NET INCOME (LOSS)                                                      $      29        $  (425)    $      19      $   (377)
                                                                       =========        ========    =========      =========
NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share                                      $     .53        $ (7.76)    $     .34      $  (6.90)
                                                                       ---------        --------    ---------      ---------
Diluted net income (loss) per share                                    $     .49        $ (7.76)    $     .32      $  (6.90)
                                                                       ---------        --------    ---------      ---------

Weighted average number of common shares outstanding and common equivalent shares during the period
  (in millions)

   Basic                                                                    55.1           54.8          55.1          54.7
   Diluted                                                                  59.9           54.8          60.0          54.7

                   The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                                   June 30,               December 31,          June 30,
                                                                     2001                     2000                2000
                                                                     ----                     ----                ----
                                                                                  (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents                                    $     520             $       550           $      497
     Restricted cash (Note 12)                                            -                       -                  250
     Restricted cash and securities - Fibreboard -
       current portion (Note 12)                                          -                       -                  525
     Receivables                                                        618                     488                  519
     Inventories (Note 7)                                               485                     469                  549
     Deferred income taxes                                                5                       6                  182
     Income tax receivable                                                5                      31                    4
     Other current assets                                                26                      20                   26
                                                                  ---------             -----------           ----------

           Total current                                              1,659                   1,564                2,552
                                                                  ---------             -----------           ----------

OTHER
     Insurance for asbestos litigation claims
      (Note 12)                                                          59                      59                   93
     Restricted cash - asbestos-related (Note 12)                       115                     164                    -
     Restricted cash, securities and other - Fibreboard
       (Notes 12 and 13)                                              1,271                   1,274                  874
     Deferred income taxes                                            1,047                   1,075                  827
     Goodwill                                                           627                     636                  654
     Investments in affiliates                                           56                      62                   90
     Other noncurrent assets                                            259                     257                  259
                                                                  ---------              ----------            ---------

           Total other                                                3,434                   3,527                2,797
                                                                  ---------              ----------            ---------

PLANT AND EQUIPMENT, at cost
Land                                                                     66                      60                   58
Buildings and leasehold improvements                                    663                     663                  732
Machinery and equipment                                               2,810                   2,717                2,504
Construction in progress                                                226                     327                  278
                                                                  ---------              ----------            ---------
                                                                      3,765                   3,767                3,572

  Less - accumulated depreciation                                    (1,983)                 (1,946)              (1,933)
                                                                  ---------              ----------           ---------

      Net plant and equipment                                         1,782                   1,821                1,639
                                                                  ---------              ----------            ---------

TOTAL ASSETS                                                      $   6,875              $    6,912            $   6,988
                                                                  =========              ==========            =========




                      The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (unaudited)

                                                                           June 30,           December 31,        June 30,
                                                                              2001               2000               2000
                                                                              ----               ----               ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                     (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                                $    599        $      491        $      692
     Reserve for asbestos litigation claims - current portion
       (Note 12)                                                                    -                 -               925
     Asbestos-related liabilities - Fibreboard - current portion
       (Note 13)                                                                    -                 -               525
     Short-term debt                                                               45                50                43
     Long-term debt - current portion                                              67                68                75
                                                                            ---------       -----------        ----------

        Total current                                                             711               609             2,260
                                                                             --------        ----------         ---------

LONG-TERM DEBT                                                                      7                 7             2,698
                                                                           ----------      ------------         ---------

OTHER
  Reserve for asbestos litigation claims (Note 12)                                  -                 -             1,482
  Asbestos-related liabilities - Fibreboard  (Note 13)                              -                 -               874
  Other employee benefits liability                                               327               322               320
  Pension plan liability                                                           57                75                37
  Other                                                                           135               124               352
                                                                             --------        ----------        ----------

        Total other                                                               519               521             3,065
                                                                             --------        ----------         ---------

LIABILITIES SUBJECT TO COMPROMISE (Note 1)                                      6,805             6,935                 -
                                                                              -------         ---------       ------------

COMMITMENTS AND CONTINGENCIES

COMPANY OBLIGATED SECURITIES OF ENTITIES
  HOLDING SOLELY PARENT DEBENTURES - SUBJECT
  TO COMPROMISE                                                                   200               200               195
                                                                             --------        ----------        ----------

MINORITY INTEREST                                                                  39                39                48
                                                                            ---------       -----------       -----------

STOCKHOLDERS' EQUITY
  Preferred stock                                                                   -                 -                 -
  Common stock                                                                    697               699               701
  Deficit                                                                      (1,977)           (1,996)           (1,894)
  Accumulated other comprehensive income                                         (122)              (97)              (74)
  Other                                                                            (4)               (5)              (11)
                                                                           -----------     -------------      ------------

        Total stockholders' equity                                             (1,406)           (1,399)           (1,278)
                                                                              --------        ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 6,875          $  6,912         $   6,988
                                                                              =======          ========         =========


                                     The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Quarter Ended                   Six Months Ended
                                                                   June 30,                         June 30,
                                                                   --------                         --------
                                                             2001            2000           2001             2000
                                                             ----            ----           ----             ----
                                                                            (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

  Net income (loss)                                       $      29         $   (425)     $     19      $   (377)

  Reconciliation of net cash provided by
     operating activities
        Noncash items:
          Provision for asbestos litigation claims                -              790             -           790
          Provision for depreciation and
            amortization                                         56               45           110            93
          Provision (credit) for deferred income
            taxes                                                16             (292)           28          (288)
          Other                                                   7              (19)           30           (32)
        (Increase) decrease in receivables                      (25)             (33)         (152)         (214)
        (Increase) decrease in inventories                       23              (63)          (28)         (120)
        Increase (decrease) in accounts payable
          and accrued liabilities                                50               20            78           (60)
        Change in liabilities subject to
          compromise (Note 1)                                   (14)               -           (96)            -
        (Increase) decrease in restricted cash and
          other - asbestos-related (Note 12)                      -                6            49          (250)
        Proceeds from insurance for asbestos
          litigation claims, excluding Fibreboard
          (Note 12)                                               -              335             -           347
        Payments for asbestos litigation claims,
          excluding Fibreboard (Note 12)                          -             (141)            -          (364)
        Other                                                   (39)              19            (8)           38
                                                          ----------      ----------    -----------   ----------

            Net cash flow from operations                  $    103         $    242     $      30      $   (437)
                                                           --------         --------     ---------      ---------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                   $    (41)       $     (97)    $     (83)     $   (165)
        Investment in subsidiaries, net of cash
          acquired                                                -                -             -            (4)
        Proceeds from the sale of  affiliate or
          business (Note 5)                                       -              143            20           193
        Other                                                    (4)             (34)             1          (36)
                                                         -----------       ----------   -----------    ----------

            Net cash flow from investing                   $    (45)       $      12     $     (62)    $     (12)
                                                           ---------       ---------     ----------    ----------



                                     The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Quarter Ended                     Six Months Ended
                                                                   June 30,                           June 30,
                                                                   --------                           --------
                                                             2001             2000            2001              2000
                                                             ----             ----            ----              ----
                                                                             (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions to long-term credit facilities            $    17           $   300         $     17        $     955
  Other additions to long-term debt                             -                22                -               22
  Other reductions to long-term debt                           (1)              (72)              (2)             (83)
  Net decrease in short-term debt                              (2)              (44)              (4)              (9)
  Subject to compromise (Note 1)                               (4)                -               (4)               -
  Dividends paid                                                -                (4)               -               (8)
  Other                                                         -                 -               (1)               -
                                                        ---------        ----------        ----------     -----------

      Net cash flow from financing                        $    10           $   202        $       6        $     877
                                                          -------           -------        ---------        ---------

Effect of exchange rate changes on cash                        (2)                -               (4)              (1)
                                                         ---------       ----------        ----------      -----------

Net increase (decrease) in cash and cash
  equivalents                                                  66               456              (30)             427

Cash and cash equivalents at beginning of
  period                                                      454                41              550               70
                                                          -------          --------         --------        ---------

Cash and cash equivalents at end of period                 $  520           $   497         $    520         $    497
                                                           ======           =======         ========         ========


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

Two creditors' committees, one representing asbestos claimants and the other representing unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that the appointed committees, together with a legal representative of future asbestos claimants appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan or plans of reorganization.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. On January 17, 2001, the Bankruptcy Court extended such exclusivity period until August 2, 2001, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to October 3, 2001. The Debtors have filed a motion with the Bankruptcy Court requesting a further extension of these exclusivity periods through February 2, 2002 and April 3, 2002, respectively, without prejudice to their right to seek further extensions. Pursuant to the local rules of the Bankruptcy Court, the existing exclusivity periods are automatically extended until the Bankruptcy Court acts on such motion. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

Owens Corning is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan or plans. For example, Owens Corning is unable to predict at this time what the treatment will be under any such plan or plans with respect to (1) the guaranties issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM, Inc., a Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries ("IPM"), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility" which is now in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., a wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

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

Since the Petition Date, contractual interest expense not accrued or recorded on pre-petition debt totaled $147 million, of which $46 million relates to the quarter ended June 30, 2001.

At June 30, 2001, the Company had $520 million of Cash and Cash Equivalents (of which approximately $42 million is subject to an administrative freeze pending the resolution of certain alleged set-off rights which, upon approval of the Bankruptcy Court, may be exercised by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"). At June 30, 2001, this facility had not been utilized except for approximately $25 million of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and
(vi)  the   Company's   ability  to  maintain   profitability   following   such
confirmation.

Debtor-In-Possession Financial Statements
-----------------------------------------

The condensed financial statements of the Debtors are presented as follows:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                             OWENS CORNING AND SUBSIDIARIES
                                        DEBTOR-IN-POSSESSION STATEMENT OF INCOME
                                   FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

                                                                                                       2001
                                                                                                       ----
                                                                                          Quarter           Six Months
                                                                                           Ended              Ended
                                                                                          June 30            June 30
                                                                                          -------            -------
                                                                                             (In millions of dollars)

NET SALES                                                                                  $   1,080       $    1,996
COST OF SALES                                                                                    916            1,710
                                                                                          ----------      -----------
     Gross margin                                                                                164              286
                                                                                          ----------      -----------

OPERATING EXPENSES
     Marketing and administrative expenses                                                       116              227
     Science and technology expenses                                                               9               18
     Restructure costs (Note 4)                                                                    6                9
     Chapter 11 reorganization items (Note 1)                                                     17               38
     Other (Including interest income from non-debtors of $14 million in the
        second quarter and $28 million for the six months ended)                                 (54)             (41)
                                                                                          -----------     ------------

        Total operating expenses                                                                  94              251
                                                                                          ----------      -----------

INCOME FROM OPERATIONS                                                                            70               35

OTHER
     Cost of borrowed funds                                                                       (8)              (2)
     Other (Note 13)                                                                              (2)              (6)
                                                                                          -----------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                          80               43

Provision for income taxes                                                                        32               20
                                                                                          ----------      -----------

INCOME BEFORE EQUITY IN NET INCOME (LOSS) OF AFFILIATES                                           48               23

Equity in net income (loss) of affiliates                                                         (1)               1
                                                                                          -----------     -----------

NET INCOME                                                                                $       47      $        24
                                                                                          ==========      ===========



                                  The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                              OWENS CORNING AND SUBSIDIARIES
                                            DEBTOR-IN-POSSESSION BALANCE SHEET

                                                                                     June 30,             December 31,
                                                                                       2001                   2000
                                                                                       ----                   ----
                                                                                        (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents                                                         $     422             $    461
     Receivables, net                                                                        468                  338
     Receivables - non-debtors                                                               739                  672
     Inventories                                                                             355                  347
     Deferred income taxes                                                                     4                    4
     Income tax receivable                                                                     4                   31
     Other current assets                                                                     25                   18
                                                                                     -----------           ----------

           Total current                                                                   2,017                1,871
                                                                                       ---------              -------

OTHER
     Insurance for asbestos litigation claims (Note 12)                                       59                   59
     Restricted cash and other - asbestos-related (Note 12)                                  115                  164
     Restricted cash, securities and other - Fibreboard (Notes 12
       and 13)                                                                             1,271                1,274
     Deferred income taxes                                                                 1,022                1,058
     Goodwill, net                                                                           524                  530
     Investments in affiliates                                                                27                   38
     Investments in non-debtor subsidiaries                                                  736                  745
     Other noncurrent assets                                                                 215                  209
                                                                                      ----------            ---------

           Total other                                                                     3,969                4,077
                                                                                       ---------              -------

PLANT AND EQUIPMENT, at cost
     Land                                                                                     40                   34
     Buildings and leasehold improvements                                                    524                  522
     Machinery and equipment                                                               2,140                2,078
     Construction in progress                                                                214                  259
                                                                                      ----------            ---------
                                                                                           2,918                2,893

  Less:  Accumulated depreciation                                                         (1,534)              (1,502)
                                                                                       ----------             -------

      Net plant and equipment                                                              1,384                1,391
                                                                                       ---------             --------

TOTAL ASSETS                                                                           $   7,370              $ 7,339
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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                            OWENS CORNING AND SUBSIDIARIES
                                           DEBTOR-IN-POSSESSION BALANCE SHEET

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                                    ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                                   $     460                $    320
     Accounts payable and accrued liabilities - non-debtors                             7                      46
     Long-term debt - current portion                                                   -                       1
                                                                             ------------             -----------

        Total current                                                                 467                     367
                                                                               ----------               ---------

OTHER
  Other employee benefits liability                                                   313                     308
  Pension plan liability                                                               51                      68
  Other                                                                               110                      96
                                                                               ----------              ----------

        Total other                                                                   474                     472
                                                                               ----------               ---------

LIABILITIES SUBJECT TO COMPROMISE                                                   7,522                   7,623

STOCKHOLDERS' EQUITY
  Common stock                                                                        699                     699
  Deficit                                                                          (1,777)                 (1,807)
  Accumulated other comprehensive loss                                                (11)                    (12)
  Other                                                                                (4)                     (3)
                                                                              ------------             ----------

        Total stockholders' equity                                                 (1,093)                 (1,123)
                                                                                ----------                -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   7,370                 $ 7,339
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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                             OWENS CORNING AND SUBSIDIARIES
                                      DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                                   FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

                                                                                                       2001
                                                                                                       ----
                                                                                          Quarter          Six Months
                                                                                           Ended              Ended
                                                                                          June 30            June 30
                                                                                          -------            -------
                                                                                             (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net income                                                                                $       47      $        24
  Reconciliation of net cash provided by operating activities
        Noncash items:
            Provision for depreciation and amortization                                           40               78
            Credit for deferred income taxes                                                      28               40
            Other                                                                                  9               44
        Increase in receivables                                                                  (86)            (202)
        Increase in inventories                                                                   30              (11)
        Increase in accounts payable and accrued liabilities                                      12               62
        Decrease in restricted cash and other - asbestos-related                                   -               49
        Change in liabilities subject to compromise                                              (14)             (96)
        Other                                                                                      6               35
                                                                                          ----------      -----------

            Net cash flow from operations                                                 $        72     $        23
                                                                                          -----------     -----------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                                                         (33)             (75)
        Other                                                                                     (4)               1
                                                                                          -----------     -----------

            Net cash flow from investing                                                  $       (37)    $       (74)
                                                                                          ------------    ------------

NET CASH FLOW FROM FINANCING

        Net additions to long-term credit facilities                                              17               17
        Subject to compromise                                                                     (4)              (4)
        Other                                                                                      -               (1)
                                                                                          ----------      ------------

        Net cash flow from financing                                                      $        13     $         12
                                                                                          -----------     ------------



                                     The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                           OWENS CORNING AND SUBSIDIARIES
                                    DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                                 FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

                                                                                     Quarter           Six Months
                                                                                      Ended               Ended
                                                                                     June 30             June 30
                                                                                     -------             -------
                                                                                        (In millions of dollars)

Net increase (decrease) in cash and cash equivalents                                $        48       $        (39)

Cash and cash equivalents at beginning of period                                            374                461
                                                                                    -----------       ------------

Cash and cash equivalents at end of period                                          $       422       $        422
                                                                                    ============      ============


The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                                    ----                ----
                                                                                      (amounts in millions)

  Accounts payable                                                             $       197          $      255
  Accrued interest payable                                                              40                  39
  Accrued liabilities                                                                   50                  74
  Debt                                                                               2,838               2,832
  Income taxes payable                                                                 209                 212
  Reserve for asbestos litigation claims - Owens Corning (Note 12)                   2,200               2,249
  Reserve for asbestos litigation claims - Fibreboard
    (Notes 12 and 13)                                                                1,271               1,274
                                                                                ----------           ---------

         Total consolidated                                                          6,805               6,935

         Payables to non-debtors                                                       717                 688
                                                                               -----------          ----------

         Total debtor                                                           $    7,522            $  7,623
                                                                                ==========            ========

The   amounts   for    reorganizational    items   in   the   Consolidated   and
Debtor-in-Possession Income Statements consist of the following for the quarter and six months ended June 30:

                                                                      Quarter Ended                Six Months Ended
                                                                          June 30                    June 30
                                                                          -------                    -------
                                                                                   (amounts in millions)

  Professional fees                                                         $     16                 $     34
  Payroll and compensation                                                         5                       12
  Interest income                                                                 (4)                      (9)
  Litigation related expenses and other                                            -                        1
                                                                          ----------               ----------

       Total                                                                $     17                 $     38
                                                                            ========                 ========

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

                                                              Quarter Ended                   Six Months Ended
                                                                 June 30,                         June 30,
                                                                 --------                         --------
NET SALES                                                 2001             2000             2001            2000
                                                          ----             ----             ----            ----
                                                                         (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials Systems
     United States                                   $       959      $       976       $     1,745    $     1,905
     Europe                                                    2               31                 3             88
     Canada and other                                         48               49                84             91
                                                     -----------      -----------       -----------    -----------

        Total Building Materials Systems                   1,009            1,056             1,832          2,084
                                                     -----------      -----------       -----------    -----------

  Composite Systems
     United States                                            96              105               197            205
     Europe                                                   90               87               190            172
     Canada and other                                         44               47                87             91
                                                     -----------      -----------       -----------    -----------

        Total Composite Systems                              230              239               474            468
                                                     -----------      -----------       -----------    -----------

        Total Reportable Operating Segments          $     1,239      $     1,295       $     2,306    $     2,552
                                                     ===========      ===========       ===========    ===========

External Customer Sales by Geographic Region
--------------------------------------------
     United States                                   $     1,055      $     1,081       $     1,942    $     2,110
     Europe                                                   92              118               193            260
     Canada and other                                         92               96               171            182
                                                     -----------      -----------       -----------    -----------

     Net Sales                                       $     1,239      $     1,295       $     2,306    $     2,552
                                                     ===========      ===========       ===========    ===========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

2.  SEGMENT DATA (continued)

                                                                  Quarter Ended                     Six Months Ended
                                                                     June 30,                           June 30,
                                                                     --------                           --------
                                                              2001              2000             2001              2000
                                                              ----              ----             ----              ----
                                                                              (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Reportable Operating Segments
-----------------------------

  Building Materials Systems
    United States                                        $       66          $    121        $      88          $    211
    Europe                                                        -                 -                -                 1
    Canada and other                                              3                 9                4                13
                                                        ------------       ----------       ----------         ---------

       Total Building Materials Systems                          69               130               92               225
                                                        -----------         ---------        ---------          --------

   Composite Systems
     United States                                               25                22               42                51
     Europe                                                      10                 3               24                 3
     Canada and other                                              8                6               12                12
                                                        ------------       ----------        ---------         ---------

       Total Composite Systems                                   43                31               78                66
                                                        -----------         ---------        ---------          --------

       Total Reportable Operating Segments                $     112          $    161         $    170          $    291
                                                          ---------          --------         --------          --------

Geographic Regions
------------------
    United States                                        $       91          $    143         $    130          $    262
    Europe                                                       10                 3               24                 4
    Canada and other                                             11                15               16                25
                                                        -----------         ---------        ---------         ---------

        Total Reportable Operating Segments               $     112          $    161         $    170          $    291
                                                          =========          ========         ========          ========

Reconciliation to Consolidated Income
-------------------------------------
  Before Provision for Income Taxes
  ---------------------------------

   Restructuring and other charges                              (17)                -              (59)                -
   Chapter 11 related reorganization items                      (17)                -              (38)                -
   Provision for asbestos litigation claims                       -              (790)               -              (790)
   General corporate expense                                    (21)               (9)             (33)              (33)
   Cost of borrowed funds                                        (4)              (51)              (8)              (94)
   Other                                                           2                -                6                 -
                                                        ------------      -----------        ---------       -----------

      Consolidated Income (Loss) Before
         Provision (Credit) for Income Taxes             $       55          $   (689)       $      38          $   (626)
                                                         ==========          =========       =========          =========


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

4.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

During the second quarter of 2001, the Company continued to experience the impact of a soft overall economy, resulting in lower volume demand in both Building Materials Systems and Composite Systems. Due to this, the Company continues to review its total cost structures. This review led to the Company recording a $17 million pretax charge to income from operations for restructuring and other charges. This charge was comprised of a $7 million pretax restructure charge and $10 million in pretax other charges.

The $7 million restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss). The components of the restructuring charge included $5 million for the divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. Also included in the restructure charge was a $2 million charge for severance costs associated with the elimination of approximately 25 positions, primarily in the U.K. The primary groups affected included manufacturing and administrative personnel. As of June 30, 2001, approximately $1 million has been paid and charged against the reserve for personnel reductions.

The $10 million in pretax other charges included $4 million in costs related to the Company's continuing plan for the realignment of the Newark, Ohio facility, $2 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies and various other charges totaling $4 million. This $10 million pretax charge was accounted for as an $8 million charge to cost of sales and a $2 million charge to other operating expenses.

During the first quarter of 2001, the Company recorded $42 million in pretax charges for restructuring and other charges as a result of the continued impact of a soft overall economy. The $42 million pretax charge was comprised of a $9 million pretax restructure charge, $2 million pretax loss from assets held for sale, and $31 million in other pretax charges. The $9 million pretax restructure charge represented severance costs associated with the elimination of approximately 130 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of June 30, 2001, approximately $2 million has been paid and charged against the reserve for personnel reductions. The $2 million pretax loss from assets held for sale represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis for the first quarter of 2001. This sale was completed in February 2001.

The $31 million in other pretax charges was comprised of $10 million of asset impairments, principally the write-down of equipment; $4 million to write down inventory to reflect updated estimates of the net realizable value of certain inventories; $4 million of payroll-related charges associated with the realignment of the Newark, Ohio manufacturing facility; and various other

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

charges totaling $13 million. This $31 million pretax charge was accounted for as an $18 million charge to cost of sales and a $13 million charge to other operating expenses.

During 2000, the Company recorded pretax charges of $229 million for restructuring and other activities as a result of its reassessment of business strategies with respect to investments in certain ventures, facilities and overhead expenditures. The $229 million pretax charge was comprised of a $32 million charge associated with the restructuring of the Company's business segments and a $197 million of other charges, the majority of which represented impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority-owned consolidated subsidiary. The components of the restructuring charge include $16 million for personnel reductions, $10 million for the divestiture of non-strategic businesses and facilities, and $6 million for asset impairments associated with the planned closing of two lines at our Newark, Ohio manufacturing facility. This represented the first phase of the Company's plan to realign operations at the Newark facility.

The $197 million of other charges was comprised of $95 million of asset impairments, $6 million charge for a settlement loss associated with one of our U.S. pension plans, and $96 million of charges focused on improving business operations. The $95 million of asset impairments included: 1) $54 million charge to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; 2) $12 million to write-down the Company's investment in the majority owned, consolidated venture in South Africa, on a held-in-use basis based upon management's analysis of current and expected future financial results and constraints on the Company's ability to fund future significant capital investments in this subsidiary as a consequence of the bankruptcy filing. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million to write-down to fair value the investments in its Pipe joint ventures and subsidiaries on a held for sale basis. The sale of a majority of the investments and subsidiaries held for sale was completed in February 2001, with final approval obtained in June, 2001, at which time cash proceeds were released from escrow; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary; and 5) $11 million associated with asset impairments within our Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of June 30, 2001, approximately $12 million has been paid and charged against the reserve for personnel reductions.

During 1997 and 1998, the Company recorded pretax charges of $386 million for restructuring and other actions to implement a program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. Of the total pretax charge of $386 million, $143 million was recorded in the fourth quarter of 1997 and the remaining $243 million was recorded during 1998.

The $386 million pretax charge was comprised of a $185 million charge associated with the restructuring of the Company's business segments and a $201 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructuring charge include $115 million for personnel reductions; $68 million for the divestiture of non-strategic

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.     RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

businesses and facilities, of which $52 million represented non-cash asset revaluations and $16 million represented exit cost liabilities, primarily for leased warehouse and office facilities that were vacated; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet market demands. As of June 30, 2001, approximately $104 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 2,450 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $13 million has been charged against exit cost liabilities.

The following table summarizes the status of the liabilities from the 1997, 1998 and 2000/2001 restructure program described above, including cumulative spending and adjustments and the remaining balance as of June 30, 2001:

                                                       Original             Total          Liability at June 30,
         (In millions of dollars)                      Liability           Payments                2001
                                                       ---------           --------                ----

         Personnel Costs                                $   142        $     (119)                $      23
         Facility and Business Exit Costs                    20               (15)                        5
         Other                                                2                (2)                        -
                                                     ----------        -----------              -----------

         Total                                          $   164          $   (136)                $      28
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

5.    ACQUISITIONS AND DIVESTITURES OF BUSINESSES

During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe with operations mostly in Europe. Net proceeds from the sale were $22 million, substantially all of which was received in the first quarter of 2001.

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

During the first quarter of 2000, the Company completed the sale of the assets of Falcon Foam, a producer of foam insulation in Michigan and California. Net proceeds from the sale were $50 million and resulted in a pretax loss of approximately $5 million, including transaction costs. This net loss was recorded as other operating expenses on the Consolidated Statement of Income
(Loss).

6.     INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                                    Quarter Ended                  Six Months Ended
                                                        June 30,                       June 30,
                                                        --------                       --------
                                                  2001            2000           2001           2000
                                                  ----            ----           ----           ----

U.S. federal statutory rate                        35%             (35%)            35%          (35%)
State and local income taxes                        2               (5)              -            (5)
Special tax election (a)                            -                -               -            (2)
Interest                                            5                -               9             -
Foreign tax rate differences                        2                1               3             1
Other                                               1                -               3             -
                                             ----------       ----------     -----------    --------

Effective tax rate                                  45%            (39%)            50%          (41%)
                                             ==========         =======       =========       =======

(a)  Represents the implementation of a tax strategy associated with one of our foreign subsidiaries.


7.    INVENTORIES

                                                            June 30, 2001            December 31, 2000
                                                            -------------            -----------------
                                                                    (In millions of dollars)
Inventories are summarized as follows:

Finished goods                                               $       409                 $       397
Materials and supplies                                               172                         165
                                                            ------------                ------------
FIFO inventory                                                       581                         562
Less:  Reduction to LIFO basis                                       (96)                        (93)
                                                            ------------                ------------
Total Inventory                                              $       485                 $       469
                                                             ===========                 ===========


Approximately $146 million and $300 million of total inventories were valued using the LIFO method at June 30, 2001 and December 31, 2000, respectively.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

8.    CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:

                                                   Quarter Ended                     Six Months Ended
                                                     June 30,                            June 30,
                                                     --------                            --------
                                               2001              2000             2001              2000
                                               ----              ----             ----              ----
                                                               (In millions of dollars)

Income taxes                                $      6             $   10        $    (32)            $  (34)
Cost of borrowed funds                             1                 57               3                 99


The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

9.    COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended June 30, 2001 and 2000 was income of $31 million and a loss of $434 million, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income was a loss of $6 million and a loss of $401 million, respectively. The Company's comprehensive income includes net income (loss), currency translation adjustments, and deferred gains and losses on certain hedging transactions.

The comprehensive loss for the quarter and six months ended June 30, 2000 includes a reclassification from other comprehensive income to net income of approximately $13 million. This reclassification reflects the expense recognition of currency translation adjustments resulting from the sale of the European Building Materials business to Alcopor Owens Corning (see Note 5).

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

                                                  Quarter Ended June 30,                  Six Months Ended June 30,
                                                2001                   2000               2001                2000
                                                ----                   ----               ----                ----
                                                          (In millions of dollars, except share data)

Net income (loss) used for
  basic earnings per share                    $        29          $        (425)    $        19         $     (377)
Net income effect of
  assumed conversion of
  preferred securities                                  -                      -               -                  -
                                            -------------        ---------------   -------------       ------------

Net income used for diluted
  earnings per share                          $        29          $        (425)    $        19         $     (377)
                                              ===========          ==============    ===========         ===========

Weighted average number of
  shares outstanding used for
  basic earnings per share
  (thousands)                                      55,076                 54,793          55,058             54,652
Deferred awards (thousands)                           303                      -             337                  -
Shares from assumed
  conversion of preferred
  securities (thousands)                            4,566                      -           4,566                  -
                                               ----------        ---------------      ----------       ------------

Weighted average number of
  shares outstanding and
  common equivalent shares
  used for diluted earnings per
  share (thousands)                                59,945                 54,793          59,961             54,652
                                               ==========            ===========       =========          =========


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

As of the Petition Date, the NSP covered approximately 240,000 Initial Claims, approximately 148,000 of which had satisfied all conditions to final settlement, including receipt of executed releases, or other resolution (the "Final NSP Settlements") at an average cost per claim of approximately $9,000. As of the Petition Date, approximately 88,000 of such Final NSP Settlements had been paid in full or otherwise resolved, and approximately 60,000 were unpaid in whole or in part. As of such date, the remaining balance payable under NSP Agreements in connection with these unpaid Final NSP Settlements was approximately $539 million. Through the Petition Date, Owens Corning had received approximately 3,800 Future Claims under the NSP.

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

Asbestos-Related Payments
-------------------------

As a result of the Filing, Owens Corning has not made any asbestos-related payments since the Petition Date except for approximately $12 million paid on its behalf by third parties pursuant to appeal bonds issued prior to the Petition Date. During 1999 and 2000 (prior to the Petition Date), Owens Corning (excluding Fibreboard) made asbestos-related payments falling within four major categories: (1) Settlements in respect of verdicts incurred or claims resolved prior to the implementation of the NSP ("Pre-NSP Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and
(4) Defense, claims processing and administrative expenses, as follows:

                                                                                  (In millions of dollars)
                                                                                                   2000 (through
                                                                            1999                 October 4, 2000)
                                                                            ----                 ----------------

Pre-NSP Settlements                                                      $    170                   $     51
NSP Settlements                                                               570                        538
Non-NSP Settlements                                                            30                         42
Defense, Claims Processing and Administrative Expenses                         90                         54
                                                                        ---------                  ---------
                                                                          $   860                    $   685
                                                                          =======                    =======

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At June 30, 2001, approximately $115 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets (under the caption "Restricted cash and other - asbestos related") and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below). At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will be under the terms of any plan or plans of reorganization.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

Owens Corning notes that its Undistributed Administrative Deposits (and, correspondingly, Owens Corning's reserve for asbestos personal injury claims) at June 30, 2001, reflect a reduction of $49 million from the amounts reported at December 31, 2000. The reduction is attributable to information received during 2001 from the holders of Administrative Deposits concerning distributions from such Deposits prior to the Petition Date.

All amounts discussed above are before tax and application of insurance recoveries.

Tax Legislation
---------------

On April 4, 2001, the United States House of Representatives introduced proposed legislation (HR 1412, also known as the Asbestos Tax Fairness Act) to exempt income earned by qualifying asbestos-related settlement funds, including qualifying trusts established under Section 524(g) of the Bankruptcy Code, from federal income tax. The exemption from income tax would benefit the Fibreboard Settlement Trust (described below) by having the effect of enlarging the corpus of the trust through tax-free income accumulation. In addition, the legislation would allow asbestos defendants to carry-back net operating losses ("NOLs") created by asbestos payments to the years in which the products containing asbestos were produced or distributed (and to each subsequent year) in order to obtain a refund of federal income taxes paid in those periods. In the case of Owens Corning, this would entitle the Company to carry-back its NOLs to the early 1950s. The bill has strong bipartisan support in the form of 72 original cosponsors, including a majority of the members of the House Ways and Means Committee.

On June 14, 2001, a companion bill identical to HR 1412 was introduced in the United States Senate (S 1048). This bill also has strong bipartisan support.

Despite the foregoing developments, there can be no assurance that any such legislation will be ultimately enacted. Moreover, as a result of the Filing, there is uncertainty regarding the impact of the proposed tax legislation on the Debtors' respective estates.

Other Asbestos-Related Litigation
---------------------------------

As previously reported, the Company believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or exacerbated by cigarette smoking. Owens Corning and Fibreboard are pursuing litigation against tobacco companies (discussed below) to obtain payment of monetary damages (including punitive damages) for payments made by Owens Corning and Fibreboard to asbestos claimants who developed smoking related diseases. There can be no assurance that any such litigation will go to trial or be successful.

In October 1998, the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven tobacco companies and several other tobacco industry defendants. On June 17, 2001, the Jefferson court entered an order dismissing Owens Corning's case in response to the defendants' motion for summary judgment on the basis that Owens Corning's injuries were indirect and thus too remote under Mississippi law to allow recovery. The Company plans to appeal such dismissal.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda
County, California against the same tobacco companies. No trial date is currently set for this action. The Company is uncertain about what effect the dismissal order entered in the Mississippi lawsuit will have on the California action. The Company anticipates, however, that the defendants will challenge Owens Corning's and Fibreboard's right to proceed in the California action based upon the Mississippi result.

Insurance
---------

As of June 30, 2001, Owens Corning's financial statements reflect $59 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries. Late in the second quarter of 2001, Owens Corning entered into a settlement agreement with one of such carriers, subject to approval of the Bankruptcy Court. The Court approved such settlement in July. As a result, during the third quarter of 2001, the carrier will fund $55 million into an escrow account to be released in conjunction with implementation of an approved plan of reorganization, and the Company's recorded insurance asset will be reduced.

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

As of June 30, 2001, a reserve of approximately $2.2 billion in respect of Owens Corning's asbestos-related liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Reserve for asbestos litigation claims."

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

As one example of the difficulties inherent in estimating future asbestos claims, Owens Corning notes that the Manville Personal Injury Settlement Trust, a trust established to settle asbestos claims against Johns Manville Corporation, announced in June 2001 that it was reducing its initial settlement distributions by fifty percent on the basis of the continued record pace of asbestos claim filings and the prediction of its consultants that the trust might receive 1.5 to 2.5 million additional claims.

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

Additional uncertainties raised by the Chapter 11 Cases include the following:

- As a result of the Filing, all of the holders of pre-petition asbestos claims against Owens Corning or Fibreboard will be required to file proofs of claim in the form and manner prescribed by the Bankruptcy Court. The filing of a proof of claim will be a precondition to any pre-petition claim being considered for payment as an allowed claim. Moreover, the Filing, including the significant publicity associated with the Chapter 11 Cases and notices required by the Bankruptcy Code that must be given to creditors and other parties in interest, has significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of not only pre-petition claims but also additional claims that may be asserted in the course of the Chapter 11 Cases. Among other things, it is not possible to predict at this time how many proofs of claim will be timely filed, how many proofs of claim will represent allowed claims, or the aggregate value of such allowed claims.


- Owens Corning anticipates that the number and estimated aggregate value of allowed future claims will be determined as a result of negotiations involving a legal representative for the class of future asbestos claimants and the other interested constituencies, or if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations at this time. In connection with such negotiations, it is anticipated that a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, will develop analyses of liability for both pre-petition and future asbestos claims. Owens Corning and Fibreboard will also prepare analyses for use in the negotiation process. Such analyses are also required in connection with the establishment, as part of the plan of reorganization, of a Section 524(g) trust for the benefit of asbestos claimants. These analyses could vary substantially from one another and from the amounts of Owens Corning's and Fibreboard's existing reserves. Such analyses will be prepared solely for use in the negotiation of a plan of reorganization and will not involve the same type of estimation process required in connection with the preparation of financial statements under generally accepted accounting principles.


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

At June 30, 2001,  as a result of the Filing and the  uncertainties  referred to
above,   the   approximate   balances  of  the  components  of  Owens  Corning's
asbestos-related reserve were:

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

As of the Petition Date, the NSP covered approximately 212,000 Initial Claims against Fibreboard, approximately 116,000 of which had satisfied all conditions to final settlement, including receipt of executed releases, or other resolution as Final NSP Settlements at an average cost per claim of approximately $7,500. As of the Petition Date, approximately 61,000 of such Final NSP Settlements had been paid in full or otherwise resolved and approximately 55,000 were unpaid in whole or in part. As of such date, the remaining balance payable under NSP Agreements in connection with these unpaid Final NSP Settlements was approximately $357 million. The NSP Agreements also provided for the resolution of Future Claims against Fibreboard through the administrative processing arrangement described in Item A. Through the Petition Date, Fibreboard had received approximately 3,800 Future Claims under the NSP.

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

As of June 30, 2001, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1,136 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $135 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard
Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. At June 30, 2001, these assets were reflected as non-current assets, denoted "Restricted cash, securities and other -
Fibreboard." See Note 13 for additional information concerning the Fibreboard Settlement Trust.

Owens Corning notes that Fibreboard's Undistributed Administrative Deposits (and, correspondingly, Fibreboard's reserve for asbestos personal injury claims (discussed below)) at June 30, 2001, reflect a reduction of $35 million from the amounts reported at December 31, 2000. The reduction is attributable to information received during 2001 from the holders of Administrative Deposits concerning distributions from such Deposits prior to the Petition Date.

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

Reserve
-------

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As of June 30, 2001, a reserve of approximately $1.25 billion in respect of these liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities (see Note 13).

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

At June 30, 2001,  as a result of the Filing and the  uncertainties  referred to
above,   the   approximate   balances  of  the   components  of  the  Fibreboard
asbestos-related reserve were:

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

Non-Asbestos Liabilities
------------------------

Securities Litigation
---------------------

On or about April 30, 2001, certain of the Company's current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING) (continued)

were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs' purchases. The Company believes that the claim is without merit.

Tax Claim
---------

Owens Corning's federal income tax returns typically are audited by the Internal Revenue Service ("IRS") in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to the Filing, the IRS also accelerated and completed the audit of the years 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS is asserting claims for approximately $390 million in income taxes plus interest of approximately $175 million. In accordance with generally accepted accounting principles, Owens Corning maintains tax reserves to cover audit issues. While Owens Corning believes that the existing reserves are appropriate in light of the audit issues involved, its defenses, its prior experience in resolving audit issues, and its ability to realize certain challenged deductions in subsequent tax returns if the IRS were successful, there can be no assurance that such reserves will be sufficient. Owens Corning will continue to review its tax reserves on a periodic basis and make such adjustments as may be appropriate. Any such revision could be material to the Company's consolidated financial position and results of operations in any given period.

13.   FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 12, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future asbestos claims. As of June 30, 2001, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the "Trust"). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses. While there can be no assurance that the proposed Asbestos Tax Fairness Bill discussed in Note 12, Item A, will be enacted by Congress, such legislation would benefit the Trust during the pendency of the Chapter 11 proceedings by eliminating the tax on income, thereby enlarging the corpus of the Trust through tax-free income accumulation.

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

General Accounting Treatment
----------------------------

The  assets  of the  Trust  are  comprised  of cash  and  marketable  securities

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

(collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. At June 30, 2001, these assets were reflected as non-current assets, denoted "Restricted cash, securities and other - Fibreboard." Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 12, Part B). As of June 30, 2001, these liabilities were one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases. At June 30, 2001, the Consolidated Financial Statements reflect Fibreboard's asbestos-related liabilities at $1.215 billion, with a residual obligation to charity of $56 million.

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

Results for the Period Ending June 30, 2001
-------------------------------------------

Trust Assets generated interest/dividend earnings of approximately $13 million and $18 million, respectively, during the second quarter of 2001 and 2000 ($29 million and $38 million, respectively, for the first six months of the year), which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the Consolidated Statement of Income (Loss). This income, however, has been offset by an equal charge to other expense, which represents an increase in the residual liability to charity.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

As a result of the Filing, there were no payments from the Trust during the first half of 2001. Payments for asbestos litigation claims from the Trust during the second quarter of 2000 were approximately $249 million, and total $634 million for the year. As the result of the sale of securities, the Trust realized an immaterial gain during the second quarter of 2001, compared to a gain of less than $1 million during the same period of 2000 (for the first six months of such years, the Trust realized gains of approximately $4 million and $1 million, respectively). Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At June 30, 2001 and 2000, the fair market value adjustment for those securities designated as available for sale resulted in an unrealized loss of approximately $1 million and an unrealized gain of approximately $1 million, respectively. These amounts have been reflected in the Company's consolidated balance sheet as a change to the carrying amount of the asset and to other comprehensive income. These amounts have also been reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

At June 30, 2001, the fair value of Trust Assets was $1.271 billion, which was comprised of $1.154 billion of marketable securities, $18 million of outstanding payables and $135 million of restricted cash, which represents undistributed administrative deposits.

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at June 30, 2001 and December 31, 2000 are as follows:

                                                                    June 30, 2001
                                                                    -------------
                                  Amortized         Gross Unrealized       Gross Unrealized
                                     Cost                 Gain                   Loss              Fair Value
                                     ----                 ----                   ----              ----------
                                                              (In millions of dollars)

Corporate Bonds                   $        23         $           -           $          -        $        23
Corporate Notes                            30                     -                      -                 30
Municipal Bonds                         1,088                     -                     (1)             1,087
Mutual Funds                                4                     -                      -                  4
US Government Bonds                        10                     -                      -                 10
                                  -----------         -------------           ------------        -----------

Total                              $    1,155         $           -            $        (1)        $    1,154


                                                                    December 31, 2000
                                                                    -----------------
                                         Amortized        Gross Unrealized      Gross Unrealized
                                            Cost                Gain                  Loss            Fair Value
                                            ----                ----                  ----            ----------
                                                                 (In millions of dollars)

Corporate Bonds                          $    148         $       -                $      -           $    148
Corporate Notes                               449                 1                       -                450
Municipal Bonds                               284                 -                       -                284
Mutual Funds                                  116                 -                       -                116
Time Deposits                                  37                 -                       -                 37
US Government Bonds                            57                 -                       -                 57
                                       ----------        ----------               ---------         ----------

Total                                     $ 1,091         $       1                $      -            $ 1,092
                                          =======         =========                ========            =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

Maturities of investment securities classified as available for sale at June 30, 2001 and December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                              June 30, 2001                 December 31, 2000
                                                              -------------                 -----------------
                                                       Amortized                        Amortized
                                                         Cost          Fair Value          Cost        Fair Value
                                                         ----          ----------          ----        ----------
                                                                        (In millions of dollars)

Due within one year                                    $      34        $      34        $     656      $     656
Due after one year through five years                        542              542                2              2
Due after five years through ten years                       237              237               51             51
Due after ten years                                          342              341              382            383
                                                       ---------        ---------        ---------      ---------
Total                                                   $  1,155         $  1,154         $  1,091       $  1,092

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the first half of 2001:

                                              Interest  Unrealized      Net Sales      Realized
                               Balance          and        Gain/           of            Gain/                              Balance
                               12/31/00      Dividends    (Loss)       Securities       (Loss)       Other     Payments     6/30/01
                               --------      ---------    ------       ----------       ------       -----     --------     -------
 Assets
 ------
 Cash                          $     12       $      -      $   -       $    (30)    $       -     $       -    $    -     $    (18)
 Restricted Cash                    170              -          -              -             -           (35)        -          135
 Marketable Securities:
   Available for Sale             1,092             29         (1)            30             4             -         -        1,154
                              ---------       --------      ------      --------     ---------     ---------    ------    ---------

 Total Assets                 $   1,274        $    29      $  (1)      $       -     $      4      $    (35)   $    -     $  1,271
                              =========       ========      ======      =========     ========      =========   ======    =========

 Liabilities
 -----------
 Asbestos Litigation Claims     $ 1,250       $      -      $    -      $       -    $       -      $    (35)   $    -     $  1,215
 Charity                             24             29          (1)            -             4             -         -           56
                              ---------       --------      -------     --------     ---------     ---------    ------    ---------

 Total  Liabilities             $ 1,274       $     29      $  (1)      $       -    $       4      $    (35)   $    -     $  1,271
                              =========       ========      ======      =========    =========      =========   ======    =========

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

Two creditors' committees, one representing asbestos claimants and the other representing unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that the appointed committees, together with a legal representative of future asbestos claimants appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan or plans of reorganization.

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

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. On January 17, 2001, the Bankruptcy Court extended such exclusivity period until August 2, 2001, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to October 3, 2001. The Debtors have filed a motion with the Bankruptcy Court requesting a further extension of these exclusivity periods through February 2, 2002 and April 3, 2002, respectively, without prejudice to their right to seek further extensions. Pursuant to the local rules of the Bankruptcy Court, the existing exclusivity periods are automatically extended until the Bankruptcy Court acts on such motion. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

Owens Corning is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were entered

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan or plans. For example, Owens Corning is unable to predict at this time what the treatment will be under any such plan or plans with respect to (1) the guaranties issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM, Inc., a Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries ("IPM"), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility" which is now in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., a wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

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

RESULTS OF OPERATIONS

Business Overview
-----------------

Owens Corning is committed to continuing to invest in our businesses and provide quality products to our customers. In recent years, we have focused on increasing sales and earnings by (i) achieving productivity improvements and cost reductions in existing and acquired businesses, (ii) targeting growth markets and (iii) forming strategic alliances and partnerships to complement our existing businesses. We are committed to taking full advantage of e-Business opportunities. We are also expanding our role as a service provider by offering complementary services in order to meet all of our customers' needs. In the Composite Systems Business, Owens Corning has partnered with end users, OEMs, systems suppliers and other players within the supply chain for development of substitution opportunities for composite systems.

Owens Corning's strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. This strategy resulted in the sale of our Engineered Pipe Business during the first quarter of 2001. In 2000, it included the sale of the Falcon Foam business in the U.S. during the first quarter and the sale of our Building Materials business in Europe to an

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

unconsolidated joint venture in the second quarter. Please see Notes 2 and 5 to the Consolidated Financial Statements. During the second quarter of 2001, Owens Corning signed a Letter of Intent with our joint venture partner in Alcopor Owens Corning to sell our remaining 40% interest in the joint venture. Also during this time, the Bankruptcy Court approved the proposed divestiture. This sale is scheduled to be completed in the third quarter of 2001.

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

During the first half of 2001, the overall economy remained weak. The North American housing market did reflect favorable seasonably adjusted housing starts. However, the significantly softer environment experienced during the second half of 2000 created excess inventories in the distribution channels. During the first half of 2001, these inventories have slowly been depleted thus resulting in decreased demand for building materials during the first six months of 2001.

Quarter and Six Months Ended June 30, 2001
------------------------------------------

Sales and Profitability
-----------------------

Net sales for the quarter ended June 30, 2001 were $1.239 billion, down 4% from the second quarter 2000 level of $1.295 billion. The decrease is due to price and volume declines in North American Building Materials businesses, as well as the sale of the Falcon Foam and European Building Materials businesses. Adjusted for the disposition of these businesses, sales in 2001 declined 2% compared to the second quarter of 2000. In the Building Materials Systems business, sales during the second quarter of 2001 reflect volume and price decreases in the U.S. insulation market and price decreases in U.S. roofing markets offset partially by volume increases in roofing, compared to the second quarter of 2000. In the Composite Systems business, sales reflect price increases in composites markets during the second quarter of 2001 offset by volume decreases primarily in the U.S. On a consolidated basis, the currency translation impact of sales denominated in foreign currencies was unfavorable during the second quarter of 2001 compared to the second quarter of 2000. Please see Notes 2 and 5 to the Consolidated Financial Statements.

Sales outside the U.S. represented 15% of total sales during the second quarter of 2001, compared to 18% during the second quarter of 2000. The slight decline in non-U.S. sales is primarily due to volume decreases in 2001 attributable to the disposition of Building Materials Europe as well as decreases in Building Materials and Composite volumes in the Canadian market.

For the quarter ended June 30, 2001, Owens Corning reported net income of $29 million, or $.49 per share, compared to a net loss of $425 million, or $(7.76) per share, for the quarter ended June 30, 2000. On a pre-tax basis, Owens Corning reported income from operations of $57 million in the second quarter of 2001. When adjusted for $17 million in costs of restructuring and other charges

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

and $17 million in Chapter 11 related expenditures, Owens Corning generated $91 million in income from operations compared to $152 million for the second quarter of 2000 (adjusted for asbestos-related charges). Net income for the second quarter 2001 reflects the price and volume decreases described above compounded by continued increase in energy costs recognized as well as the impact of the Company's review of the cost structures as described below in "restructuring and other charges". Cost of borrowed funds during the second quarter of 2001 was $4 million, $47 million lower than the second quarter 2000 level, due to the cessation of interest (totaling $46 million during the quarter, and $96 million year to date (please see Note 1 to the Consolidated Financial Statements)) on most debt as a result of the Chapter 11 Filing.

Marketing and administrative expenses were $128 million during the second quarter of 2001, compared to $146 million in the second quarter of 2000. The decrease is primarily attributable to recognized benefits associated with the restructuring actions taken in the fourth quarter of 2000 and continued effective cost-cutting measures implemented throughout the first half of 2001.

Net sales for the six months ended June 30, 2001 were $2.306 billion, down from the $2.552 billion reported for the first six months of 2000. Price and volume decreases across North American Building Materials markets and the disposition of Building Materials Europe resulted in the sales decline. The net income for the six months ended June 30, 2001 was $19 million, or $.32 per share compared to a net loss of $377 million, or $(6.90) per share for the same period in 2000.

Building Materials Systems
--------------------------

In the Building Materials Systems segment, sales decreased 4% to $1.009 billion in the second quarter of 2001 compared to the second quarter of 2000. Excluding the sales related to the divestiture of Falcon Foam and Building Material Europe, sales were down 2%. This downturn in sales resulted primarily from decreased pricing and volume in U.S. and Canadian insulation products, partially offset by volume increases in U.S. residential roofing products. Income from operations was $69 million during the second quarter of 2001, down approximately 47% from the same period in 2000. The decline in income from operations in the second quarter of 2001 reflects the combined effects of price decreases and raw material cost increases.

Composite Systems
-----------------

In the Composite Systems segment, sales were down 3%, to $230 million during the second quarter of 2001, compared to the second quarter of 2000 due to volume decreases partially offset by increases in price. Income from operations was $43 million in the second quarter of 2001, compared to $31 million in the prior-year period as a result of increased gross margin due to price increases, process improvements and reduction of manufacturing costs. Please see Note 1 to the Consolidated Financial Statements.

Restructuring of Operations and Other Charges
---------------------------------------------

During the second quarter of 2001, the Company continued to experience the impact of a soft overall economy, resulting in lower volume demand in both Building Materials Systems and Composite Systems. Due to this, the Company continues to review its total cost structures. This review led to the Company recording a $17 million pretax charge to income from operations for restructuring and other charges. This charge was comprised of a $7 million pretax restructure charge and $10 million in pretax other charges.

The $7 million restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss). The

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

components of the restructuring charge included $5 million for the divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. Also included in the restructure charge was a $2 million charge for severance costs associated with the elimination of approximately 25 positions, primarily in the U.K. The primary groups affected included manufacturing and administrative personnel. As of June 30, 2001, approximately $1 million has been paid and charged against the reserve for personnel reductions.

The $10 million in pretax other charges included $4 million in costs related to the Company's continuing plan for the realignment of the Newark, Ohio facility, $2 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies and various other charges totaling $4 million. This $10 million pretax charge was accounted for as an $8 million charge to cost of sales and a $2 million charge to other operating expenses.

During the first quarter of 2001, the Company recorded $42 million in pretax charges for restructuring and other charges as a result of the continued impact of a soft overall economy. The $42 million pretax charge was comprised of a $9 million pretax restructure charge, $2 million pretax loss from assets held for sale, and $31 million in other pretax charges. The $9 million pretax restructure charge represented severance costs associated with the elimination of approximately 130 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of June 30, 2001, approximately $2 million has been paid and charged against the reserve for personnel reductions. The $2 million pretax loss from assets held for sale represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis for the first quarter of 2001. This sale was completed in February 2001, subject to final regulatory approval (see Note 5). This approval was obtained in June, 2001, at which time the cash proceeds were released from escrow.

The $31 million in other pretax charges was comprised of $10 million of asset impairments, principally the write-down of equipment; $4 million to write down inventory to reflect updated estimates of the net realizable value of certain inventories; $4 million of payroll-related charges associated with the realignment of the Newark, Ohio manufacturing facility; and various other charges totaling $13 million. This $31 million pretax charge was accounted for as an $18 million charge to cost of sales and a $13 million charge to other operating expenses.

During 2000, the Company recorded pretax charges of $229 million for restructuring and other activities as a result of its reassessment of business strategies with respect to investments in certain ventures, facilities and overhead expenditures. The $229 million pretax charge was comprised of a $32 million charge associated with the restructuring of the Company's business segments and a $197 million of other charges, the majority of which represented impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority-owned consolidated subsidiary. The components of the restructuring charge include $16 million for personnel reductions, $10 million for the divestiture of non-strategic businesses and facilities, and $6 million for asset impairments associated with the planned closing of two lines at our Newark, Ohio manufacturing facility. This represented the first phase of the Company's plan to realign operations at the Newark facility.

The $197 million of other charges was comprised of $95 million of asset impairments, $6 million charge for a settlement loss associated with one of our U.S. pension plans, and $96 million of charges focused on improving business operations. The $95 million of asset impairments included: 1) $54 million charge to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; 2) $12 million to write-down the Company's investment in the majority owned, consolidated venture in South Africa, on a held-in-use

ITEM 2.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

basis based upon management's analysis of current and expected future financial results and constraints on the Company's ability to fund future significant capital investments in this subsidiary as a consequence of the bankruptcy filing. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million to write-down to fair value the investments in its Pipe joint ventures and subsidiaries on a held for sale basis. The sale of a majority of the investments and subsidiaries held for sale was completed in February 2001, with final approval obtained in June, 2001, at which time cash proceeds were released from escrow; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary; and 5) $11 million associated with asset impairments within our Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of June 30, 2001, approximately $12 million has been paid and charged against the reserve for personnel reductions.

During 1997 and 1998, the Company recorded pretax charges of $386 million for restructuring and other actions to implement a program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. Of the total pretax charge of $386 million, $143 million was recorded in the fourth quarter of 1997 and the remaining $243 million was recorded during 1998.

The $386 million pretax charge was comprised of a $185 million charge associated with the restructuring of the Company's business segments and a $201 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructuring charge include $115 million for personnel reductions; $68 million for the divestiture of non-strategic businesses and facilities, of which $52 million represented non-cash asset revaluations and $16 million represented exit cost liabilities, primarily for leased warehouse and office facilities that were vacated; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet market demands. As of June 30, 2001, approximately $104 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 2,450 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $13 million has been charged against exit cost liabilities.

Due to timing of events, we anticipate that additional restructuring and other charges will be recorded during 2001.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $103 million for the quarter ended June 30, 2001, compared to $242 million for the quarter ended June 30, 2000. Cash flow from operations for the quarter ended June 2000 was favorably impacted by proceeds from insurance for asbestos claims of $335 million offset by payments of $141 million. As a result of the Filing, cash payments to asbestos claimants are stayed.

Inventories at June 30, 2001 were $485 million, $16 million more than the December 31, 2000 level, due largely to the seasonal build of inventories.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Receivables at June 30, 2001 were $618 million, a $130 million increase over the December 31, 2000 level attributable to the seasonal increase in sales. The increase in accounts payable and accrued liabilities from $491 million at December 31, 2000 to $599 million at June 30, 2001, reflects typical payment patterns during the first half of the year as well as improvements in payment terms adversely affected by the Filing.

At June 30, 2001, Owens Corning's net working capital was $948 million and our current ratio was 2.33, compared to $955 million and 2.57, respectively, at December 31, 2000 and $292 million and 1.13, respectively, at June 30, 2000. The change in working capital and current ratio at June 30, 2001 compared to June 30, 2000 is the direct result of the Filing, which reclassified liabilities of Debtors outstanding at the date of the Filing to "Liabilities Subject to Compromise." Please see Note 1 to the Consolidated Financial Statements.

At June 30, 2001, we had $2.8 billion of borrowings subject to compromise and $74 million of other long-term borrowings (of which $67 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). Long-term borrowings outstanding at June 30, 2000 were $ 2.773 billion.

At June 30, 2001, the Company had $520 million of Cash and Cash Equivalents (of which approximately $42 million is subject to an administrative freeze pending the resolution of certain alleged set-off rights which, upon approval of the Bankruptcy Court, may be exercised by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"). At June 30, 2001, this facility had not been utilized except for approximately $25 million of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

Owens Corning maintains pension plans for certain of its salaried and hourly employees. Based on current actuarial projections performed by independent actuaries in the course of their annual review of the Company's U.S. plans, the Company anticipates making up to $300 million in contributions to such plans over the next 3 years. While the timing of these contributions has not yet been determined, it is possible that a significant portion of the contributions may be made during the third quarter of 2001. The Company believes it has sufficient liquidity to make these contributions regardless of timing.

The Company believes, based on information presently available to it, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and
(vi)  the   Company's   ability  to  maintain   profitability   following   such
confirmation.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Capital spending for property, plant and equipment, excluding acquisitions, was $41 million in the second quarter of 2001. Owens Corning anticipates that 2001 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $300 million. We expect that funding for these expenditures will be from our operations and the credit availability from the DIP Financing.

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

Effective January 1, 2002, we will adopt Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The first of these statements require business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of Statement 142, Goodwill is no longer subject to amortization over its estimated useful life, rather it is subject to an annual assessment for impairment charge. During the third and fourth quarters of 2001, we will review the impairment analysis set forth in Statement 142 and assess the impact of adoption.

Environmental Matters
---------------------

Owens Corning has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). We have also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against us as a PRP for contribution under such federal, state or local laws. At June 30, 2001, a total of 44 such PRP designations remained unresolved by the Company. We are also involved with environmental investigation or remediation at a number of other sites at which Owens Corning has not been designated a PRP.

We have established a $26 million reserve for our Superfund (and similar state, local and private action) contingent liabilities. In connection with the Filing, the Company has initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company will seek settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June, 1999, for amino/phenolic resin in January, 2000 and for secondary aluminum smelting in March, 2000. We anticipate that our other sources to be regulated will be wet formed glass mat, asphalt processing and roofing, metal coil coating, and open molded fiber-reinforced plastics. Based on information now known to us, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

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

The amounts presented below represent the maximum potential one-day loss in fair value that we would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

                                                           June 30,              December 31,
               Risk Category                                 2001                    2000
               -------------                                 ----                    ----
                                                                (In millions of dollars)
               Foreign currency                               $1                    $1
               Interest rate                                  $8                    $8


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

No matter was submitted to a vote of security holders during the quarter ended June 30, 2001.

ITEM 5.       OTHER INFORMATION

Owens Corning does not elect to report any information under this item.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         See Exhibit Index below, which is incorporated here by reference.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             OWENS CORNING

                                             Registrant

Date:   August 10, 2001                      By:  /s/  Michael H. Thaman
    ----------------------------                ------------------------------
                                             Michael H. Thaman
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (as duly authorized officer)



Date:   August 10, 2001                      By:  /s/  Deyonne F. Epperson
    ----------------------------                ------------------------------
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

              Standstill and Waiver Agreement among Owens Corning, certain affiliates of Owens Corning, Credit Suisse First Boston, and certain bank lenders (filed herewith).