Form 10-Q
period 2001-09-30
OWENS CORNING
filed 2001-11-13
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2001

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

                                Yes / X / No / /

Shares of common stock, par value $.10 per share, outstanding at September 30, 2001

                                   55,342,340

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (unaudited)


                                                                            Quarter Ended               Nine Months Ended
                                                                            September 30,                 September 30,
                                                                            -------------                 -------------
                                                                         2001           2000           2001           2000
                                                                         ----           ----           ----           ----
                                                                            (In millions of dollars, except share data)

NET SALES                                                               $  1,291      $   1,281      $  3,597       $ 3,833
COST OF SALES                                                              1,046          1,036         2,957         3,003
                                                                       ---------       --------     ---------      --------
     Gross margin                                                            245            245           640           830
                                                                      ----------      ---------    ----------     ---------

OPERATING EXPENSES
     Marketing and administrative expenses                                   141            143           396           437
     Science and technology expenses                                          10             13            30            42
     Restructure costs (Note 4)                                                8              6            24             6
     Chapter 11 related reorganization items (Note 1)                         23              -            60             -
     Provision for asbestos litigation claims (Note 12)                       (5)             -            (5)          790
     Other                                                                      5             3             32            7
                                                                     ------------   -----------    -----------   -----------

        Total operating expenses                                             182            165           537         1,282
                                                                      ----------      ---------    ----------      --------

INCOME (LOSS) FROM OPERATIONS                                                 63             80           103          (452)

OTHER
  Cost of borrowed funds (Note 1)                                              4             55            11           149
  Other                                                                        4              -            (2)            -
                                                                     -----------    -----------    ----------    -----------


INCOME (LOSS) BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES                                                            55             25            94          (601)

Provision (credit) for income taxes (Note 6)                                  26             10             46         (244)
                                                                      ----------      ---------    -----------     ---------

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND EQUITY IN NET INCOME (LOSS) OF
  AFFILIATES                                                                  29             15            48          (357)

Minority Interest                                                             (2)            (3)           (3)           (6)

Equity in net income (loss) of affiliates                                       -             2             1             -
                                                                     ------------       ---------  ------------  -----------

NET INCOME (LOSS)                                                     $       27      $      14    $       46      $   (363)
                                                                      ==========      =========    ==========      =========

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share                                     $      .50      $     .25    $      .84     $   (6.64)
                                                                      ----------      ---------    ----------     ----------
Diluted net income (loss) per share                                   $      .46      $     .25     $      .77    $   (6.64)
                                                                      ----------      ---------     ----------    ----------

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

   Basic                                                                    55.1           55.0          55.1          54.8
   Diluted                                                                  59.9           55.5          60.0          54.8

                 The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                 September 30,       December 31,            September 30,
                                                                     2001                2000                    2000
                                                                     ----                ----                    ----
                                                                                  (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents                                   $      551             $       550              $      378
     Restricted cash (Note 12)                                            -                       -                     100
     Restricted cash and securities - Fibreboard -
       current portion (Note 12)                                          -                       -                     850
     Receivables                                                        597                     488                     507
     Inventories (Note 7)                                               480                     469                     532
     Insurance for asbestos litigation claims -
       current portion (Note 12)                                          -                       -                      33
     Deferred income taxes                                                5                       6                     181
     Income tax receivable                                                5                      31                       4
     Other current assets                                                22                      20                      25
                                                               ------------           -------------             -----------

           Total current                                              1,660                   1,564                   2,610
                                                                 ----------             -----------               ---------

OTHER
     Insurance for asbestos litigation claims
      (Note 12)                                                           4                      59                      59
     Restricted cash - asbestos-related (Note 12)                       171                     164                      44
     Restricted cash, securities and other - Fibreboard
       (Notes 12 and 13)                                              1,285                   1,274                     395
     Deferred income taxes                                            1,037                   1,075                     828
     Goodwill                                                           618                     636                     649
     Investments in affiliates                                           50                      62                      87
     Other noncurrent assets                                            359                     257                     273
                                                                -----------            ------------              ----------

           Total other                                                3,524                   3,527                   2,335
                                                                 ----------             -----------               ---------

PLANT AND EQUIPMENT, at cost
Land                                                                     68                      60                      58
Buildings and leasehold improvements                                    666                     663                     672
Machinery and equipment                                               2,866                   2,717                   2,547
Construction in progress                                                172                     327                     360
                                                                 ----------            ------------              ----------
                                                                      3,772                   3,767                   3,637

  Less - accumulated depreciation                                    (1,984)                 (1,946)                 (1,944)
                                                                  ----------            ------------              ----------

      Net plant and equipment                                         1,788                   1,821                   1,693
                                                                 ----------             -----------               ---------

TOTAL ASSETS                                                      $   6,972              $    6,912               $   6,638
                                                                  =========              ==========               =========



                 The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (unaudited)

                                                                        September 30,     December 31,          September 30,
                                                                             2001               2000                2000
                                                                             ----               ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                            $     678          $      491          $    696
     Reserve for asbestos litigation claims - current portion
       (Note 12)                                                                 -                   -             1,250
     Asbestos-related liabilities - Fibreboard - current portion
       (Note 13)                                                                 -                   -               850
     Short-term debt                                                            43                  50                56
     Long-term debt - current portion                                           65                  68             2,733
                                                                        ----------         -----------          --------

        Total current                                                          786                 609             5,585
                                                                         ---------          ----------          --------

LONG-TERM DEBT                                                                   6                   7                32
                                                                       -----------        ------------        ----------

OTHER
  Reserve for asbestos litigation claims (Note 12)                               -                   -               980
  Asbestos-related liabilities - Fibreboard  (Note 13)                           -                   -               395
  Other employee benefits liability                                            330                 322               322
  Pension plan liability                                                        38                  75                41
  Other                                                                        127                 124               337
                                                                        ----------          ----------          --------

        Total other                                                            495                 521             2,075
                                                                        ----------          ----------           -------

LIABILITIES SUBJECT TO COMPROMISE (Note 1)                                   6,817               6,935                 -
                                                                         ---------           ---------        ----------

COMMITMENTS AND CONTINGENCIES

COMPANY OBLIGATED SECURITIES OF ENTITIES
  HOLDING SOLELY PARENT DEBENTURES -
  SUBJECT TO COMPROMISE                                                        200                 200               195
                                                                         ---------          ----------          --------

MINORITY INTEREST                                                               40                  39                47
                                                                        ----------         -----------         ---------

STOCKHOLDERS' EQUITY
  Common stock                                                                 697                 699               700
  Deficit                                                                   (1,950)             (1,996)           (1,884)
  Accumulated other comprehensive income                                      (115)                (97)             (103)
  Other                                                                         (4)                 (5)               (9)
                                                                       ------------       -------------       -----------

        Total stockholders' equity                                          (1,372)             (1,399)           (1,296)
                                                                          ---------          ----------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  6,972            $  6,912          $  6,638
                                                                          ========            ========          ========


                 The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Quarter Ended                   Nine Months Ended
                                                                September 30,                     September 30,
                                                                -------------                     -------------
                                                             2001            2000           2001             2000
                                                             ----            ----           ----             ----
                                                                            (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income (loss)                                     $        27         $     14    $       46      $   (363)

  Reconciliation of net cash provided by
     operating activities
        Noncash items:
          Provision for asbestos litigation claims                -                -             -           790
          Provision for depreciation and
            amortization                                         51               44           161           137
          Provision (credit) for deferred income
            taxes                                                12               (1)           40          (289)
          Other - noncash items                                  39                9            69           (23)
        (Increase) decrease in receivables                       29               (1)         (123)         (215)
        (Increase) decrease in inventories                        7               15           (21)         (105)
        Increase (decrease) in accounts payable
          and accrued liabilities                                47               17           125           (43)
        Change in liabilities subject to
          compromise, net (Note  1)                              (1)               -           (97)            -
        (Increase) decrease in restricted cash -
          asbestos-related (Note 12)                             (1)             106            48          (144)
        Proceeds from insurance for asbestos
          litigation claims, excluding Fibreboard
          (Note 12)                                               -                -             -           347
        Payments for asbestos litigation claims,
          excluding Fibreboard (Note 12)                          -             (176)            -          (540)
        Pension fund contribution                              (150)               -          (176)            -
        Other                                                     24             (34)            42             4
                                                        ------------       ----------   -----------   -----------

            Net cash flow from operations               $        84       $       (7)   $      114      $   (444)
                                                        -----------       -----------   ----------      ---------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                        (50)            (113)         (133)         (278)
        Investment in subsidiaries, net of cash
          acquired                                                -                -             -            (4)
        Proceeds from the sale of affiliate or
          business (Note 5)                                       -                -            20           193
        Other                                                     (4)              1            (2)          (35)
                                                        -------------     ----------    ----------     ----------

            Net cash flow from investing                $       (54)        $   (112)   $     (115)     $   (124)
                                                        ------------        ---------   -----------     ---------



               The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                   (unaudited)

                                                                Quarter Ended                    Nine Months Ended
                                                                September 30,                      September 30,
                                                                -------------                      -------------
                                                             2001             2000            2001              2000
                                                             ----             ----            ----              ----
                                                                             (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions to long-term credit facilities         $        -          $       (7)   $         -        $    948
  Other additions to long-term debt                             1                   -             17              22
  Other reductions to long-term debt                           (2)                 (1)            (4)            (84)
  Net decrease in short-term debt                              (2)                 13             (7)              4
  Subject to compromise (Note 1)                                -                   -             (4)              -
  Dividends paid                                                -                  (4)             -             (12)
  Other                                                          -                  -             (1)               -
                                                       -----------       ------------    ------------     -----------

      Net cash flow from financing                             (3)                  1              1             878
                                                       -----------        -----------    -----------        --------

Effect of exchange rate changes on cash                         4                  (1)             1              (2)
                                                       ----------         ------------   -----------      -----------


Net increase (decrease) in cash and cash
  equivalents                                                  31                (119)             1             308

Cash and cash equivalents at beginning of
  period                                                      520                 497            550              70
                                                        ---------           ---------       --------       ---------

Cash and cash equivalents at end of period               $    551           $     378       $    551        $    378
                                                         ========           =========       ========        ========

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

Two creditors' committees, one representing asbestos claimants and the other representing unsecured creditors, have been appointed as official committees in the Chapter 11 Cases. In addition, the Bankruptcy Court has appointed James J. McMonagle as legal representative for the class of future asbestos claimants against one or more of the Debtors. The two committees and the futures representative will have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that these committees and the futures representative will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan or plans of reorganization.

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

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. By order, the Bankruptcy Court has extended such exclusivity period until February 2, 2002, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to April 3, 2002. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

From the Petition Date through September 30, 2001, contractual interest expense not accrued or recorded on pre-petition debt totaled $190 million, of which $139 million relates to 2001 and $43 million relates to the quarter ended September 30, 2001.

At September 30, 2001, the Company had $551 million of Cash and Cash Equivalents (of which approximately $39 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"). At September 30, 2001, this facility had not been utilized except for approximately $32 million of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

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

Debtor-In-Possession Financial Statements
-----------------------------------------

The condensed financial statements of the Debtors are presented below. These statements reflect the financial position and results of operations of the combined Debtor entities, including certain amounts and activities between Debtors and non-debtor entities of Owens Corning which are eliminated in the consolidated financial statements.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         Owens Corning and Subsidiaries
                    Debtor-in-Possession Statement of Income
            for the QUARTER AND NINE MONTHS ended September 30, 2001

                                                                                                  2001
                                                                                                  ----
                                                                                    Quarter Ended    Nine Months Ended
                                                                                    September 30        September 30
                                                                                    ------------        ------------
                                                                                        (In millions of dollars)

NET SALES                                                                            $   1,143         $    3,139
COST OF SALES                                                                              953              2,663
                                                                                   -----------        -----------
     Gross margin                                                                          190                476
                                                                                   -----------       ------------

OPERATING EXPENSES
     Marketing and administrative expenses                                                 129                356
     Science and technology expenses                                                         9                 27
     Restructure costs (Note 4)                                                              5                 14
     Chapter 11 reorganization items (Note 1)                                               23                 60
     Proceeds from asbestos litigation claims                                               (5)                (5)
     Other (Including interest income from non-debtors of $14 million
        in the third quarter and $42 million for the nine months ended)                    (31)               (71)
                                                                                   ------------      -------------

        Total operating expenses                                                           130                381
                                                                                   -----------        -----------

INCOME FROM OPERATIONS                                                                      60                 95

OTHER
     Cost of borrowed funds                                                                  1                 (1)
     Other (Note 13)                                                                         4                 (2)
                                                                                  -------------      -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                    55                 98

Provision for income taxes                                                                  25                 46
                                                                                  ------------       ------------

INCOME BEFORE EQUITY IN NET INCOME (LOSS) OF
  AFFILIATES                                                                                30                 52

Equity in net income (loss) of affiliates                                                   (1)                 -
                                                                                  -------------      -------------

NET INCOME                                                                         $        29        $        52
                                                                                   ===========        ===========







The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         Owens Corning and Subsidiaries
                       Debtor-in-Possession Balance Sheet

                                                                                  September 30,           December 31,
                                                                                       2001                   2000
                                                                                       ----                   ----
                                                                                        (In millions of dollars)
ASSETS
------

CURRENT

     Cash and cash equivalents                                                      $      431               $    461
     Receivables - debtors, net                                                            439                    338
     Receivables - non-debtors                                                             744                    672
     Inventories                                                                           349                    347
     Deferred income taxes                                                                   4                      4
     Income tax receivable                                                                   4                     31
     Other current assets                                                                   20                     18
                                                                                  ------------             ----------

           Total current                                                                 1,991                  1,871
                                                                                    ----------                -------

OTHER
     Insurance for asbestos litigation claims (Note 12)                                      4                     59
     Restricted cash and other - asbestos-related (Note 12)                                171                    164
     Restricted cash, securities and other - Fibreboard (Notes
       12 and 13)                                                                        1,285                  1,274
     Deferred income taxes                                                               1,001                  1,058
     Goodwill, net                                                                         520                    530
     Investments in affiliates                                                              29                     38
     Investments in non-debtor subsidiaries                                                736                    745
     Other noncurrent assets                                                               309                    209
                                                                                   -----------              ---------

           Total other                                                                   4,055                  4,077
                                                                                    ----------                -------

PLANT AND EQUIPMENT, at cost
     Land                                                                                   41                     34
     Buildings and leasehold improvements                                                  526                    522
     Machinery and equipment                                                             2,196                  2,078
     Construction in progress                                                              153                    259
                                                                                   -----------              ---------
                                                                                         2,916                  2,893

  Less:  Accumulated depreciation                                                       (1,527)                (1,502)
                                                                                    -----------               -------

      Net plant and equipment                                                            1,389                  1,391
                                                                                    ----------               --------

TOTAL ASSETS                                                                         $   7,435                $ 7,339
                                                                                     =========                =======



The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         Owens Corning and Subsidiaries
                       Debtor-in-Possession Balance Sheet

                                                                               September 30,          December 31,
                                                                                    2001                  2000
                                                                                    ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 (In millions of dollars)
------------------------------------

CURRENT

     Accounts payable and accrued liabilities - debtor                          $     509                $    320
     Accounts payable and accrued liabilities - non-debtors                             7                      46
     Long-term debt - current portion                                                   -                       1
                                                                             ------------             -----------


        Total current                                                                 516                     367
                                                                               ----------               ---------

OTHER
  Other employee benefits liability                                                   316                     308
  Pension plan liability                                                               32                      68
  Other                                                                               103                      96
                                                                               ----------              ----------

        Total other                                                                   451                     472
                                                                               ----------               ---------

LIABILITIES SUBJECT TO COMPROMISE                                                   7,532                   7,623

STOCKHOLDERS' EQUITY
  Common stock                                                                        697                     699
  Deficit                                                                          (1,748)                 (1,807)
  Accumulated other comprehensive loss                                                (11)                    (12)
  Other                                                                                (2)                     (3)
                                                                             -------------             ----------

        Total stockholders' equity                                                 (1,064)                 (1,123)
                                                                                ----------                -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   7,435                 $ 7,339
                                                                                =========                 =======

The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         Owens Corning and Subsidiaries
                  Debtor-in-Possession Statement of CASH FLOWS
            for the QUARTER AND NINE MONTHS ended September 30, 2001

                                                                                               2001
                                                                                               ----
                                                                                   Quarter         Nine Months
                                                                                    Ended             Ended
                                                                                 September 30      September 30
                                                                                 ------------      -------------
                                                                                       (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net income                                                                       $      29             $      52
  Reconciliation of net cash provided by operating activities
        Noncash items:
            Provision for depreciation and amortization                                 37                   115
            Credit for deferred income taxes                                            21                    61
            Other                                                                       26                    71
        Increase (decrease) in receivables                                              16                  (186)
        Increase  (decrease) in inventories                                              7                    (4)
        Increase in accounts payable and accrued liabilities                            38                   100
        (Increase) decrease in restricted cash and other -
          asbestos-related                                                              (1)                   48
        Change in liabilities subject to compromise, net                                (1)                  (97)
        Pension fund contribution                                                     (150)                 (176)
        Other                                                                           28                    88
                                                                                 ---------            ----------

            Net cash flow from operations                                               50                    72
                                                                                 ---------            ----------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                                               (38)                 (113)
        Other                                                                           (3)                   (1)
                                                                                -----------           ----------

            Net cash flow from investing                                               (41)                 (114)
                                                                                 ----------             ---------

NET CASH FLOW FROM FINANCING

        Net additions to long-term credit facilities                                     -                    17
        Subject to compromise                                                            -                    (4)
        Other                                                                            -                    (1)
                                                                               -----------             ----------

        Net cash flow from financing                                            $        -              $     12
                                                                                ----------              --------




The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         Owens Corning and Subsidiaries
                  Debtor-in-Possession Statement of Cash Flows
            for the quarter and Nine months ended September 30, 2001

                                                                               Quarter Ended       Nine Months Ended
                                                                              September 30           September 30
                                                                              ------------           ------------
                                                                                    (In millions of dollars)

Net increase (decrease) in cash and cash equivalents                        $          9            $       (30)

Cash and cash equivalents at beginning of period                                     422                    461
                                                                             -----------            -----------

Cash and cash equivalents at end of period                                    $      431             $      431
                                                                              ==========             ==========

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

                                                                               September 30,        December 31,
                                                                                    2001                2000
                                                                                    ----                ----
                                                                                      (amounts in millions)

  Accounts payable                                                              $      193          $      255
  Accrued interest payable                                                              40                  39
  Accrued liabilities                                                                   47                  74
  Debt                                                                               2,843               2,832
  Income taxes payable                                                                 209                 212
  Reserve for asbestos litigation claims - Owens Corning (Note 12)                   2,200               2,249
  Reserve for asbestos related liabilities - Fibreboard
    (Notes 12 and 13)                                                                1,285               1,274
                                                                                 ---------           ---------

         Total consolidated                                                          6,817               6,935

         Payables to non-debtors                                                       715                 688
                                                                                ----------          ----------

         Total debtor                                                             $  7,532            $  7,623
                                                                                  ========            ========

The   amounts   for    reorganizational    items   in   the   Consolidated   and
Debtor-in-Possession Income Statements consist of the following for the quarter and nine months ended September 30:

                                                                 Quarter Ended          Nine Months Ended
                                                                  September 30             September 30
                                                                  ------------             ------------
                                                                           (amounts in millions)

   Professional fees                                                $       15             $      49
   Payroll and compensation                                                  9                    21
   Interest income                                                          (5)                  (15)
   Litigation related expenses and other                                     4                     5
                                                                  ------------            ----------

        Total                                                       $       23             $      60
                                                                    ==========             =========


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

                                                              Quarter Ended                  Nine Months Ended
                                                              September 30,                    September 30,
                                                              -------------                    -------------
NET SALES                                                 2001             2000             2001            2000
                                                          ----             ----             ----            ----
                                                                         (In millions of dollars)
Reportable Operating Segments
-----------------------------

  Building Materials Systems
     United States                                   $     1,024         $    994       $     2,769        $ 2,901
     Europe                                                    2                1                 5             89
     Canada and other                                         50               53               134            143
                                                     -----------        ---------       -----------      ---------

        Total Building Materials Systems                   1,076            1,048             2,908          3,133
                                                     -----------          -------       -----------       --------

  Composite Systems
     United States                                            96              104               293            309
     Europe                                                   76               85               266            256
     Canada and other                                         43               44               130            135
                                                     -----------        ---------       -----------       --------

        Total Composite Systems                              215              233               689            700
                                                     -----------         --------       -----------       --------

        Total Reportable Operating Segments          $     1,291          $ 1,281       $     3,597        $ 3,833
                                                     ===========          =======       ===========        =======

External Customer Sales by Geographic
-------------------------------------
  Region
  ------

     United States                                   $     1,120          $ 1,098       $     3,062        $ 3,210
     Europe                                                   78               86               271            345
     Canada and other                                         93               97               264            278
                                                     -----------        ---------       -----------      ---------

     Net Sales                                       $     1,291          $ 1,281       $     3,597        $ 3,833
                                                     ===========          =======       ===========        =======


                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

2.  SEGMENT DATA (continued)

                                                                  Quarter Ended                     Nine Months Ended
                                                                  September 30,                       September 30,
                                                                  -------------                       -------------
                                                              2001              2000             2001              2000
                                                              ----              ----             ----              ----
                                                                              (In millions of dollars)
INCOME (LOSS) FROM OPERATIONS

Reportable Operating Segments
-----------------------------

  Building Materials Systems
    United States                                         $      92          $      73        $    180         $     285
    Europe                                                        -                  -               -                 2
    Canada and other                                              5                 12               9                26
                                                         ----------          ---------      ----------        ----------

       Total Building Materials Systems                          97                 85             189               313
                                                          ---------          ---------       ---------         ---------

   Composite Systems
     United States                                               21                  5              63                54
     Europe                                                       8                  7              32                10
     Canada and other                                             4                  4              16                16
                                                        -----------        -----------       ---------         ---------

       Total Composite Systems                                   33                 16             111                80
                                                         ----------        -----------        --------         ---------

       Total Reportable Operating Segments                 $    130          $     101        $    300          $    393
                                                           --------          ---------        --------          --------

Geographic Regions
------------------
    United States                                          $    113         $       78        $    243          $    339
    Europe                                                        8                  7              32                12
    Canada and other                                              9                 16              25                42
                                                         ----------         ----------       ---------         ---------

        Total Reportable Operating Segments                $    130          $     101        $    300          $    393
                                                           ========          =========        ========          ========

Reconciliation to Consolidated Income
  Before Provision for Income Taxes

   Restructuring and other charges                              (35)                 -             (94)                -
   Chapter 11 related reorganization items                      (23)                 -             (60)                -
   Provision for asbestos litigation claims                       5                  -               5              (790)
   General corporate income (expense)                           (14)               (21)            (48)              (55)
   Cost of borrowed funds                                        (4)               (55)            (11)             (149)
   Other                                                         (4)                 -               2                 -
                                                         -----------      ------------      ----------       -----------

      Consolidated Income (Loss) Before
         Provision (Credit) for Income Taxes              $      55        $       25         $     94           $  (601)
                                                          =========        ----------         ========           --------

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

4.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

2001 Charges
------------

Third Quarter 2001
------------------

During the third quarter of 2001, the Company continued to experience the effects of an overall slowed economy in both the building materials and composite materials industries. While sales were flat with a year ago and margins showed slight improvements due to some productivity gains and material cost deflation, the Company continues to review its cost structures in light of economic forecasts. As a result, the Company recorded a $35 million pretax charge to income from operations for restructuring and other charges. This charge was comprised of an $8 million pretax restructure charge and $27 million in pretax other charges. The restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss) and represents severance costs associated with the elimination of approximately 160 positions, primarily in the U.S. and the U.K. The primary groups impacted included manufacturing and administrative personnel. As of September 30, 2001, approximately $5 million has been paid and charged against this reserve.

The $27 million in pretax other charges included: 1) $15 million in costs associated with the Company's previously announced plan to realign its Newark, Ohio manufacturing facility; 2) $4 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to net realizable value. The Company reached an agreement to sell its interest in Alcopor Owens Corning and the proceeds were placed in escrow. This transaction received final approval from the Bankruptcy Court on October 29, 2001 (see Note 5); and 3) various other charges totaling $8 million. This $27 million pretax charge was accounted for as a $19 million charge to cost of sales and an $8 million charge to other operating expenses.

Second Quarter 2001
-------------------

During the second quarter of 2001, the Company recorded $17 million in pretax charges for restructuring and other charges as a result of the continued impact of a soft overall economy. This charge was comprised of a $7 million pretax restructure charge and $10 million in pretax other charges. The $7 million restructure charge represented $5 million for the divestiture of non-strategic businesses and facilities, consisting mainly of non-cash asset write-downs to fair value and exit cost liabilities, and a $2 million charge for severance costs associated with the elimination of approximately 25 positions, primarily in the U.K. The primary groups affected included manufacturing and administrative personnel. As of September 30, 2001, approximately $1 million has been paid and charged against the reserve for personnel reductions.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)


The $10 million in pretax other charges included $4 million in costs related to the Company's continuing plan for the realignment of the Newark, Ohio facility, $2 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies, and various other charges totaling $4 million. This $10 million pretax charge was accounted for as an $8 million charge to cost of sales and a $2 million charge to other operating expenses.

First Quarter 2001
------------------

During the first quarter of 2001, the Company recorded $42 million in pretax charges for restructuring and other charges as a result of the impact of a soft overall economy. The $42 million pretax charge was comprised of a $9 million pretax restructure charge, $2 million pretax loss from assets held for sale, and $31 million in other pretax charges. The $9 million pretax restructure charge represented severance costs associated with the elimination of approximately 130 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of September 30, 2001, approximately $2 million has been paid and charged against the reserve for personnel reductions. The $2 million pretax loss from assets held for sale represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis for the first quarter of 2001. This sale was completed in February 2001.

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

2000 Charges
------------

During 2000, the Company recorded pretax charges of $229 million for restructuring and other activities as a result of its reassessment of business strategies with respect to investments in certain ventures, facilities and overhead expenditures. The $229 million pretax charge was comprised of a $32 million charge associated with the restructuring of the Company's business segments and $197 million of other charges, the majority of which represented impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority-owned consolidated subsidiary. The components of the restructuring charge included $16 million for personnel reductions, $10 million for the divestiture of non-strategic businesses and facilities, and $6 million for asset impairments associated with the planned closing of two lines at the Company's Newark, Ohio manufacturing facility. This represented the first phase of the Company's plan to realign operations at the Newark facility.

The $197 million of other charges was comprised of $95 million of asset impairments, a $6 million charge for a settlement loss associated with one of Owens Corning's U.S. pension plans, and $96 million of charges focused on improving business operations. The $95 million of asset impairments included: 1) $54 million charge to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; 2) $12 million to write-down the Company's investment in the majority owned, consolidated venture in South Africa, on a held-in-use basis based upon management's analysis of current and

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.     RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

expected future financial results and constraints on the Company's ability to fund future significant capital investments in this subsidiary as a consequence of the bankruptcy filing. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million to write-down to fair value the investments in the Company's Pipe joint ventures and subsidiaries on a held for sale basis. The sale of a majority of the investments and subsidiaries held for sale was completed in February 2001, with final approval obtained in June, 2001, at which time cash proceeds were released from escrow; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary; and 5) $11 million associated with asset impairments within the Company's Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of September 30, 2001, approximately $13 million has been paid and charged against the reserve for personnel reductions and approximately $2 million has been charged against exit cost liabilities.

1997 and 1998 Charges
---------------------

During 1997 and 1998, the Company recorded pretax charges of $386 million for restructuring and her actions to implement a program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. Of the total pretax charge of $386 million, $143 million was recorded in the fourth quarter of 1997 and the remaining $243 million was recorded during 1998.

The $386 million pretax charge was comprised of a $185 million charge associated with the restructuring of the Company's business segments and a $201 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructuring charge included $115 million for personnel reductions; $68 million for the divestiture of non-strategic businesses and facilities, of which $52 million represented non-cash asset revaluations and $16 million represented exit cost liabilities, primarily for leased warehouse and office facilities that were vacated; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet market demands. As of September 30, 2001, approximately $105 million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 2,450 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $13 million has been charged against exit cost liabilities.

The following table summarizes the status of the liabilities from the 1997, 1998 and 2000/2001 restructure program described above, including cumulative spending and adjustments and the remaining balance as of September 30, 2001:

                                                                                              Liability at
                                                            Original           Total         September 30,
          (In millions of dollars)                         Liability         Payments             2001
                                                           ---------         --------             ----

          Personnel Costs                                  $   150           $   (126)       $      24
          Facility and Business Exit Costs                      20                (15)               5
          Other                                                  2                 (2)               -
                                                        ----------         -----------     -----------

          Total                                            $   172           $   (143)       $      29
                                                           =======           =========       =========


                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.     RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

The Company continually evaluates whether events and circumstances have occurred that indicate that the carrying amount of certain long-lived assets is recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the expected undiscounted cash flows to be generated by the asset to determine whether the carrying amount is recoverable or if impairment exists. When it is determined that an impairment exists, the Company uses the fair market value of the asset, usually measured by the discounted cash flows to be generated by the asset, to determine the amount of the impairment to be recorded in the financial statements.

5.    ACQUISITIONS AND DIVESTITURES OF BUSINESSES

In September, 2001, the Company reached agreement to sell its 40% interest in Alcopor Owens Corning, an unconsolidated joint venture. Net proceeds of approximately $23 million were placed in escrow. This transaction received final approval from the Bankruptcy Court on October 29, 2001. The Company reduced its investment in the joint venture to net realizable value during the third quarter of 2001. See Note 4 to the Consolidated Financial Statements. As part of the divestiture, the Company will be obligated to fund certain U.K. pension obligations. The amount of the contribution will be actuarially determined as of the closing date and is dependent on fair market value of the pension plan assets at that time. The contribution is not expected to exceed the proceeds from the sale.

During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe with operations mostly in Europe. Net proceeds from the sale were $22 million, substantially all of which was received in the first quarter of 2001.

On May 31, 2000, the Company completed the sale of its European Building Materials business to Alcopor Owens Corning. Proceeds from the sale, net of the Company's $34 million cash infusion into the joint venture, were $177 million. In connection with this transaction, the joint venture assumed $62 million of debt from Owens Corning and the Company incurred fees of approximately $6 million, resulting in net cash proceeds of approximately $109 million. A pretax gain of approximately $5 million, including a $54 million write-off of goodwill, was realized from the sale. This pretax gain was recorded as a reduction of other operating expenses on the consolidated statement of income.

The results of operations of the European Building Materials business are reflected in the Company's consolidated statement of income through the period ending May 31, 2000. For the nine months ended September 30, 2000, the European Building Materials business recorded sales of approximately $88 million, and income from operations of approximately $1 million. Effective May 31, 2000, the Company accounted for its ownership interest in Alcopor Owens Corning under the equity method. Please see Note 1 to the Consolidated Financial Statements.

During the first quarter of 2000, the Company completed the sale of the assets of Falcon Foam, a producer of foam insulation in Michigan and California. Net proceeds from the sale were $50 million and resulted in a pretax loss of approximately $5 million, including transaction costs. This net loss was recorded as other operating expenses on the Consolidated Statement of Income
(Loss).

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

6.     INCOME TAXES

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:


                                                          Quarter Ended                Nine Months Ended
                                                          September 30,                  September 30,
                                                          -------------                  -------------
                                                       2001            2000           2001          2000
                                                       ----            ----           ----          ----

U.S. federal statutory rate                             35%             35%              35%          (35%)
State and local income taxes                             1              (3)               1            (5)
Operating losses of foreign subsidiaries                 -              11                -             1
Special tax election (a)                                 -               -                -            (2)
Interest                                                 6               -                8             -
Foreign tax rate differences                             2              (1)               2             -
Other                                                    4                -                3            -
                                                   -------          -------          -------     --------

Effective tax rate                                      48%             42%               49%         (41%)
                                                    =======          ======           =======      =======

(a) Represents the implementation of a tax strategy associated with one of our foreign subsidiaries.

7.    INVENTORIES

                                                          September 30, 2001         December 31, 2000
                                                          ------------------         -----------------
                                                                    (In millions of dollars)
Inventories are summarized as follows:

Finished goods                                                 $     414                   $     397
Materials and supplies                                               164                         165
                                                               ---------                   ---------
FIFO inventory                                                       578                         562
Less:  Reduction to LIFO basis                                       (98)                        (93)
                                                              -----------                 -----------
  Total Inventory                                              $     480                   $     469
                                                               =========                   =========

Approximately $138 million and $300 million of total inventories were valued using the LIFO method at September 30, 2001 and December 31, 2000, respectively.

8.    CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:

                                                   Quarter Ended                    Nine Months Ended
                                                   September 30,                      September 30,
                                                   -------------                      -------------
                                               2001              2000             2001              2000
                                               ----              ----             ----              ----
                                                               (In millions of dollars)

Income taxes                                 $     5            $     5        $    (27)          $    (30)
Cost of borrowed funds                             3                 54               6                154

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

9.    COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended September 30, 2001 and 2000 was income of $34 million and a loss of $14 million, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive income was income of $28 million and a loss of $415 million, respectively. The Company's comprehensive income includes net income (loss), currency translation adjustments, and deferred gains and losses on certain hedging transactions.

The comprehensive loss for the nine months ended September 30, 2000 includes a reclassification from other comprehensive income to net income of approximately $13 million. This reclassification reflects the expense recognition of currency translation adjustments resulting from the sale of the European Building Materials business to Alcopor Owens Corning in May, 2000 (see Note 5).

10.   EARNINGS PER SHARE

The following table reconciles the net income (loss) and weighted average number of shares used in the basic earnings per share calculation to the net income
(loss) and weighted average number of shares used to compute diluted earnings per share.

                                                       Quarter Ended                          Nine Months Ended
                                                       September 30,                            September 30,
                                                2001                   2000               2001                2000
                                                ----                   ----               ----                ----
                                                          (In millions of dollars, except share data)

Net income (loss) used for
  basic earnings per share                  $          27        $     14             $       46         $   (363)
Net income effect of
  assumed conversion of
  preferred securities                                  -               -                      -                -
                                          ---------------      ----------           ------------      -----------


Net income used for diluted
  earnings per share                        $          27        $     14             $       46         $   (363)
                                            =============        ========             ==========         =========

Weighted average number of
  shares outstanding used for
  basic earnings per share
  (thousands)                                      55,079          55,008                 55,064           54,759
Deferred awards (thousands)                           290             457                    323                -

Shares from assumed
  conversion of preferred
  securities (thousands)                            4,566                -                 4,566                -
                                             ------------      -----------             ---------      -----------


Weighted average number of
  shares outstanding and
  common equivalent shares
  used for diluted earnings per
  share (thousands)                                59,935          55,465                 59,953           54,759
                                              ===========         =======               ========          =======

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

Asbestos-Related Payments
-------------------------

As a result of the Filing, Owens Corning has not made any asbestos-related payments since the Petition Date except for approximately $13 million paid on its behalf by third parties pursuant to appeal bonds issued prior to the Petition Date. During 1999 and 2000 (prior to the Petition Date), Owens Corning (excluding Fibreboard) made asbestos-related payments falling within four major categories: (1) Settlements in respect of verdicts incurred or claims resolved prior to the implementation of the NSP ("Pre-NSP Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and
(4) Defense, claims processing and administrative expenses, as follows:

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
                                                                          =======                    =======

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At September 30, 2001, approximately $115 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets (under the caption "Restricted cash - asbestos related") and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below).

At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will be under the terms of any plan or plans of reorganization. However, one of the holders of Undistributed Administrative Deposits for Owens Corning (and similar deposits for Fibreboard) has filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds to the escrow beneficiaries. The Bankruptcy Court has scheduled a hearing on this motion for November 28, 2001.

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

Despite the foregoing developments, there can be no assurance that any such legislation will be ultimately enacted. Moreover, as a result of the Filing, there is uncertainty regarding the impact of the proposed tax legislation on the Debtors' respective estates even if such legislation were enacted.

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

In October 1998,  the Circuit Court for Jefferson  County,  Mississippi  granted

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

leave to file an amended complaint in an existing action to add claims by Owens Corning against seven tobacco companies and several other tobacco industry defendants. On June 17, 2001, the Jefferson court entered an order dismissing Owens Corning's case in response to the defendants' motion for summary judgment on the basis that Owens Corning's injuries were indirect and thus too remote under Mississippi law to allow recovery. The Company has appealed such dismissal to the Supreme Court of Mississippi.

In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same tobacco companies. The defendants have filed motions to dismiss Owens Corning's and Fibreboard's claims on the basis of the decision in the Mississippi lawsuit as well as California law. A hearing on these motions is set for November 20, 2001.

Insurance
---------

As previously reported, late in the second quarter of 2001, Owens Corning entered into a settlement agreement with one of its excess insurance carriers, resolving a dispute concerning coverage from such insurer for non-products asbestos-related personal injury claims. The Bankruptcy Court approved such settlement in July. As a result, during the third quarter of 2001, the carrier funded $55 million into an escrow account to be released in conjunction with implementation of an approved plan of reorganization, and the Company's recorded insurance asset was reduced. The escrowed funds plus earnings are reflected on Owens Corning's consolidated balance sheet as restricted assets, under the category "Restricted cash - asbestos-related". During the third quarter of 2001, Owens Corning also received an additional $5 million payment in respect of a previous settlement with a bankrupt insurance carrier. This amount was recorded as pre-tax income in the third quarter.

As of September 30, 2001, Owens Corning's financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

Owens Corning also has other unconfirmed potential non-products coverage with excess level carriers. Owens Corning is actively pursuing non-products insurance recoveries under these policies. In October, 2001, Owens Corning filed a lawsuit in Lucas County, Ohio, against ten excess level carriers for declaratory relief and damages for failure to make payments under its non-products insurance coverage. The amount and timing of recoveries from excess level policies will depend on the outcome of litigation or other proceedings, possible settlements of those proceedings, or other negotiations.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD) (continued)

As of September 30, 2001, a reserve of approximately $2.2 billion in respect of Owens Corning's asbestos- related liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities
Subject to Compromise." For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Reserve for asbestos litigation claims."

The approximate balances of the components of the reserve at September 30, 2000 (the ending date of the last reporting period preceding the Petition Date) were:

                                                                                        September 30, 2000
                                                                                        ------------------
                                                                                     (In billions of dollars)
NSP backlog                                                                                 $     1.1
Non-NSP backlog                                                                                   0.3
Future Claims                                                                                     0.7
Defense, Claims Processing and Administrative Expenses                                            0.1

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

- Owens Corning anticipates that the number and estimated aggregate value of allowed future claims will be determined as a result of negotiations involving the legal representative for the class of future asbestos claimants and the other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations at this time. In connection with such negotiations, it is anticipated that a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, will develop analyses of liability for both pre-petition and future asbestos claims. Owens Corning

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES

ITEM A. - OWENS CORNING (EXCLUDING FIBREBOARD)  (continued)

     and Fibreboard will also prepare analyses for use in the negotiation process. Such analyses are also required in connection with the establishment, as part of the plan of reorganization, of a Section 524(g) trust for the benefit of asbestos claimants. These analyses could vary substantially from one another and from the amounts of Owens Corning's and Fibreboard's existing reserves. Such analyses will be prepared solely for use in the negotiation of a plan of reorganization and will not involve the same type of estimation process required in connection with the preparation of financial statements under generally accepted accounting principles.

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

At September 30, 2001, as a result of the Filing and the uncertainties referred to above, the approximate balances of the components of Owens Corning's asbestos-related reserve were:

                                                                                         Balance
                                                                                         -------
                                                                                 (In billions of dollars)
Unpaid Final Settlements (NSP and other)                                                $    0.6
Other Pending and Future Claims                                                              1.6

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

As of September 30, 2001, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1,150 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $135 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard
Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. At September 30, 2001, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other
- Fibreboard." See Note 13 for additional information concerning the Fibreboard Settlement Trust.

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

Reserve
-------

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As of September 30, 2001, a reserve of approximately $1.3 billion in respect of these liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities (see Note 13).

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   CONTINGENT LIABILITIES

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING) (continued)

At September 30, 2001, as a result of the Filing and the uncertainties referred to above, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

                                                                                       Balance
                                                                                       -------
                                                                               (In billions of dollars)
Unpaid Final Settlements (NSP and other)                                                $0.4
Other Pending and Future Claims                                                          0.9

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

- The "Other Pending and Future Claims" component represented the estimated cost of resolving (i) asbestos personal injury claims pending against Fibreboard which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date;
     (ii) all other asbestos personal injury claims pending against Fibreboard which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Fibreboard made after the Petition Date. This component also included the residual obligation to charity under the Fibreboard Settlement Trust (see Note 13).

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

Pending audit of Owens Corning's federal income tax return for the year 2000, the IRS has also filed a protective claim in the amount of approximately $50 million, covering a tax refund received by Owens Corning for such year, plus interest.

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

13.   FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 12, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future asbestos claims. As of September 30, 2001, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the "Trust"). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

General Accounting Treatment
----------------------------

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. At September 30, 2001, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other
- Fibreboard." Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 12, Part B). As of September 30, 2001, these liabilities were one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases. At September 30, 2001, the Consolidated Financial Statements reflect Fibreboard's liabilities for asbestos litigation claims at $1.215 billion, with a residual obligation to charity of $70 million.

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

Results for the Period Ending September 30, 2001
------------------------------------------------

Trust Assets generated interest/dividend earnings of approximately $13 million and $15 million, respectively, during the third quarter of 2001 and 2000 ($42 million and $53 million, respectively, for the first nine months of the year), which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

Consolidated Statement of Income (Loss). This income, however, has been offset by an equal charge to other expense, which represents an increase in the residual liability to charity.

As a result of the Filing, there were no payments from the Trust during the first half of 2001. However, in the third quarter of 2001, approximately $11 million was paid for taxes related to earnings of the Trust. Payments for asbestos litigation claims from the Trust during the third quarter of 2000 were approximately $186 million, and totaled $820 million for the year. As the result of the sale of securities, the Trust realized a gain of less than $1 million during the third quarter of 2001, compared to a gain of approximately $1 million during the same period of 2000 (for the first nine months of such years, the Trust realized gains of approximately $4 million and $2 million, respectively). Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At September 30, 2001 and 2000, the fair market value adjustment for those securities designated as available for sale resulted in an unrealized gain of approximately $11 million and $1 million, respectively. These amounts have been reflected in the Company's consolidated balance sheet as a change to the carrying amount of the asset and to other comprehensive income. These amounts have also been reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

At September 30, 2001, the fair value of Trust Assets was $1.285 billion, which was comprised of $1.168 billion of marketable securities, $18 million of outstanding payables and $135 million of restricted cash, which represents undistributed administrative deposits.

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at September 30, 2001 and December 31, 2000 are as follows:

                                                                 September 30, 2001
                                                                 ------------------
                                   Amortized         Gross Unrealized       Gross Unrealized
                                      Cost                 Gain                    Loss              Fair Value
                                      ----                 ----                    ----              ----------
                                                              (In millions of dollars)

Municipal Bonds                      $  1,151            $       11             $        -           $  1,162
Mutual Funds                                2                     -                      -                  2
US Government Bonds                         4                     -                      -                  4
                                   ----------           -----------            -----------         ----------

Total                                $  1,157            $       11             $        -           $  1,168

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
                                          =======         =========                ========            =======

Maturities of investment securities classified as available for sale at September 30, 2001 and December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                           September 30, 2001               December 31, 2000
                                                           ------------------               -----------------
                                                       Amortized                        Amortized
                                                         Cost          Fair Value          Cost        Fair Value
                                                         ----          ----------          ----        ----------
                                                                        (In millions of dollars)

Due within one year                                    $      37        $      37        $     656      $     656
Due after one year through five years                        581              589                2              2
Due after five years through ten years                       219              221               51             51
Due after ten years                                          320              321              382            383
                                                       ---------        ---------        ---------      ---------
Total                                                   $  1,157         $  1,168         $  1,091       $  1,092

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

13.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the period ended September 30, 2001:

                               Interest       Unrealized      Net Sales       Realized
                Balance           and            Gain/           of             Gain/                                        Balance
                12/31/00       Dividends        (Loss)        Securities        (Loss)         Other         Payments        9/30/01
                --------       ---------        ------        ----------        ------         -----         --------        -------
Assets
------

Cash          $      12       $       -       $      -       $      (30)       $     -         $    -        $      -        $  (18)
Restricted
 Cash               170               -              -                -              -            (35)              -            135
Marketable
 Securities:
  Available
   for Sale       1,092              42             11               30              4              -             (11)         1,168
              ---------        --------         ----------      -----------    ---------       --------      ------------    -------

Total Assets  $   1,274       $      42        $    11       $        -        $     4         $  (35)       $    (11)       $ 1,285
              ========         ========         =========      ============     =========      ========      ===========     =======

Liabilities
-----------

Asbestos
 Litigation
 Claims       $  1,250        $      -         $     -       $        -        $     -         $   (35)      $      -        $ 1,215
Charity             24              42              11                -              4               -            (11)            70
              ----------       --------        ----------     ------------      ---------      --------      ------------    -------

Total
 Liabilities  $  1,274        $     42         $    11       $        -        $     4         $   (35)      $    (11)       $ 1,285
              ========        ========          =========      ============       =========    ========      ===========     =======

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

GENERAL

Voluntary Petition for Relief Under Chapter 11
----------------------------------------------

On October 5, 2000 (the "Petition Date"), Owens Corning and the 17 United States subsidiaries listed below (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the "Non-Debtor Subsidiaries"). The subsidiary Debtors that filed Chapter 11 etitions for relief are:

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

Two creditors' committees, one representing asbestos claimants and the other representing unsecured creditors, have been appointed as official committees in the Chapter 11 Cases. In addition, the Bankruptcy Court has appointed James J. McMonagle as legal representative for the class of future asbestos claimants. The two committees and the futures representative will have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that these committees and the futures representative will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan or plans of reorganization.

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

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. By order, the Bankruptcy Court has extended such exclusivity period until February 2, 2002, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to April 3, 2002. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

Owens Corning's strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. During the third quarter of 2001, Owens Corning reached agreement to sell its 40% interest in Alcopor Owens Corning, an unconsolidated joint venture. This transaction received final

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)

approval from the Bankruptcy Court on October 29, 2001 (see Note 5). Also part of this strategy was the sale of the Engineered Pipe Business during the first quarter of 2001, the Falcon Foam business in the U.S. during the first quarter of 2000, and the Building Materials business in Europe to Alcopor Owens Corning in the second quarter of 2000. Please see Notes 2 and 5 to the Consolidated Financial Statements.

As a result of significant increases in certain materials costs, increased energy costs and a fall in demand for building materials associated with a weakening economy, during late 2000 we implemented the first phase of a strategic restructuring program, which continues into 2001. The specific objectives of this program are discussed in "Restructuring of Operations and Other Charges" below and in Note 4 to the Consolidated Financial Statements.

During the first nine months of 2001, the overall economy remained weak. The weakened economy resulted in lower demands in both the Building Materials and Composite Systems markets. In the third quarter, slightly improved demand for Building Materials was offset by some price decline, resulting in flat sales for the third quarter of 2001 compared to the third quarter of 2000. The Company had some margin improvements attributable to productivity gains and material cost deflation.

Quarter and Nine Months Ended September 30, 2001
------------------------------------------------

Sales and Profitability
-----------------------

Net sales for the quarter ended September 30, 2001 were $1.291 billion, up slightly from the third quarter 2000 level of $1.281 billion. The increase is due primarily to increased volume in North American Building Materials businesses, partially offset by decreased sales in the overall Composites Systems business. In the Building Materials Systems business, sales during the third quarter of 2001 reflect volume increases in U.S. Building Materials, partially offset by price decreases in the U.S. insulation and roofing markets, compared to the third quarter of 2000. In the Composite Systems business, sales reflect volume decreases only partially offset by price increases compared to the year earlier period. On a consolidated basis, the currency translation impact of sales denominated in foreign currencies was unfavorable during the third quarter of 2001 compared to the third quarter of 2000. Please see Notes 2 and 5 to the Consolidated Financial Statements.

Sales outside the U.S. represented 13% of total sales during the third quarter of 2001, compared to 14% during the third quarter of 2000.

For the quarter ended September 30, 2001, Owens Corning reported net income of $27 million, or $.46 per share, compared to $14 million, or $.25 per share, for the quarter ended September 30, 2000. On a pre-tax basis, Owens Corning reported income from operations of $63 million in the third quarter of 2001 compared to $80 million for the same period in 2000. When adjusted for $35 million in costs of restructuring and other charges, $23 million in Chapter 11 related expenditures and $5 million in income from asbestos-related insurance recoveries, Owens Corning generated $116 million in income from operations in the third quarter of 2001, compared to $106 million for the third quarter of 2000 (adjusted for restructuring and other charges). Net income for third quarter 2001 reflects increased gross margin and reduced operating costs as well as the impact of the Company's ongoing review of its cost structures as described below in "restructuring and other charges". Cost of borrowed funds during the third quarter of 2001 was $4 million, $51 million lower than the third quarter 2000 level, due to the cessation of interest (totaling $43 million during the quarter, and $139 million year to date (please see Note 1 to the Consolidated Financial Statements)) on most debt as a result of the Chapter 11 Filing.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Marketing and administrative expenses were $141 million during the third quarter of 2001, compared to $143 million in the third quarter of 2000.

Net sales for the nine months ended September 30, 2001 were $3.597 billion, down 6% from the $3.833 billion reported for the first nine months of 2000. The decline reflects volume decreases across North American Building Materials markets and the disposition of Building Materials Europe. Net income for the nine months ended September 30, 2001 was $46 million, or $.77 per share, compared to a net loss of $363 million, or $(6.64) per share, for the same period in 2000. On a pre-tax basis, Owens Corning reported income from operations of $103 million for the nine months ended September 30, 2001. When adjusted for $94 million in costs of restructuring and other charges, $60 million in Chapter 11 related expenditures and $5 million in income from asbestos-related insurance recoveries, Owens Corning generated $252 million in income from operations in 2001 compared to $363 million in 2000 (adjusted for asbestos-related charges and restructuring and other charges).

Building Materials Systems
--------------------------

In the Building Materials Systems segment, sales increased 3%, to $1.076 billion, in the third quarter of 2001 compared to the third quarter of 2000. This increase resulted primarily from slightly higher volume in U.S. Building Materials. Income from operations was $97 million during the third quarter of 2001, up approximately 14% from the same period in 2000. The increase reflects the combined effects of volume increases, raw material cost decreases and a decline in energy costs from earlier in the year.

Composite Systems
-----------------

In the Composite Systems segment, sales were down 7%, to $215 million, during the third quarter of 2001 compared to the third quarter of 2000. This decline reflects volume decreases partially offset by increases in price. Income from operations was $33 million in the third quarter of 2001, compared to $16 million in the prior-year period, as a result of increased gross margin due to process improvements and reduction of manufacturing costs, price increases, and continued focus on operating expenses.

Restructuring of Operations and Other Charges
---------------------------------------------

2001 Charges
------------

Third Quarter 2001
------------------

During the third quarter of 2001, the Company continued to experience the effects of an overall slowed economy in both the building materials and composite materials industries. While sales were flat with a year ago, margins showed slight improvements due to some productivity gains and material cost deflation. As a result, the Company recorded a $35 million pretax charge to income from operations for restructuring and other charges. This charge was comprised of an $8 million pretax restructure charge and $27 million in pretax other charges. The restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss) and represents severance costs associated with the elimination of approximately 160 positions, primarily in the U.S. and the U.K. The primary groups impacted included manufacturing and administrative personnel. As of September 30, 2001, approximately $5 million has been paid and charged against this reserve.

The $27 million in pretax other charges included: 1) $15 million in costs associated with the Company's previously announced plan to realign its Newark,

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Ohio manufacturing facility; 2) $4 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to net realizable value. The Company reached an agreement to sell its interest in Alcopor Owens Corning and the proceeds were placed in escrow. This transaction received final approval from the Bankruptcy Court on October 29, 2001 (see Note 5); and 3) various other charges totaling $8 million. This $27 million pretax charge was accounted for as a $19 million charge to cost of sales and an $8 million charge to other operating expenses.

Second Quarter 2001
-------------------

During the second quarter of 2001, the Company recorded $17 million in pretax charges for restructuring and other charges as a result of the continued impact of a soft overall economy. This charge was comprised of a $7 million pretax restructure charge and $10 million in pretax other charges. The $7 million restructure charge represented $5 million for the divestiture of non-strategic businesses and facilities, consisting mainly of non-cash asset write-downs to fair value and exit cost liabilities, and a $2 million charge for severance costs associated with the elimination of approximately 25 positions, primarily in the U.K. The primary groups affected included manufacturing and administrative personnel. As of September 30, 2001, approximately $1 million has been paid and charged against the reserve for personnel reductions.

The $10 million in pretax other charges included $4 million in costs related to the Company's continuing plan for the realignment of the Newark, Ohio facility, $2 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies, and various other charges totaling $4 million. This $10 million pretax charge was accounted for as an $8 million charge to cost of sales and a $2 million charge to other operating expenses.

First Quarter 2001
------------------

During the first quarter of 2001, the Company recorded $42 million in pretax charges for restructuring and other charges as a result of the impact of a soft overall economy. The $42 million pretax charge was comprised of a $9 million pretax restructure charge, $2 million pretax loss from assets held for sale, and $31 million in other pretax charges. The $9 million pretax restructure charge represented severance costs associated with the elimination of approximately 130 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of September 30, 2001, approximately $2 million has been paid and charged against the reserve for personnel reductions. The $2 million pretax loss from assets held for sale represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis for the first quarter of 2001. This sale was completed in February 2001.

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

2000 Charges
------------

During 2000, the Company recorded pretax charges of $229 million for restructuring and other activities as a result of its reassessment of business strategies with respect to investments in certain ventures, facilities and overhead expenditures. The $229 million pretax charge was comprised of a $32

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

million charge associated with the restructuring of the Company's business segments and $197 million of other charges, the majority of which represented impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority-owned consolidated subsidiary. The components of the restructuring charge included $16 million for personnel reductions, $10 million for the divestiture of non-strategic businesses and facilities, and $6 million for asset impairments associated with the planned closing of two lines at the Company's Newark, Ohio manufacturing facility. This represented the first phase of the Company's plan to realign operations at the Newark facility.

The $197 million of other charges was comprised of $95 million of asset impairments, a $6 million charge for a settlement loss associated with one of Owens Corning's U.S. pension plans, and $96 million of charges focused on improving business operations. The $95 million of asset impairments included: 1) $54 million charge to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; 2) $12 million to write-down the Company's investment in the majority owned, consolidated venture in South Africa, on a held-in-use basis based upon management's analysis of current and expected future financial results and constraints on the Company's ability to fund future significant capital investments in this subsidiary as a consequence of the bankruptcy filing. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million to write-down to fair value the investments in the Company's Pipe joint ventures and subsidiaries on a held for sale basis. The sale of a majority of the investments and subsidiaries held for sale was completed in February 2001, with final approval obtained in June, 2001, at which time cash proceeds were released from escrow; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary; and 5) $11 million associated with asset impairments within the Company's Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of September 30, 2001, approximately $13 million has been paid and charged against the reserve for personnel reductions and approximately $2 million has been charged against exit cost liabilities.

1997 and 1998 Charges
---------------------

During 1997 and 1998, the Company recorded pretax charges of $386 million for restructuring and other actions to implement a program to close manufacturing facilities, enhance manufacturing productivity and reduce overhead. Of the total pretax charge of $386 million, $143 million was recorded in the fourth quarter of 1997 and the remaining $243 million was recorded during 1998.

The $386 million pretax charge was comprised of a $185 million charge associated with the restructuring of the Company's business segments and a $201 million charge associated with asset impairments, including investments in certain affiliates. The components of the restructuring charge included $115 million for personnel reductions; $68 million for the divestiture of non-strategic businesses and facilities, of which $52 million represented non-cash asset revaluations and $16 million represented exit cost liabilities, primarily for leased warehouse and office facilities that were vacated; and $2 million for other actions. The divestiture of non-strategic businesses and facilities included the closure of the Candiac, Quebec manufacturing facility. During the second quarter of 1999, the Candiac manufacturing facility was re-opened in order to meet market demands. As of September 30, 2001, approximately $105

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

million has been paid and charged against the reserve for personnel reductions, representing the elimination of approximately 2,450 employees, the majority of whose severance payments were made over the course of 1998 and 1999, and approximately $13 million has been charged against exit cost liabilities.

Due to timing of events, we anticipate that additional restructuring and other charges will be recorded during 2001.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $84 million for the quarter ended September 30, 2001, compared to negative $7 million for the quarter ended September 30, 2000. Cash flow from operations in the third quarter of 2001 was favorably impacted by increased net income, decreases in accounts receivable and other long term assets and increases in accounts payable and accrued liabilities. Cash flow in the third quarter of 2001 was negatively impacted by a contribution of $150 million to the Company's U.S. pension plans. Cash flow from operations for the quarter ended September 30, 2000 included payments for asbestos litigation claims net of proceeds from insurance of $70 million. As a result of the Filing, cash payments to asbestos claimants are stayed. Cash flow in the third quarter of 2000 also included $54 million of cost of borrowed funds. As a result of the Filing, interest on the pre-petition debt of the Debtors is also stayed.

Inventories at September 30, 2001 were $480 million, $11 million more than the December 31, 2000 level, due largely to the seasonal build of inventories. Receivables at September 30, 2001 were $597 million, a $109 million increase over the December 31, 2000 level, attributable to the seasonal increase in sales. The increase in accounts payable and accrued liabilities from $491 million at December 31, 2000, to $678 million at September 30, 2001, reflects typical payment patterns during the first nine months of 2001, as well as improvements in payment terms initially adversely affected by the Filing.

At September 30, 2001, Owens Corning's net working capital was $874 million and our current ratio was 2.11, compared to $955 million and 2.57, respectively, at December 31, 2000 and negative $2.975 billion and .47, respectively, at September 30, 2000. The change in working capital and current ratio at September 30, 2001 compared to September 30, 2000 is the direct result of the Filing, which reclassified liabilities of Debtors outstanding at the date of the Filing to "Liabilities Subject to Compromise." Please see Note 1 to the Consolidated Financial Statements.

At September 30, 2001, the Company had $2.843 billion of borrowings subject to compromise and $71 million of other long-term borrowings (of which $65 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). Long-term borrowings outstanding at September 30, 2000 were $ 2.765 billion.

At September 30, 2001, the Company had $551 million of Cash and Cash Equivalents (of which approximately $39 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"). At September 30, 2001, this facility had not been utilized except for approximately $32 million of standby letters of credit and similar uses.

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

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Owens Corning maintains pension plans for certain of its salaried and hourly employees. During the third quarter of 2001, the Company contributed $150 million to its U.S. plans, for a total year-to-date contribution of $176 million. The Company does not anticipate making additional contributions to its U.S. plans during 2001.

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

Capital spending for property, plant and equipment, excluding acquisitions, was $50 million in the third quarter of 2001. Owens Corning anticipates that 2001 capital spending, exclusive of acquisitions and investments in affiliates, will be approximately $285 million. We expect that funding for these expenditures will be from our operations and the credit availability from the DIP Financing.

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

Effective January 1, 2002, the Company will adopt Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The first of these statements requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of Statement 142, Goodwill is no longer subject to amortization over its estimated useful life; rather it is subject to an annual assessment for impairment charge. During the third and fourth quarters of 2001, we are reviewing the impairment analysis set forth in Statement 142 and assessing the impact of adoption. The Company recognizes approximately $18 million in annual Goodwill amortization.

Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The impact of adoption has not yet been determined.

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

estimate of fair value can be made, while the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The impact of adoption has not yet been determined.

Environmental Matters
---------------------

Owens Corning has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits or claims against Owens Corning as a PRP for contribution under such federal, state or local laws. At September 30, 2001, a total of 51 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which Owens Corning has not been designated a PRP.

The Company has established a $26 million reserve for our Superfund (and similar state, local and private action) contingent liabilities. In connection with the Filing, the Company has initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company will seek settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June, 1999, for amino/phenolic resin in January, 2000 and for secondary aluminum smelting in March, 2000. The Company anticipates that other sources to be regulated will be wet formed glass mat, asphalt processing and roofing, metal coil coating, and open molded fiber-reinforced plastics. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

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

The Company enters into various forward contracts and options, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions and earnings. Owens Corning also enters into certain currency and interest rate swaps to protect the carrying amount of investments in certain foreign subsidiaries, to hedge the principal and interest payments of certain debt instruments, and to manage exposure to fixed versus floating interest rates.

Owens Corning's policy is to use foreign currency and interest rate derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into foreign currency or interest rate derivative transactions for speculative purposes.

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

The amounts presented below represent the maximum potential one-day loss in fair value that we would expect from adverse changes in foreign currency exchange rates or interest rates assuming a 95% confidence level:

               Risk Category                               September 30, 2001             December 31, 2000
               -------------                               ------------------             -----------------
                                                                      (In millions of dollars)
               Foreign currency                                   $  1                            $  1
               Interest rate                                      $ 12                            $  8

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2001.

ITEM 5.       OTHER INFORMATION

As a result of the Filing, the Debtors are required to file periodically with the Bankruptcy Court certain financial information on an unconsolidated basis for each of the Debtors. This information includes Statements of Financial Affairs, Schedules and certain monthly operating reports (in forms prescribed by the Federal Rules of Bankruptcy Procedure).

As part of these informational filings, the Debtors plan to file certain Amended and Restated Schedules of Assets and Liabilities (the "Amended Schedules") with the Bankruptcy Court on or about November 20, 2001.

The Debtors' informational filings with the Bankruptcy Court, including the Amended Schedules when filed (collectively, the "Reports"), are available to the public at the office of the Clerk of the Bankruptcy Court, 824 Market Street, 5th Floor, Wilmington, Delaware 19801. The Reports may also be obtained from a document retrieval service, Lason, One Rodney Square, Suite 505, Wilmington, Delaware 19801, telephone: (302) 426-1500. Certain of the Reports may be viewed on the Internet at www.deb.uscourts.gov (Case No. 00-03837 (JKF)).

The Company cautions that the Reports are unaudited and subject to change, and are not prepared for the purpose of providing the basis for an investment decision relating to any of the securities of the Company or other Debtor, or any other affiliate of the Company. For example, the Reports include certain information concerning inter-company arrangements that were entered into prior to the filing of the Bankruptcy Cases. Certain of these arrangements may be challenged by various parties in the Bankruptcy Cases, and payments in respect of certain of these arrangements may be restricted by order of, or subject to review and approval by, the Bankruptcy Court. Such arrangements, and the manner in which they are ultimately treated in the Bankruptcy Cases, may have a material impact on the respective assets, liabilities and results of operations of the Company and its subsidiaries.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         See Exhibit Index below, which is incorporated here by reference.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OWENS CORNING

                                        Registrant



Date: November 13, 2001                 By:  /s/ Michael H. Thaman
    ------------------------------      ----------------------------------------
                                        Michael H. Thaman
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (as duly authorized officer)



Date: November 13, 2001                 By:  /s/ Deyonne F. Epperson
    ------------------------------      ----------------------------------------
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