Form 10-K405
period 2001-12-31
OWENS CORNING
filed 2002-03-21
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At February 28, 2002, the aggregate market value of Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $120,468,284, assuming for purposes of this computation only that all directors and executive officers are considered affiliates.

At February 28, 2002, there were outstanding 55,319,957 shares of Registrant's $.10 par value common stock.

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

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On October 5, 2000 (the "Petition Date"), Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "USBC"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the "Non-Debtor Subsidiaries"). The Chapter 11 Cases are discussed in greater detail in Note 1 to the Consolidated Financial Statements.

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 19 to the Consolidated Financial Statements.

OVERVIEW OF OPERATIONS

Owens Corning operates in two segments - Building Materials Systems and Composite Solutions. In 2001, the Building Materials Systems segment accounted for approximately 80% of our total sales while Composite Solutions accounted for the remainder. The products and systems provided by our Building Materials
Systems segment are used in residential remodeling and repair, commercial improvement, new residential and commercial construction, and other related markets. The products and systems offered by our Composite Solutions segment are used in end-use markets such as building construction, automotive, telecommunications, marine, aerospace, energy, appliance, packaging and electronics. Many of Owens Corning's products are marketed under registered trademarks, including Propink(R), Advantex(R), Miravista(R) and/or the color PINK.

Approximately 75% of Owens Corning's sales are related to home improvement, non-residential markets, sales of composite materials and sales outside U.S. markets. Approximately 25% of our sales are related to new U.S. residential construction.

Owens Corning also has affiliate companies in a number of countries. Generally, affiliated companies' sales, earnings and assets are not included in either operating segment unless we own more than 50% of the affiliate and the ownership is not considered temporary.

As part of our strategy to divest non-strategic businesses, we sold the majority of our Engineered Pipe Business during the first quarter of 2001 and sold our 40% interest in Alcopor Owens Corning, our European building materials joint venture, during the fourth quarter of 2001.

Revenue from external customers, income from operations and total assets attributable to each of Owens Corning's operating segments and geographic regions, as well as information concerning the dependence of our operating segments on foreign operations, for each of the years 2001, 2000, and 1999, are contained in Note 2 to Owens Corning's Consolidated Financial Statements, entitled "Segment Data", on pages 67 through 72 hereof.

BUILDING MATERIALS SYSTEMS

Principal Products And Methods Of Distribution

Building Materials Systems operates primarily in North America. It also has a presence in Latin America and Asia Pacific. Building Materials Systems sells a variety of products and systems in two major categories: (i) glass fiber, foam and mineral wool insulation systems and (ii) exterior systems for the home, including roofing systems, vinyl and metal siding and accessories, vinyl windows and patio doors, rainware (consisting primarily of gutters and downspouts), manufactured stone veneer and rebranded housewrap. These products are used primarily in the home improvement, new residential construction, manufactured housing and commercial construction markets. The businesses responsible for these markets include: Insulating Systems, Exterior Systems, Cultured Stone, Distribution and Fabricating Solutions.

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

In Latin America, Owens Corning produces and sells building and mechanical insulation primarily through an affiliate joint venture in Mexico, as well as exports from U.S. plants. In Asia Pacific, we sell primarily mechanical insulation through joint venture businesses, including two majority owned insulation plants and an insulation fabrication center in China, a minority owned joint venture in Saudi Arabia, and licensees.

Seasonality

Sales in the Building Materials Systems segment tend to follow seasonal home improvement, remodeling and renovation, and new construction industry patterns. Sales levels for the segment, therefore, are typically lower in the winter months.

Major Customers

No customer in the Building Materials Systems segment accounted for more than 6% of the segment's sales in 2001.

COMPOSITE SOLUTIONS

Principal Products and Methods of Distribution

Composite Solutions operates in North America, Europe, Latin America and Asia Pacific, with affiliates and licensees around the world.

Owens Corning is the world's leading producer of glass fiber materials used in composites. Composites are made up of two or more components (e.g., plastic resin and a fiber, traditionally a glass fiber) used in various applications to replace traditional materials, such as aluminum, wood, and steel. We are increasingly providing systems that are designed for a specific end-use application, and entail a material, a proprietary process and a fully assembled part or system. The global composites industry has thousands of end-use applications. Owens Corning has selected strategic markets and end-users, where we provide integral solutions, such as the automotive, telecommunications/electronics, and building construction markets. A large portion of the business also serves thousands of applications within the consumer, industrial and infrastructure markets.

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

Major Customers

No customer in the Composite Solutions segment accounted for more than 6% of the segment's sales in 2001.

GENERAL

Raw Materials and Patents

Owens Corning considers the sources and availability of raw materials, supplies, equipment and energy necessary for the conduct of business in each of our operating segments to be adequate.

During 2001, Owens Corning had several arrangements with units of Enron Corp., including for the supply of certain energy commodities, that were impacted by the collapse of Enron late in 2001. The Company has implemented, or expects to be able to implement, alternative arrangements on acceptable terms to the extent necessary or desirable.

Owens Corning has numerous U.S. and foreign patents issued and applied for relating to our products and processes in each operating segment, resulting from research and development efforts.

We have issued royalty-bearing patent licenses to companies in several foreign countries. The licenses cover technology relating to both operating segments.

Including registered trademarks for the Owens Corning logo, the color PINK, and FIBERGLAS, Owens Corning has approximately 300 trademarks registered in the United States and approximately 1,400 trademarks registered in other countries.

We consider our patent and trademark positions to be adequate for the present conduct of business in each of our operating segments.

Working Capital

Owens Corning's manufacturing operations in each operating segment are generally continuous in nature and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Number of Employees

Owens Corning averaged approximately 19,000 employees during 2001 and had approximately 19,000 employees at December 31, 2001.

Research and Development

During 2001, 2000 and 1999, Owens Corning spent approximately $37 million, $52 million, and $59 million, respectively, for research and development activities. Customer-sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning's capital expenditures relating to compliance with environmental control requirements were approximately $12 million in 2001. We currently estimate that such capital expenditures will be approximately $18 million in 2002 and $15 million in 2003.

We do not consider that we have experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $30 million in 2001. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

The 1990 Clean Air Act Amendments (Act) provide that the United States Environmental Protection Agency (EPA) will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin in January 2000, and for secondary aluminum smelting in March 2000. The Company anticipates that other sources to be regulated will be wet formed glass mat, asphalt processing and roofing, metal coil coating, and open molded fiber-reinforced plastics. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

Competition

Owens Corning's products compete with a broad range of products made from numerous basic, as well as high-performance, materials.

We compete with a number of manufacturers in the United States of glass fibers in primary forms, not all of which produce a broad line of glass fiber products. Approximately one-half of these producers compete with our Building Materials Systems operating segment in the sale of glass fibers in primary form. A similar number compete with our Composite Solutions operating segment. Companies in other countries export small quantities of glass fiber products to the United States. We also compete outside the United States with a number of manufacturers of glass fibers in primary forms.

We also compete with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, we compete with many other manufacturers in the sale of roofing materials for sloped roofing, industrial asphalts, vinyl siding, windows and patio doors, and other products.

Methods of competition include product performance, price, terms, service and warranty.

ITEM 2.   PROPERTIES

PLANTS

Owens Corning's principal plants as of December 31, 2001, are listed below by operating segment and primary products, and are owned except as noted. We consider that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

Certain of the facilities listed below are shown as "leased" properties. Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be accepted or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 4, 2002, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the applicable facility will be owned rather than leased.

BUILDING MATERIALS SYSTEMS

Thermal and Acoustical Insulation

           Delmar, New York                                        Newark, Ohio
           Denver, Colorado                                        Palestine, Texas
           Eloy, Arizona                                           Phenix City, Alabama (1)
           Fairburn, Georgia                                       Salt Lake City, Utah
           Kansas City, Kansas                                     Santa Clara, California
           Ladysmith, Wisconsin (1)                                Waxahachie, Texas
           Mount Vernon, Ohio

           Anshan, China                                           Guangzhou, China
           Candiac, Canada                                         Scarborough, Canada
           Edmonton, Canada                                        Shanghai, China

(1)      Facility is leased.

Foam Insulation

           Rockford, Illinois                                      Tallmadge, Ohio

           Nanjing, China                                          Volpiano, Italy (1)
           Valleyfield, Canada

(1)      Facility is leased.


                                      - 8 -

Asphalt Processing

           Atlanta, Georgia                                        Kearny, New Jersey
           Channelview, Texas                                      Medina, Ohio
           Compton, California                                     Memphis, Tennessee
           Denver, Colorado                                        Minneapolis, Minnesota
           Detroit, Michigan                                       Mobile, Alabama (2)
           Ennis, Texas                                            Morehead City, North
           Ft. Lauderdale, Florida                                     Carolina (1)
           Houston, Texas                                          North Bend, Ohio
           Irving, Texas                                           Oklahoma City, Oklahoma
           Jacksonville, Florida                                   Portland, Oregon (3)
           Jessup, Maryland                                        Summit, Illinois

(1)      Facility is leased.
(2)      Operated under management agreement.
(3)      Two asphalt processing plants.

Roofing

           Adelanto, California (1)                                Jessup, Maryland
           Atlanta, Georgia                                        Kearny, New Jersey
           Brookville, Indiana                                     Medina, Ohio
           Compton, California                                     Memphis, Tennessee
           Denver, Colorado                                        Minneapolis, Minnesota
           Houston, Texas                                          Portland, Oregon
           Irving, Texas                                           Savannah, Georgia
           Jacksonville, Florida                                   Summit, Illinois

(1)      Facility is leased.

Glass Mat/Wet Chop

           Aiken, South Carolina                                   Jackson, Tennessee (1)
           Fort Smith, Arkansas

(1)      Facility is leased.

OEM Solutions Group

     Angola, Indiana                                               Indianapolis, Indiana (1)
     Athens, Alabama                                               Johnson City, Tennessee (1)
     Cleveland, Tennessee (1)                                      Los Angeles, California (1)
     Columbus, Ohio (1)                                            Louisville, Kentucky (1)
     Dallas, Texas (1)                                             Montgomery, Alabama (1)
     Grand Rapids, Michigan (1)                                    Springfield, Tennessee (1)
     Hazleton, Pennsylvania (1)                                    Tiffin, Ohio (1)
     Hebron, Ohio

     Brantford, Canada

(1)  Facility is leased.


                                      - 9 -

Manufactured Housing/Recreational Vehicles/Specialty Parts

           Douglas, Georgia                                        Nappanee, Indiana
           Goshen, Indiana                                         Waco, Texas (1)

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

Vinyl Siding

           Atlanta, Georgia (1)                                    Joplin, Missouri
           Claremont, North Carolina                               Olive Branch, Mississippi

           London, Ontario

(1) Facility is leased.

Windows/Patio Doors

           Bradenton, Florida

In addition, Owens Corning has approximately 190 Specialty Distribution Centers in 35 states in the U.S.

COMPOSITE SOLUTIONS

Textiles and Reinforcements

           Amarillo, Texas                                         Huntingdon, Pennsylvania (1)
           Anderson, South Carolina                                New Braunfels, Texas (1)
           Duncan, South Carolina (1)

           Apeldoorn, The Netherlands                              Liversedge, United Kingdom
           Battice, Belgium                                        Rio Claro, Brazil
           Birkeland, Norway                                       San Vincente deCastellet/
           Guelph, Canada                                            Barcelona, Spain
           Kimchon, Korea                                          Wrexham, United Kingdom
           L'Ardoise, France

(1)  Facility is leased.

OTHER PROPERTIES

Owens Corning's principal executive offices are located in the Owens Corning World Headquarters, Toledo, Ohio, a leased facility of approximately 400,000 square feet.

Owens Corning's research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of more than 20 structures totaling more than 600,000 square feet. Owens Corning is opening an Automotive Solutions Center in Novi, Michigan, and also has Application Development Centers in Battice, Belgium; Shanghai, China; and Bangalore, India.

ITEM 3.   LEGAL PROCEEDINGS

The paragraphs in Note 19 to Owens Corning's Consolidated Financial Statements, entitled "Contingent Liabilities", on pages 96 through 109 hereof, are incorporated here by reference.

On October 5, 2000 (the "Petition Date"), Owens Corning and the 17 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "USBC"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the "Non-Debtor Subsidiaries"). The subsidiary Debtors that filed Chapter 11 petitions for relief are:

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


In late 2001, the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W. R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the "District Court") before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the "Administrative Consolidation"). The District Court has entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the "Bankruptcy Court").

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

     As reported in Owens Corning's Annual Report on Form 10-K for the year ended December 31, 2000, Owens Corning had received information that the Ohio Environmental Protection Agency might be contemplating an enforcement action relating to our plant in Newark, Ohio, primarily involving alleged air emission violations that occurred in the early 1990's. On December 18, 2001, the State of Ohio filed a complaint in the Common Pleas Court in Licking County, Ohio, alleging violations of air pollution regulations and permits by the Newark plant. Concurrently, the State filed a consent order settling all allegations raised by the complaint. Any required corrective actions were completed some time ago. With the approval of the Bankruptcy Court, the consent order provides for treatment of the $201,633 penalty as an unsecured claim in the Chapter 11 Cases.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

                       Executive Officers of Owens Corning
                            (as of February 28, 2002)

The name, age and business experience during the past five years of Owens Corning's executive officers as of February 28, 2002, are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age                                                       Position*

Glen H. Hiner (67)                        Chairman of the Board and Chief  Executive  Officer  since  January 1992.
                                          Director since 1992.

                                          Mr.  Hiner  will  retire  as  Chairman and Chief  Executive  Officer of Owens Corning effective April 18, 2002.


Rhonda L. Brooks (50)                     Vice  President and  President,  Exterior  Systems  Business  since April
                                          2000;  formerly Vice President and President,  Roofing  Systems  Business
                                          (1998),  Vice President,  Investor  Relations (1997), and Vice President,
                                          Marketing, Composites.

David T. Brown (53)                       Executive  Vice  President  and Chief  Operating  Officer  since  January
                                          2001;   formerly  Vice  President  and  President,   Insulating   Systems
                                          Business  (1998),  and Vice President and President,  Building  Materials
                                          Sales and Distribution. Director since January 2002.

                                          Mr.  Brown  has  been  elected  President  and  Chief  Executive  Officer effective April 18, 2002.

Charles E. Dana (46)                      Vice President - Corporate  Controller and Global  Sourcing since January
                                          2002;  formerly Vice  President,  Global  Sourcing and eBusiness  (2001),
                                          Vice  President,  Owens  Corning  Supply  Chain  Solutions  (2000),  Vice
                                          President,   Global  Sourcing  Management  (1999),  and  Vice  President,
                                          Planning and Analysis - Composites Systems.

David L. Johns (43)                       Senior Vice President and Chief Supply Chain and  Information  Technology
                                          Officer  since  April 2001;  formerly  Senior  Vice  President  and Chief
                                          Technology Officer  (1999), and Chief Information Officer.

George E. Kiemle (54)                     Vice  President  and  President,   Insulating   Systems   Business  since
                                          February  2001;  formerly  Vice  President,   Manufacturing,   Insulating
                                          Systems Business.


                                     - 13 -

Name and Age                              Position*

Richard D. Lantz (50)                     Vice  President  and  President,   Composite   Solutions  Business  since
                                          November 2001;  formerly Vice President and President,  Roofing Solutions
                                          Business  (2000),  Vice President and President,  Systems  Thinking Sales
                                          and Distribution Business (1998), Vice President-  Marketing,  Insulation
                                          Business  (1997),  and  Vice  President,  Marketing  and  Sales  Support,
                                          Building Materials Sales and Distribution.

Edward Mirra, Jr. (62)                    Senior Vice President,  Human  Resources  since July 2000;  formerly Vice
                                          President of Roofing  Operations  (1998),  and Vice  President,  Trumbull
                                          Asphalt.

Maura Abeln Smith (46)                    Chief   Restructuring   Officer  since  November  2000  and  Senior  Vice
                                          President,  General Counsel and Secretary  since February 1998;  formerly
                                          Vice  President  and  General  Counsel  of GE  Plastics.  Director  since
                                          January 2002.


Michael H. Thaman (37)                    Senior  Vice  President  and Chief  Financial  Officer  since April 2000;
                                          formerly  Vice  President  and  President,   Exterior   Systems  Business
                                          (1999),  Vice President and President,  Engineered  Pipe Systems  (1997),
                                          and General Manager, OEM Solutions Group.  Director since January 2002.

                                          Mr.  Thaman has been elected  Chairman of the Board  effective  April 18,
                                          2002.


*Information in parentheses indicates year in which service in position began.

                                     PART II

ITEM 5.   MARKET FOR OWENS CORNING'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

The principal market on which Owens Corning's common stock is traded is the New York Stock Exchange. The high and low sales prices in dollars per share for Owens Corning's common stock as reported in the consolidated transaction reporting system for each quarter during 2000 and 2001 are set forth in the following tables.

    2000                    High          Low                2001                 High           Low
---------------------------------------------------     -----------------------------------------------

First Quarter               20.375          13.625        First Quarter            3.74          0.875

Second Quarter              20.9375        9.2344         Second Quarter           2.96          2.01

Third Quarter               10.125         2.75           Third Quarter            2.18          1.14

Fourth Quarter                2.25         0.75           Fourth Quarter           2.09          1.10

---------------------------------------------------     ------------------------------------------------

The number of stockholders of record of Owens Corning's common stock on February 28, 2002 was 6,829.

Owens Corning declared regular dividends of $.075 per share of common stock for each of the first three quarters of 2000. As a result of the Filing on October 5, 2000, Owens Corning (1) did not pay the regular dividend declared for the third quarter of 2000 and (2) will not pay additional cash dividends for the foreseeable future.

                                     - 15 -

ITEM 6.   SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

                                                   2001(a)        2000(a)        1999         1998(c)       1997(d)
                                                   -------        -------        ----         -------       -------
                                                 (In millions of dollars, except per share data and where noted)

Net sales                                     $ 4,762          $ 4,940      $  5,048        $   5,009     $   4,373
Cost of sales                                    3,938           4,014          3,815           3,933         3,482
Marketing, administrative
   and other expenses                               565            659            594             668           572
Science and technology
  Expenses                                            37            52             61              59            69
Restructure costs                                     26            32              -             117            68
Provision (credit) for asbestos litigation
  claims                                              (7)          790              -           1,415             -
Chapter 11 related reorganization
   items                                              87            24              -               -             -
Gain on sale of assets                                  -            -              -             359             -
Income (loss) from operations                       116           (631)           578            (824)          182
Cost of borrowed funds                                16           155            152             140           111
Other                                                 (2)            5              -               -             -
Income (loss) before provision
  for income taxes                                  102           (791)           426            (964)           71
Provision (credit) for income
  taxes                                              57           (312)           149            (306)            9
Net income (loss)                                    39           (478)           270            (705)           47
Net income (loss) per share
   Basic                                            .72          (8.71)          4.98          (13.16)          .89
   Diluted                                          .66          (8.71)          4.67          (13.16)          .88
Dividends per share on common
  stock
    Declared                                            -        .2250        .3000           .3000         .2750
    Paid                                                -        .2250        .3000           .3000         .2625
Weighted-average number of
  shares outstanding (in thousands)
    Basic                                       55,056          54,816         54,083          53,579        52,860
    Diluted                                     59,945          54,816         59,452          53,579        53,546
Net cash flow from operations                       478           (190)           (28)            124           131
Capital spending                                    270            476            244             253           227
Total assets                                     7,041           6,912          6,494           5,101         4,996
Long-term debt (b)                                     5             7          1,764           1,535         1,595
Liabilities subject to compromise (b)            6,804           6,935              -               -             -
Average number of employees
  (in thousands)                                      19            20             21              20            22

(a) During 2001, the Company recorded a pretax charge of $140 million ($89 million after-tax) for restructuring and other charges, $87 million ($54 million after-tax) for Chapter 11 related reorganization expenses, and pretax income of $7 million ($4 million after-tax) for asbestos-related insurance recoveries. During 2000, the Company recorded a pretax charge of $790 million ($486 million after-tax) for asbestos litigation claims, $24 million ($15 million after-tax) for Chapter 11 related reorganization expenses, and a pretax charge of $229 million ($149 million after-tax) for restructuring and other charges.

(b) On October 5, 2000, Owens Corning and 17 of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," beginning in October 2000, the Company classifies substantially all pre-petition liabilities of the Debtors (Note 1) as "Liabilities Subject to Compromise" on the Consolidated Balance Sheet. Included in this item at December 31, 2001 and 2000 were:

                                                                                    2001           2000
                                                                                    ----           ----
                                                                                 (In millions of dollars)

  Accounts payable                                                                   $      195     $       255
  Accrued interest payable                                                                   40              39
  Accrued liabilities                                                                        36              74
  Debt                                                                                    2,843           2,832
  Income taxes payable                                                                      209             212
  Reserve for asbestos litigation claims - Owens Corning                                  2,197           2,249
  Reserve for asbestos litigation claims - Fibreboard                                     1,284           1,274
                                                                                      ---------      ----------

         Total consolidated                                                               6,804           6,935

         Payables to non-debtors                                                            761             688
                                                                                     ----------     -----------

         Total debtor                                                                 $   7,565       $   7,623
                                                                                      =========       =========

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

GENERAL

Voluntary Petition for Relief Under Chapter 11
----------------------------------------------

On October 5, 2000 (the "Petition Date"), Owens Corning and the 17 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "USBC"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the "Non-Debtor Subsidiaries"). The subsidiary Debtors that filed Chapter 11 petitions for relief are:

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

In late 2001, the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W. R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the "District Court") before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the "Administrative Consolidation"). The District Court has entered an order referring the Chapter 11 Cases back to the USBC, where they were previously

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the "Bankruptcy Court"). Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing, outcome or other aspects of the Chapter 11 Cases.

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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing of the Debtors' filing or confirmation of such plan or plans or its effect, if any, on the terms thereof.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. By subsequent action, the Bankruptcy Court has extended such exclusivity period until August 30, 2002. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Owens Corning's shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of Owens Corning's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the effect of the Administrative Consolidation, the terms and provisions of any plan or plans of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Owens Corning's equity security holders.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases.

Bar Dates for Filing Claims
---------------------------

In connection with the Chapter 11 Cases, the Bankruptcy Court has set April 15, 2002 as the last date by which holders of pre-petition claims against the Debtors must file their claims. Any holder of a claim that is required to file a

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

claim by such date and does not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. Such deadline to file claims does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Because the April 15, 2002 bar date has not yet occurred and the asbestos bar date has not yet been set, the ultimate number and allowed amount of such claims are not presently known.

RESULTS OF OPERATIONS

Business Overview
-----------------

Owens Corning is committed to continuing to invest in our businesses and provide quality products to our customers. In recent years, we have focused on increasing sales and earnings by (i) achieving productivity improvements and cost reductions in existing and acquired businesses, (ii) targeting growth markets and (iii) forming strategic alliances and partnerships to complement our existing businesses. We are also committed to taking full advantage of e-Business opportunities. We are also expanding our role as a service provider by offering complementary services in order to meet all of our consumers' needs. In the Composite Solutions business, Owens Corning has partnered with end users, OEMs, systems suppliers and other players within the supply chain for development of substitution opportunities for our products.

Owens Corning's strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe. During the fourth quarter of 2001, we sold our 40% interest in Alcopor Owens Corning, a European building materials joint venture. We obtained this 40% ownership interest in connection with the sale of our Building Materials business in Europe during the second quarter of 2000. During the first quarter of 2000, we sold our Falcon Foam business in the U.S. Please see Notes 2 and 6 to the Consolidated Financial Statements.

During 2000, we experienced significant increases in certain of our costs, particularly roofing and vinyl raw material costs, due to higher crude oil prices and tight supply conditions for polyvinyl chloride (PVC), respectively. Increased energy costs, reflecting changes in the availability of natural gas, also contributed to cost increases during 2000. These increases, coupled with a fall in demand for building materials associated with a weakening economy, significantly reduced our margins and income from operations for the second half of the year 2000 and into the first half of 2001. During 2001, the overall economy remained weak, resulting in lower demand in both the Building Materials and Composite Solutions markets.

As a result, during 2000 we implemented the first phase of a strategic restructuring program, which continued throughout 2001. The specific objectives of this program are discussed in "Restructuring of Operations and Other Charges" below and in Note 5 to the Consolidated Financial Statements.

Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------

Sales and Profitability
-----------------------

Net sales for the year ended December 31, 2001, were $4.762 billion, a 4% decline from the 2000 level of $4.940 billion. Net sales in 1999 were $5.048 billion. Adjusted for the disposition of the Building

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Materials business in Europe during the second quarter of 2000, sales in 2001 were relatively flat compared to 2000. Sales in 2001 reflect the benefit of price increases in the Composite Solutions business, offset by volume decreases, particularly in the U.S., and price decreases in U.S. Building Materials sales. In addition, the impact of currency translation on sales denominated in foreign currencies was unfavorable during 2001 compared to 2000, reflecting a stronger U.S. dollar during 2001. Please see Note 2 to the Consolidated Financial Statements.

Sales outside the U.S. represented 15% of total sales for the year ended December 31, 2001, compared to 16% during 2000 and 18% during 1999. The decline in non-U.S. sales is due to the sale of the Building Materials Europe business in the second quarter of 2000. Gross margin for 2001 was 17% of net sales, compared to 19% and 24% in 2000 and 1999, respectively.

For the year ended December 31, 2001, Owens Corning reported net income of $39 million, or $.66 per share, compared to a net loss of $478 million, or $8.71 per share, for 2000 and net income of $270 million, or $4.67 per share, for 1999. The net income in 2001 reflects reduced operating costs as well as the impact of the Company's ongoing review of its cost structures as described below in "Restructuring of Operations and Other Charges", $87 million of Chapter 11 reorganization related expenses and $7 million of pretax income for asbestos-related insurance recoveries. Cost of borrowed funds during 2001 was $16 million, $139 million lower than 2000, reflecting the cessation of interest accruals on most debt as a result of the Chapter 11 Filing (From the Petition Date through December 31, 2001, contractual interest expense not accrued or recorded on pre-petition debt totaled $222 million, of which $171 million relates to 2001 (please see Note 1 to the Consolidated Financial Statements)).

Marketing and administrative expenses were $524 million during 2001, compared to $542 million in 2000. The decrease is primarily attributable to cost cutting measures introduced in the second half of 2000 and continued into 2001.

For the year ended December 31, 2001, we reported $116 million of income from operations. When adjusted for the cost of restructuring and other charges, asbestos-related charges and recoveries and Chapter 11 related expenditures, Owens Corning generated $336 million in income from ongoing operations for the year ended December 31, 2001, compared to $412 million for the same period in 2000. On a comparative basis, the decline from 2000 reflects lower prices in Building Materials, volume decreases primarily in Composite Solutions and increased energy and labor costs, only partially offset by price increases in Composite Solutions, lower raw material costs primarily in Building Materials and reduced operating expenses as the result of productivity initiatives.

For the year ended December 31, 2000, we reported a net loss of $478 million, reflecting a decrease in gross margin compared to 1999, attributable primarily to the adverse impact of increased raw material and energy costs, as well as the following special items: a $790 million pretax charge ($486 million after-tax) for asbestos litigation claims, a $229 million pretax charge ($149 million after-tax) for restructuring and other charges, and $24 million of Chapter 11 reorganization related expenses. Marketing and administrative expenses were $542 million during 2000, compared to $599 million in 1999. The reduction is primarily attributable to cost cutting measures introduced in 2000.

Restructuring of Operation and Other Charges
--------------------------------------------

2001 Charges
------------

During 2001, the Company experienced the effects of an overall slowed economy in

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

both the building materials and composites industries. A decline in net sales and margins over the prior year led the Company to continue to review its cost structures. As a result of this review, the Company recorded approximately $140 million in pretax charges which were accounted for as a $26 million charge for restructuring, a $79 million charge to cost of sales and a $35 million charge to other operating expense. The Company recorded $46 million in the fourth quarter, $35 million in the third quarter, $17 million in the second quarter and $42 million in the first quarter.

Fourth Quarter 2001
-------------------

The fourth quarter charges, totaling $46 million pretax, consisted of a $2 million pretax restructure charge and $44 million in pretax other charges. The $2 million restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss) and represents severance costs associated with the elimination of approximately 145 positions, primarily in the U.S. and Canada. The primary groups impacted included manufacturing and administrative personnel. As of December 31, 2001, less than $1 million has been paid and charged against this reserve.

The $44 million in pretax other charges included $29 million of asset impairments mainly associated with the building materials business, principally to write down assets to estimated fair value on a held for use basis in certain manufacturing facilities due to changes in the Company's manufacturing and marketing strategies; $6 million in costs related to the Company's continuing plan for the realignment of its Newark, Ohio manufacturing facility and various other charges totaling $9 million. This $44 million pretax charge was accounted for as a $34 million charge to cost of sales and a $10 million charge to other operating expenses.

Third Quarter 2001
------------------

The third quarter charges, totaling $35 million pretax, were comprised of an $8 million pretax restructure charge and $27 million in pretax other charges. The restructure charge represents severance costs associated with the elimination of approximately 160 positions, primarily in the U.S. and the U.K. The primary groups impacted included manufacturing and administrative personnel. As of December 31, 2001, approximately $7 million has been paid and charged against this reserve.

The $27 million in pretax other charges included $15 million in costs associated with the Company's previously announced plan to realign its Newark, Ohio manufacturing facility; $4 million to write-down the Company's investment and related assets in Alcopor Owens Corning to net realizable value (The sale of the Company's investment in this joint venture was completed in the fourth quarter of 2001) and various other charges totaling $8 million. This $27 million pretax charge was accounted for as a $19 million charge to cost of sales and an $8 million charge to other operating expenses.

Second Quarter 2001
-------------------

The second quarter charges, totaling $17 million pretax, were comprised of a $7 million pretax restructure charge and $10 million in pretax other charges. The $7 million restructure charge primarily represented a $5 million charge for the divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. Also

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

included in the restructure charge was a $2 million charge for severance costs associated with the elimination of approximately 25 positions, primarily in the U.K. The primary groups affected included manufacturing and administrative personnel. As of December 31, 2001, approximately $1 million has been paid and charged against this reserve.

The $10 million in pretax other charges included $4 million in costs related to the Company's continuing plan for the realignment of the Newark, Ohio facility; $2 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; and various other charges totaling $4 million. This $10 million pretax charge was accounted for as an $8 million charge to cost of sales and a $2 million charge to other operating expenses.

First Quarter 2001
------------------

The first quarter charges, totaling $42 million pretax, were comprised of a $9 million pretax restructure charge, $2 million pretax loss from assets held for sale, and $31 million in other pretax charges. The $9 million pretax restructure charge represented severance costs associated with the elimination of approximately 130 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of December 31, 2001, approximately $7 million has been paid and charged against this reserve. The $2 million pretax loss from assets held for sale represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis for the first quarter of 2001. This sale was completed in February 2001 (please see Note 5 to the Consolidated Financial Statements).

The $31 million in other pretax charges was comprised of $10 million of asset impairments, principally the write-down of equipment; $4 million to write down inventory to reflect updated estimates of the net realizable value; $4 million of payroll-related charges associated with the realignment of the Newark, Ohio manufacturing facility; and various other charges totaling $13 million. This $31 million pretax charge was accounted for as an $18 million charge to cost of sales and a $13 million charge to other operating expenses.

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

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

The $197 million of other charges was comprised of $95 million of asset impairments, a $6 million charge for a settlement loss associated with one of the Company's U.S. pension plans, and $96 million of charges focused on improving business operations and was accounted for as a $77 million charge to cost of sales, a $114 million charge to other operating expenses and a $6 million charge to marketing and administrative expenses. The $95 million of asset impairments included: 1) $54 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; 2) $12 million to write-down the Company's investment in a venture in South Africa, on a held-in-use basis based upon management's analysis of current and expected future financial results and constraints on the Company's ability to fund future significant capital investments in this entity as a consequence of the bankruptcy filing. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million to write-down to fair value the investments in the Company's Pipe joint ventures and subsidiaries on a held for sale basis; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary; and 5) $11 million associated with asset impairments within our Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of December 31, 2001, approximately $13 million has been paid and charged against the reserve for personnel reductions and approximately $3 million has been charged against exit cost liabilities.

Due to timing of events, we anticipate that additional restructuring and other charges will be recorded during 2002.

Building Materials Systems
--------------------------

In the Building Materials Systems segment, sales in 2001 decreased 3%, to $3.876 billion, compared to 2000, resulting mostly from the Building Materials Europe divestiture. Excluding the sales related to this divestiture, sales declined 1% compared to 2000. During 2001, volume increases in distribution and roofing products were offset by price decreases attributable to insulation and roofing products. The relatively constant level of sales in Building Materials is associated with an overall softness in the industry, reflecting a decline in housing starts and the remodeling market during 2001.

Income from operations was $252 million in 2001, compared to $353 million in 2000. The decline primarily reflects lost margin due to price decreases. Please see Note 2 to the Consolidated Financial Statements.

During 2000, sales decreased 4% compared to 1999, resulting mostly from the Building Materials Europe and Falcon transactions. Excluding the sales related to these divestitures, sales remained constant.

Income from operations was $353 million in 2000, compared to $523 million in 1999, reflecting raw material and energy cost increases and volume decreases, only partially offset by price increases. The roofing and vinyl markets suffered most from the raw material cost increases. Due to the rapid rise in

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

crude oil prices and significantly increased demand for PVC during 2000, Owens Corning was unable to fully pass through to customers these costs. Actions taken during the year to improve productivity partially narrowed the gap.

Composite Solutions
-------------------

In the Composite Solutions segment, sales during 2001 were down 5%, to $886 million, compared to 2000, reflecting volume decreases, primarily in the U.S., and the divestiture of the Engineered Pipe business. These volume decreases were partially offset by price increases across all markets. The translation impact of sales denominated in foreign currencies was a loss of approximately $23 million during 2001, reflecting a stronger U.S. dollar. Income from operations was $133 million in 2001, compared to $108 million in 2000, reflecting price increases and reduced operating costs. Please see Note 2 to the Consolidated Financial Statements.

Sales during 2000 were up 7% compared to 1999, to $932 million, due to price improvements and significant volume increases. Price increases were seen across all markets, especially in Europe, and volume increases were significant in Europe and the U.S. The translation impact of sales denominated in foreign currencies was a loss of approximately $40 million during 2000, reflecting a stronger U. S. dollar. Income from operations was $108 million in 2000, compared to $83 million in 1999, reflecting price and volume increases, most notably in Europe, partially offset by production inefficiencies in the U.S. and Canada.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $478 million for the year ended December 31, 2001, versus negative $190 million for the year ended December 31, 2000. The increase in cash flow from operations was driven primarily by increased earnings in 2001 compared to 2000, the absence of payments for asbestos litigation claims in 2001, and increased cash from working capital. There was no cash outflow for asbestos litigation claims in 2001, compared to $685 million in 2000 ($521 million for claims payments and $164 million paid into escrow as restricted cash), which was partially offset by insurance proceeds of $380 million. This net amount of $305 million paid in 2000 compares favorably to the net amount of $680 million paid in 1999. Please see Notes 1 and 19 to the Consolidated Financial Statements.

Inventories at December 31, 2001, were $437 million, a decrease of $32 million from the December 31, 2000 level. Receivables at December 31, 2001 were $417 million, a $71 million decrease over the December 31, 2000 level, primarily due to slightly reduced demand toward year-end and aggressive monitoring of customer credit terms. The increase in accounts payable and accrued liabilities from $491 million at December 31, 2000, to $740 million at December 31, 2001, reflects improvements in payment terms initially adversely affected by the Filing. At December 31, 2001, our net working capital was $800 million and we had a current ratio of 1.94, compared to $955 million and 2.57, respectively, at December 31, 2000. The change in working capital and current ratio is the result of increasing accounts payable and accrued liabilities. Cash and cash equivalents at December 31, 2001 reflect an increase of $214 million compared to December 31, 2000.

Owens Corning maintains pension plans for certain of its salaried and hourly employees. During 2001, the Company made contributions of $196 million to such plans, including approximately $14 million in connection with the sale of its

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

remaining interest in Alcopor Owens Corning (please see Note 6 to the Consolidated Financial Statements). The Company's recorded long-term pension plan liability increased from $75 million at year-end 2000 to $291 million at year-end 2001, primarily as the result of changes in certain actuarial assumptions and a decline in plan asset values due to market conditions (please see Note 9 to the Consolidated Financial Statements). These factors were also the primary contributors to the increase in accumulated other comprehensive loss and the corresponding decrease in stockholders' equity. The ultimate cash flow impact to the Company, if any, of the pension plan liability, and the timing of any such impact, will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

At December 31, 2001, we had $2.843 billion of borrowings subject to compromise and $114 million of other borrowings (of which $96 million were in default as a consequence of the Filing) (please see Note 3 to the Consolidated Financial Statements). Borrowings outstanding at December 31, 2000, were $2.832 billion subject to compromise and $125 million of other borrowings (of which $94 million were in default as a consequence of the Filing) (please see Notes 3 and 4 to the Consolidated Financial Statements).

At December 31, 2001, the Company had $764 million of cash and cash equivalents (of which approximately $38 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"), which currently expires November 15, 2002. Due to seasonal year-end declines in the qualifying inventory and receivables that make up the borrowing base under the DIP Financing, $407 million was available under this credit facility at December 31, 2001. There were no borrowings outstanding under the DIP Financing at December 31, 2001, however, approximately $40 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that its cash and cash equivalents, cash available from operations, and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court from time to time in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company's ability to maintain profitability following such confirmation.

Capital spending for property, plant and equipment, excluding acquisitions, was $270 million in 2001. We anticipate that 2002 capital spending, exclusive of acquisitions, will be approximately $280 million, the majority of which is uncommitted. The Company expects that funding for these expenditures will be from the Company's operations, existing cash on hand and the credit availability from the DIP Financing.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

As of December 31, 2001 and 2000, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $38 million and $35 million, respectively. As of December 31, 2001, approximately $34 million of such indebtedness was alleged to be in default as a result of the Filing. The affiliate that owed approximately $19 million of such indebtedness is in negotiations with its lenders and other parties, including Owens Corning, concerning the status of this indebtedness. Depending on the outcome of such negotiations, it is possible that the lender will attempt to enforce the related guarantee against Owens Corning. Any such claim would constitute a liability subject to compromise, since the claim would relate to a pre-petition obligation of Owens Corning, and may give rise to a loss of up to the full amount of the claim. Subject to the foregoing uncertainties, the Company is of the opinion that its other unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Critical Accounting Policies
----------------------------

The Company's discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to these assets, liabilities, revenues and expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company's Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

The Company exercises judgment in evaluating its long-lived assets for impairment. This requires estimating useful lives, future operating cash flows and estimated fair value of the assets under review. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary that would be material to the Company's consolidated financial statements in any given period.

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates through a collaborative effort by management and outside advisors such as consultants, lawyers and actuaries. The results of this effort provide management with the necessary information on which to base its judgments and develop the estimates used to prepare the financial statements. Changes in assumptions used could result in a material impact to the Company's consolidated financial statements in any given period.

The Company estimates a reserve for asbestos-related liabilities that have been asserted or are probable of assertion. The estimate of liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Chapter 11 Cases. The Company will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that the Company will not be in a position to conclude that a revision to the reserve is appropriate until significant developments occur during the course of the Chapter 11 Cases, including the resolution of uncertainties. Any such revision could, however, be material to the Company's consolidated financial statements in any given period. Please see
Note 19 to the Consolidated Financial Statements for further discussion.

The determination of the Company's tax provision is complex due to operations in several tax jurisdictions outside the U.S. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and on-going tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. In addition, the Company maintains tax reserves to cover Internal Revenue Service
(IRS) claims for income taxes and interest attributable to audits of open tax years. While Owens Corning believes that the existing reserves are appropriate in light of the audit issues involved, its defenses, its prior experience in resolving audit issues, and its ability to realize certain challenged deductions in subsequent tax returns if the IRS were successful, there can be no assurance that such reserves will be sufficient. Owens Corning will continue to review its tax reserves on a periodic basis and make such adjustments as may be appropriate. Any such revision could be material to the Company's consolidated financial position and results of operations in any given period.

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

Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Goodwill acquired prior to June 30, 2001 will be affected upon adoption, which will require the Company to perform an impairment test of its existing goodwill by applying a fair-value test. The Company will apply SFAS No. 142 beginning in the first quarter of 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. Based on the steps the Company has taken to prepare for the adoption of SFAS No. 142, it is likely that between $450 and $500 million of the goodwill related to Building Materials Systems will be impaired using the impairment test required by SFAS No. 142. As of December 31, 2001, the Company has net unamortized goodwill of $610 million and recognized amortization expense of $18 million, $19 million, and $21 million for the years ended December 31, 2001, 2000, and 1999, respectively. An impairment that is required to be recognized when adopting SFAS No. 142 will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. The Company plans to complete the measurement of the impairment loss in the second quarter of 2002 and will address the tax implications, if any, on this impairment loss at that time.

Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121. The new statement establishes a single accounting model for long-lived assets to be disposed of by sale, and requires companies to measure long-lived assets at the lower of fair value minus cost to sell or the carrying value. The impact of adoption has not yet been determined.

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, while the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not expect the effects of adoption to be significant.

Environmental Matters
---------------------

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At December 31, 2001, a total of 54 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

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

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin in January 2000, and for secondary aluminum smelting in March 2000. The Company anticipates that other sources to be regulated will be wet formed glass mat, asphalt processing and roofing, metal coil coating, and open molded fiber-reinforced plastics. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates, and natural gas prices in the normal course of business. The Company manages such exposures through the use of certain financial and derivative financial instruments. The Company's objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows.

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

The Company also enters into cash-settled natural gas futures to protect against changes in natural gas prices.

The Company's policy is to use foreign currency, interest rate, and natural gas derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for speculative purposes.

The Company uses a variance-covariance Value at Risk (VAR) computation model to estimate the potential loss in the fair value of the referenced financial instruments. The VAR model uses historical foreign exchange rates, interest, and natural gas rates as an estimate of the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques.

The amounts presented below represent the maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates, interest rates or natural gas prices assuming a 95% confidence level:

                                                          December 31,                     December 31,
                    Risk Category                             2001                             2000
                    -------------                             ----                             ----
                                                                     (In millions of dollars)
                    Foreign currency                       $      -                          $      1
                    Interest rate                          $     13                          $      8
                    Natural gas                            $      1                          $      -

Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. The potential loss, identified above, includes interest or debt subject to compromise.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 46 through 115 hereof are incorporated here by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

INFORMATION CONCERNING DIRECTORS

At February 28, 2002, Owens Corning's Board of Directors was composed of thirteen directors, divided into three classes. Each class of directors serves for a term expiring at the third succeeding annual meeting of stockholders after the year of election of such class, and until their successors are elected and qualified. As of February 28, 2002, Owens Corning has not scheduled an annual meeting of stockholders for 2002 or any subsequent period.

Information concerning each director of Owens Corning as of February 28, 2002, is set forth below.

Class Expiring At First Succeeding Annual Meeting Of Stockholders

David T. Brown, 53. Executive Vice President and Chief Operating Officer, Owens Corning. Mr. Brown has been elected President and Chief Executive Officer of Owens Corning effective April 18, 2002. Director since January 2002.

A graduate of Purdue University, Mr. Brown became Chief Operating Officer of Owens Corning in January 2001. Previously, he held numerous leadership positions in sales and marketing at Owens Corning, including serving as President of the Insulating Systems Business beginning in 1997, President of Building Materials Sales and Distribution beginning in 1996, and President of the Roofing and Asphalt Business beginning in 1994. Mr. Brown joined Owens Corning in 1978 after working for Procter & Gamble, Shearson Hammill and Eli Lilly.

Mr. Brown is a past board member of the National Building Museum, Asphalt Roofing Manufacturers Association Executive Committee, National Roofing Contractors Association Advisory Board, and Thermal Insulation Manufacturers Association. He currently serves on the Board of Governors and is Vice Chairman of the Executive Committee of the North American Insulation Manufacturers Association. In addition, he is a member of the U.S./China Council on Housing. Mr. Brown also serves on the Board of Directors of the Erie Shores Credit Union.

Gaston Caperton, 62. President and Chief Executive Officer of The College Board, not-for-profit educational association, New York, NY and Chairman of The Caperton Group, a business investment and development company, Shepherdstown, WV; former Governor of the State of West Virginia. Director since 1997.

A graduate of the University of North Carolina, Mr. Caperton began his career in a small insurance agency, became its principal owner and chief operating officer, and led the firm to become the tenth largest privately-owned insurance brokerage firm in the U.S. He also has owned a bank and mortgage banking company. Mr. Caperton was elected Governor of West Virginia in 1988 and 1992. In 1997, Mr. Caperton taught at Harvard University as a fellow at the John F. Kennedy Institute of Politics. Prior to beginning his current position in mid-1999, Mr. Caperton also taught at Columbia University, where he served as Director of the Institute on Education and Government at Teachers College. Mr. Caperton is a director of United Bankshares, Inc. and Energy Corporation of America. He was the 1996 Chair of the Democratic Governors' Association, and served on the National Governors' Association executive committee and as a member of the Intergovernmental Policy Advisory Committee on U.S. Trade. He also was Chairman of the Appalachian Regional Commission, Southern Regional Education Board, and the Southern Growth Policy Board.

William W. Colville, 67. Retired; former Senior Vice President, General Counsel and Secretary of Owens Corning. Director since 1995.

A graduate of Yale University and the Columbia University Law School, Mr. Colville began his career at Owens Corning in 1984 as Senior Vice President and General Counsel. Prior to joining Owens Corning, he was President of the Sohio Processed Minerals Group from 1982 to 1984, and General Counsel of Kennecott Corporation from 1980 to 1982.

Mr. Colville is a director of Nordson Corporation.

Landon Hilliard, 62. Partner, Brown Brothers Harriman & Co., private bankers, New York, NY. Director since 1989.

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

Glen H. Hiner, 67. Chairman of the Board and Chief Executive Officer, Owens Corning. Mr. Hiner will retire as Chairman and Chief Executive Officer of Owens Corning effective April 18, 2002. Director since 1992.

A graduate of West Virginia University, Mr. Hiner spent 35 years of his professional career at General Electric Company, eventually becoming Senior Vice President and head of GE Plastics. He was elected Chairman and Chief Executive Officer of Owens Corning in January 1992.

Mr. Hiner is a director of Dana Corporation, Kohler Co., and Prudential Financial, Inc.

Class Expiring At Second Succeeding Annual Meeting Of Stockholders

Ann Iverson, 58. Chairman of Brooks Sports, Inc., athletic footwear and apparel, Bothell, WA and President and Chief Executive Officer of International Link, an international consulting firm, Scottsdale, AZ. Director since 1996.

Ms. Iverson began her career in retailing and held various buying and executive positions at retail stores in the U.S. through 1989, including Bloomingdales, Dayton Hudson, and US Shoe. She then joined British Home Stores as Director of Merchandising and Operations in 1990; Mothercare as Chief Executive Officer in

1992; Kay-Bee Toy Stores as President and Chief Executive Officer in 1994; and Laura Ashley Holdings plc. as Group Chief Executive in 1995. In 1998, she founded and became President and Chief Executive Officer of International Link.

Ms. Iverson is a director of Candie's, Inc., as well as several privately-held companies, including Brooks Sports, Inc.

W. Walker Lewis, 57. Chairman, Devon Value Advisers, financial consulting and investment banking firm, Greenwich, CT and New York, NY. Director since 1993.

Previously, Mr. Lewis served as Senior Advisor to SBC Warburg Dillon Read; Senior Advisor to Marakon Associates; and Managing Director, Kidder, Peabody & Co., Inc. Prior to April 1994, he was President, Avon U.S. and Executive Vice President, Avon Products, Inc. Prior to March 1992, Mr. Lewis was Chairman of Mercer Management Consulting, Inc., a wholly-owned subsidiary of Marsh & McLennan, which is the successor to Strategic Planning Associates, a management consulting firm he founded in 1972. He is a graduate of Harvard College, where he was President and Publisher of the Harvard Lampoon.

Mr. Lewis is Chairman of London Fog Industries, Inc. and a director of American Management Systems, Inc., Mrs. Fields' Original Cookies, Inc., Scientific Games Corporation, and Unilab Corporation. He is also a member of the Council on Foreign Relations, the Washington Institute of Foreign Affairs, and The Harvard Committee on University Resources.

Furman C. Moseley, Jr., 67. Chairman of Sasquatch Books, Inc., publishing, Seattle, WA. Director since 1983.

Mr. Moseley joined Simpson Paper Company in 1960 and retired in June 1995 as Chairman of that company and President of Simpson Investment Company.

Mr. Moseley is a director of Eaton Corporation.

Michael H. Thaman, 37. Senior Vice President and Chief Financial Officer, Owens Corning. Mr. Thaman has been elected Chairman of the Board of Owens Corning effective April 18, 2002. Director since January 2002.

A graduate of Princeton University, Mr. Thaman joined Owens Corning in 1992 and became Chief Financial Officer in 2000. Before assuming his current position, Mr. Thaman held a variety of leadership positions at Owens Corning, including serving as President of the Exterior Systems Business beginning in 1999 and President of the Engineered Pipe Systems Business beginning in 1997.

Prior to joining Owens Corning, Mr. Thaman spent six years as a strategy consultant at Mercer Management Consulting, including as a Vice President in their New York office.

Class Expiring At Third Succeeding Annual Meeting Of Stockholders

Norman P. Blake, Jr., 60. Chairman, President and Chief Executive Officer of Comdisco, Inc., global technology services, Rosemont, IL. Director since 1992.

A graduate of Purdue University, Mr. Blake previously has served as Chief Executive Officer of the United States Olympic Committee; Chief Executive Officer and President of Promus Hotel Corporation; Chairman, Chief Executive Officer and President of USF&G Corporation; and Chairman and Chief Executive Officer of Heller International Corporation of Chicago.

Mr. Blake is a director of Enron Corporation and a member of the Community Partnership for Education. He is also a member of the Purdue Research Foundation and Purdue University's President's Council and Dean's Advisory Council, Krannert Graduate School of Management. He is the recipient of the degree of Doctor of Economics honoris causa from Purdue University, granted jointly by the Krannert Graduate School of Management and School of Liberal Arts. He has also been awarded The Ellis Island Medal of Honor.

Leonard S. Coleman, Jr., 53. Chairman of ARENACO, a subsidiary of YankeeNets, LLC, and Senior Advisor to Major League Baseball, professional sports, New York, NY. Director since 1996.

A graduate of Princeton and Harvard Universities, Mr. Coleman became President of The National League of Professional Baseball Clubs in 1994 after serving as Executive Director, Market Development of Major League Baseball. He assumed his current position with Major League Baseball in 1999 and became Chairman of ARENACO in 2001.

Mr. Coleman is a director of H. J. Heinz Company, the Omnicom Group, New Jersey Resources, Cendant Corporation, Radio Unica, Electronic Arts Inc., Aramark Corporation, and Churchill Downs Incorporated. He also serves as a director of The Metropolitan Opera, The Schumann Fund, The Jackie Robinson Foundation, The Children's Defense Fund, and The National Urban League.

W. Ann Reynolds, 64. President of The University of Alabama at Birmingham, Birmingham, AL. Director since 1993.

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

Maura Abeln Smith, 46. Senior Vice President, Chief Restructuring Officer, General Counsel and Secretary, Owens Corning. Director since January 2002.

A graduate of Vassar College, Oxford University - where she was a Rhodes Scholar, and the University of Miami School of Law, Ms. Smith joined Owens Corning in 1998. Prior to joining Owens Corning, Ms. Smith worked at General Electric, where she served as Vice President and General Counsel at GE Plastics. Before her career at General Electric, Ms. Smith was a partner in the international law firm of Baker & McKenzie.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Certain information concerning Owens Corning's executive officers is included on pages 12 through 13 hereof.

As indicated in Item 1 above, Owens Corning and 17 of its domestic subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2000. All of the executive officers referenced above, except Mr. Dana, served as executive officers of Owens Corning at or within two years before the time of such filing. In addition, Mesdames Brooks and Smith and

Messrs. Brown, Dana, Hiner, Kiemle, and Thaman also served as executive officers of one or more of such domestic subsidiaries at or within two years before the time of such filing.

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

Based solely on its review of copies of such reports received or written representations from such executive officers, directors and ten percent stockholders, Owens Corning believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during fiscal year 2001.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officer Compensation

The following tables provide information on compensation and stock-based awards received by Owens Corning's Chief Executive Officer and the four other highest paid individuals who were serving as executive officers of Owens Corning at the end of 2001 (these five individuals collectively are referred to as the "Named Executive Officers").

                           Summary Compensation Table
                           --------------------------

The following table contains information about compensation paid, and certain awards made, by Owens Corning to the Named Executive Officers for the three-year period ended December 31, 2001.

                                                                    Long Term Compensation
                                                                   -----------------------

                  Annual Compensation                                 Awards            Payouts
 ---------------------------------------------------------            ------            -------
                                                                   Restricted  Securities
                                                      Other Annual   Stock     Underlying  LTIP      All Other
         Name and                 Salary     Bonus    Compensation  Award(s)  Options/    Payouts  Compensation
  Principal Position(1)     Year    ($)      ($)(2)      ($)(3)     ($)(4)   SARs(#)(5)     ($)         ($)
  ---------------------     ---- ---------  --------- ------------  -------- ------------ -------  ------------
Glen H. Hiner.............  2001 1,000,000  2,687,300       267,036         0         0            1,361,976(6)
   Chairman and Chief       2000 1,000,000  2,035,600       207,341         0         0              697,451
   Executive Officer        1999   970,833  3,029,000       224,907 2,280,219   243,000               35,688

David T. Brown............  2001   400,000    767,000                       0         0              483,550(6)
   Executive Vice President 2000   343,750    425,000                       0         0              245,275
   and Chief Operating      1999   300,000    771,900                 348,125    36,000               11,913
   Officer

Michael H. Thaman.........  2001   425,000    742,000                       0         0              517,800(6)
   Senior Vice President    2000   362,500    404,500                       0         0              261,900
   and Chief Financial      1999   275,000    497,500                 348,125    36,000               12,000
   Officer

Maura Abeln Smith.........  2001   500,000    727,000                       0         0              692,717(6)
   Senior Vice President,   2000   497,917    705,000                       0         0              345,090
   Chief Restructuring      1999   450,000    950,000                 452,562    50,000               15,896
   Officer, General
   Counsel and
   Secretary

David L. Johns............  2001   350,000    596,000                       0         0              335,100(6)
   Senior Vice President    2000   245,000    286,000                       0         0              168,100
   and Chief Supply Chain   1999   209,167    383,000                 139,250    16,000                6,400
   and Information
   Technology Officer

(1) Prior to January 2001, Mr. Brown served as Vice President and President, Insulating Systems Business. Prior to April 2000, Mr. Thaman served as Vice President and President, Exterior Systems Business; prior to January 1999, he served as Vice President and President, Engineered Pipe Systems. Ms. Smith assumed the additional duties of Chief Restructuring Officer in November 2000. Prior to April 2001, Mr. Johns served as Senior Vice President and Chief Technology Officer; prior to September 1999, he served as Chief Information Officer.

(2) The numbers shown for 2001 do not reflect amounts, if any, payable with respect to a peer group comparison performance measure that is not calculable through the latest practicable date.

(3) "Other Annual Compensation" includes perquisites and personal benefits, where such perquisites and personal benefits exceed the lesser of $50,000 or 10% of the Named Executive Officer's annual salary and bonus for the year, as well as certain other items of compensation. For the years shown, none of the Named Executive Officers received perquisites and/or personal benefits in excess of the applicable threshold.

     Mr. Hiner's numbers reflect contractually required tax payments on income from his Pension Preservation Trust account. The Pension Preservation Trust is described on page 39.

(4) Reflects awards of restricted stock under the stockholder-approved Owens Corning Stock Performance Incentive Plan. The values of the restricted stock awards shown in the table were calculated by multiplying the number of shares awarded by the closing price of Owens Corning common stock on the date of award (as reported in the New York Stock Exchange Composite Transactions). There were no restricted stock awards to any of the Named Executive Officers in 2000 or 2001.

     At the end of 2001, Mr. Hiner held a total of 81,999 shares of restricted stock, valued at $155,798; Mr. Brown held a total of 12,516 shares of restricted stock, valued at $23,780; Mr. Thaman held a total of 11,700 shares of restricted stock, valued at $22,230; Ms. Smith held a total of 14,133 shares of restricted stock, valued at $26,853; and Mr. Johns held a total of 4,400 shares of restricted stock, valued at $8,360. The value of these aggregate restricted stock holdings was calculated by multiplying the number of shares held by the closing price of Owens Corning common stock on December 31, 2001 (as reported in the New York Stock Exchange Composite Transactions). Dividends are paid by Owens Corning on restricted stock held by the Named Executive Officers if paid on stock generally.

(5) Represents shares of Owens Corning common stock underlying options granted under the Stock Performance Incentive Plan. The 1999 awards become exercisable five years after date of grant. Vesting may accelerate in the event of death, disability, retirement, involuntary termination due to job elimination, Change of Control (as defined in the Stock Performance Incentive Plan), and in certain other events at the discretion of the Compensation Committee. No stock options were awarded to any of the Named Executive Officers in 2000 or 2001 and no stock appreciation rights (SARs) were granted in 1999 through 2001.

(6) Of Mr. Hiner's and Ms. Smith's numbers, $7,301 and $7,417, respectively, were the present values (based upon the Applicable Federal Rate from date of payment to earliest date of repayment to Owens Corning) of split-dollar life insurance premiums paid by Owens Corning which were invested on their behalf in 2001. Upon termination of employment, Mr. Hiner and Ms. Smith are obligated to reimburse Owens Corning for all premiums invested on his or her behalf.

     The numbers shown include amounts payable for 2001 under the Owens Corning Key Employee Retention Incentive Plan, as follows: Mr. Hiner, $1,340,000; Mr. Brown, $469,000; Mr. Thaman, $502,500; Ms. Smith, $670,000; and Mr.
     Johns, $328,300.

     Except as indicated in the preceding paragraphs, the amount shown for each of the Named Executive Officers represents contributions made by Owens Corning to such officer's account in the Owens Corning Savings and Profit Sharing Plan during the year.

                               Option Grant Table
                               ------------------

No stock options or stock appreciation rights (SARs) were granted to any of the Named Executive Officers during 2001.

                  Option/SAR Exercises and Year-End Value Table
                  ---------------------------------------------

The following table contains information about the options for Owens Corning common stock that were exercised in 2001 by the Named Executive Officers, and the aggregate values of these officers' unexercised options at the end of 2001. None of the Named Executive Officers held stock appreciation rights (SARs) at December 31, 2001.

     Aggregated Option/SAR Exercises in 2001, and 12/31/01 Option/SAR Values


                                                                         Number of
                                                                         Securities          Value of
                                          Shares Acquired    Value       Underlying         Unexercised
Name                                      on Exercise (#)  Realized ($) Unexercised        In-the-Money
----                                      ---------------  ------------ Options/SARs at    Options/SARs at
                                                                       12/31/01 (#)        12/31/01 ($)(1)
                                                                        Exercisable/       Exercisable/
                                                                        Unexercisable      Unexercisable
                                                                       --------------     ----------------
Glen H. Hiner                                  --0--        --0--     371,666/243,000          0/0
David T. Brown                                 --0--        --0--      85,000/36,000           0/0
Michael H. Thaman                              --0--        --0--       46,657/36,000          0/0
Maura Abeln Smith                              --0--        --0--      52,000/50,000           0/0
David L. Johns                                 --0--        --0--      12,278/16,000           0/0

(1)  No options were in-the-money at December 31, 2001.

                               Retirement Benefits
                               -------------------

Owens Corning maintains a tax-qualified Cash Balance Plan covering certain of its salaried and hourly employees in the United States, including each of the Named Executive Officers, in lieu of the qualified Salaried Employees' Retirement Plan maintained prior to 1996 ("Prior Plan"), which provided retirement benefits primarily on the basis of age at retirement, years of service and average earnings from the highest three consecutive years of service. In addition, Owens Corning has a non-qualified Executive Supplemental Benefit Plan ("ESBP") to pay eligible employees leaving the Company the difference between the benefits payable under Owens Corning's tax-qualified retirement plan and those benefits which would have been payable except for limitations imposed by the Internal Revenue Code. Named Executive Officers are eligible to participate in both the Cash Balance Plan and the ESBP.

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

For employees who were at least age 40 with 10 years of service as of December 31, 1995 ("Grandfathered Employees"), including Mr. Brown, the credit percentages applied to covered pay are increased pursuant to a formula based on age and years of service on such date. In addition, Grandfathered Employees are entitled to receive the greater of their benefit under the Prior Plan frozen as of December 31, 2000, or under the Cash Balance Plan (in each case including the ESBP).

The estimated annual annuity amounts payable under the Cash Balance Plan (including the ESBP) to the Named Executive Officers at age 65 (or, in the case of Mr. Hiner, age 67) are: Mr. Hiner, $150,354; Mr. Brown, $227,800; Mr. Thaman, $262,710; Ms. Smith, $167,082; and Mr. Johns, $135,619. These estimated amounts assume continued employment and current levels of covered pay through age 65 (or, in the case of Mr. Hiner, age 67), and are based on estimated interest rates.

Supplemental Executive Retirement Plan - Owens Corning maintains a Supplemental Executive Retirement Plan ("SERP") covering certain employees, including Ms. Smith and Mr. Johns, who join Owens Corning in mid-career. The SERP provides for a lump sum payment following termination of employment equal to a multiple of the covered employee's Cash Balance Plan balance minus an offset equal to the present value of retirement benefits attributable to prior employment. The applicable multiplier for each covered employee ranges from 0 to 4 (determined by the covered employee's age when first employed by Owens Corning) and is 1.7 and 1.1 in the case of Ms. Smith and Mr. Johns, respectively. The estimated annual annuity amounts payable to Ms. Smith and Mr. Johns to satisfy the lump sum obligation under this plan at age 65, under the assumptions described in the preceding paragraph, are $284,039 and $149,181, respectively, less the annualized offset due to prior employment.

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

In 1992, Owens Corning established a Pension Preservation Trust for amounts payable under the ESBP as well as under the individual pension arrangements described above. Each year, the Compensation Committee determines (except with respect to Mr. Hiner, where payments are contractually determined) the participants in and any amounts to be paid with respect to the Pension Preservation Trust, which may include a portion of benefits earned under the ESBP and the pension agreements described above. Amounts paid into the Trust and income from the Trust reduce the pension otherwise payable at retirement. During 2001, no payments were made to the Trust.

                       Employment and Severance Agreements
                       -----------------------------------

Mr. Hiner is employed under an amended agreement that continues through April 16, 2002. Under this agreement, Mr. Hiner would receive a lump sum termination payment equal to 330% of his base salary if he were to be terminated by Owens Corning without "cause," or if he should terminate his employment for "good reason," as defined by the terms of the agreement. Mr. Hiner is entitled to an annual salary review, and any salary approved may not be decreased in a later year. Mr. Hiner is also to receive a contractual bonus calculated as a percentage of base pay based upon mutually agreed entry, target and maximum company performance objectives. For 2001, these performance objectives were the same as those applicable to the other participants in Owens Corning's Corporate Incentive Plan.

Owens Corning also has entered into severance arrangements with each of the other Named Executive Officers. These agreements provide for the payment of an amount equal to two times base salary plus annual incentive bonuses (based on an average of the three previous years' annual incentive payments or the average of the three previous years' annual incentive targets, whichever is greater) plus continuation of insurance benefits for a period of up to two years and, in the case of Messrs. Brown and Thaman, a payment equal to the additional lump sum pension benefit that would have accrued had such individuals been three years older, with three additional years of service, at the time of employment termination. The base salaries as of December 31, 2001, of these Named Executive Officers were: Mr. Brown, $400,000; Mr. Thaman, $425,000; Ms. Smith, $500,000; and Mr. Johns, $350,000.

Directors' Compensation

Retainer and Meeting Fees - In 2001, Owens Corning paid each director who was not an Owens Corning employee an annual retainer of $25,000. Non-employee Committee Chairmen receive an additional retainer of $4,000 each year. In addition, Owens Corning paid non-employee directors a fee of $1,000 for (a) attendance at one or more meetings of the Board of Directors on the same day,
(b) attendance at one or more meetings of each Committee of the Board of Directors on the same day, and (c) for each day's attendance at other functions in which directors were requested to participate.

Prior to December 2000, a director could elect to defer all or a portion of his or her annual retainer and meeting fees under the Directors' Deferred Compensation Plan, in which case his or her account was credited with the number of shares of common stock that such deferred compensation could have purchased on the date of payment. The account was also credited with the number of shares that dividends on previously credited shares could have purchased on dividend payment dates. Account balances are payable in cash based on the value of the account, which is determined by the then fair market value of Owens Corning common stock, at the time the participant ceases to be a director.

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

In 2001, Messrs. Blake, Caperton, Coleman, Colville, Hilliard, Lewis, and Moseley, Ms. Iverson and Dr. Reynolds each received an annual 500 share grant valued at $1,120 on the date of grant (based on the closing price of Owens Corning common stock as reported in the New York Stock Exchange Composite Transactions).

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

Charitable Award Program - To recognize the interest of Owens Corning and its directors in supporting worthy educational institutions and other charitable organizations, Owens Corning permits each director who joined the Board prior to December 31, 2001 (subject to certain vesting requirements) to nominate up to two organizations to share a contribution of $1 million to be made in ten annual installments after the death of the director. Owens Corning expects to fully fund its contributions (as well as insurance premiums) from the proceeds of life insurance policies that it maintains on directors. Directors will receive no financial benefit from this program, since the charitable deduction and insurance proceeds accrue solely to Owens Corning.

Compensation Committee Interlocks and Insider Participation

The Compensation  Committee  presently  consists of Landon Hilliard  (Chairman),
Norman P. Blake, Jr., Leonard S. Coleman, Jr., Furman C. Moseley, Jr., and W. Ann Reynolds. Gaston Caperton also served on the Committee during a portion of 2001. No other persons served on the Compensation Committee during 2001.

Mr. Hilliard is a partner of Brown Brothers Harriman & Co. ("BBH"), a private banking firm. BBH acts as one of the investment managers for the Fibreboard Settlement Trust, which holds certain assets that are available to fund asbestos-related liabilities of Fibreboard Corporation, a subsidiary of Owens Corning. During 2001, BBH was paid fees of approximately $700,000 from the Trust for these services. In addition, BBH serves as the custodian and investment advisor of an escrow account funded by one of the Company's excess insurance carriers during the third quarter of 2001 (see Note 19, Item A, to the Consolidated Financial Statements). During 2001, BBH earned fees of approximately $34,000 from the escrow account for these services.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Major Stockholders

Based on statements filed with the Securities and Exchange Commission pursuant to section 13(d) or 13(g) of the Securities Exchange Act of 1934, no person beneficially owned more than 5% of Owens Corning common stock as of December 31, 2001.

As of February 28, 2002, Owens Corning employees, including officers, beneficially owned 2,502,601 shares (4.5%) of Owens Corning common stock under Owens Corning sponsored savings plans in the United States and Canada.

Stock Ownership of Management

The following table shows information concerning beneficial ownership of Owens Corning common stock on February 28, 2002, by each of the directors, by each of the Named Executive Officers, and by all directors and executive officers as a group. With the exception of the ownership of Mr. Hiner (1.0%) and all directors and executive officers as a group (2.0%), each ownership shown represents less than 1% of the shares of common stock outstanding.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (continued)

                                                                                Amount And Nature
                                               Name                         Of Beneficial Ownership
            ----------------------------------------------------------      -----------------------

            Norman P. Blake, Jr.......................................            14,620(1)(3)
            David T. Brown............................................            98,484(1)(2)
            Gaston Caperton...........................................            12,032(1)(3)
            Leonard S. Coleman, Jr....................................            12,552(1)(3)
            William W. Colville.......................................            10,000(1)
            Landon Hilliard...........................................             7,075(3)
            Glen H. Hiner.............................................           549,174(1)(2)
            Ann Iverson...............................................            12,532(1)(3)
            David L. Johns............................................            17,148(1)(2)
            W. Walker Lewis...........................................            14,120(1)(3)
            Furman C. Moseley, Jr.....................................            46,082(3)
            W. Ann Reynolds...........................................            16,327(1)(3)(4)
            Maura Abeln Smith.........................................            65,785(1)(2)
            Michael H. Thaman.........................................            61,247(1)(2)
            All Directors and Executive Officers (including Named
               Executive Officers) (19 persons).......................         1,148,635(1)(2)(3)(4)

(1)  Includes shares which are not owned but are unissued  shares subject to exercise of options,  or which will be subject to exercise of options  under Owens Corning  benefit plans within 60 days after  February 28, 2002, as follows:  Mr. Blake,  10,000;  Mr. Brown,  85,000; Mr. Caperton,  10,000;  Mr. Coleman,  10,000; Mr. Colville,
     10,000; Mr. Hiner, 371,666; Ms. Iverson,  10,000; Mr. Johns, 12,278; Mr. Lewis, 10,000; Dr. Reynolds,  10,000;
     Ms. Smith, 52,000; Mr. Thaman, 46,657; All Directors and Executive Officers (19 persons), 812,767.

(2)  Includes  shares over which there is sole voting  power,  but no  investment  power,  as follows:  Mr.  Brown,
     11,350;  Mr. Hiner,  76,333;  Mr. Johns,  4,400;  Ms. Smith,  13,566;  Mr. Thaman,  10,800;  All Directors and
     Executive Officers (19 persons), 151,423.

(3)  Includes deferred shares over which there is currently no voting or investment  power, as follows:  Mr. Blake,
     3,620; Mr. Caperton,  1,532; Mr. Coleman,  2,052; Mr. Hilliard,  2,575; Ms. Iverson,  1,532; Mr. Lewis, 3,620;
     Mr. Moseley, 6,232; Dr. Reynolds, 3,097; All Directors and Executive Officers (19 persons), 24,260.

(4)      Does not  include  shares of common  stock  held by family  members  as to which  beneficial  interest  is disclaimed, as follows: Dr. Reynolds, 700; All Directors and Executive Officers (19 persons), 700.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Owens Corning has nothing additional to report under this Item.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(a)    DOCUMENTS FILED AS PART OF THIS REPORT

 1.    See Index to Financial Statements on page 45 hereof

 2.    See Index to Financial Statement Schedules on page 116 hereof

 3.    See Exhibit Index beginning on page 118 hereof

          Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K are denoted in the Exhibit Index by an asterisk ("*").

(b)    REPORTS ON FORM 8-K

       No report on Form 8-K was filed during the fourth quarter of 2001.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By        /s/  Glen H. Hiner                                       Date   March 21, 2002
          ------------------------------------------                   ----------------------------
          Glen H. Hiner, Chairman of the Board
          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/  Glen H. Hiner                                       Date   March 21, 2002
          ------------------------------------------                    ----------------------------
          Glen H. Hiner, Chairman of the Board,
          Chief Executive Officer and Director

          /s/  Michael H. Thaman                                   Date   March 20, 2002
          ------------------------------------------                    ----------------------------
          Michael H. Thaman, Senior Vice President,
          Chief Financial Officer and Director

          /s/  Charles E. Dana                                     Date   March 20, 2002
          ------------------------------------------                    ----------------------------
          Charles E. Dana, Vice President -
          Corporate Controller and Global Sourcing

          /s/  Norman P. Blake, Jr.                                Date   March 21, 2002
          ------------------------------------------                    ----------------------------
          Norman P. Blake, Jr., Director

          /s/  David T. Brown                                      Date   March 21, 2002
          ------------------------------------------                    ----------------------------
          David T. Brown, Director

          /s/                                                      Date
          ------------------------------------------                    ----------------------------
          Gaston Caperton, Director

          /s/                                                      Date
          ------------------------------------------                    ----------------------------
          Leonard S. Coleman, Jr., Director

          /s/                                                      Date
          ------------------------------------------                    ----------------------------
          William W. Colville, Director

          /s/  Landon Hilliard                                     Date   March 21, 2002
          ------------------------------------------                    ----------------------------
          Landon Hilliard, Director

          /s/                                                      Date
          ------------------------------------------                    ----------------------------
          Ann Iverson, Director

          /s/  W. Walker Lewis                                     Date   March 20, 2002
          ------------------------------------------                    ----------------------------
          W. Walker Lewis, Director

          /s/                                                      Date
          ------------------------------------------                    ----------------------------
          Furman C. Moseley, Jr., Director

          /s/  W. Ann Reynolds                                     Date   March 20, 2002
          ------------------------------------------                    ----------------------------
          W. Ann Reynolds, Director

          /s/  Maura Abeln Smith                                   Date   March 21, 2002
          -------------------------------------------                   ----------------------------
          Maura Abeln Smith, Director


                          INDEX TO FINANCIAL STATEMENTS

Item                                                                                                  Page
----                                                                                                  ----

Report of Independent Public Accountants................................................................46

Summary of Significant Accounting Policies.........................................................47 - 48

Consolidated Statement of Income (Loss) - for the
   years ended December 31, 2001, 2000 and 1999....................................................49 - 50

Consolidated Statement of Comprehensive Income (Loss) -
   for the years ended December 31, 2001, 2000 and 1999.................................................51

Consolidated Balance Sheet -  December 31, 2001 and 2000...........................................52 - 53

Consolidated Statement of Stockholders' Equity -
   for the years ended December 31, 2001, 2000 and 1999.................................................54

Consolidated Statement of Cash Flows - for the years
   ended December 31, 2001, 2000 and 1999..........................................................55 - 56

Notes to Consolidated Financial Statements
   Notes 1 through 22.............................................................................57 - 115

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders and Board of Directors of Owens Corning:

We have audited the accompanying consolidated balance sheet of OWENS CORNING (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001, and 2000, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Corning and subsidiaries as of December 31, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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




/s/ ARTHUR ANDERSEN LLP


January 23, 2002,
Toledo, Ohio.

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

Inventory Valuation

Inventories are stated at cost, which is less than market value, and include material, labor and manufacturing overhead. The majority of the U.S. inventories are valued using the first-in, first-out (FIFO) method and the balance of inventories are generally valued using the last-in, first-out (LIFO) method.

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

Depreciation

For assets placed in service prior to January 1, 1992, the Company's plant and equipment is depreciated

                         OWENS CORNING AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

primarily using the double-declining balance method for the first half of an asset's estimated useful life and the straight-line method thereafter. For assets placed in service on or after January 1, 1992, the Company's plant and equipment is depreciated using the straight-line method.

Derivative Financial Instruments

Effective January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and related gains and losses to be recorded in income or other comprehensive income as appropriate.

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

Foreign Currency Translation

The functional currency of the Company's subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end rate of exchange and their statement of income (loss) and statement of cash flows are converted on an ongoing basis at the rate of exchange when transactions occur. The resulting translation adjustment is included in "Accumulated other comprehensive loss" in the Consolidated Statement of Stockholders' Equity Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statement of Income (Loss) as incurred.

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of cost of goods sold in the Consolidated Statement of Income (Loss).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                             2001             2000             1999
                                                                             ----             ----             ----
                                                                           (In millions of dollars, except share data)

NET SALES                                                               $       4,762    $      4,940     $      5,048
COST OF SALES (Note 5)                                                          3,938          4,014            3,815
                                                                        --------------   ------------     ------------

    Gross margin                                                                   824            926            1,233
                                                                        --------------   ------------     ------------

OPERATING EXPENSES
  Marketing and administrative expenses (Note 5)                                    524            542              599
  Science and technology expenses                                                    37            52               61
  Provision (credit) for asbestos litigation claims (Note 19)                       (7)           790                -
  Restructure costs (Note 5)                                                         26            32                -
  Chapter 11 related reorganization items (Note 1)                                   87            24                -
  Other (Note 5)                                                                     41           117               (5)
                                                                        ---------------  ------------     -------------

     Total operating expenses                                                      708          1,557              655
                                                                        --------------   ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                                      116           (631)             578

OTHER
  Cost of borrowed funds (Notes 1, 3, 4 and 18)                                      16           155              152
  Other (Notes 3, 18 and 20)                                                       (2)              5                -
                                                                        -------------    ------------     ------------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR
  INCOME TAXES                                                                     102           (791)             426

Provision (credit) for income taxes (Notes 10 and 19)                               57           (312)             149
                                                                        --------------   -------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
  EQUITY IN NET INCOME (LOSS) OF AFFILIATES                                         45           (479)             277

Minority interest (Notes 5 and 7)                                                   (4)            (2)              (6)

Equity in net income (loss) of affiliates (Note 13)                                 (2)             3               (1)
                                                                        ---------------  ------------     -------------

NET INCOME (LOSS)                                                       $          39    $        (478)   $        270
                                                                        ==============   ==============   ============





                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (continued)

                                                                             2001             2000             1999
                                                                             ----             ----             ----
                                                                           (In millions of dollars, except share data)
NET INCOME (LOSS) PER COMMON SHARE (Note 17)

Basic                                                                   $         .72    $         (8.71) $         4.98
                                                                        =============    ================ ==============


Diluted                                                                 $         .66    $         (8.71) $         4.67
                                                                        =============    ================ ==============





Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)

Basic                                                                           55.1            54.8             54.1

Diluted                                                                         59.9            54.8             59.5



                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                             2001             2000             1999
                                                                             ----             ----             ----
                                                                                    (In millions of dollars)

Net Income (Loss)                                                      $          39     $     (478)      $      270

Other comprehensive income (loss), net of tax:
    Currency translation adjustment                                              (30)           (41)             (21)
    Minimum pension liability adjustment (net of taxes
      of $153 million in 2001, $2 million in 2000 and $1
      million in 1999)                                                         (227)             (3)               2
    Deferred gains (losses) on hedges                                            (1)             (2)               5
                                                                       -------------     -----------      ----------

Other comprehensive loss                                                        (258)           (46)             (14)
                                                                       --------------    -----------      -----------

Comprehensive income (loss)                                            $       (219)     $     (524)      $      256
                                                                       =============     ===========      ==========




                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2001 AND 2000

                                                                                    2001                2000
                                                                                    ----                ----
ASSETS                                                                              (In millions of dollars)
------

CURRENT
Cash and cash equivalents (Note 1)                                            $        764        $        550
Receivables, less allowances of $29 million in 2001 and
   2000 (Note 11)                                                                    417                  488
Inventories (Note 12)                                                                437                  469
Deferred income taxes (Note 10)                                                         1                   6
Income tax receivable (Note 10)                                                         5                  31
Other current assets                                                                      25               20
                                                                             ---------------      -----------

  Total current                                                                      1,649              1,564
                                                                             -------------        -----------

OTHER
Insurance for asbestos litigation claims (Note 19)                                      4                  59
Restricted cash - asbestos and insurance related (Note 19)                           169                  164
Restricted cash, securities, and other - Fibreboard (Notes 19 and 20)                1,284              1,274
Deferred income taxes (Note 10)                                                      1,187              1,075
Goodwill, less accumulated amortization of $131 million in 2001
   and $113 million in 2000 (Notes  5 and 6)                                         610                  636
Investments in affiliates (Notes 5 and 13)                                             48                  62
Other noncurrent assets (Note 9)                                                        247               257
                                                                             --------------       -----------

  Total other                                                                        3,549              3,527
                                                                             -------------        -----------


PLANT AND EQUIPMENT, at cost
Land                                                                                   67                  60
Buildings and leasehold improvements                                                 669                  663
Machinery and equipment                                                              2,854              2,717
Construction in progress                                                                256               327
                                                                             --------------       -----------
                                                                                     3,846              3,767
Less:  Accumulated depreciation                                                     (2,003)            (1,946)
                                                                             --------------       ------------

  Net plant and equipment                                                            1,843              1,821
                                                                             -------------        -----------

TOTAL ASSETS                                                                  $     7,041         $     6,912
                                                                             ============         ===========


                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2001 AND 2000 (continued)

                                                                                   2001             2000
                                                                                   ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                             (In millions of dollars)
------------------------------------

CURRENT
Accounts payable and accrued liabilities (Note 14)                            $     740        $        491
Short-term debt (Note 4)                                                             43                 50
Long-term debt - current portion (Note 3)                                              66               68
                                                                              -----------      -----------

   Total current                                                                     849               609
                                                                              ----------       -----------

LONG-TERM DEBT (Note 3)                                                                  5               7
                                                                              ------------     -----------

OTHER
Other employee benefits liability (Note 8)                                          331                322
Pension plan liability (Note 9)                                                       291               75
Other                                                                                 141              124
                                                                              -----------      -----------

  Total other                                                                         763              521
                                                                              -----------      -----------

LIABILITIES SUBJECT TO COMPROMISE (Notes 1, 3, 7 and 19)                           6,804             6,935
                                                                              ----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 16, 18 and 19)

COMPANY-OBLIGATED SECURITIES OF ENTITIES
  HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO
  COMPROMISE (Note 7)                                                                 200              200
                                                                              -----------      -----------

MINORITY INTEREST                                                                       37              39
                                                                              ------------     -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 8 million shares,
  none outstanding                                                                   -                   -
Common stock, par value $.10 per share; authorized 100
  million shares; issued 2001 - 55.3 million and 2000 - 55.4
  million shares (Notes 6 and 17)                                                      697             699
Deficit                                                                           (1,957)           (1,996)
Accumulated other comprehensive loss (Note 9)                                        (355)             (97)
Other (Note 17)                                                                          (2)            (5)
                                                                              --------------   ------------

    Total stockholders' equity                                                    (1,617)           (1,399)
                                                                              -----------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    7,041       $     6,912
                                                                              ==========       ===========




                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                           2001             2000              1999
                                                                           ----             ----              ----
COMMON STOCK                                                         (In millions of dollars)

Balance beginning of year                                            $        699      $      695      $      679
Awards (forfeitures) of stock under
   stock compensation plans (Note 17)                                         (2)               4              16
                                                                     ------------      ----------      ----------

Balance end of year                                                          697              699             695
                                                                     -----------       ----------      ----------

DEFICIT

Balance beginning of year                                                 (1,996)          (1,510)         (1,762)
Net income (loss)                                                             39             (478)            270
Cash dividends declared                                                           -            (8)            (18)
                                                                     ---------------   -----------     -----------

Balance end of year                                                       (1,957)          (1,996)         (1,510)
                                                                     ------------      -----------     -----------

ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance beginning of year

  Currency translation adjustment                                           (103)             (62)            (41)
  Minimum pension liability adjustment                                        (3)               -              (2)
  Deferred gains on hedges                                                     9               11               6
                                                                     ------------      ----------      ----------

                                                                             (97)             (51)            (37)

Adjustments

  Currency translation adjustment                                           (30)              (41)            (21)
  Minimum pension liability adjustment                                     (227)               (3)              2
  Deferred gains (losses) on hedges                                          (1)               (2)              5
                                                                     ---------------   -----------     ----------

                                                                           (258)              (46)            (14)

Balance end of year

  Currency translation adjustment                                          (133)             (103)            (62)
  Minimum pension liability adjustment                                     (230)               (3)              -
  Deferred gains on hedges                                                    8                 9              11
                                                                     ----------        ----------      ----------

Balance end of year                                                        (355)              (97)            (51)
                                                                     -----------       -----------     -----------

OTHER

Balance beginning of year                                                    (5)              (15)            (14)
Net increase (decrease)                                                       3                10              (1)
                                                                     ----------        ----------      -----------

Balance end of year                                                             (2)            (5)            (15)
                                                                     --------------    -----------     -----------

STOCKHOLDERS' EQUITY                                                 $   (1,617)        $  (1,399)     $     (881)
                                                                     ===========       ===========     ===========




                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                           2001          2000          1999
                                                                           ----          ----          ----
                                                                               (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

  Net income (loss)                                                    $      39      $     (478)  $       270

  Reconciliation of net cash from operating activities:

     Noncash items:
       Provision (credit) for asbestos litigation claims (Note 19)            (7)            790             -
       Provision for depreciation and amortization                           237             203           210
       Provision (credit) for deferred income taxes (Note 10)                 47            (361)          163
       Other (Note 5)                                                         87             126            (2)
   (Increase) decrease in receivables (Note 11)                               41            (198)          112
   (Increase) decrease in inventories                                         19             (78)          (25)
    Increase (decrease) in accounts payable and accrued
       liabilities                                                           188              218          (113)
   (Increase) decrease in restricted cash - asbestos and
       insurance related (Note 19)                                            (5)           (164)            -
   Change in liabilities subject to compromise (Note 1)                      (75)           (100)            -
   Proceeds from insurance for asbestos litigation claims,
       excluding Fibreboard (Note 19)                                          62            380           180
   Payments for asbestos litigation claims, excluding
       Fibreboard (Note 19)                                                     -           (521)         (860)
   Pension fund contribution                                                (196)              -             -
   Other                                                                      41              (7)           37
                                                                       ---------     ------------  -----------

Net cash flow from operations                                                478            (190)          (28)
                                                                       ---------     ------------  ------------

NET CASH FLOW FROM INVESTING

  Additions to plant and equipment                                          (270)           (476)         (244)
  Investment in subsidiaries, net of cash acquired                             (7)            (4)           (1)
  Proceeds from the sale of affiliate or business (Note 6)                    34             193             -
  Other                                                                       (6)            (45)           20
                                                                       ----------    ------------  -----------

Net cash flow from investing                                           $    (249)    $       (332) $      (225)
                                                                       ----------    ------------- ------------



                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (continued)

                                                                               2001           2000             1999
                                                                               ----           ----             ----
                                                                                      (In millions of dollars)
NET CASH FLOW FROM FINANCING (Notes 3 and 4)


  Net additions to long-term credit facilities                             $        -     $    1,073      $        91
  Other additions to long-term debt                                                 -             29              253
  Other reductions to long-term debt                                               (4)           (91)             (38)
  Net increase (decrease) in short-term debt                                       (6)             7              (24)
  Net increase (decrease) in short-term debt subject to compromise                 (4)             -                -
  Dividends paid                                                                    -            (12)             (16)
  Other                                                                             -             (4)               2
                                                                           ----------    ------------     -----------

    Net cash flow from financing                                                  (14)         1,002              268
                                                                           -----------   -----------      -----------

Effect of exchange rate changes on cash                                            (1)             -                1
                                                                           -----------   -----------      -----------

Net increase in cash and cash equivalents                                         214            480               16

Cash and cash equivalents at beginning of year                                    550             70               54
                                                                           ------------  -----------      -----------

Cash and cash equivalents at end of year                                   $      764    $       550      $        70
                                                                           ==========    ============     ===========

                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On October 5, 2000 (the "Petition Date"), Owens Corning and the 17 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "USBC"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the "Non-Debtor Subsidiaries"). The subsidiary Debtors that filed Chapter 11 petitions for relief are:

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

In late 2001, the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W. R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the "District Court") before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the "Administrative Consolidation"). The District Court has entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the "Bankruptcy Court"). Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing, outcome or other aspects of the Chapter 11 Cases.

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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing of the Debtors' filing or confirmation of such plan or plans or its effect, if any, on the terms thereof.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. By subsequent action, the Bankruptcy Court has extended such exclusivity period until August 30, 2002. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Owens Corning's shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of Owens Corning's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the effect of the Administrative Consolidation, the terms and provisions of any plan or plans of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Owens Corning's equity security holders.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases.

Bar Dates for Filing Claims
---------------------------

In connection with the Chapter 11 Cases, the Bankruptcy Court has set April 15, 2002 as the last date by which holders of pre-petition claims against the Debtors must file their claims. Any holder of a claim that is required to file a claim by such date and does not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. Such deadline to file claims does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Because the April 15, 2002 bar date has not yet occurred and the asbestos bar date has not yet been set, the ultimate number and allowed amount of such claims are not presently known.

Certain Post-petition Matters
-----------------------------

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through December 31, 2001, contractual interest expense not accrued or recorded on pre-petition debt totaled $222 million, of which $171 million relates to 2001.

At December 31, 2001, the Company had $764 million of cash and cash equivalents (of which approximately $38 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"), which currently expires November 15, 2002. Due to seasonal year-end declines in the qualifying inventory and receivables that make up the borrowing base under the DIP Financing, $407 million was available under this credit facility at December 31, 2001. There were no borrowings outstanding under the DIP Facility at December 31, 2001, however, approximately $40 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that its cash and cash equivalents, cash available from operations, and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court from time to time in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company's ability to maintain profitability following such confirmation.

Financial Statement Presentation
--------------------------------

The Company's Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                    DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                              2001                      2000
                                                                              -----                     ----
                                                                                  (In millions of dollars)
NET SALES                                                                         $  4,161                $   4,218
COST OF SALES                                                                        3,542                   3,509
                                                                                     -----                   -----
     Gross margin                                                                      619                     709
                                                                                   -------                  ------

OPERATING EXPENSES
     Marketing and administrative expenses                                             474                     460
     Science and technology expenses                                                    32                      47
     Provision (credit) for asbestos litigation claims                                  (7)                    790
     Restructure costs                                                                  16                      26
     Chapter 11 related reorganization items                                            87                      24
     Other (Including interest income from non-Debtors of
    $56                                                                                (90)                    (94)
                                                                                    -------                --------
         million in 2001 and $82 million in 2000)

        Total operating expenses                                                       512                   1,253
                                                                                  --------                   -----

INCOME (LOSS) FROM OPERATIONS                                                          107                    (544)

OTHER
     Cost of borrowed funds                                                              1                     174
     Other                                                                              (2)                      5
                                                                                 ----------               --------

INCOME (LOSS) BEFORE  PROVISION (CREDIT) FOR
  INCOME TAXES                                                                         108                    (723)

Provision (credit) for income taxes                                                     52                    (340)
                                                                                 ---------                  -------

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF
  AFFILIATES                                                                            56                    (383)

Equity in net loss of affiliates                                                        (3)                     (2)
                                                                                ------------              ---------

NET INCOME (LOSS)                                                               $       53                 $  (385)
                                                                                ==========                 ========



                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                       DEBTOR-IN-POSSESSION BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000

                                                                                       2001               2000
                                                                                       ----               ----
                                                                                       (In millions of dollars)
ASSETS

CURRENT
     Cash and cash equivalents                                                             $     605       $      461
     Receivables, net                                                                            315              338
     Receivables - non-debtors                                                                   849              759
     Inventories                                                                                 311              347
     Deferred income taxes                                                                         4                4
     Income tax receivable                                                                         4               31
     Other current assets                                                                         25               18
                                                                                             -------          -------

           Total current                                                                       2,113            1,958
                                                                                               -----            -----

OTHER
     Insurance for asbestos litigation claims                                                      4               59
     Restricted cash - asbestos and insurance related                                            169              164
     Restricted cash, securities and other - Fibreboard                                        1,284            1,274
     Deferred income taxes                                                                     1,143            1,058
     Goodwill, net                                                                               513              530
     Investments in affiliates                                                                    29               38
     Investments in non-debtor subsidiaries                                                      758              745
     Other noncurrent assets                                                                     138              122
                                                                                              ------           ------

           Total other                                                                         4,038            3,990
                                                                                               -----            -----

PLANT AND EQUIPMENT, at cost
     Land                                                                                         41               34
     Buildings and leasehold improvements                                                        533              522
     Machinery and equipment                                                                   2,194            2,078
     Construction in progress                                                                    217              259
                                                                                             -------          -------
                                                                                               2,985            2,893
Less:  Accumulated depreciation                                                               (1,548)          (1,502)
                                                                                              -------          -------

      Net plant and equipment                                                                  1,437            1,391
                                                                                               -----            -----

TOTAL ASSETS                                                                               $   7,588       $    7,339
                                                                                           =========       ==========




                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                       DEBTOR-IN-POSSESSION BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000

                                                                                                      2001            2000
                                                                                                      ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                                                      $     589     $       320
     Accounts payable and accrued liabilities - non-debtors                                               12              46
     Long-term debt - current portion                                                                      1               1
                                                                                                   ----------      ----------


        Total current                                                                                    602             367
                                                                                                    --------        --------

OTHER
  Other employee benefits liability                                                                      318             308
  Pension plan liability                                                                                 264              68
  Other                                                                                                  110              96
                                                                                                    --------      ----------

        Total other                                                                                      692             472
                                                                                                    --------       ---------

LIABILITIES SUBJECT TO COMPROMISE                                                                      7,565           7,623

STOCKHOLDERS' EQUITY
  Common stock                                                                                           697             699
  Deficit                                                                                             (1,747)         (1,807)
  Accumulated other comprehensive loss                                                                  (219)            (12)
  Other                                                                                                   (2)             (3)
                                                                                                   ----------     -----------

        Total stockholders' equity                                                                    (1,271)         (1,123)
                                                                                                      -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $  7,588      $    7,339
                                                                                                    ========      ==========




                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

                                                                                           2001            2000
                                                                                           ----            ----
                                                                                           (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net income (loss)                                                                              $      53      $    (385)
  Reconciliation of net cash flow from operating activities
        Noncash items:
          Provision (credit) for asbestos litigation claims                                           (7)           790
          Provision for depreciation and amortization                                                176            142
          Provision (credit) for deferred income taxes                                                79           (345)
          Other                                                                                       91            116
        Increase in receivables                                                                     (168)          (154)
        (Increase) decrease in inventories                                                            34            (70)
        Increase in accounts payable and accrued liabilities                                         175            452
        (Increase) decrease in restricted cash - asbestos  and insurance related                      (5)          (164)
        Change in liabilities subject to compromise                                                  (75)          (100)
        Proceeds from insurance for asbestos litigation claims, excluding
          Fibreboard                                                                                  62            380
        Payments for asbestos litigation claims, excluding Fibreboard                                  -           (521)
        Pension fund contribution                                                                   (182)             -
        Other                                                                                        145           (167)
                                                                                                --------       ---------

            Net cash flow from operations                                                            378            (26)
                                                                                               ---------      ----------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                                                            (220)          (422)
        Investment in non-debtor subsidiaries, net of cash acquired                                   (5)            (5)
        Proceeds from liquidation of non-debtor subsidiaries                                           -             83
        Investment in non-debtor subsidiaries                                                          -           (146)
        Proceeds from the sale of subsidiary                                                           -             50
        Other                                                                                         (5)            (7)
                                                                                               ----------     ----------

            Net cash flow from investing                                                            (230)          (447)
                                                                                                 --------      ---------


                     The accompanying summary of significant
                      accounting policies and notes are an
                        integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

                                                                                          2001             2000
                                                                                          ----             ----
                                                                                        (In millions of dollars)

NET CASH FLOW FROM FINANCING

  Net additions to long-term credit facilities                                              $        -         $   1,088
  Other additions to long-term debt                                                                  -                 7
  Other reductions to long-term debt                                                                 -               (61)
  Net decrease in short-term debt (subject to compromise in 2001)                                   (4)              (21)
  Dividends paid                                                                                     -               (12)
  Other                                                                                              -               (79)
                                                                                               --------         ----------

      Net cash flow from financing                                                                  (4)              922
                                                                                               --------       ----------

Net increase in cash and cash equivalents                                                          144               449

Cash and cash equivalents at beginning of year                                                     461                12
                                                                                               -------       -----------

Cash and cash equivalents at end of year                                                       $   605       $       461
                                                                                               =======       ===========


The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items at December 31:

                                                                                           2001           2000
                                                                                           ----           ----
                                                                                         (In millions of dollars)

  Accounts payable                                                                            $     195   $       255
  Accrued interest payable                                                                           40            39
  Accrued liabilities                                                                                36            74
  Debt                                                                                            2,843         2,832
  Income taxes payable                                                                              209           212
  Reserve for asbestos litigation claims - Owens Corning                                          2,197         2,249
  Reserve for asbestos litigation claims - Fibreboard                                             1,284         1,274
                                                                                              ---------     ---------

         Total consolidated                                                                       6,804         6,935

         Payables to non-debtors                                                                    761           688
                                                                                             ----------    ----------

         Total debtor                                                                          $  7,565      $  7,623
                                                                                               ========      ========


      The accompanying summary of significant accounting policies and notes are an integral part of this statement

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Income Statements consist of the following for the years ended December 31:

                                                                                     2001            2000
                                                                                     ----            ----
                                                                                  (In millions of dollars)

Accelerated amortization of debt issuance costs                                          $      -            $  30
Professional fees                                                                              60                6
Payroll and compensation                                                                       29                9
Interest income                                                                               (17)              (5)
Other                                                                                          15              (16)
                                                                                            ------           ------

     Total                                                                                 $   87            $  24
                                                                                           ======            =====

2.   SEGMENT DATA

The Company has identified two reportable segments and has reported financial and descriptive information about each of those segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

The Company's two reportable segments are defined as follows:

Building Materials Systems
--------------------------

     Production and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts; extruded polystyrene insulation; roofing shingles, glass fiber mat and asphalt materials; windows and doors; vinyl and metal siding and accessories; cast stone building products; and the branded sale of housewrap.

Composite Solutions
-------------------

     Production and sale of glass fiber rovings and veils; long-fibre reinforced thermoplastic compounds, tailored Composite Solutions for the automotive, building and telecommunications markets, and composite manufacturing services.

Income (loss) from operations by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses such as cost of borrowed funds, general corporate expenses or income, and certain expense or income items are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in income (loss) from operations for the Company's reportable segments. Reference is made to the reconciliation of reportable segment income from operations to consolidated income before income taxes below for additional information about such items.

Total assets by reportable segment are those assets that are used in the Company's operations in each segment and do not include general corporate assets. General corporate assets consist primarily of cash and cash equivalents, deferred taxes, asbestos-related assets, and corporate property and equipment. Reference is made to the reconciliation of reportable segment assets to consolidated total assets below for additional information about such items.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   SEGMENT DATA (continued)

External customer sales by geographic region are attributed based upon the location from which the product is shipped. Long-lived assets by geographic region are attributed based upon the location of the assets and include net plant and equipment.

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

NET SALES                                                                    2001             2000             1999
                                                                             ----             ----             ----
                                                                                    (In millions of dollars)
Reportable Segments
-------------------

  Building Materials Systems
     United States                                                      $    3,687       $     3,728      $     3,757
     Europe                                                                      6                90              234
     Canada and other                                                            183             190              188
                                                                        ------------     -----------      -----------

        Total Building Materials Systems                                      3,876            4,008            4,179
                                                                        -----------      -----------      -----------

  Composite Solutions
     United States                                                               375             410              374
     Europe                                                                     336              340              338
     Canada and other                                                            175             182              157
                                                                        ------------     -----------      -----------

        Total Composite Solutions                                                886             932              869
                                                                        ------------     -----------      -----------

        Total Reportable Segments                                       $    4,762       $     4,940      $     5,048
                                                                        ==========       ===========      ===========

External Customer Sales by Geographic Region
--------------------------------------------
  United States                                                         $    4,062       $     4,138      $     4,131
  Europe                                                                         342             430              572
  Canada and other                                                               358             372              345
                                                                        ------------     -----------      -----------

     Net Sales                                                          $    4,762       $     4,940      $     5,048
                                                                        ==========       ===========      ===========


                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   SEGMENT DATA (continued)

INCOME (LOSS) FROM OPERATIONS                                             2001     2000     1999
                                                                          -----    -----    -----
                                                                         (In millions of dollars)
Reportable Segments
-------------------

  Building Materials Systems
     United States                                                       $ 237    $ 318    $ 480
     Europe                                                                  -        2       10
     Canada and other                                                       15       33       33
                                                                         -----    -----    -----

        Total Building Materials Systems                                   252      353      523
                                                                         -----    -----    -----

  Composite Solutions
     United States                                                          67       73       68
     Europe                                                                 45       15        -
     Canada and other                                                       21       20       15
                                                                         -----    -----    -----

        Total Composite Solutions                                          133      108       83
                                                                         -----    -----    -----

        Total Reportable Segments                                        $ 385    $ 461    $ 606
                                                                         =====    =====    =====

Geographic Regions
------------------

  United States                                                          $ 304    $ 391    $ 548
  Europe                                                                    45       17       10
  Canada and other                                                          36       53       48
                                                                         -----    -----    -----

     Total Reportable Segments                                           $ 385    $ 461    $ 606
                                                                         =====    =====    =====

Reconciliation to Consolidated Income (Loss) Before
---------------------------------------------------
  Provision (Credit) for Income Taxes
  -----------------------------------

  Restructuring and other charges (Note 5)                                (140)    (229)       -
  Chapter 11 related reorganization items (Note 1)                         (87)     (24)       -
  Asbestos litigation claims (Note 19)                                       7     (790)       -
  General corporate expense                                                (49)     (49)     (28)
  Cost of borrowed funds                                                   (16)    (155)    (152)
  Other                                                                      2       (5)       -
                                                                         -----    -----    -----


Consolidated Income (Loss) Before Provision (Credit)
  for Income Taxes                                                       $ 102    $(791)   $ 426
                                                                         =====    =====    =====

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  SEGMENT DATA (continued)

                                                                                           December 31,
TOTAL ASSETS                                                                    2001            2000               1999
                                                                                ----            ----               ----
                                                                                     (In millions of dollars)
Reportable Segments
-------------------

  Building Materials Systems
     United States                                                    $        2,177     $      2,094       $      2,020
     Europe                                                                      5                  6                226
     Canada and other                                                          164                184                193
                                                                      ------------       -------------       -----------

        Total Building Materials Systems                                     2,346              2,284              2,439
                                                                      ------------       ------------       ------------

  Composite Solutions
     United States                                                             434                492                282
     Europe                                                                    198                294                201
     Canada and other                                                          235                283                317
                                                                      ------------       ------------       ------------

        Total Composite Solutions                                              867              1,069                800
                                                                      ------------       ------------       ------------

        Total Reportable Segments                                     $       3,213      $      3,353       $      3,239
                                                                      =============      ============       ============

Reconciliation to Consolidated Total Assets
-------------------------------------------

  Restricted cash - asbestos and insurance related                             169                164                  -
  Insurance for asbestos litigation claims                                       4                 59                230
  Deferred income taxes                                                      1,188              1,081                732
  Income tax receivable                                                          5                 31                 61
  Cash and cash equivalents                                                    764                550                 70
  Restricted cash, securities and other - Fibreboard                         1,284              1,274              1,838
  Investments in affiliates                                                     48                 62                 65
  LIFO inventory valuation adjustment                                          (91)               (93)               (66)
  Other general corporate assets                                               457                431                325
                                                                      ------------       ------------       ------------

     Consolidated Total Assets                                         $     7,041       $      6,912       $      6,494
                                                                      ============       ============       ============

LONG-LIVED ASSETS BY GEOGRAPHIC REGION
--------------------------------------

  United States                                                        $     1,448       $      1,402       $      1,138
  Europe                                                                       152                157                277
  Canada and other                                                             243                262                285
                                                                      ------------       ------------       ------------

     Total Long-Lived Assets                                           $     1,843       $      1,821       $      1,700
                                                                      ============       ============       ============

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   SEGMENT DATA (continued)

PROVISION FOR DEPRECIATION AND
  AMORTIZATION                                                              2001              2000             1999
                                                                            ----              ----             ----
                                                                                   (In millions of dollars)
Reportable Segments
-------------------

  Building Materials Systems
     United States                                                    $           100    $            92  $          95
     Europe                                                                       -                 17               20
     Canada and other                                                              10                 10             13
                                                                      ---------------    ---------------  -------------

        Total Building Materials Systems                                         110                119             128
                                                                      --------------     --------------   -------------

  Composite Solutions
     United States                                                               18                 16               16
     Europe                                                                      20                 20               19
     Canada and other                                                               19                  9            18
                                                                      ----------------   ---------------- -------------
         Total Composite Solutions                                                  57                 45             53
                                                                      ---------------    ---------------  -------------

        Total Reportable Segments                                     $          167     $          164   $         181
                                                                      ==============     ==============   =============

Geographic Regions
------------------
  United States                                                        $          118     $          108  $         111
  Europe                                                                         20                 37               39
  Canada and other                                                                 29                 19             31
                                                                      ---------------    ---------------  -------------

       Total Reportable Segments                                      $          167     $          164   $         181
                                                                      ==============     ==============   =============

Reconciliation to Consolidated Provision for
--------------------------------------------
  Depreciation and Amortization
  -----------------------------

  General Corporate Depreciation and Amortization                                   70                 39            29
                                                                      ----------------   ---------------- -------------

     Consolidated Provision for Depreciation and
          Amortization                                                $          237     $          203   $         210
                                                                      ==============     ==============   =============

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   SEGMENT DATA (continued)

ADDITIONS TO LONG-LIVED ASSETS
------------------------------

ADDITIONS TO PLANT AND EQUIPMENT
                                                                            2001              2000              1999
                                                                            ----              ----              ----
                                                                                    (In millions of dollars)
Reportable Segments
-------------------

  Building Materials Systems
     United States                                                     $         145      $        180    $         127
     Europe                                                                           -              5               17
     Canada and other                                                                6                  5             9
                                                                     ----------------    --------------- -------------
        Total Building Materials Systems                                          151               190             153
                                                                      ---------------     -------------   -------------
  Composite Solutions
     United States                                                                  50             135               12
     Europe                                                                         26              66               18
     Canada and other                                                               12               59              25
                                                                      ----------------   --------------   -------------
        Total Composite Solutions                                                 88               260               55
                                                                      --------------     -------------    -------------
        Total Reportable Segments                                     $          239      $        450    $         208
                                                                      ==============      ============    =============

Geographic Regions
------------------
  United States                                                       $          195      $        315    $         139
  Europe                                                                            26              71               35
  Canada and other                                                                  18               64              34
                                                                      ----------------   --------------   -------------
       Total Reportable Segments                                      $          239      $        450    $         208
                                                                      ===============     ============    =============

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   LONG-TERM DEBT

                                                                                       2001             2000
                                                                                       ----             ----
                                                                                      (In millions of dollars)
Long-Term Debt:
--------------
Guaranteed debentures due in 2001, 10%                                            $        42      $        42
Asian credit facility due in 2003, variable interest rate                                 22                22
Other long-term debt due through 2004, at rates from 7.24% to 11.45%                       7                 11
                                                                                  ----------       ------------
                                                                                          71                75
Less:  current portion                                                                   (66)               (68)
                                                                                  -----------      -------------
     Total long-term debt                                                          $          5    $          7
                                                                                   ============    ============

Long-Term Debt Subject to Compromise:
------------------------------------
U.S. credit facility due in 2002, variable                                         $  1,469         $    1,443
Debentures due in 2005, 7.5%                                                            300                300
Debentures due in 2008, 7.7%                                                            250                250
Debentures due in 2009, 7.0%                                                            250                250
Debentures due in 2018, 7.5%                                                            400                400
Debentures due in 2002, 8.875%                                                           40                 40
Debentures due in 2012, 9.375%                                                            7                  7
Bonds due in 2000, 7.25%, payable in Deutsche marks (Note 18)                            60                 63
Other long-term debt due through 2012, at rates from 6.25% to 13.80%                     62                 70
                                                                                  -------------    ------------
    Total long-term debt subject to compromise                                     $  2,838         $    2,823
                                                                                  ==========        ==========

Due to the Filing (see Note 1), pre-petition long-term debt of the Debtors has been reclassified to the caption Subject to Compromise in the above table and on the Consolidated Balance Sheet. From the Petition Date through December 31, 2001, contractual interest expense not accrued or recorded on pre-petition debt totaled $222 million, of which $171 million relates to 2001. At December 31, 2001 and 2000, the amounts shown under the caption "Long-Term Debt" in the table above represent long-term debt of non-Debtor subsidiaries.

In connection with the Filing, the Company obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A., which currently expires November 15, 2002. The interest rate applicable is a floating rate varying from .75% - 2.00%, based upon the average daily outstanding balance, plus LIBOR. The facility had a commitment fee on unused portions of .375% at December 31, 2001 and 2000. The amount available under the facility depends on a borrowing base of qualifying receivables and inventory of the Debtors. Due to seasonal year-end declines in the components of the borrowing base, $407 million was available under this facility at December 31, 2001. While the Company had no outstanding borrowings from the facility at year-end 2001 or 2000, approximately $40 million and $15 million, respectively, of this facility was utilized at such times for standby letters of credit and similar uses. This facility has super priority in the bankruptcy proceeding.


The Asian credit facility is payable in U.S. dollars and had a rate of interest at December 31, 2001 and 2000, of 2.53% and 7.24%, respectively. As a result of the Filing, the Company violated a non-financial covenant of this facility and it is considered callable at the discretion of the financial institution. The liability has been moved to current at December 31, 2001 and 2000.


After the Filing, the Company discontinued debt payments to its non-Debtor subsidiary responsible for the $42 million in guaranteed debentures due 2001. As this subsidiary has no assets other than this intercompany receivable, it was unable to make required payments and is in default. At December 31, 2001 and 2000, this instrument was classified as a current liability.

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


The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2001 are:

                                       Year               (In millions of dollars)
                                       ----

                                       2002                     $        66
                                       2003                               2
                                       2004                               2
                                       2005                               1
                                       2006                               -


4.   SHORT-TERM DEBT

                                                                             2001               2000
                                                                             ----               ----
  Short-Term Debt:                                                           (In millions of dollars)
  ---------------

  Balance outstanding at December 31                                         $  43             $ 50

  Weighted average interest rates on short-term debt
     outstanding at December 31                                               7.2%              7.5%

                                                                             2001               2000
                                                                             ----               ----
  Short-Term Debt Subject to Compromise:                                     (In millions of dollars)
  -------------------------------------

  Balance outstanding at December 31                                         $  5               $  9


The Company had unused short-term lines of credit totaling $6 million and $7 million at December 31, 2001 and 2000, respectively.

After the Filing, the Company discontinued debt payments to its non-Debtor European subsidiary responsible for $32 million in short-term debt. As this subsidiary has no assets other than this intercompany receivable, it was unable to make required payments and is in default.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

2001 Charges
------------

During 2001, the Company experienced the effects of an overall slowed economy in both the building materials and composites industries. A decline in net sales and margins over the prior year led the Company to continue to review its cost structures. As a result of this review, the Company recorded approximately $140 million in pretax charges which were accounted for as a $26 million charge for restructuring, a $79 charge to cost of sales and a $35 million charge to other operating expense. The Company recorded $46 million in the fourth quarter, $35 million in the third quarter, $17 million in the second quarter and $42 million in the first quarter.

Fourth Quarter 2001
-------------------

The fourth quarter charges, totaling $46 million pretax, consisted of a $2 million pretax restructure charge and $44 million in pretax other charges. The $2 million restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss) and represents severance costs associated with the elimination of approximately 145 positions, primarily in the U.S. and Canada. The primary groups impacted included manufacturing and administrative personnel. As of December 31, 2001, less than $1 million has been paid and charged against this reserve.

The $44 million in pretax other charges included $29 million of asset impairments mainly associated with the building materials business, principally to write-down assets to net estimated fair value on a held in use basis in certain manufacturing facilities due to changes in the Company's manufacturing and marketing strategies; $6 million in costs related to the Company's continuing plan for the realignment of its Newark, Ohio manufacturing facility and various other charges totaling $9 million. This $44 million pretax charge was accounted for as a $34 million charge to cost of sales and a $10 million charge to other operating expenses.

Third Quarter 2001
------------------

The third quarter charges, totaling $35 million pretax, were comprised of an $8 million pretax restructure charge and $27 million in pretax other charges. The restructure charge represents severance costs associated with the elimination of approximately 160 positions, primarily in the U.S. and the U.K. The primary groups impacted included manufacturing and administrative personnel. As of December 31, 2001, approximately $7 million has been paid and charged against this reserve.

The $27 million in pretax other charges included $15 million in costs associated with the Company's previously announced plan to realign its Newark, Ohio manufacturing facility; $4 million to write-down the Company's investment and related assets in Alcopor Owens Corning to net realizable value (The sale of the Company's investment in this joint venture was completed in the fourth quarter of 2001) and various other charges totaling $8 million. This $27 million pretax charge was accounted for as a $19 million charge to cost of sales and an $8 million charge to other operating expenses.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

Second Quarter 2001
-------------------

The second quarter charges, totaling $17 million pretax, were comprised of a $7 million pretax restructure charge and $10 million in pretax other charges. The $7 million restructure charge primarily represented a $5 million charge for the divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. Also included in the restructure charge was a $2 million charge for severance costs associated with the elimination of approximately 25 positions, primarily in the U.K. The primary groups affected included manufacturing and administrative personnel. As of December 31, 2001, approximately $1 million has been paid and charged against this reserve.

The $10 million in pretax other charges included $4 million in costs related to the Company's continuing plan for the realignment of the Newark, Ohio facility; $2 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; and various other charges totaling $4 million. This $10 million pretax charge was accounted for as an $8 million charge to cost of sales and a $2 million charge to other operating expenses.

First Quarter 2001
------------------

the first quarter charges, totaling $42 million pretax, were comprised of a $9 million pretax restructure charge, $2 million pretax loss from assets held for sale, and $31 million in other pretax charges. The $9 million pretax restructure charge represented severance costs associated with the elimination of approximately 130 positions, primarily in the U.S. The primary groups affected included manufacturing and administrative personnel. As of December 31, 2001, approximately $7 million has been paid and charged against this reserve. The $2 million pretax loss from assets held for sale represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis for the first quarter of 2001. This sale was completed in February 2001.

The $31 million in other pretax charges was comprised of $10 million of asset impairments, principally the write-down of equipment; $4 million to write down inventory to reflect updated estimates of the net realizable value; $4 million of payroll-related charges associated with the realignment of the Newark, Ohio manufacturing facility; and various other charges totaling $13 million. This $31 million pretax charge was accounted for as an $18 million charge to cost of sales and a $13 million charge to other operating expenses.

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

The $197 million of other charges was comprised of $95 million of asset impairments, a $6 million charge for a settlement loss associated with one of the Company's U.S. pension plans, and $96 million of charges focused on improving business operations and was accounted for as a $77 million charge to cost of sales, a $114 million charge to other operating expenses and a $6 million charge to marketing and administrative expenses. The $95 million of asset impairments included: 1) $54 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; 2) $12 million to write-down the Company's investment in a venture in South Africa, on a held-in-use basis based upon management's analysis of current and expected future financial results and constraints on the Company's ability to fund future significant capital investments in this entity as a consequence of the bankruptcy filing. The $12 million charge was offset by a $6 million credit to record the minority owner's share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); 3) $8 million write-down to fair value the investments in the Company's Pipe joint ventures and subsidiaries on a held for sale basis; 4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease in market value which management believes is other than temporary; and 5) $11 million associated with asset impairments within our Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company's manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of December 31, 2001, approximately $13 million has been paid and charged against the reserve for personnel reductions and approximately $3 million has been charged against exit cost liabilities.

The following table summarizes the status of the liabilities from the 2000 and 2001 restructure program described above, including cumulative spending and adjustments and the remaining balance as of December 31, 2001:

                                                                                        Liability at
                                                     Original            Total          December 31,
    (In millions of dollars)                       Liability          Payments             2001
                                                   ---------          --------             ----

    Personnel Costs                                 $    37         $      (28)         $       9
    Facility and Business Exit Costs                      4                 (3)                 1
                                                   --------       -------------         ---------

    Total                                           $    41         $      (31)          $     10
                                                    =======         ===========          ========

During 1997 and 1998, the Company implemented a restructuring program related to closing manufacturing locations and reducing overhead. As of December 31, 2001, approximately $15 million in reserves remain and are primarily related to ongoing personnel severance costs.

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


6.   DIVESTITURES OF BUSINESSES

In the fourth quarter of 2001, the Company sold its remaining 40% interest in Alcopor Owens Corning, an unconsolidated joint venture. The Company reduced its investment in the joint venture to net realizable value during the third quarter of 2001. See Note 5 to the Consolidated Financial Statements. Net proceeds on the divestiture were approximately $23 million, of which approximately $9 million remained in escrow at December 31, 2001 and was received in January 2002. As part of the divestiture, the Company was obligated to fund certain U.K pension obligations in the amount of approximately $14 million.

During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe with operations mostly in Europe. Net proceeds from the sale were $22 million.

During the second quarter of 2000, the Company completed the sale of its European Building Materials business to Alcopor Owens Corning, in which the Company had a 40% interest. Proceeds from the sale, net of the Company's $34 million cash infusion into the joint venture, were $177 million. In connection with this transaction, the joint venture assumed $62 million of debt from Owens Corning and the Company incurred fees of approximately $6 million, resulting in net cash proceeds of approximately $109 million. A pretax gain of approximately $5 million, including a $54 million write-off of goodwill, was realized from the sale. During the fourth quarter of 2000, the Company reduced its investment in Alcopor Owens Corning to estimated net realizable value. See Note 5 to the Consolidated Financial Statements.

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

As a result of the Filing (see Note 1), Owens Corning is no longer making interest payments to OC Capital on the Debentures. As a result, OC Capital no longer has funds available to pay distributions on the Preferred Securities and stopped paying such distributions in October 2000.

Distributions of $10 million ($6 million after-tax) and $13 million ($8 million after-tax) for 2000 and 1999, respectively, have been recorded net of tax as minority interest on the Company's Consolidated Statement of Income (Loss).

8.   POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. are nonfunded and pay either 1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met or, 2) fixed amounts of medical expense reimbursement.

Employees become eligible to participate in the health care plans upon retirement under the Company's pension plans if they have accumulated 10 years of service after age 45. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

In accordance with Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following tables provide a reconciliation of the changes in the accumulated postretirement benefits obligation and the accrued benefits cost liability at October 31, 2001 and 2000, as reflected on the Consolidated Balance Sheet at December 31, 2001 and 2000:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 8.   POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
      (continued)

                                                                                    2001               2000
                                                                                    ----               ----
                                                                                   (In millions of dollars)
Change in Accumulated Postretirement Benefit Obligation
-------------------------------------------------------

Benefits obligation at beginning of period                                   $           374     $         319
Service cost                                                                             8                  7
Interest cost                                                                               28             24
Amendments                                                                                    5             -
Actuarial loss                                                                              91             50
Currency gain                                                                               (1)            (1)
Benefits paid                                                                              (28)           (25)
                                                                             ------------------  -------------
Benefits obligation at end of period                                         $            477    $         374
                                                                             ================    =============

Funded status                                                                $          (477)    $        (374)
Unrecognized net actuarial loss                                                           142              52
Benefit payments subsequent to valuation date                                                7              5
                                                                             -----------------   ------------

 Accrued benefit cost (includes current liabilities of
   $25 million in 2001 and 2000)                                             $          (328)    $        (317)
                                                                             ================    ==============

Weighted-average assumptions as of December 31                                      2001               2000
----------------------------------------------                                      ----               ----
Discount rate                                                                         7.0%             8.0%

The following table presents the components of net periodic benefits cost during 2001, 2000 and 1999:

Components of net periodic benefit cost                                   2001         2000         1999
---------------------------------------                                 ---------    ---------    ---------
                                                                            (In millions of dollars)
Service cost                                                            $     8       $      7      $      8
Interest cost                                                                28             24            24
Amortization of prior service cost                                           -               -            (9)
                                                                        ----------   ----------     ---------
Net periodic benefit cost                                               $    36      $      31      $      23
                                                                        ==========   ==========     =========

For measurement purposes, an 8 - 15% annual rate of increase in the per capita cost of covered health care claims was assumed for 2002, varying by plan. The assumed rate decreases to 5 - 6% by 2006. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one-percentage point change in the assumed health care cost trend rate would have the following effects as of October 31, 2001 and 2000:

                                                          2001                                  2000
                                                          ----                                  ----
                                                   1-Percentage Point                    1-Percentage Point

                                               Increase           Decrease             Increase          Decrease
                                               --------           --------             --------          --------
                                                                   (In millions of dollars)
Effect on total of service and
  interest cost components                    $     4              $    (4)             $     4         $     (3)
Effect on accumulated
  postretirement benefit                           47                  (40)                  37              (31)
obligation


                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 8.   POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
      (continued)

The Company also recognizes the obligation to provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits cost liabilities at October 31, 2001 and 2000, as reflected on the balance sheet at December 31, 2001 and 2000, were $33 million and $34 million, respectively, including current liabilities of $4 million in both years. The net postemployment benefits expense was approximately $4 million in 2001 and 2000 and $2 million in 1999.

9.    PENSION PLANS

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are generally based on an employee's pay and number of years of service. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. Plan assets consist primarily of equity securities with the balance in fixed income investments. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

In accordance with Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following tables provide a reconciliation of the changes in the projected pension benefits obligation, the changes in the pension plan assets, and the net pension liability at October 31, 2001 and 2000, as reflected on the consolidated balance sheet at December 31, 2001 and 2000:

                                                                               2001                2000
                                                                               ----                ----
                                                                               (In millions of dollars)
Change in Projected Pension Benefit Obligation
----------------------------------------------

Benefits obligation at beginning of period                                    $   979             $   865
Service cost                                                                       15                  18
Interest cost                                                                      70                  64
Amendments                                                                          7                  55
Impact of curtailment                                                               -                   3
Impact of foreign currency translation                                             (2)                (24)
Actuarial loss                                                                    217                 117
Employee contributions                                                              1                   2
Benefits paid                                                                    (130)               (121)
                                                                              --------            ---------
Benefits obligation at end of period                                          $ 1,157             $   979
                                                                              ========            =========

Benefits paid during 2001 and 2000 include payments resulting from the Company's restructuring program and the sale of certain businesses (see Notes 5 and 6).

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  PENSION PLANS (continued)

Change in Pension Plan Assets                                                     2001             2000
-----------------------------                                                     ----             ----
                                                                                (In millions of dollars)

Fair value of plan assets at beginning of period                            $        936      $        977
Actual return on plan assets                                                       (129)               91
Impact of foreign currency translation                                               (3)              (23)
Employer contributions                                                              182                 3
Employee contributions                                                                -                 2
Benefits paid                                                                      (128)             (114)
                                                                            ------------      ------------
Fair value of plan assets at end of period                                  $       858       $       936
                                                                            ===========       ===========


Funded status                                                               $      (299)      $       (43)
Contributions subsequent to valuation date                                             14               -
Unrecognized net transition asset                                                   (12)              (17)
Unrecognized net actuarial loss                                                     457                37
Unrecognized prior service cost                                                      30                30
                                                                            -----------       -----------
Prepaid benefit cost                                                        $       190       $         7
                                                                            ===========       ===========


Amounts Recognized in the Consolidated Balance Sheet                              2001             2000
----------------------------------------------------                              ----             ----
                                                                                (In millions of dollars)

Prepaid benefit cost                                                        $           71      $       56
Accrued benefit liability (includes current liabilities of $3 million
   and $5 million in 2001, and 2000, respectively)                                    (294)            (80)
Intangible asset                                                                        28              26
Accumulated other comprehensive loss                                                   230               3
Deferred tax asset                                                                     155               2
                                                                            --------------     -----------

Net amount recognized                                                       $          190      $        7
                                                                            ==============      ==========

The combination of the decline in asset value, noted above, and the decrease in the discount rate, noted below, caused a significant other comprehensive loss in 2001.

Weighted-average assumptions as of  December 31                                   2001             2000
-----------------------------------------------                                   ----             ----

Discount rate                                                                         7.00%         8.00%
Expected return on plan assets                                                        9.00%         9.00%
Rate of compensation increase                                                         5.50%         5.50%

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   PENSION PLANS (continued)

The following table presents the components of net periodic pension cost during 2001, 2000 and 1999:

  Components of Net Periodic Pension Cost                         2001           2000            1999
  ---------------------------------------                         ----           ----            ----
                                                                       (In millions in dollars)

  Service cost                                               $         15    $      18      $      19
  Interest cost                                                         70          64             65
  Expected return on plan assets                                      (73)         (73)           (75)
  Amortization of transition amount                                     (5)         (5)            (5)
  Amortization of prior service cost                                     -          (2)            (4)
  Amortization of net actuarial loss                                     1           1              5
  Curtailment/settlement (gain) loss                                     7           9             (6)
                                                             -------------   ---------      ----------
  Net periodic benefit cost                                  $         15    $       12     $      (1)
                                                             ============    ==========     ==========

Certain of the Company's pension plans have an accumulated benefit obligation
(ABO) in excess of the fair value of plan assets. The ABO and fair value of plan assets for such plans are $1,046 million and $761 million, respectively, at October 31, 2001, and $742 million and $669 million, respectively, at October 31, 2000.

Certain of the Company's pension plans are not funded. The portion of the total projected benefit obligation attributable to unfunded plans is approximately $12 million and $9 million at October 31, 2001 and 2000, respectively.

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions reflect a matching of a percentage of employee savings up to a maximum savings level and certain profit sharing awards. The Company recognized expense of $31 million in 2001, $26 million in 2000, and $29 million in 1999.

10.   INCOME TAXES

                                                                         2001            2000            1999
                                                                         ----            ----            ----
                                                                               (In millions in dollars)
  Income (loss) before provision (credit) for income taxes:

    U.S.                                                            $       24       $      (849)     $    374
    Foreign                                                                  78               58            52
                                                                    -----------      -----------      --------

       Total                                                        $     102        $      (791)     $    426
                                                                    =========        ============     ========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.   INCOME TAXES (continued)

                                                                         2001            2000            1999
                                                                         ----            ----            ----
                                                                               (In millions in dollars)
  Provision (credit) for income taxes:

    Current
    U.S.                                                            $       25        $       7       $    (56)
    State and local                                                        (32)              (1)            (2)
    Foreign                                                                  17              31             16
                                                                    -----------      ----------        -------

       Total current                                                         10              37            (42)
                                                                    -----------      ----------        -------

    Deferred
    U.S.                                                                     (3)           (330)           158
    State and local                                                          36             (23)            25
    Foreign                                                                  14               4              8
                                                                    -----------      ----------        -------

       Total deferred                                                        47            (349)           191
                                                                    -----------      -----------       -------

       Total provision (credit) for income taxes                    $       57       $     (312)       $   149
                                                                    ==========       ===========       =======

The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is:

                                                                  2001              2000             1999
                                                                  ----              ----             ----
  U.S. federal statutory rate                                      35%               (35)%              35%
  State and local income taxes                                      4                 (4)                4
  Operating losses of foreign subsidiaries                          -                  1                 2
  Adjustment to estimated liability for tax claims                  9                  -                 -
  Other, net                                                        7                 (2)               (6)
                                                                  -----             ----              ----
  Effective tax rate                                               55%               (40)%              35%
                                                                  =====             ====              ====


As of December 31, 2001, the Company has not provided for withholding or U.S. federal income taxes on approximately $365 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $53 million of deferred income taxes would have been provided.

At December 31, 2001, the Company had net operating loss carryforwards for certain of its foreign subsidiaries and certain of its state tax jurisdictions, the tax benefit of which is approximately $312 million. Tax benefits of $276 million expire over the period from 2002 through 2021, and the remaining $36 million have an indefinite carryforward.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.   INCOME TAXES (continued)

                                                        2001                            2000
                                                        ----                            ----

                                                            Deferred                       Deferred
                                              Deferred          Tax         Deferred           Tax
                                            Tax Assets      Liabilities   Tax Assets       Liabilities
                                            ----------      -----------   ----------       -----------
                                                               (In millions of dollars)

  Asbestos litigation claims                $     876       $        -    $     847        $       -
  Other employee benefits                         152               -           146                -
  Pension plans                                   155              61            15               21
  Depreciation                                      -             303             -              303
  Operating loss carryforwards                    325               -           290                -
  State and local taxes                             -              58             -               52
  Other                                           521             338           492              252
                                            ---------        --------     ---------         --------
    Subtotal                                    2,029             760         1,790              628
  Valuation allowances                             (81)               -         (81)               -
                                            -----------     -----------   ----------       ------------
  Total deferred taxes                      $   1,948       $     760     $   1,709        $     628
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

In 2001, 2000 and 1999, the Company also sold certain accounts receivable of certain European operations. At December 31, 2001 and 2000, $22 million and $21 million had been sold, respectively, and the sale was reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheet.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold. Discounts of $1 million, $8 million, and $9 million on receivables sold were recorded as other expenses on the Company's Consolidated Statement of Income (Loss) for the years ended December 31, 2001, 2000 and 1999, respectively.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.   INVENTORIES

Inventories are summarized as follows:

                                                                          2001                2000
                                                                          ----                ----
                                                                          (In millions of dollars)
  Finished goods                                                     $     378           $       397
  Materials and supplies                                                   150                   165
                                                                  ------------          ------------
  FIFO inventory                                                           528                   562
  Less:  reduction to LIFO basis                                           (91)                  (93)
                                                                  -------------        --------------
    Total inventory                                                  $     437           $       469
                                                                  ============           ===========

Approximately $120 million and $300 million of total inventories were valued using the LIFO method at December 31, 2001 and 2000, respectively.

13.   INVESTMENTS IN AFFILIATES

At December 31, 2001 and 2000, the Company's affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, include:

                                                                                           Percent Ownership
                                                                                         2001           2000
                                                                                         ----           ----

      Advanced Glassfiber Yarns, LLC (U. S.)                                               49%           49%
      Alcopor Owens Corning Holding AG                                                      -            40%
      Amiantit Fiberglass Industries, Ltd. (Saudi Arabia)                                   -            30%
      Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)                           49%           49%
        Automotive Composite Solutions (International)                                     26%            -
      Fiberteq LLC (U. S.)                                                                 50%           50%
(a)   Flowtite Argentina  (Argentina)                                                       -           100%
      Flowtite (Botswana) (Proprietary) Limited (Botswana)                                  -            49%
(a)   Flowtite Iberica, S.A. (Spain)                                                        -           100%
      Owens Corning Energy LLC (U. S.)                                                     50%           50%
      Owens Corning (India) Limited (India)                                                49%           49%
(b)   Owens Corning (Nanjing) (China)                                                      90%           50%
      Owens Corning Yapi Merkezi Boru Sanayi VeTicaret A.S. (Turkey)                       50%           50%
(a)   Owens-Corning Eternit Rohre GmbH (Germany)                                            -           100%
      Siam Fiberglass Co., Ltd. (Thailand)                                                  -            17%
      Stamax B.V. (Netherlands)                                                            50%           50%
      Stamax NA LLC (U. S.)                                                                50%           50%
      Vitro-Fibras, S.A. (Mexico)                                                          40%           40%


(a) Although the Company owned 100% of Flowtite Argentina, Flowtite Iberica and Owens-Corning Eternit Rohre GmbH, it considered its ownership to be temporary and therefore accounted for these entities as unconsolidated affiliates under the equity method.

(b) During 2001, the Company increased its ownership interest in Owens Corning (Nanjing) to 90% and has consolidated this subsidiary.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.   INVESTMENTS IN AFFILIATES (continued)

The following table provides summarized financial information on a combined 100% basis for the Company's affiliates accounted for under the equity method:

                                                                   2001               2000              1999
                                                                   ----               ----              ----
                                                                             (In millions of dollars)
At December 31:

  Current assets                                                  $114               $266               $239
  Noncurrent assets                                                 528               827                623
  Current liabilities                                                 98              188                171
  Noncurrent liabilities                                            457               706                514

For the year ended December 31:

  Net sales                                                          369              699                477
  Gross margin                                                       116              172                138
  Net income                                                           18              22                  7

The Company's equity in undistributed earnings of affiliates was $6 million at December 31, 2001.

Net sales, gross margin, and net income for the year ended December 31, 2000, have been presented on a full year basis for Alcopor Owens Corning Holding AG.
The Company's former European building materials business is included in the consolidated financial statements through the period ending May 31, 2000 (Note
6).

14.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                      2001              2000
                                                                                 --------------    -------------
                                                                                     (In millions of dollars)

     Accounts payable                                                            $         362               $235
     Payroll and vacation pay                                                              144                 48
     Payroll, property, and miscellaneous taxes                                             46                 30
     Other employee benefits liability (Note 8)                                             30                 29
     Restructure costs (Note 5)                                                             16                 24
     Other                                                                                 142                125
                                                                                 --------------              ------
          Total                                                                  $         740               $491
                                                                                 ==============              ======

15.   CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:

                                                                  2001              2000               1999
                                                             -----------         ---------         ----------
                                                                          (In millions of dollars)

     Income taxes                                            $      (22)         $    (26)         $     (77)
     Cost of borrowed funds (Note 3)                                  8               154                154

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.   CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

As a result of the Filing (see Note 1), contractual interest expense has not been paid on pre-petition debt of the Debtors since the Petition Date.

During the years ended December 31, 2000 and 1999, gross payments for asbestos litigation claims filed against Fibreboard were approximately $820 million and $136 million, respectively, all of which were paid/reimbursed by Fibreboard's insurers or the Fibreboard Settlement Trust.

16.   LEASES

The Company leases certain equipment and facilities under operating leases, some of which include cost escalation clauses, expiring on various dates through 2015. Total rental expense charged to operations was $124 million in 2001, $185 million in 2000, and $143 million in 1999. At December 31, 2001, the minimum future rental commitments under noncancellable leases with initial maturities greater than one year payable over the remaining lives of the leases are:

                                                             Minimum Future
                                Period                     Rental Commitments
                                ------                     ------------------
                                                        (In millions of dollars)

                                 2002                               $     112
                                 2003                                      88
                                 2004                                      56
                                 2005                                      41
                                 2006                                      28
                           2007 through 2015                              127
                                                                   ----------
                                                                    $     452
                                                                   ==========

Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be accepted or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections as to leases of real property through June 4, 2002, and may grant further extensions.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   STOCK COMPENSATION PLANS

The Company currently has three stock-based compensation plans. The Company's Stock Performance Incentive Plan ("SPIP") grants stock options, restricted stock, performance restricted stock and phantom performance units. The Owens Corning 1995 Stock Plan ("95 Stock Plan") grants options, restricted stock and performance stock awards. The SPIP and the 95 Stock Plan (collectively, the "Plans") permit up to 2 percent and 1 percent, respectively, of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, independently for each plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year's allocation (determined by using 25% of the current year's allocation). These shares are also subject to the 25% limit for restricted stock awards. During 2001, the maximum number of shares available under the Plans for stock awards was 2,345,348 shares. The following are descriptions of the awards granted under the Plans:

Stock Options
-------------

    Under the Plans, the exercise prices of each option equal the market price of the Company's common stock on the date of grant and an option's maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the compensation committee of the Board of Directors. No stock options were awarded in 2001. During 2000 and 1999, respectively, 1,531,244 and 1,930,292 stock options were awarded under the Plans.

Restricted Stock Awards
-----------------------

    Under the Plans, compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions lapse, subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2006. At December 31, 2001, the Company had 220,978 shares of restricted stock outstanding. There were no restricted stock grants in 2001. During 2000 and 1999, 11,000, and 284,500 shares of restricted stock were granted, respectively. The weighted-average grant-date fair value for shares granted was $15.37 and $34.81 for 2000 and 1999, respectively.

Performance Restricted Stock Awards
-----------------------------------

    Under the Plans, certain officers are awarded performance shares. Performance shares represent the opportunity to earn up to a specified number of shares of the Company's common stock, if the Company achieves specified performance goals during the designated performance period. Any portion of the award not earned during the performance period is forfeited by the officer at the end of such period. Compensation expense is measured based on market price of the Company's common stock and is recognized over the performance period, which is generally three years. At December 31, 2001, the Company had no performance units outstanding and none were granted during 2001, 2000 and 1999.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   STOCK COMPENSATION PLANS (continued)

Phantom Performance Units
-------------------------

    Under the Plans, certain officers are awarded phantom performance units. Each unit provides the holder the opportunity to earn a cash award equal to the fair market value of the Company's common stock upon the attainment of certain performance goals. Any portion of the award not earned during the performance period is forfeited by the officer at the end of such period. Compensation expense is measured based on market price of the Company's common stock and is recognized over the performance period, which is generally three years. At December 31, 2001, the Company had no phantom performance units outstanding and none were granted during 2001, 2000 and 1999.

Performance Stock Awards
------------------------

    Under the Plans, certain employees are awarded unrestricted stock based upon achievement of certain goals within a designated performance period. Compensation cost for these awards is accrued over the performance period based upon a base compensation level and the performance level achieved. Stock awards are issued in the year subsequent to the performance period. The number of shares issued is based upon the market price of the stock on date of issuance and the level of compensation earned. No performance stock awards were issued in 2001. In 2000 and 1999, respectively, 638,541 and 267,711 shares were issued to employees.

The Company also has a plan to award stock and stock options to non-employee directors. The receipt of the stock awards may be deferred at the discretion of the directors. Approximately 349,000 shares were available under this plan at December 31, 2001. As of December 31, 2001, 24,259 deferred awards were outstanding. In 2001 and 2000, there were no options issued, however, 4,500 stock awards were granted and issued in 2001. In 2000, 5,000 stock awards were granted, 1,000 of which were issued. In 1999, 10,000 options and 5,000 stock awards were granted, 500 of which were issued. The weighted-average grant-date fair value for shares granted in 2001, 2000 and 1999 was $2.24, $17.97 and $36.53, respectively.

The Company applies Financial Accounting Standards Board Statement No. 123 (SFAS
123) for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123. All stock options issued by the Company are exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost has been recognized for any of the options granted under the Plans. The compensation cost that has been recorded for awards other than options was $0.3 million in 2001, $1 million in 2000 and $21 million in 1999.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   STOCK COMPENSATION PLANS (continued)

A summary of the status of the Company's plans that issue options as of December 31, 2001, 2000, and 1999 and changes during the years ending on those dates is presented below:

                                            2001                        2000                         1999
                                            ----                        ----                         ----

                                             Weighted-                   Weighted-                    Weighted-
                             Number          Average      Number         Average       Number         Average
                             of              Exercise     of             Exercise      of             Exercise
                             Shares          Price        Shares         Price         Shares         Price
                             ------          -----        ------         -----         ------         -----

Beginning of year               8,130,529    $   32.98       7,720,367   $   36.29     6,095,968      $   36.72

Options granted                         -    $         -     1,531,244   $   15.37     1,940,292      $   34.81

Options exercised                       -    $         -          (183)  $   15.37         (79,850)   $   28.66

Options canceled               (924,129)     $   30.92    (1,120,899)    $   31.68        (236,043)   $   38.02
                             -----------                  -----------                  ------------


End of year                     7,206,400    $   33.27       8,130,529   $   32.98     7,720,367      $   36.29
                                =========                    =========                 =========


Exercisable                     5,145,431    $   36.46       4,903,779   $   37.42     4,426,982      $    37.22

Weighted-average
fair-value of options
granted during the
year                                         $       -                   $     7.03                   $    12.14

The following table summarizes information about options outstanding at December 31, 2001:

                                        Options Outstanding                             Options Exercisable
                        -------------------------------------------------        -------------------------------
                           Number                 Weighted-Average                 Number        Weighted-
    Range of             Outstanding          Remaining          Exercise        Exercisable      Average
Exercise Prices          at 12/31/01      Contractual Life         Price         at 12/31/01     Exercise Price
---------------          -----------      ----------------    -----------        -----------     --------------

$14.187 - $28.437        1,986,337              6.81          $20.307               978,300        $25.392
$29.875 - $34.812        2,105,839              5.06          $33.691             1,055,240        $32.576
$34.875 - $40.500        1,525,843              3.46          $38.448             1,523,510        $38.448
$40.687 - $45.000        1,419,387              3.92          $43.765             1,419,387        $43.765
$45.500 - $45.500          168,994              4.26          $45.500               168,994        $45.500

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   STOCK COMPENSATION PLANS (continued)

The fair value of each option granted in 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions shown below. No options were granted in 2001.

               Assumptions                             2000           1999
         ----------------------                  ---------------------------

         Risk-free interest rate                     6.50%             4.79%
         Expected life (in years)                        5                5
         Expected volatility                        40.72%            32.44%
         Expected dividends                           .00%              .61%


Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                 2001         2000         1999
                                                               ---------    ---------   --------
                                                           (In millions of dollars, except share data)

    Net income (loss)                    As reported          $       39     $    (478)   $    270
                                         Pro forma            $       33     $    (487)   $    260

    Basic net income                     As reported          $     0.72     $   (8.71)   $   4.98
       (loss) per share                  Pro forma            $     0.60     $   (8.88)   $   4.80

    Diluted net income                   As reported          $     0.66     $   (8.71)   $   4.67
        (loss) per share                 Pro forma            $     0.55     $   (8.88)   $   4.50

The following table reconciles the net income (loss) and weighted average number of shares used in the basic earnings per share calculation to the net income
(loss) and weighted average number of shares used to compute diluted earnings per share.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.   STOCK COMPENSATION PLANS (continued)

                                                                              2001              2000            1999
                                                                              ----              ----            ----
                                                                          (In millions of dollars, except share data)

Net income (loss) used for basic earnings per share                         $    39         $   (478)     $      270

Net income effect of assumed conversion of
   preferred securities                                                           -                -               8
                                                                            ---------       ---------     ----------

Net income (loss) used for diluted earnings per share                       $     39        $   (478)     $      278
                                                                            =========       =========     ==========
Weighted-average number of shares outstanding
   used for basic earnings per share (thousands)                               55,056         54,816          54,083

     Non-vested restricted shares (thousands)                                     299              -             614

     Deferred awards (thousands)                                                   24              -             189

     Shares from assumed conversion of
        preferred securities (thousands)(see Note 7)                            4,566              -           4,566
                                                                            ---------       --------      ----------

Weighted-average number of shares outstanding and
   common equivalent shares used for diluted earnings
   per share (thousands)                                                       59,945         54,816          59,452
                                                                               ======         ======          ======

Due to their anti-dilutive effect, diluted shares outstanding during 2000 excluded approximately 4.6 million common shares from the potential conversion of preferred securities (see Note 7) and approximately 500 thousand non-vested restricted shares and deferred awards.

18.      DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
         INSTRUMENTS

The Company is a party to financial instruments in the normal course of business to reduce exposure to fluctuating foreign currency exchange rates, interest rates, and commodity prices. The Company is exposed to credit loss in the event of nonperformance by the other parties to the financial instruments described below. However, the Company does not anticipate nonperformance by the other parties. The Company does not engage in trading activities with these financial instruments and does not generally require collateral or other security to support these financial instruments. The amounts of derivatives summarized in the foreign currency exchange risk and interest rate risk management section below do not generally represent the amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged were calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, financial, or other indices.

Foreign Currency Exchange Risk and Interest Rate Risk Management
----------------------------------------------------------------

The Company enters into various types of derivative financial instruments to manage its foreign currency exchange risk and interest rate risk, as indicated in the following table.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
     INSTRUMENTS (continued)

                                                     Notional Amount         Notional Amount
                                                    December 31, 2001       December 31, 2000
                                                    -----------------       -----------------
                                                            (In millions of dollars)
     Forward currency exchange contracts                    $ 30                     $ 9
     Interest rate swaps                                      19                      18


     Commodity future contract                       540,000 MMBTU                     -
                                                        per month

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. As of December 31, 2001, the Company has 2 forward currency exchange contracts maturing in 2002 that exchange 75 million Norwegian krone and approximately 14 million euros. As of December 31, 2000, the Company had 3 forward currency exchange contracts that exchanged less than 1 million euros, approximately 1 million U.S. dollars, and less than 1 million British pounds. Through December 31, 2000, gains and losses on these foreign currency hedges were included in the carrying amount of the related assets and liabilities. These transactions are considered a natural hedge as the gain or loss on the hedge offsets the gain or loss from currency value fluctuations. The Company has elected not to apply hedge accounting in 2001, but rather mark the contracts to market through the statement of income, the effect of which was not material during 2001.

During 2001 and 2000, the Company also entered into a foreign currency exchange contract to reduce its exposure to certain U.S. dollar denominated debt instruments in China. The 2001 contract, which matures in 2002, will exchange approximately 82 million Chinese renminbi against approximately 10 million U.S. dollars. The 2000 contract, which matured in 2001, exchanged approximately 66 million Chinese renminbi against approximately 8 million U.S. dollars. These transactions are considered a natural hedge as the gain or loss on the hedge offsets the gain or loss from currency value fluctuations. The Company has elected not to apply hedge accounting, but rather mark the contract to market through the statement of income, the effect of which was not material during 2001.

During 2001, the Company invested excess cash in South America in Brazilian certificates of deposit, treasury bonds and debentures. At the same time these investments are made, the Brazilian real are swapped into U.S. dollars at a U.S. dollar interest rate with perfectly matching investment amounts and maturity dates. The purpose of this hedge is to reduce the impact of changes in the Brazilian real and U.S. dollar exchange rates. At December 31, 2001, there were 18 such cross-currency interest rate swaps outstanding at a notional amount of $19 million U.S. dollars. At December 31, 2000, there were 17 such cross-currency interest rate swaps outstanding at a notional amount of $18 million U.S. dollars.

During 2001, the Company entered into a swap agreement for approximately 5 million MMBTU's of natural gas to hedge its exposure to fluctuating commodity prices. The swap is a cash flow hedge and is recorded in other comprehensive income (loss), except to the extent of inefficiencies which are recorded as other income in the statement of income. At December 31, 2001, accumulated other comprehensive income (loss) related to the swap was a loss of approximately $2 million and the inefficiency recorded as other income (loss) was not material.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
     INSTRUMENTS (continued)

Other Financial Instruments with Off-Balance-Sheet Risk
-------------------------------------------------------

As of December 31, 2001 and 2000, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $38 million and $35 million, respectively. As of December 31, 2001, approximately $34 million of such indebtedness was alleged to be in default as a result of the Filing. The affiliate that owed approximately $19 million of such indebtedness is in negotiations with its lenders and other parties, including Owens Corning, concerning the status of this indebtedness. Depending on the outcome of such negotiations, it is possible that the lender will attempt to enforce the related guarantee against Owens Corning. Any such claim would constitute a liability subject to compromise, since the claim would relate to a pre-petition obligation of Owens Corning, and may give rise to a loss of up to the full amount of the claim. Subject to the foregoing uncertainties, the Company is of the opinion that its other unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.


Concentrations of Credit Risk
-----------------------------

As of December 31, 2001 and 2000, the Company has no significant group concentrations of credit risk.

Fair Value of Financial Instruments
-----------------------------------

The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

        Cash and short-term financial instruments
        -----------------------------------------

        The carrying amount approximates fair value due to the short maturity of these instruments.

        Restricted cash, securities and other - Fibreboard
        --------------------------------------------------

        The fair values of cash and marketable securities in the Fibreboard Settlement Trust have been estimated by traded market values or by obtaining quotes from brokers.

        Long-term notes receivable
        --------------------------

        The fair value has been estimated using the expected future cash flows discounted at market interest rates.

        Long-term debt
        --------------

        The fair value of the Company's long-term debt, which is not subject to compromise, has been estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The Company is unable to estimate the fair value of long-term debt of the Debtors which is subject to compromise at December 31, 2001, due to the uncertainties associated with the Filing.

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

Forward currency exchange contracts, option contracts, and financial guarantees
-------------------------------------------------------------------------------

The fair values of forward currency exchange contracts, option contracts, and financial guarantees are based on the estimated cost to acquire similar agreements or on the estimated cost to terminate these agreements or otherwise settle the obligations with the counter parties at the reporting date.

The estimated fair values of the Company's financial instruments as of December 31, 2001, and 2000, which have fair values different than their carrying amounts, are as follows:

                                                                  2001                    2000
                                                                  ----                    ----
                                                        Carrying         Fair         Carrying         Fair
                                                         Amount          Value        Amount           Value
                                                         ------          ------       -------          -----
                                                                        (In millions of dollars)
Assets
------

  Long-term notes receivable                             $   26          $  26         $   24          $   24

Liabilities
-----------

  Long-term debt                                              5              5              7               7


The Company's estimates of fair value approximate carrying value for all derivative financial instruments.

As of December 31, 2001 and 2000, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

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

Non-NSP Claims
--------------

As of the Petition Date, approximately 36,000 asbestos personal injury claims were pending against Owens-Corning outside the NSP. This compares to approximately 25,300 such claims pending on December 31, 1999. The information needed for a critical evaluation of pending claims, including the nature and severity of disease and definitive identifying information concerning claimants, typically becomes available only through the discovery process or as a result of settlement negotiations, which often occur years after particular claims are filed. As a result, Owens Corning has limited information about many of such claims, and the actual number of pending claims may vary from the numbers indicated.

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

Asbestos-Related Payments
-------------------------

As a result of the Filing, Owens Corning has not made any asbestos-related payments since the Petition Date except for approximately $14 million paid on its behalf by third parties pursuant to appeal bonds issued prior to the Petition Date. During 1999 and 2000 (prior to the Petition Date), Owens Corning (excluding Fibreboard) made asbestos-related payments falling within four major categories: (1) Settlements in respect of verdicts incurred or claims resolved prior to the implementation of the NSP ("Pre-NSP Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and
(4) Defense, claims processing and administrative expenses, as follows:

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
                                                                          =======                =======

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At December 31, 2001, approximately $113 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets (under the caption "Restricted cash - asbestos and insurance related") and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below).

At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will be under the terms of any plan or plans of reorganization. However, in 2001, the holder of approximately $49 million of Undistributed Administrative Deposits for Owens Corning (and approximately $28 million of similar Undistributed Administrative Deposits for Fibreboard) filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds to the escrow beneficiaries. At a February 25, 2002 hearing on this motion, the Bankruptcy Court ruled that escrow beneficiaries that had received both written notice of approval for payment and an initial payment from the escrow deposits prior to the Petition Date would be entitled to receive their remaining payments from the principal of the escrow deposits, with the balance of the deposits, if any, plus any investment proceeds to be returned to Owens Corning (or Fibreboard). The ruling is subject to entry of a final order by the Bankruptcy Court and appeal by any of the parties in interest.

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

Despite the strong bipartisan support for both bills, the apparent movement of the Federal budget from surplus to deficit is expected to adversely impact the chances for passage of tax bills such as HR 1412 and S 1048. Consequently, there can be no assurance that any such legislation ultimately will be enacted. Moreover, as a result of the Filing, there is uncertainty regarding the impact of the proposed tax legislation on the Debtors' respective estates even if such legislation were enacted.

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

In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same tobacco companies. In August 2001, the defendants filed motions to dismiss Owens Corning's and Fibreboard's claims on the basis of the decision in the Mississippi lawsuit as well as California law. As the result of a hearing on these motions on November 20, 2001, the California court denied the motion to dismiss Fibreboard's claims on the basis of the decision in the Mississippi lawsuit and otherwise stayed the proceeding pending the outcome of the Mississippi suit.

Insurance
---------

As previously reported, late in the second quarter of 2001, Owens Corning entered into a settlement agreement with one of its excess insurance carriers, resolving a dispute concerning coverage from such insurer for non-products asbestos-related personal injury claims. As a result, during the third quarter of 2001, the carrier funded $55 million into an escrow account to be released in conjunction with implementation of an approved plan of reorganization, and the Company's recorded insurance asset was reduced. The escrowed funds plus earnings are reflected on Owens Corning's consolidated balance sheet as restricted assets, under the category "Restricted cash - asbestos and insurance related." During the third and fourth quarters of 2001, Owens Corning also received payments of approximately $5 million and $2 million, respectively, in respect of previous settlements with bankrupt insurance carriers. These amounts were recorded in income in the relevant periods.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   CONTINGENT LIABILITIES (continued)

As of December 31, 2001, Owens Corning's financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

As of December 31, 2001, a reserve of approximately $2.2 billion in respect of Owens Corning's asbestos-related liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Reserve for asbestos litigation claims."

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


19.   CONTINGENT LIABILITIES (continued)

Additional uncertainties raised by the Chapter 11 Cases include the following:

- The impact, if any, the Administrative Consolidation will have on the timing, outcome or other aspects of the Chapter 11 Cases.

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

Ultimately, Owens Corning's (and Fibreboard's) total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in Owens Corning's pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

At December 31, 2001, as a result of the Filing and the uncertainties referred to above, the approximate balances of the components of Owens Corning's asbestos-related reserve were:

                                                                                         Balance
                                                                                         -------
                                                                                 (In billions of dollars)

Unpaid Final Settlements (NSP and other)                                                $    0.60
Other Pending and Future Claims                                                              1.60

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

Since 1993, Continental and Pacific paid, either directly or through an escrow account funded by them, for substantially all settlements of asbestos claims reached prior to the initiation of the NSP. Under the Insurance Settlement, Continental and Pacific provided $1,873 million during the fourth quarter of 1999 to fund costs of resolving pending and future Fibreboard asbestos-related liabilities, whether under the NSP, in the tort system, or otherwise.

As of December 31, 2001, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1,151 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $133 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   CONTINGENT LIABILITIES (continued)

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. At December 31, 2001, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other - Fibreboard." See Note 20 for additional information concerning the Fibreboard Settlement Trust.

At this time, Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims (see Item A) will be under the terms of any plan or plans of reorganization.

Asbestos-Related Payments
-------------------------

As a result of the Filing, Fibreboard has not made any asbestos-related payments since the Petition Date. During 2000 (prior to the Petition Date), gross payments for asbestos-related claims against Fibreboard, all of which were paid/reimbursed by the Fibreboard Settlement Trust, fell within four major categories, as follows:

                                                                                   (In millions of dollars)
                                                                                2000 (through October 4, 2000)
                                                                                ------------------------------

     Pre-NSP Settlements                                                                   $     29
     NSP Settlements                                                                            705
     Non-NSP Settlements                                                                         41
     Defense, Claims Processing and  Administrative Expenses                                     45
                                                                                          ---------
                                                                                            $   820
                                                                                          =========


The payments for NSP Settlements include Administrative Deposits during the reporting period in respect of Fibreboard claims.

Reserve
-------

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As of December 31, 2001, a reserve of approximately $1.3 billion in respect of these liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities (see Note 20).

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

As noted in Item A above as to Owens Corning, the estimate of Fibreboard's liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing, including those set forth in Item A above. In addition, as noted above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization.

At December 31, 2001, as a result of the Filing and the uncertainties referred to above, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

                                                                                       Balance
                                                                                       -------
                                                                               (In billions of dollars)

Unpaid Final Settlements (NSP and other)                                               $  0.40
Other Pending and Future Claims                                                           0.90

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

- The "Other Pending and Future Claims" component represented the estimated cost of resolving (i) asbestos personal injury claims pending against Fibreboard which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.   CONTINGENT LIABILITIES (continued)

     Fibreboard which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Fibreboard made after the Petition Date. This component also included the residual obligation to charity under the Fibreboard Settlement Trust (see Note 20).

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

Non-Asbestos Liabilities
------------------------

Securities Litigation
---------------------

On or about April 30, 2001, certain of the Company's current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs' purchases. The defendants filed a motion to dismiss the action on November 20, 2001. The Company believes that the claim is without merit.

Tax Claim
---------

Owens Corning's federal income tax returns typically are audited by the Internal Revenue Service ("IRS") in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to the Filing, the IRS also accelerated and completed the audit for the years ended 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS is asserting claims for approximately $390 million in income taxes plus interest of approximately $175 million.

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

20.   FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 19, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of December 31, 2001, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the "Trust"). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses. While there can be no assurance that the proposed Asbestos Tax Fairness Bill discussed in Note 19, Item A, will be enacted by Congress, such legislation would benefit the Trust during the pendency of the Chapter 11 proceedings by eliminating the tax on income, thereby enlarging the corpus of the Trust through tax-free income accumulation.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will be under the terms of any plan or plans of reorganization.

General Accounting Treatment
----------------------------

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. At December 31, 2001, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other - Fibreboard." Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 19, Part B). As of December 31, 2001, these liabilities were one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases. At December 31, 2001, the Consolidated Financial Statements reflect Fibreboard's liabilities for asbestos litigation claims at $1.213 billion, with a residual obligation to charity of $71 million.

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

Results for the Period Ending December 31, 2001 and 2000
--------------------------------------------------------

During 2001 and 2000, respectively, Trust Assets generated interest/dividend earnings of approximately $55 million and $71 million, which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. This income, however, has been offset by an equal charge to other expense, which represents the increase in the residual liability to charity.

Payments for asbestos litigation claims from the Trust during 2000 were approximately $820 million. As a result of the Filing, there were no payments from the Trust during 2001. However, approximately $12 million was paid for taxes related to earnings of the Trust. Such payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities during 2001 and 2000 resulted in a realized gain of $4 million and $2 million, respectively. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At December 31, 2001 and 2000, the fair market value adjustment for those securities designated as available for sale resulted in an unrealized gain of less than $1 million and approximately $1 million, respectively. These amounts have been reflected in the Company's consolidated balance sheet as a change to the carrying amount of the asset and to other comprehensive income. These amounts have also been reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

At December 31, 2001, the fair value of Trust Assets was $1.284 billion, which was comprised of $1.169 billion of marketable securities, $18 million of outstanding payables and $133 million of restricted cash, which represents undistributed administrative deposits. These marketable securities have been classified as noncurrent assets.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.   FIBREBOARD SETTLEMENT TRUST (continued)

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at December 31, 2001, are as follows:

                                                           Gross              Gross
                                         Amortized       Unrealized        Unrealized
                                           Cost             Gain              Loss           Fair Value
                                           ----             ----              ----           ----------
                                                            (In millions of dollars)

Municipal Bonds                           $ 1,150       $       -           $      -         $  1,150
Mutual Funds                                   19               -                  -               19
                                       ----------      ----------          ---------       -----------

Total                                     $ 1,169       $       -           $      -         $  1,169
                                          =======       =========           ========         ========

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at December 31, 2000, are as follows:

                                                           Gross              Gross
                                         Amortized       Unrealized        Unrealized
                                           Cost             Gain              Loss           Fair Value
                                           ----             ----              ----           ----------
                                                            (In millions of dollars)

Corporate Bonds                         $     148       $       -         $        -         $    148
Corporate Notes                               449               1                  -              450
Municipal Bonds                               284               -                  -              284
Mutual Funds                                  116               -                  -              116
Time Deposits                                  37               -                  -               37
US Government Bonds                            57               -                  -               57
                                       -----------      ---------        -----------        ---------

Total                                    $  1,091        $      1         $        -          $ 1,092
                                         ========        ========         ==========          =======


Maturities of investment securities classified as available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                          2001                               2000
                                                          ----                               ----
                                               Amortized                           Amortized
                                                  Cost           Fair Value          Cost          Fair Value
                                                  ----           ----------          ----          ----------

Due within one year                              $   91           $    91            $ 656            $ 656
Due after one year through five years               679               679                2                2
Due after five years through ten years              171               171               51               51
Due after ten years                                 228               228              382              383
                                                 ---------       ---------        ---------        ---------

Total                                            $1,169           $ 1,169          $ 1,091          $ 1,092
                                                 =========       =========          =======          =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the year ended December 31, 2001:

                                                                                  Net
                                                      Interest  Unrealized     Purchases  Realized
                                            Balance      and       Gain/           of      Gain/                           Balance
                                            12/31/00  Dividends   (Loss)       Securities  (Loss)      Other    Payments   12/31/01
                                            --------  ---------   ------       ----------  ------      -----    --------   --------
Assets
------                                                                        (In millions of dollars)

Cash (payable for purchase of securities)   $    12   $     -     $      -     $   (30)    $   -     $     -    $   -      $   (18)
Restricted Cash                                 170         -            -           -         -         (37)       -          133
Marketable Securities:
  Available for Sale                          1,092        55            -          30         4           -      (12)       1,169
                                            -------   ---------   ----------   ---------   -------   -------    -------    -------

Total Assets                                $ 1,274   $    55     $      -     $     -     $   4     $   (37)   $ (12)     $ 1,284
                                            =======   =========   ==========   =========   =======   =======    =======    =======

Liabilities
-----------
Asbestos Litigation Claims                  $ 1,250   $     -     $      -     $     -     $   -     $   (37)   $   -      $ 1,213
Charity                                          24        55            -           -         4           -      (12)          71
                                            -------   ---------   ----------   ---------   -------   -------    -------    -------

Total  Liabilities                          $ 1,274   $    55     $      -     $     -     $   4     $   (37)   $ (12)     $ 1,284
                                            =======   =========   ==========   =========   =======   =======    =======    =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust activity for the year ended December 31, 2000:

                                        Interest  Unrealized Net Sales    Realized
                             Balance       and      Gain/      of          Gain/                                           Balance
                             12/31/99   Dividends  (Loss)   Securities    (Loss)    Adjustments     Other    Payments      12/31/00
                             --------   ---------  ------   ----------    ------    -----------     -----    --------      --------
                                                                  (In millions of dollars)
Assets
------
Cash                          $    -      $  -      $ -       $ 832        $  -        $  -         $   -     $(820)         $   12
Restricted Cash                    -         -        -           -           -           -           170         -             170
Marketable Securities:
  Available for Sale          $1,838      $ 71      $ 1       $(832)          2           -            12         -          $1,092
                              ------      ----      ----      ------       -----       -----        ------    ------         ------
Total Assets                  $1,838      $ 71      $ 1       $   -        $  2        $  -         $ 182     $(820)         $1,274
                              ======      ====      ====      ======       =====       =====        ======    ======         ======

Liabilities
-----------
Asbestos Litigation Claims    $1,750      $  -      $ -       $   -        $  -        $ 150        $  170    $(820)         $1,250
Charity                       $   88      $ 71      $ 1           -           2         (150)           12        -          $   24
                              ------      ----      ----      -----        -----       -----        ------    ------         ------
Total Liabilities             $1,838      $ 71      $ 1       $   -        $  2        $   -        $  182    $(820)         $1,274
                              ======      ====      ====      =====        =====       =====        ======    ======         ======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.   QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                                                   Quarter
                                                     -------------------------------------------------------------
                                                        First            Second            Third            Fourth
                                                       -------          --------          -------          --------
                                                                (In millions of dollars, except share data)
2001
----

Net sales                                          $ 1,067           $  1,239         $  1,291           $  1,165

Cost of sales                                            896             1,014            1,046                 982
                                                   ---------         ---------        ---------          ----------

Gross margin                                       $    171          $     225        $     245          $     183
                                                   ========          =========        =========          =========

Tax Provision (credit)                             $      (5)        $       25         $      26        $       11
                                                   ==========        ==========         =========        ==========

Net income (loss)                                  $    (10)         $       29         $      27        $      (7)
                                                   =========         ==========         =========        ==========
Net income (loss) per share:

       Basic net income (loss) per share           $   (.19)         $      .53         $    .50           $   (.12)
                                                   =========         ==========         =========         ==========
       Diluted net income (loss) per share         $   (.19)         $      .49         $    .46           $   (.12)
                                                   =========         ==========         =========         ==========


                                                                                  Quarter
                                                     -------------------------------------------------------------
                                                        First            Second            Third            Fourth
                                                       -------          --------          -------          --------
                                                                (In millions of dollars, except share data)
2000
----

Net sales                                          $    1,257        $   1,295         $    1,281        $   1,107

Cost of sales                                             972              996              1,036            1,010
                                                   ----------        ---------         ----------        ---------

Gross margin                                       $      285        $     299         $      245        $      97
                                                   ==========        =========         ==========        =========

Tax Provision (credit)                             $       13        $    (267)        $       10        $     (68)
                                                   ==========        ==========        ==========        ==========

Net income (loss)                                  $       48        $    (425)        $       14        $    (115)
                                                   ==========        ==========        ==========        ==========
Net income (loss) per share:

       Basic net income (loss) per share           $      .88        $   (7.76)        $      .25        $  (2.08)
                                                   ==========        ==========        ==========        =========
       Diluted net income (loss) per share         $      .84        $   (7.76)        $      .25        $  (2.08)
                                                   ==========        ==========        ==========        =========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.   ACCOUNTING PRONOUNCEMENTS

Business Combinations - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", the provisions of which apply to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for under the purchase method. In addition, this statement requires the separate recognition of certain intangible assets.

Goodwill and Other Intangibles - The FASB has issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. Goodwill acquired prior to June 30, 2001 will be affected upon adoption, requiring the Company to perform an impairment test of its existing goodwill by applying a fair-value test. The Company is currently assessing the potential impact of SFAS No. 142 related to the impairment analysis of goodwill. Based on the steps the Company has taken thus far to prepare for the adoption of SFAS No. 142, it is likely that between $450 and $500 million of the goodwill related to Building Materials Systems will be impaired. As of December 31, 2001, the Company has net unamortized goodwill of $610 million and recognized amortization expense of $18 million, $19 million and $21 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company plans to complete the measurement of the impairment loss in the second quarter of 2002 and will address the tax implications, if any, on this impairment loss at that time.

Asset Retirement Obligations - The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the effects of the adoption to be significant.

Impairment or Disposal of Long-Lived Assets - The FASB has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment of or disposal of long-lived assets. The impact of adoption has not yet been determined.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                     --------------------------------------

Number            Description                                                                            Page
------            -----------                                                                            ----

II                Valuation and Qualifying Accounts and Reserves -
                    for the years ended December 31, 2001, 2000, and 1999.................................117

                         OWENS CORNING AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              Additions
                                                 ---------------------------------
                                  Balance at        Charged to        Charged to                       Balance
                                  Beginning        Costs and          Other                            at End
Classification                    of Period         Expenses          Accounts         Deductions     of Period
--------------                   -----------      ------------      ------------       ----------     ---------
                                                           (In millions of dollars)
FOR THE YEAR ENDED
   DECEMBER 31, 2001:
   Allowance deducted from
     asset to which it applies -
       Doubtful Accounts              $   29         $   11              $ -             $ 11(A)         $  29
   Reserve to which it applies -
       Restructure Costs                  33             21                                29(B)            25(E)


FOR THE YEAR ENDED
   DECEMBER 31, 2000:
   Allowance deducted from
     asset to which it applies -
       Doubtful Accounts              $   26         $    5              $ -             $  2(A)         $  29
   Reserve to which it applies -
       Restructure Costs                  21             23                -               11(B)            33(D)


FOR THE YEAR ENDED
   DECEMBER 31, 1999:
   Allowance deducted from
     asset to which it applies -
       Doubtful Accounts              $   23         $    5              $ -             $  2(A)         $  26
   Reserve to which it applies -
       Restructure Costs                  49              -                -               28(B)            21(C)




Notes:

(A)      Uncollectible accounts written off, net of recoveries.
(B)      Cash payments.
(C)      Includes non-current liabilities of $4 million.
(D)      Includes non-current liabilities of $7 million.
(E)      Includes non-current liaiblities of $15 million.

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

(4)           Instruments Defining the Rights of Security Holders, Including
              Indentures.

              Final Order Under 11 U.S.C. ss.ss. 105, 345(b) and 363 (I) Authorizing (A) Maintenance of Certain Existing Bank Accounts, (B) Continued Use of Existing Business Forms, (C) Use of Modified Cash Management System, and (D) Transfers of Funds to Debtor and Non-Debtor Affiliates; and (II) Waiving Investment and Deposit Requirements of 11 U.S.C. ss. 345(b) (filed herewith).

              Standstill and Waiver Agreement among Owens Corning, certain affiliates of Owens Corning, Credit Suisse First Boston, and certain bank lenders (incorporated herein by reference to Exhibit
              (99) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2001).

              The following documents are incorporated herein by reference to Exhibit (4) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000:

               - Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent.

               - License Agreement, made as of October 1, 1991, between Owens Corning and Owens-Corning Fiberglas Technology Inc. and Amendment thereto, dated as of December 8, 1993.

               - Standstill Agreement, dated as of January 30, 2001, between Owens Corning and Owens-Corning Fiberglas Technology Inc.

               -    License  Agreement,  made  as of  April  27,  1999,  between
                    Owens-Corning   Fiberglas   Technology  Inc.  and  AmeriMark
                    Building Products, Inc. (now Exterior Systems, Inc.).

               -    Standstill Agreement,  dated as of January 30, 2001, between
                    Exterior   Systems,   Inc.   and   Owens-Corning   Fiberglas
                    Technology Inc.

              Indenture, dated as of May 5, 1997, between Owens Corning and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5.1 to Owens Corning's current report on Form 8-K (File No. 1-3660), filed May 14, 1997).

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number                        Document Description
-------                       --------------------

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


(10)          Material Contracts.

              Standstill and Waiver Agreement among Owens Corning, certain affiliates of Owens Corning, Credit Suisse First Boston, and certain bank lenders (incorporated herein by reference to Exhibit
              (99) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2001).

              The following documents are incorporated herein by reference to Exhibit (4) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000:

               - Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent.

               - License Agreement, made as of October 1, 1991, between Owens Corning and Owens-Corning Fiberglas Technology Inc. and Amendment thereto, dated as of December 8, 1993.

               - Standstill Agreement, dated as of January 30, 2001, between Owens Corning and Owens-Corning Fiberglas Technology Inc.

               -    License  Agreement,  made  as of  April  27,  1999,  between
                    Owens-Corning   Fiberglas   Technology  Inc.  and  AmeriMark
                    Building Products, Inc. (now Exterior Systems, Inc.).

               -    Standstill Agreement,  dated as of January 30, 2001, between
                    Exterior   Systems,   Inc.   and   Owens-Corning   Fiberglas
                    Technology Inc.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                        Document Description
-------                       --------------------

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

          *   Director's Charitable Award Program, as amended (filed herewith).

          * Key Management Severance Agreement with David L. Johns (filed herewith).

          * Owens Corning Senior Leader Emergence Incentive Plan (incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 2001).

          * Key Management Severance Agreement with Michael H. Thaman (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000).

          * Owens Corning Key Employee Retention Incentive Plan (incorporated herein by reference to Exhibit (10) to Owens Corning's quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2000).

          * Key Management Severance Agreement with David T. Brown (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1999).

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
                   Executive Officers.

          The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998:

          *    -   Stock Performance Incentive Plan, as amended.

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number                        Document Description
-------                       --------------------

          *    -   Key Management Severance Agreement with Maura Abeln Smith.

          *    -   Letter to Maura Abeln Smith.

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

(11)           Statement re Computation of Per Share Earnings (filed herewith).

(21)           Subsidiaries of Owens Corning (filed herewith).

(23)           Consent of Arthur Andersen LLP (filed herewith).

(99)           Additional Exhibits

               Owens Corning letter to the Securities and Exchange Commission concerning audit representations of Arthur Andersen LLP (filed herewith).

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.