Form 10-Q
period 2002-03-31
OWENS CORNING
filed 2002-05-10
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2002

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

                                Yes / X / No / /

 Shares of common stock, par value $.10 per share, outstanding at March 31, 2002

                                   55,329,036

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (unaudited)

                                                                                          Quarter Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                    2002                2001
                                                                                    ----                ----
                                                                                     (In millions of dollars,
                                                                                        except share data)
NET SALES                                                                     $      1,107        $      1,067
COST OF SALES                                                                          935                 896
                                                                              ------------        ------------
    Gross margin                                                                       172                 171
                                                                              ------------        ------------

OPERATING EXPENSES
  Marketing and administrative expenses                                                127                 127
  Science and technology expenses                                                       10                  10
  Restructure costs (Note 4)                                                             8                   9
  Chapter 11 related reorganization items (Note 1)                                      25                  21
  Other                                                                                 (1)                 21
                                                                              -------------       ------------
     Total operating expenses                                                          169                 188
                                                                              ------------        ------------

INCOME (LOSS) FROM OPERATIONS                                                            3                 (17)

OTHER
  Cost of borrowed funds (Note 1)                                                        4                   4
  Other                                                                                  -                  (4)
                                                                              ------------        -------------

LOSS BEFORE PROVISION (CREDIT) FOR
  INCOME TAXES                                                                          (1)                (17)

Provision (credit) for income taxes                                                      -                  (5)
                                                                              ------------        -------------

LOSS BEFORE MINORITY INTEREST AND
  EQUITY IN NET INCOME (LOSS) OF AFFILIATES                                             (1)                (12)

Minority interest                                                                        -                   -

Equity in net income (loss) of affiliates                                               (5)                  2
                                                                              -------------       ------------

NET LOSS                                                                      $         (6)       $        (10)
                                                                              =============       =============

NET LOSS PER COMMON SHARE
Basic net loss per share                                                      $       (.11)       $       (.19)
                                                                              -------------       -------------
Diluted net loss per share                                                    $       (.11)       $       (.19)
                                                                              -------------       -------------

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)
Basic                                                                                 55.1                55.0
Diluted                                                                               55.1                55.0

                                       The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                    March 31,       December 31,
                                                                                       2002              2001
                                                                                       ----              ----
ASSETS                                                                                (In millions of dollars)
------

CURRENT
Cash and cash equivalents                                                       $           561     $         764
Receivables                                                                                 530               417
Inventories (Note 6)                                                                        435               437
Deferred income taxes                                                                         1                 1
Income tax receivable                                                                        10                 5
Other current assets                                                                         20                25
                                                                                ---------------     -------------

  Total current                                                                           1,557             1,649
                                                                                ---------------     -------------

OTHER
Insurance for asbestos litigation claims (Note 10)                                            4                 4
Restricted cash - asbestos and insurance-related (Note 10)                                  162               169
Restricted cash, securities and other - Fibreboard (Notes 10 and 11)                      1,282             1,284
Deferred income taxes                                                                     1,188             1,187
Goodwill (Note 12)                                                                          612               610
Investments in affiliates                                                                    59                48
Other noncurrent assets                                                                     244               247
                                                                                ---------------     -------------

  Total other                                                                             3,551             3,549
                                                                                ---------------     -------------

PLANT AND EQUIPMENT, at cost
Land                                                                                         66                67
Buildings and leasehold improvements                                                        639               669
Machinery and equipment                                                                   2,854             2,854
Construction in progress                                                                    257               256
                                                                                ---------------     -------------
                                                                                          3,816             3,846

   Less - Accumulated depreciation                                                       (1,996)           (2,003)
                                                                                ----------------    --------------

       Net plant and equipment                                                            1,820             1,843
                                                                                ---------------     -------------

TOTAL ASSETS                                                                    $         6,928     $       7,041
                                                                                ===============     =============

                                       The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (unaudited)

                                                                                March 31,       December 31,
                                                                                  2002             2001
                                                                                  ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                               (In millions of dollars)
------------------------------------

CURRENT
Accounts payable and accrued liabilities                                      $        628     $         740
Short-term debt                                                                         43                43
Long-term debt - current portion                                                        66                66
                                                                              ------------     -------------

   Total current                                                                       737               849
                                                                              ------------     -------------

LONG-TERM DEBT                                                                           4                 5
                                                                              ------------     -------------

OTHER
Other employee benefits liability                                                      344               331
Pension plan liability                                                                 296               291
Other                                                                                  141               141
                                                                              ------------     -------------

  Total other                                                                          781               763
                                                                              ------------     -------------

LIABILITIES SUBJECT TO COMPROMISE (Note 1)                                           6,790             6,804
                                                                              ------------     -------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 9 and 10)

COMPANY-OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT
  DEBENTURES - SUBJECT TO COMPROMISE                                                   200               200
                                                                              ------------     -------------


MINORITY INTEREST                                                                       31                37
                                                                              ------------     -------------

STOCKHOLDERS' EQUITY
Common stock                                                                           697               697
Deficit                                                                             (1,963)           (1,957)
Accumulated other comprehensive loss                                                  (347)             (355)
Other                                                                                   (2)               (2)
                                                                              -------------    --------------

    Total stockholders' equity                                                      (1,615)           (1,617)
                                                                              -------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $      6,928     $       7,041
                                                                              ============     =============

                                       The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                             Quarter Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                        2002              2001
                                                                                        ----              ----
                                                                                       (In millions of dollars)
NET CASH FLOW FROM OPERATIONS
   Net loss                                                                       $         (6)     $        (10)

   Reconciliation of net cash used in operating activities
     Noncash items:
       Provision for depreciation and amortization                                          47                54
       Provision (credit) for deferred income taxes                                         (2)               12
       Other                                                                                16                23
   Increase in receivables                                                                (126)             (127)
   Increase in inventories                                                                   -               (51)
   Increase (decrease) in accounts payable and accrued liabilities                        (119)               28
   Decrease in restricted cash and other - asbestos related (Note 10)                        7                49
   Change in liabilities subject to compromise (Note 1)                                     (4)              (82)
   Other                                                                                    15                31
                                                                                  ------------      ------------
      Net cash flow from operations                                               $       (172)     $        (73)
                                                                                  -------------     -------------

NET CASH FLOW FROM INVESTING

  Additions to plant and equipment                                                $        (39)     $        (42)
  Proceeds from the sale of affiliate or business (Note 5)                                  10                20
  Other                                                                                     (1)                5
                                                                                  -------------     ------------

      Net cash flow from investing                                                $        (30)     $        (17)
                                                                                  -------------     -------------
NET CASH FLOW FROM FINANCING

  Other reductions to long-term debt                                              $         (1)     $         (1)
  Net decrease in short-term debt                                                            -                (2)
  Other                                                                                      1                (1)
                                                                                  ------------      -------------

    Net cash flow from financing                                                  $          -      $         (4)
                                                                                  ------------      -------------

Effect of exchange rate changes on cash                                                     (1)               (2)
                                                                                  -------------     -------------

Net decrease in cash and cash equivalents                                                 (203)              (96)

Cash and cash equivalents at beginning of period                                           764               550
                                                                                  ------------      ------------

Cash and cash equivalents at end of period                                        $        561      $        454
                                                                                  ============      ============

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

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 10 to the Consolidated Financial Statements.

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

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)


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

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. By subsequent action, the Bankruptcy Court has extended such exclusivity period until August 30, 2002, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to October 31, 2002. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

Owens Corning is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted by order

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under such plan or plans and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will be under any such plan or plans with respect to (1) the guaranties issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM, Inc., a Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries ("IPM"), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility" which is now in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., a wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

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

Bar Dates for Filing Claims
---------------------------

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of pre-petition claims against the Debtors must file their claims. Any holder of a claim that was required to file a claim by such date and did not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. Such deadline to file claims does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Because the Debtors have not completed evaluation of the results of the April 15, 2002 bar date and the asbestos bar date has not yet been set, the ultimate number and allowed amount of such claims are not presently known.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

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

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through March 31, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $258 million, of which $36 million relates to the first quarter of 2002 and $50 million relates to the first quarter of 2001.

At March 31, 2002, the Company had $561 million of Cash and Cash Equivalents (of which approximately $38 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"), which currently expires November 15, 2002. There were no borrowings outstanding under the DIP facility at March 31, 2002, however, approximately $42 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

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

Substantially all of the Company's pre-petition debt is now in default due to the Filing. As described below, the accompanying Consolidated Financial Statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise". This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, at the Petition Date the Company recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                        OWENS CORNING AND SUBSIDIARIES
                                 DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS) FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001

                                                                                    2002                   2001
                                                                                    ----                   ----
                                                                                      (In millions of dollars)

NET SALES                                                                          $     973            $       916
COST OF SALES                                                                            849                    794
                                                                                   ---------            -----------
     Gross margin                                                                        124                    122
                                                                                   ---------            -----------

OPERATING EXPENSES
     Marketing and administrative expenses                                               116                    111
     Science and technology expenses                                                       9                      9
     Restructure costs                                                                     6                      3
     Chapter 11 related reorganization items                                              25                     21
     Other (Including interest income from non-Debtors of $14
        million in 2002 and 2001)                                                        (27)                    13
                                                                                   ----------           -----------

        Total operating expenses                                                         129                    157
                                                                                   ---------            -----------

LOSS FROM OPERATIONS                                                                      (5)                   (35)

OTHER
     Cost of borrowed funds                                                                2                      6
     Other                                                                                 -                     (4)
                                                                                   ---------            ------------

LOSS BEFORE CREDIT FOR INCOME TAXES                                                       (7)                   (37)

Credit for income taxes                                                                   (2)                   (12)
                                                                                   ----------           ------------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF AFFILIATES                                   (5)                   (25)

Equity in net income of affiliates                                                        (5)                     2
                                                                                   ----------            ----------

NET LOSS                                                                           $     (10)            $      (23)
                                                                                   ==========            ===========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                              OWENS CORNING AND SUBSIDIARIES
                                            DEBTOR-IN-POSSESSION BALANCE SHEET

                                                                                    March 31,             December 31,
                                                                                       2002                   2001
                                                                                       ----                   ----
                                                                                        (In millions of dollars)
ASSETS
------

CURRENT
     Cash and cash equivalents                                                       $    415               $     605
     Receivables, net                                                                     432                     315
     Receivables - non-debtors                                                            820                     849
     Inventories                                                                          317                     311
     Deferred income taxes                                                                  4                       4
     Income tax receivable                                                                 10                       4
     Other current assets                                                                  19                      25
                                                                                     --------               ---------

           Total current                                                                2,017                   2,113
                                                                                     --------               ---------

OTHER
     Insurance for asbestos litigation claims                                               4                       4
     Restricted cash and other - asbestos related                                         162                     169
     Restricted cash, securities and other - Fibreboard                                 1,282                   1,284
     Deferred income taxes                                                              1,140                   1,143
     Goodwill, net                                                                        514                     513
     Investments in affiliates                                                             25                      29
     Investments in non-debtor subsidiaries                                               757                     758
     Other noncurrent assets                                                              137                     138
                                                                                    ---------               ---------

           Total other                                                                  4,021                   4,038
                                                                                     --------                --------

PLANT AND EQUIPMENT, at cost
     Land                                                                                  40                      41
     Buildings and leasehold improvements                                                 508                     533
     Machinery and equipment                                                            2,219                   2,194
     Construction in progress                                                             222                     217
                                                                                    ---------               ---------
                                                                                        2,989                   2,985

  Less:  Accumulated depreciation                                                      (1,562)                 (1,548)
                                                                                     ---------               ---------

      Net plant and equipment                                                           1,427                   1,437
                                                                                     --------                --------

TOTAL ASSETS                                                                         $  7,465                $  7,588
                                                                                     ========                ========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                            OWENS CORNING AND SUBSIDIARIES
                                           DEBTOR-IN-POSSESSION BALANCE SHEET

                                                                                 March 31,            December 31,
                                                                                    2002                  2001
                                                                                    ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 (In millions of dollars)
------------------------------------

CURRENT
     Accounts payable and accrued liabilities                                   $     496            $        589
     Accounts payable and accrued liabilities - non-debtors                            17                      12
     Long-term debt - current portion                                                   1                       1
                                                                                ---------            ------------

        Total current                                                                 514                     602
                                                                                ---------            ------------

OTHER
  Other employee benefits liability                                                   331                     318
  Pension plan liability                                                              270                     264
  Other                                                                               110                     110
                                                                                ---------            ------------

        Total other                                                                   711                     692
                                                                                ---------            ------------

LIABILITIES SUBJECT TO COMPROMISE                                                   7,521                   7,565

STOCKHOLDERS' EQUITY
  Common stock                                                                        697                     697
  Deficit                                                                          (1,757)                 (1,747)
  Accumulated other comprehensive loss                                               (219)                   (219)
  Other                                                                                (2)                     (2)
                                                                                ----------            ------------

        Total stockholders' equity                                                 (1,281)                 (1,271)
                                                                                ----------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   7,465             $     7,588
                                                                                =========             ===========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                                           OWENS CORNING AND SUBSIDIARIES
                                    DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                                        FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                           2002            2001
                                                                                           ----            ----
                                                                                         (In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net loss                                                                                 $    (10)      $     (23)
  Reconciliation of net cash provided by operating activities
        Noncash items:
            Provision for depreciation and amortization                                        36              38
            Provision (credit) for deferred income taxes                                       (3)             12
            Other                                                                              13              35
        Increase in receivables                                                              (127)           (116)
        Increase in inventories                                                                (6)            (41)
        Increase (decrease) in accounts payable and accrued liabilities                      (104)             50
        Decrease in restricted cash and other - asbestos related                                7              49
        Change in liabilities subject to compromise                                            (4)            (82)
        Other                                                                                  30              29
                                                                                         ---------      ----------

            Net cash flow from operations                                                $   (168)      $     (49)
                                                                                         ---------      ----------

NET CASH FLOW FROM INVESTING

        Additions to plant and equipment                                                 $    (31)      $     (42)
        Proceeds from sale of affiliate or business                                            10               -
        Other                                                                                   -               5
                                                                                         --------       ----------

            Net cash flow from investing                                                 $    (21)      $     (37)
                                                                                         ---------      ----------

NET CASH FLOW FROM FINANCING

        Other                                                                            $     (1)      $      (1)
                                                                                         ---------      ----------
            Net cash flow from financing                                                 $     (1)      $      (1)
                                                                                         ---------      ----------

Net decrease in cash and cash equivalents                                                $   (190)      $     (87)

Cash and cash equivalents at beginning of period                                              605             461
                                                                                         --------       ---------

Cash and cash equivalents at end of period                                               $    415       $     374
                                                                                         ========       =========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)


The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

                                                                                       March 31,          December 31,
                                                                                          2002                2001
                                                                                          ----                ----
                                                                                           (In millions of dollars)

  Accounts payable                                                                      $    197             $    195
  Accrued interest payable                                                                    40                   40
  Accrued liabilities                                                                         36                   36
  Debt                                                                                     2,843                2,843
  Income taxes payable                                                                       202                  209
  Reserve for asbestos litigation claims - Owens Corning                                   2,190                2,197
  Reserve for asbestos litigation claims - Fibreboard                                      1,282                1,284
                                                                                         -------             --------

         Total consolidated                                                                6,790                6,804

         Payables to non-debtors                                                             731                  761
                                                                                         -------             --------

         Total debtor                                                                    $ 7,521             $  7,565
                                                                                         =======             ========

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Income Statements consist of the following for the quarters ended March 31:

                                                                                        2002             2001
                                                                                        ----             ----
                                                                                       (In millions of dollars)

Professional fees                                                                      $    18          $    18
Payroll and compensation                                                                     6                7
Interest income                                                                             (2)              (5)
Other, net                                                                                   3                1
                                                                                       -------          -------

     Total                                                                             $    25          $    21
                                                                                       =======          =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   SEGMENT DATA

During 2002, the Company realigned its internal operating segments. Following this realignment, the Company reviewed its segments in accordance with SFAS No. 131 and concluded that the aggregation of its operating segments into two reportable segments was still appropriate, however, certain components within the segments have changed. Net sales and income from operations have been restated for all periods presented to reflect this change.

The Company has identified two reportable segments and has reported financial information about each of these segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                   2002               2001
NET SALES                                                                          ----               ----
                                                                                  (In millions of dollars)
Reportable  Segments
--------------------

  Building Materials Systems
     United States                                                          $       764         $       693
     Europe                                                                           1                   2
     Canada and other                                                                34                  36
                                                                            -----------         -----------

        Total Building Materials Systems                                    $       799         $       731
                                                                            -----------         -----------

  Composite Solutions
     United States                                                                  191                 193
     Europe                                                                          80                 100
     Canada and other                                                                37                  43
                                                                            -----------         -----------

        Total Composite Solutions                                           $       308                 336
                                                                            -----------         -----------

        Total Reportable Segments                                           $     1,107         $     1,067
                                                                            ===========         ===========

External Customer Sales by Geographic Region
--------------------------------------------

     United States                                                          $       955         $       886
     Europe                                                                          81                 102
     Canada and other                                                                71                  79
                                                                            -----------         -----------

     Net Sales                                                              $     1,107         $     1,067
                                                                            ===========         ===========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

2.   SEGMENT DATA (continued)

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                      ---------
                                                                               2002               2001
INCOME (LOSS) FROM OPERATIONS                                                  ----               ----
                                                                              (In millions of dollars)
Reportable Segments
-------------------

  Building Materials Systems
     United States                                                      $        33       $          20
     Europe                                                                       -                   -
     Canada and other                                                             2                   1
                                                                        -----------         -----------

        Total Building Materials Systems                                         35                  21
                                                                        -----------         -----------

  Composite Solutions
     United States                                                                -                  19
     Europe                                                                      12                  13
     Canada and other                                                             3                   5
                                                                        -----------         -----------

        Total Composite Solutions                                                15                  37
                                                                        -----------         -----------

        Total Reportable Segments                                       $        50        $         58
                                                                        ===========        ============

Geographic Regions
------------------

  United States                                                                  33         $        39
  Europe                                                                         12                  13
  Canada and other                                                                5                   6
                                                                        -----------         -----------

     Total Reportable Segments                                          $        50         $        58
                                                                        ===========         ===========

Reconciliation to Consolidated Loss Before
------------------------------------------
  Provision (Credit) for Income Taxes
  -----------------------------------

  Restructuring and other charges                                               (12)                (42)
  Chapter 11 related reorganization items                                       (25)                (21)
  General corporate expense                                                     (10)                (12)
  Cost of borrowed funds                                                         (4)                 (4)
  Other                                                                           -                   4
                                                                        -----------         -----------

Consolidated Loss Before Provision (Credit)
  for Income Taxes                                                      $        (1)        $       (17)
                                                                        ============        ============

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

In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

4.   RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

First Quarter 2002
------------------

In response to the slowed economy and to the declining margins in the composites business, the Company has continued to assess cost structures of certain businesses and facilities as well as overhead expenditures for the entire company. In addition, certain restructuring programs put into place during 2000 and 2001 continued in the first quarter of 2002 due to the timing of events in these programs. The combination of these continued restructuring programs and the continued assessment of the businesses led to the Company recording approximately $12 million in pretax charges in the first quarter of 2002. These pretax charges were comprised of an $8 million pretax restructure charge and $4 million of pretax other charges. The restructure charge represents severance costs associated with the elimination of approximately 230 positions, primarily in the U.S. The primary groups impacted include manufacturing and administrative personnel. As of March 31, 2002, approximately $1 million has been paid and charged against the reserve. The restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss).

The $4 million in pretax other charges included $2 million in charges associated with the Company's previously announced plan to realign its Newark, Ohio manufacturing facility and various other charges totaling $2 million. The realignment plan for the Newark facility was announced in the third quarter of 2000 and is anticipated to be complete in the second quarter of 2002. As work progresses on the facility, costs are recorded as they are incurred. The $4 million pretax charge was accounted for as a $5 million charge to cost of sales and a $1 million credit to other operating expenses.

2001 Charges
------------

The Company spent a significant amount of time reviewing its cost structures in 2001 as a response to the impact of the weaker economy. This review led to the Company recording approximately $140 million in pretax charges during 2001, comprised of a $26 million pretax restructure charge and $114 million of pretax other charges. The $114 million of pretax other charges was accounted for as a $79 million pretax charge to cost of sales and a $35 million pretax charge to other operating expense. The Company recorded $46 million in the fourth quarter, $35 million in the third quarter, $17 million in the second quarter and $42 million in the first quarter.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

The $26 million charge for restructuring represents $21 million for severance costs associated with the elimination of approximately 460 positions, primarily impacting manufacturing and administrative personnel in the U.S., Canada and the U.K. The remaining $5 million represented a charge for the divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. As of March 31, 2002, approximately $18 million has been paid and charged against this reserve.

The $114 million of other charges included $29 million in costs related to the realignment of the Newark manufacturing facility; $39 million of asset impairments mainly associated with the building materials business, principally to write-down assets to net estimated fair value on a held in use basis in certain manufacturing facilities due to changes in the Company's manufacturing and marketing strategies; $6 million to write down inventory mainly to reflect updated estimates of the net realizable value; $4 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a producer of insulation products in Europe and the United Kingdom, to net realizable value (the sale of the Company's investment in this joint venture was completed in the fourth quarter of 2001); a $2 million pretax loss from assets held for sale which represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis (the sale was completed in February 2001); and various other charges totaling $34 million.

The following table summarizes the status of the liabilities from the 2000, 2001 and 2002 restructure programs described above, including cumulative spending and adjustments and the remaining balance as of March 31, 2002:

                                                                                    Liability at
                                                Original             Total            March 31,
(In millions of dollars)                       Liability           Payments             2002
                                               ---------           --------             ----

Personnel Costs                                  $   45            $   (33)          $      12
Facility and Business Exit Costs                      4                 (3)                  1
                                                 ------            --------          ---------

Total                                            $   49            $   (36)          $      13
                                                 ======            ========          =========

During 1997 and 1998, the Company implemented a restructuring program related to closing manufacturing locations and reducing overhead. As of March 31, 2002, approximately $15 million in reserves remain and are primarily related to ongoing personnel severance costs in Europe.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

5.   DIVESTITURES OF BUSINESSES

During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe with operations mostly in Europe. Net proceeds from the sale were $22 million, of which $20 million was received in the first quarter of 2001, which approximated book value.

During the fourth quarter of 2001, the Company sold its remaining 40% interest in Alcopor Owens Corning, an unconsolidated joint venture. Net proceeds from the divestiture were approximately $23 million, of which approximately $9 million remained in escrow at December 31, 2001 and was received in January 2002.

6.   INVENTORIES

Inventories are summarized as follows:

                                                                       March 31,          December 31,
                                                                         2002                 2001
                                                                         ----                 ----
                                                                          (In millions of dollars)
  Finished goods                                                        $   365              $   378
  Materials and supplies                                                    163                  150
                                                                        -------              -------
  FIFO inventory                                                            528                  528
  Less:  reduction to LIFO basis                                            (93)                 (91)
                                                                        -------              -------
    Total inventory                                                     $   435              $   437
                                                                        =======              =======

Approximately $125 million and $120 million of total inventories were valued using the LIFO method at March 31, 2002 and December 31, 2001, respectively.

7.    COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended March 31, 2002 and 2001 was income of $3 million and a loss of $37 million, respectively. The Company's comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions to record at fair value.

8.    EARNINGS PER SHARE

For the quarters ended March 31, 2002 and 2001, net losses of $6 million and $10 million, respectively, were used for both basic and diluted earnings per share. For the same periods, 55,087 and 55,042, respectively, were used for weighted average number of shares outstanding for both basic and diluted earnings per share.

Due to their anti-dilutive effect, diluted shares outstanding during 2002 and 2001 excluded approximately 4.6 million common shares from the potential conversion of preferred securities and approximately 300 and 400 thousand, respectively, non-vested restricted shares and deferred awards.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

9.   DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to financial instruments in the normal course of business to reduce exposure to fluctuating foreign currency exchange rates, interest rates, and commodity prices. The Company is exposed to credit loss in the event of nonperformance by the other parties to the financial instruments described below. However, the Company does not anticipate nonperformance by the other parties. The Company does not engage in trading activities with these financial instruments and does not generally require collateral or other security to support these financial instruments. The amounts of derivatives summarized in the foreign currency exchange risk and interest rate risk management section below do not generally represent the amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged were calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices or financial indices.

Foreign Currency Exchange Risk and Interest Rate Risk Management
----------------------------------------------------------------

The Company enters into various types of derivative financial instruments to manage its foreign currency exchange risk and interest rate risk, as indicated in the following table.

                                                     Notional Amount         Notional Amount
                                                     March 31, 2002         December 31, 2001
                                                     --------------         -----------------
                                                            (In millions of dollars)

     Forward currency exchange contracts                   $ 40                     $ 30
     Interest rate swaps                                     17                       19

     Commodity future contract                        540,000 MMBTU                    -
                                                        per month

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. As of March 31, 2002 the Company had 3 forward currency exchange contracts that exchanged approximately 3 million U.S. dollars to euros, 75 million Norwegian krone to euros and 11 million euros to pounds sterling. As of December 31, 2001, the Company had 2 forward currency exchange contracts that exchanged 75 million Norwegian krone and approximately 14 million euros. These transactions are considered a natural hedge, as the gain or loss on the hedge offsets the gain or loss from currency value fluctuations. The Company has elected not to apply hedge accounting for these transactions, but rather mark the contracts to market through the statement of income, the effect of which was not material.

During 2001, the Company also entered into a foreign currency exchange contract to reduce its exposure to certain U.S. dollar denominated debt instruments in China. The 2001 contract, which matured in the first quarter of 2002, exchanged approximately 83 million Chinese renminbi against approximately 10 million U.S. dollars. During the first quarter of 2002 the Company entered into a new contract that exchanged 83 million Chinese renminbi against approximately 10 million U.S. dollars. This contract effectively extended the hedge of U.S. dollar denominated debt entered into in 2001. These transactions are considered natural hedges, as the gains or losses on the hedges offset the gain or loss from currency value fluctuations. The Company has elected not to apply hedge accounting, but rather mark the contracts to market through the statement of income, the effect of which was not material.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

9.   DERIVATIVE FINANCIAL INSTRUMENTS (continued)

During 2001 and the first quarter of 2002, the Company invested excess cash in South America in Brazilian certificates of deposit, treasury bonds and debentures. At the same time these investments were made, the Brazilian real were swapped into U.S. dollars at a U.S. dollar interest rate with perfectly matching investment amounts and maturity dates. The purpose of these hedges is to reduce the impact of changes in the Brazilian real and U.S. dollar exchange rates. At March 31, 2002, there were 14 such cross-currency interest rate swaps outstanding at a notional amount of $17 million U.S. dollars. At December 31, 2001, there were 18 such cross-currency interest rate swaps outstanding at a notional amount of $19 million U.S. dollars.

During 2001, the Company entered into a swap agreement for approximately 5 million MMBTU's of natural gas to hedge its exposure to fluctuating commodity prices. The swap is a cash flow hedge and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of inefficiencies which are recorded as other income in the statement of income. At March 31, 2002, the accumulated other comprehensive income (loss) related to the swap was income of approximately $2 million and the inefficiency recorded as other income (loss) was not material. At December 31, 2001, accumulated other comprehensive income (loss) related to the swap was a loss of approximately $2 million and the inefficiency recorded as other income (loss) was not material.

Other Financial Instruments with Off-Balance-Sheet Risk
-------------------------------------------------------

As of March 31, 2002 and December 31, 2001, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $28 million and $38 million, respectively. As of March 31, 2002, and December 31, 2001, approximately $23 and $34 million, respectively, of such indebtedness was alleged to be in default as a result of the Filing. The affiliate that owed approximately $19 million of such indebtedness is in negotiations with its lenders and other parties, including Owens Corning, concerning the status of this indebtedness. Depending on the outcome of such negotiations, it is possible that the lender will attempt to enforce the related guarantee against Owens Corning. Any such claim would constitute a liability subject to compromise, since the claim would relate to a pre-petition obligation of Owens Corning, and may give rise to a loss of up to the full amount of the claim. Subject to the foregoing uncertainties, the Company is of the opinion that its other unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

As of March 31, 2002 and December 31, 2001, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

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

                                                                                                 2000 (through
                                                                            1999               October 4, 2000)
                                                                            ----               ----------------
                                                                                (In millions of dollars)

Pre-NSP Settlements                                                       $   170                   $    51
NSP Settlements                                                               570                       538
Non-NSP Settlements                                                            30                        42
Defense, Claims Processing and Administrative Expenses                         90                        54
                                                                          -------                   -------
                                                                          $   860                   $   685
                                                                          =======                   =======

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At March 31, 2002, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets (under the caption "Restricted cash - asbestos and insurance related") and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below).

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

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

Despite the strong bipartisan support for both bills, there can be no assurance that any such legislation ultimately will be enacted. Moreover, as a result of the Filing, there is uncertainty regarding the impact of the proposed tax legislation on the Debtors' respective estates even if such legislation were enacted.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

Insurance
---------

As of March 31, 2002, Owens Corning's financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

As previously reported, late in the second quarter of 2001, Owens Corning entered into a settlement agreement with one of its excess insurance carriers, resolving a dispute concerning coverage from such insurer for non-products asbestos-related personal injury claims. As a result, during the third quarter of 2001, the carrier funded $55 million into an escrow account to be released in conjunction with implementation of an approved plan of reorganization. The escrowed funds plus earnings are reflected on Owens Corning's consolidated balance sheet as restricted assets, under the category "Restricted cash - asbestos and insurance related."

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

As of March 31, 2002, a reserve of approximately $2.2 billion in respect of Owens Corning's asbestos-related liabilities was one of the items included in
Owens  Corning's  consolidated  balance  sheet under the  category  "Liabilities
Subject to Compromise." For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Reserve for asbestos litigation claims."

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

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

10.   CONTINGENT LIABILITIES (continued)

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

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

At March 31, 2002, as a result of the Filing and the  uncertainties  referred to
above,   the   approximate   balances  of  the  components  of  Owens  Corning's
asbestos-related reserve were:

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

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

10.   CONTINGENT LIABILITIES (continued)

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

As of March 31, 2002, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1,155 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard
Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. At March 31, 2002, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other - Fibreboard." See Note 11 for additional information concerning the Fibreboard Settlement Trust.

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

10.   CONTINGENT LIABILITIES (continued)

Asbestos-Related Payments
-------------------------

As a result of the Filing, Fibreboard has not made any asbestos-related payments since the Petition Date. During 2000 (prior to the Petition Date), gross payments for asbestos-related claims against Fibreboard, all of which were paid/reimbursed by the Fibreboard Settlement Trust, fell within four major categories, as follows:

                                                                                2000 (through October 4, 2000)
                                                                                ------------------------------
                                                                                   (In millions of dollars)

     Pre-NSP Settlements                                                                    $    29
     NSP Settlements                                                                            705
     Non-NSP Settlements                                                                         41
     Defense, Claims Processing and  Administrative Expenses                                     45
                                                                                            -------
                                                                                            $   820
                                                                                            =======

The payments for NSP Settlements include Administrative Deposits during the reporting period in respect of Fibreboard claims.

Reserve
-------

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As of March 31, 2002, a reserve of approximately $1.3 billion in respect of these liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities (see Note 11).

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

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

At March 31, 2002, as a result of the Filing and the  uncertainties  referred to
above,   the   approximate   balances  of  the   components  of  the  Fibreboard
asbestos-related reserve were:

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

- The "Other Pending and Future Claims" component represented the estimated cost of resolving (i) asbestos personal injury claims pending against Fibreboard which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date;
     (ii) all other asbestos personal injury claims pending against Fibreboard which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Fibreboard made after the Petition Date. This component also included the residual obligation to charity under the Fibreboard Settlement Trust (see Note 11).

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

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

Non-Asbestos Liabilities
------------------------

Securities Litigation
---------------------

On or about April 30, 2001, certain of the Company's current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs' purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court has taken the matter under advisement. The Company believes that the claim is without merit.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)


11.   FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 10, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of March 31, 2002, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the "Trust"). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses. While there can be no assurance that the proposed Asbestos Tax Fairness Bill discussed in Note 10, Item A, will be enacted by Congress, such legislation would benefit the Trust during the pendency of the Chapter 11 proceedings by eliminating the tax on income, thereby enlarging the corpus of the Trust through tax-free income accumulation.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will be under the terms of any plan or plans of reorganization.

General Accounting Treatment
----------------------------

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. At March 31, 2002, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other - Fibreboard." Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 10, Part B). As of March 31, 2002, these liabilities were one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases. At March 31, 2002, the Consolidated Financial Statements reflect Fibreboard's liabilities for asbestos litigation claims at $1.208 billion, with a residual obligation to charity of $74 million.

For accounting purposes, the Trust Assets are classified from time to time as "available for sale" or "held to maturity" and are reported in the Consolidated Financial Statements in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, marketable securities classified as available for sale are recorded at fair market value and marketable securities designated as held to maturity are recorded at amortized cost. At March 31, 2002 and December 31, 2001, substantially all marketable securities were classified as "available for sale".

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   FIBREBOARD SETTLEMENT TRUST (continued)

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

The residual liability that may be paid to charity will also increase/decrease, with related other expense/income on the consolidated statement of income. Cost for purposes of computing realized gains/losses is determined using the specific identification method.

Results for the Period Ending March 31, 2002
--------------------------------------------

During the first quarter of 2002 and 2001, Trust Assets generated interest/dividend earnings of approximately $13 million and $16 million, respectively, which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. During each period, this income has been offset by an equal charge to other expense, which represents an increase in the residual liability to charity.

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the first quarter of 2002 or 2001. However, approximately $1 million was paid during the first quarter of 2002 for taxes related to earnings of the Trust. This payment was funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities during the first quarter of 2002 resulted in a realized loss of less than $1 million, while there was a realized gain of approximately $4 million in 2001. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At March 31, 2002 and 2001, the fair market value adjustment for those securities designated as available for sale resulted in an unrealized loss of approximately $9 million and an unrealized gain of less than $1 million, respectively. These amounts have been reflected in the Company's consolidated balance sheet as a change to the carrying amount of the asset and to other comprehensive income. These amounts have also been reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

At March 31, 2002, the fair value of Trust Assets was $1.282 billion, which was comprised of $1.173 billion of marketable securities, $18 million of outstanding payables and $127 million of restricted cash, which represents undistributed administrative deposits.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   FIBREBOARD SETTLEMENT TRUST (continued)

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at March 31, 2002 and December 31, 2001 are as follows:

                                                                      March 31, 2002
                                                                      --------------
                                                       Gross Unrealized        Gross Unrealized
                                            Cost                Gain                   Loss             Fair Value
                                            ----                ----                   ----             ----------
                                                                 (In millions of dollars)

Municipal Bonds                          $    1,138             $    -                 $     9         $    1,129
Mutual Funds                                     44                  -                       -                 44
                                         ----------             ------                 -------         ----------

Total                                    $    1,182             $    -                 $     9         $    1,173
                                         ==========             ======                 =======         ==========


                                                                     December 31, 2001
                                                                     -----------------
                                                       Gross Unrealized        Gross Unrealized
                                            Cost                Gain                   Loss            Fair Value
                                            ----                ----                   ----            ----------
                                                                 (In millions of dollars)

Municipal Bonds                          $    1,150             $    -                 $     -        $     1,150
Mutual Funds                                     19                  -                       -                 19
                                         ----------             ------                 -------        -----------

Total                                    $    1,169             $    -                 $     -        $     1,169
                                         ==========             ======                 =======        ===========

Maturities of investment securities classified as available for sale at March 31, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                             March 31, 2002                 December 31, 2001
                                                             --------------                 -----------------
                                                         Cost          Fair Value          Cost        Fair Value
                                                         ----          ----------          ----        ----------
                                                                        (In millions of dollars)

Due within one year                                    $     124       $      124          $    91        $    91
Due after one year through five years                        680              676              679            679
Due after five years through ten years                       160              156              171            171
Due after ten years                                          218              217              228            228
                                                       ---------       ----------          -------        -------
Total                                                  $   1,182       $    1,173          $ 1,169        $ 1,169
                                                       =========       ==========          =======        =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the quarter ended March 31, 2002:

                                                       Interest   Unrealized   Net Sales   Realized
                                            Balance       and        Gain/           of      Gain/                        Balance
                                           12/31/01    Dividends    (Loss)     Securities   (Loss)    Other   Payments    3/31/02
                                           --------    ---------    ------     ----------   ------    -----   --------    -------
Assets
------
Cash (payable for purchase of securities)  $    (18)    $     -     $     -      $    -       $  -    $  -     $    -     $   (18)
Restricted Cash                                 133           -           -           -          -      (6)         -         127
Marketable Securities:
  Available for Sale                          1,169          13          (9)          -          -       1         (1)      1,173
                                           --------     -------     --------     ------       ----    ----     -------    -------

Total Assets                               $  1,284     $    13     $    (9)     $    -       $  -    $ (5)    $   (1)    $ 1,282
                                           ========     =======     ========     ======       ====    =====    =======    =======

Liabilities
-----------
Asbestos Litigation Claims                 $  1,213     $     -     $     -      $    -       $  -    $ (5)    $    -     $ 1,208
Charity                                          71          13          (9)          -          -       -         (1)         74
                                           --------     -------     --------     ------       ----    -----    -------    -------

Total  Liabilities                         $  1,284     $    13     $    (9)     $    -       $  -    $ (5)    $   (1)    $ 1,282
                                           ========     =======     ========     ======       ====    =====    =======    =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The Company applied SFAS No. 142 beginning in the first quarter of 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No.
142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has performed the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. It is likely that between $450 and $500 million of the goodwill related to Building Materials Systems will be impaired using the impairment test required by SFAS No. 142. As of March 31, 2002, the Company has net unamortized goodwill of $612 million. The Company plans to complete the measurement of the impairment loss in the second quarter of 2002 and will address the tax implications, if any, on this impairment loss at that time. When the measurement is completed in the second quarter, the impairment that is required to be recognized when adopting SFAS No. 142 will be reflected as a cumulative effect of a change in accounting principle as of January 1, 2002.

As required by SFAS No. 142, the results of the prior year's quarter have not been restated. A reconciliation of the previously reported net loss and loss per share as if SFAS No. 142 had been adopted as of January 1, 2001 is presented as follows:

                                                                               Three months ended
                                                                  March 31, 2002                March 31, 2001
        `                                                         --------------                --------------
                                                                 (In millions of dollars, except per share data)

Net income (loss):
  Reported net loss                                                     $   (6)                      $  (10)
  Add back goodwill amortization, net of tax                                 -                            3
                                                                        ------                       ------
Adjusted net loss                                                       $   (6)                      $   (7)
                                                                        =======                      =======

Basic and diluted earnings (loss) per share:
  As Reported                                                           $ (.11)                      $ (.19)
  Add back goodwill amortization, net of tax                                 -                          .05
                                                                        ------                       ------
Adjusted basic and diluted loss per share                               $ (.11)                      $ (.14)
                                                                        =======                      =======

All of the Company's acquired intangible assets are subject to amortization. Intangible asset amortization expense was approximately $1 million in the first quarter of 2002 and 2001. The Company estimates that amortization of intangibles will be $3 million for each of the next 5 years. The components of intangible assets are as follows:

                                                                     March 31, 2002
                                                                     --------------
                                          Weighted Average           Gross Carrying               Accumulated
                                               Lives                     Amount                  Amortization
                                               -----                     ------                  ------------
                                                                             (In millions of dollars)
          Contract-based                           6                       $  2                      $   -
          Technology-based                        22                         17                         (7)
          Marketing-related                        6                         13                         (7)
                                                                           ----                      ------
                                                                           $ 32                      $ (14)
                                                                           ====                      ======

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

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning's cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 10 to the Consolidated Financial Statements.

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

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. By subsequent action, the Bankruptcy Court has extended such exclusivity period until August 30, 2002, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to October 31, 2002. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

Owens Corning is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under such plan or plans and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will be under any such plan or plans with respect to (1) the guaranties issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM, Inc., a Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries ("IPM"), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility" which is now in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., a wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

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

Bar Dates for Filing Claims
---------------------------

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of pre-petition claims against the Debtors must file their claims. Any holder of a claim that was required to file a claim by such date and did not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim. Such deadline to file claims does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Because the Debtors have not completed evaluation of the results of the April 15, 2002 bar date and the asbestos bar date has not yet been set, the ultimate number and allowed amount of such claims are not presently known.

RESULTS OF OPERATIONS

Business Overview
-----------------

Owens Corning is committed to continuing to invest in our businesses and provide quality products to our customers. In recent years, we have focused on increasing sales and earnings by (i) achieving productivity improvements and cost reductions, (ii) targeting growth markets and (iii) forming strategic alliances and partnerships to complement our existing businesses. We are committed to taking full advantage of e-Business opportunities. We are also expanding our role as a service provider by offering complementary services in order to meet all of our consumers' needs. In the Composite Solutions Business, Owens Corning has partnered with end users, OEMs, systems suppliers and other players within the supply chain for development of substitution opportunities for composite systems.

Owens Corning's strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe. During the fourth quarter of 2001, the Company completed the sale of its remaining 40% interest in Alcopor Owens Corning, a producer of insulation products in Europe and the United Kingdom.

Quarter Ended March 31, 2002
----------------------------

Sales and Profitability
-----------------------

Net sales for the quarter ended March 31, 2002 were $1.107 billion, up 4% from the first quarter 2001 level of $1.067 billion, principally due to higher volumes in U.S. Building Materials partially offset by declines in the European composite market. In the Building Materials business, sales during the first quarter of 2002 reflect volume increases in U.S. residential insulation, window distribution and roofing markets. In the Composite Solutions business, sales reflect price decreases primarily in the U.S. and volume decreases primarily in Europe. On a consolidated basis, there was an unfavorable currency translation impact on sales denominated in foreign currencies during the first quarter of 2002 compared to the first quarter of 2001. Please see Note 2 to the Consolidated Financial Statements.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Sales outside the U.S. represented 14% of total sales during the first quarter of 2002, compared to 17% during the first quarter of 2001. The decline in non-U.S. sales is primarily due to decreases in composite materials in Europe as well as in the Canadian market. Gross margin for each of the quarters ended March 31, 2002 and 2001 was 16% of net sales. Marketing and administrative expenses stayed flat in the first quarter of 2002 compared to 2001, $127 million for both periods.

For the quarter ended March 31, 2002, Owens Corning reported a net loss of $6 million, or $.11 per share, compared to a loss of $10 million, or $.19 per share, for the quarter ended March 31, 2001. Cost of borrowed funds was $4 million for each of the referenced quarters (from the Petition Date through March 31, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $258 million, of which $36 million relates to the first quarter of 2002 and $50 million relates to the first quarter of 2001 (please see Note 1 to the Consolidated Financial Statements)). On a pre-tax basis, Owens Corning reported income of $3 million from operations in the first quarter of 2002 compared to a loss of $17 million in the same period of 2001. When adjusted for the costs of restructuring and other charges and Chapter 11 related expenditures, Owens Corning generated $40 million in income from ongoing operations in the first quarter of 2002, compared to $46 million for the first quarter of 2001.

                                                                            Quarter Ended
                                                                              March 31,
                                                                              ---------
                                                                      (In millions of dollars)
                                                                     2002                   2001
                                                                     ----                   ----
        Reported income (loss) from operations                     $    3                 $  (17)
        Restructure and other charges                                  12                     42
        Chapter 11 related reorganization items                        25                     21
                                                                   ------                 ------
        Income from ongoing operations                             $   40                 $   46
                                                                   ======                 ======

Income from ongoing operations is a measurement utilized by management for evaluating the results of the Company. It is provided to give an indication of the performance of the Company after taking into account the items detailed above. Income from ongoing operations is not a recognized measurement of results under accounting principles generally accepted in the United States.

On a comparative basis, the decline from 2001 reflects price decreases in insulation and composites, increased material and energy costs and higher operating expenses. These factors were offset slightly by an increase in volumes, primarily in roofing and vinyl products.

Restructuring of Operations and Other Charges
---------------------------------------------

First Quarter 2002
------------------

In response to the slowed economy and to the declining margins in the composites business, the Company has continued to assess cost structures of certain businesses and facilities as well as overhead expenditures for the entire company. In addition, certain restructuring programs put into place during 2000 and 2001 continued in the first quarter of 2002 due to the timing of events in these programs. The combination of these continued restructuring programs and the continued assessment of the businesses led to the Company recording approximately $12 million in pretax charges in the first quarter of 2002. These pretax charges were comprised of an $8 million pretax restructure charge and $4 million pretax other charges. The restructure charge represents severance costs associated with the elimination of approximately 230 positions, primarily in the U.S. The primary groups impacted include manufacturing and administrative personnel. As of March 31, 2002, approximately $1 million has been paid and
charged against  the reserve.   The restructure charge has been classified as a

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

separate component of operating expenses on the Company's Consolidated Statement of Income (Loss).

The $4 million in pretax other charges included $2 million in charges associated with the Company's previously announced plan to realign its Newark, Ohio manufacturing facility and various other charges totaling $2 million. The realignment plan for the Newark facility was announced in the third quarter of 2000 and is anticipated to be complete in the second quarter of 2002. As work progresses on the facility, costs are recorded as they are incurred. The $4 million pretax charge was accounted for as a $5 million charge to cost of sales and a $1 million credit to other operating expenses.

Due to the timing of events, we anticipate that additional restructuring and other charges will be recorded during 2002.

2001 Charges
------------

The Company spent a significant amount of time reviewing its cost structures in 2001 as a response to the impact of the weaker economy. This review led to the Company recording approximately $140 million in pretax charges during 2001, comprised of a $26 million pretax restructure charge and $114 million of pretax other charges. The $114 of pretax other charges was accounted for as a $79 million pretax charge to cost of sales and a $35 million pretax charge to other operating expense. The Company recorded $46 million in the fourth quarter, $35 million in the third quarter, $17 million in the second quarter and $42 million in the first quarter.

The $26 million charge for restructuring represents $21 million for severance costs associated with the elimination of approximately 460 positions, primarily impacting manufacturing and administrative personnel in the U.S., Canada and the U.K. The remaining $5 million represented a charge for the divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. As of March 31, 2002, approximately $18 million has been paid and charged against this reserve.

The $114 million of other charges included $29 million in costs related to the realignment of the Newark manufacturing facility; $39 million of asset impairments mainly associated with the building materials business, principally to write-down assets to net estimated fair value on a held in use basis in certain manufacturing facilities due to changes in the Company's manufacturing and marketing strategies; $6 million to write down inventory mainly to reflect updated estimates of the net realizable value; $4 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a producer of insulation products in Europe and the United Kingdom, to net realizable value (the sale of the Company's investment in this joint venture was completed in the fourth quarter of 2001); a $2 million pretax loss from assets held for sale which represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis (the sale was completed in February 2001); and various other charges totaling $34 million.

Building Materials Systems
--------------------------

In the Building Materials Systems segment, sales increased 9%, to $799 million, in the first quarter of 2002 compared to the first quarter of 2001. This increase in sales resulted mostly from increased volume attributable to all U.S. businesses, particularly roofing and vinyl products. Building Materials Systems sales also reflect a slight price decrease in the U.S. insulation markets. Income from operations was $35 million during the first quarter of 2002, compared to $21 million in the same period in 2001. Income from operations in the first quarter of 2002 reflects the volume increases described above as well as improved gross margins. Please see Note 2 to the Consolidated Financial Statements.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Composite Solutions
-------------------

In the Composite Solutions segment, sales were down 8%, to $308 million, during the first quarter of 2002 compared to the first quarter of 2001, primarily due to price and volume decreases. Price decreases were most significant in the U.S., however, all markets were impacted. Volume decreases in Europe were partially offset by increases in the U.S. The currency translation impact on sales denominated in foreign currencies was unfavorable during the first quarter of 2002 compared to 2001. Income from operations was $15 million in the first quarter of 2002, compared to $37 million in the same period of 2001, with most of the decline attributable to the U.S. The decrease in income from operations resulted from the price decreases mentioned above, and lost productivity in the reinforcement glass and solutions market primarily caused by decreased demand. Please see Note 2 to the Consolidated Financial Statements.

Income Taxes
------------

The Company currently projects that its effective tax rate for the full year 2002 will be 55%, consistent with full year 2001.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $172 million for the quarter ended March 31, 2002, compared to negative $73 million for the quarter ended March 31, 2001. The decrease in cash flow from operations in 2002 is primarily attributable to a decrease in accounts payable and accrued liabilities during the first quarter of 2002 compared with increases in these amounts during the first quarter of 2001 from the abnormally low levels that existed at year-end 2000 as a result of the Filing. In addition, during the first quarter of 2002, there was minimal cash usage for inventory, compared to $51 million of cash usage in the first quarter of 2001. This favorable variance, in part, reflects increased sales in the first quarter of 2002.

Inventories at March 31, 2002 decreased by $2 million from the December 31, 2001 level. Receivables at March 31, 2002 were $530 million, a $113 million increase over the December 31, 2001 level, attributable to the seasonal increase in sales. At March 31, 2002, Owens Corning's net working capital was $820 million and our current ratio was 2.10, compared to $800 million and 1.94, respectively, at December 31, 2001 and $947 million and 2.46, respectively, at March 31, 2001.

Investing activities used $30 million of cash during first quarter 2002, compared to $17 million in the same period of 2001. The first quarter of 2002 reflects $9 million received from the sale of our remaining interest in Alcopor Owens Corning. The first quarter of 2001 includes $20 million received from the sale of our Engineered Pipe Business. Capital spending for property, plant and equipment, excluding acquisitions, in the first quarter was $39 million in 2002 and $42 million in 2001. We anticipate that 2002 capital spending, exclusive of acquisitions, will be approximately $280 million, the majority of which is uncommitted. We expect that funding for these expenditures will be from the Company's operations, existing cash on hand and the credit availability from the DIP Financing.

Financing activities in the first quarter of 2002 had no impact on cash compared to a use of $4 million during the same period in 2001. At March 31, 2002, we had $2.843 billion of borrowings subject to compromise and $113 million of other borrowings (of which $96 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At March 31, 2001, we had $2.827 billion of borrowings subject to compromise and $122 million of other borrowings (of which $94 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

At March 31, 2002, the Company had $561 million of Cash and Cash Equivalents (of which approximately $38 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). In addition, in connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"), which currently expires November 15, 2002. There were no borrowings outstanding under the DIP facility at March 31, 2002, however, approximately $42 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that its cash and cash equivalents, cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company's ability to achieve profitability following such confirmation.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The Company applied SFAS No. 142 beginning in the first quarter of 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No.
142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has performed the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. It is likely that between $450 and $500 million of the goodwill related to Building Materials Systems will be impaired using the impairment test required by SFAS No. 142. As of March 31, 2002, the Company has net unamortized goodwill of $612 million. The Company plans to complete the measurement of the impairment loss in the second quarter of 2002 and will address the tax implications, if any, on this impairment loss at that time. When the measurement is completed in the second quarter, the impairment that is required to be recognized when adopting SFAS No. 142 will be reflected as a cumulative effect of a change in accounting principle as of January 1, 2002.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

As required by SFAS No. 142, the results of the prior year's quarter have not been restated. A reconciliation of the previously reported net loss and loss per share as if SFAS No. 142 had been adopted as of January 1, 2001 is presented as follows:

                                                                               Three months ended
                                                                  March 31, 2002                March 31, 2001
                                                                  --------------                --------------
                                                                 (In millions of dollars, except per share data)

Net income (loss):
  Reported net loss                                                     $   (6)                      $  (10)
  Add back goodwill amortization, net of tax                                 -                            3
                                                                        ------                       ------
Adjusted net loss                                                       $   (6)                      $   (7)
                                                                        =======                      =======

Basic and diluted earnings (loss) per share:
  As Reported                                                           $ (.11)                      $ (.19)
  Add back goodwill amortization, net of tax                                 -                          .05
                                                                        ------                       ------
Adjusted basic and diluted loss per share                               $ (.11)                      $ (.14)
                                                                        =======                      =======


All of the Company's acquired intangible assets are subject to amortization. Intangible asset amortization expense was approximately $1 million in the first quarter of 2002 and 2001. The Company estimates that amortization of intangibles will be $3 million for each of the next 5 years. The components of intangible assets are as follows:

                                                                     March 31, 2002
                                                                     --------------
                                          Weighted Average           Gross Carrying               Accumulated
                                               Lives                     Amount                  Amortization
                                               -----                     ------                  ------------
                                                                             (In millions of dollars)
          Contract-based                           6                       $  2                      $   -
          Technology-based                        22                         17                         (7)
          Marketing-related                        6                         13                         (7)
                                                                           ----                      ------
                                                                           $ 32                      $ (14)
                                                                           ====                      ======

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121. The new statement establishes a single accounting model for long-lived assets to be disposed of by sale, and requires companies to measure long-lived assets at the lower of fair value minus cost to sell or the carrying value. There was no impact of adoption during the first quarter of 2002.

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

The Company uses a variance-covariance Value at Risk (VAR) computation model to estimate the potential loss in the fair value of the referenced financial instruments. The VAR model uses historical foreign exchange, interest, and natural gas rates as an estimate of the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques.

The amounts presented below represent the maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates, interest rates or natural gas prices assuming a 95% confidence level:

                                                           March 31,                       December 31,
                    Risk Category                             2002                             2001
                    -------------                             ----                             ----
                                                                     (In millions of dollars)
                    Foreign currency                         $   -                             $   -
                    Interest rate                            $   9                             $  13
                    Natural gas                              $   1                             $   1

Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. The potential loss, identified above, includes interest on debt subject to compromise.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 10, Contingent Liabilities, to Owens Corning's Consolidated Financial Statements above, which is incorporated here by reference.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company's pre-petition debt is now in default due to the Filing. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning's Consolidated Financial Statements above. As described in Note 1, the Consolidated Financial Statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, at the Petition Date the Company recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5.   OTHER INFORMATION

The Company does not elect to report any information under this Item.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          See Exhibit Index below, which is incorporated here by reference.

(b)       Reports on Form 8-K.

          During the quarter ended March 31, 2002, Owens Corning filed the following current report on Form 8-K:
               - Dated March 22, 2002, under Items 4 and 7, to report changes in Owens Corning's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OWENS CORNING

                                      Registrant


Date:   May 10,2002                   By:     /s/ Michael H. Thaman
     --------------------------          ---------------------------------------
                                           Michael H. Thaman
                                           Chairman of the Board and
                                           Chief Financial Officer
                                           (as duly authorized officer)



Date:   May 10, 2002                  By:     /s/ Charles E. Dana
     ---------------------------         ---------------------------------------
                                           Charles E. Dana
                                           Vice President - Corporate
                                           Controller and Global Sourcing

                                  EXHIBIT INDEX

Exhibit
Number                     Document Description
------                     --------------------

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

(10)          Material Contracts

              Director's Charitable Award Program (incorporated herein by reference to Exhibit (10) to Owens Corning's annual report on Form 10-K (File No. 1-3660) for the year ended December 31,
              2001).

(99)          Additional Exhibits

              Subsidiaries of Owens Corning, as amended (filed herewith).