Form 10-Q
period 2002-06-30
OWENS CORNING
filed 2002-08-12
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2002

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

                                Yes / X / No / /

 Shares of common stock, par value $.10 per share, outstanding at June 30, 2002

                                   55,178,803

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (unaudited)

                                                                            Quarter Ended        Six Months Ended
                                                                              June 30,               June 30,
                                                                              --------               --------
                                                                          2002        2001       2002       2001
                                                                          ----        ----       ----       ----
                                                                           (In millions of dollars, except share data)

NET SALES                                                               $  1,285   $  1,239    $  2,392    $  2,306
COST OF SALES                                                              1,043      1,014       1,978       1,910
                                                                        --------   --------    --------    --------
     Gross margin                                                            242        225         414         396
                                                                        --------   --------    --------    --------
OPERATING EXPENSES
Marketing and administrative expenses                                        144        128         271         255
Science and technology expenses                                               10         10          20          20
Restructure costs (Note 4)                                                    (1)         7           7          16
Chapter 11 related reorganization items (Note 1)                              25         17          50          38
Other                                                                         (6)         6          (7)         27
                                                                        ---------  --------    ---------   --------
     Total operating expenses                                                172        168         341         356
                                                                        --------   --------    --------    --------
INCOME FROM OPERATIONS                                                        70         57          73          40
OTHER
Cost of borrowed funds                                                         4          4           8           8
Other                                                                          -         (2)          -          (6)
                                                                        --------   ---------   --------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                                      66         55          65          38
Provision for income taxes                                                    30         25          30          19
                                                                        --------   --------    --------    --------
INCOME BEFORE MINORITY INTEREST AND EQUITY
  IN NET INCOME (LOSS) OF AFFILIATES                                          36         30          35          19
Minority interest                                                             (1)        (1)         (1)         (2)
Equity in net income (loss) of affiliates                                      1          -          (4)          2
                                                                        --------   --------    ---------   --------
NET INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                              36         29          30          19
Cumulative effect of change in accounting principle (Note 12)                  -          -         441           -
                                                                        --------   --------    --------    --------
NET INCOME (LOSS)                                                       $     36   $     29    $   (411)   $     19
                                                                        ========   ========    =========   ========
NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share                                       $    .65   $    .53    $  (7.47)   $    .34
                                                                        --------   --------    ---------   --------
Diluted net income (loss) per share                                     $    .60   $    .49    $  (7.47)   $    .32
                                                                        --------   --------    ---------   --------

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)
Basic                                                                           55.0         55.1           55.1          55.1
Diluted                                                                         59.8         59.9           55.1          60.0

          The accompanying notes are an integralpart of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                              June 30,  December 31, June 30,
                                                 2002       2001       2001
                                                 ----       ----       ----
                                                    (In millions of dollars)
ASSETS


CURRENT
Cash and cash equivalents                      $   553    $   764    $   520
Receivables                                        585        417        618
Inventories (Note 6)                               450        437        485
Deferred income taxes                                1          1          5
Income tax receivable                                5          5          5
Other current assets                                25         25         26
                                               -------    -------    -------

     Total current                               1,619      1,649      1,659
                                               -------    -------    -------

OTHER
Insurance for asbestos litigation claims
  (Note 10)                                          4          4         59
Restricted cash - asbestos-related (Note 10)       164        169        115
Restricted cash, securities and other -
  Fibreboard (Notes 10 and 11)                   1,312      1,284      1,271
Deferred income taxes                            1,219      1,187      1,047
Goodwill (Note 12)                                 124        610        627
Investments in affiliates                           63         48         56
Other noncurrent assets                            246        247        259
                                               -------    -------    -------

     Total other                                 3,132      3,549      3,434
                                               -------    -------    -------

PLANT AND EQUIPMENT, at cost
Land                                                68         67         66
Buildings and leasehold improvements               653        669        663
Machinery and equipment                          3,031      2,854      2,810
Construction in progress                           168        256        226
                                               -------    -------    -------
                                                 3,920      3,846      3,765

  Less - accumulated depreciation               (2,053)    (2,003)    (1,983)
                                               -------    -------    -------

     Net plant and equipment                     1,867      1,843      1,782
                                               -------    -------    -------

TOTAL ASSETS                                   $ 6,618    $ 7,041    $ 6,875
                                               =======    =======    =======

         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (unaudited)

                                              June 30, December 31, June 30,
                                                2002      2001       2001
                                                ----      ----       ----
LIABILITIES AND STOCKHOLDERS' EQUITY             (In millions of dollars)
------------------------------------

CURRENT
Accounts payable and accrued liabilities     $   639    $   740    $   599
Short-term debt                                   45         43         45
Long-term debt - current portion                  65         66         67
                                             -------    -------    -------

     Total current                               749        849        711
                                             -------    -------    -------

LONG-TERM DEBT                                     4          5          7
                                             -------    -------    -------

OTHER
Other employee benefits liability                351        331        327
Pension plan liability                           301        291         57
Other                                            148        141        135
                                             -------    -------    -------

     Total other                                 800        763        519
                                             -------    -------    -------

LIABILITIES SUBJECT TO COMPROMISE (Note 1)     6,800      6,804      6,805
                                             -------    -------    -------

COMMITMENTS AND CONTINGENCIES
  (Notes 1, 9 and 10)

COMPANY OBLIGATED SECURITIES OF ENTITIES
  HOLDING SOLELY PARENT DEBENTURES -
  SUBJECT TO COMPROMISE                          200        200        200
                                             -------    -------    -------

MINORITY INTEREST                                 35         37         39
                                             -------    -------    -------

STOCKHOLDERS' EQUITY
Common stock                                     696        697        697
Deficit                                       (2,368)    (1,957)    (1,977)
Accumulated other comprehensive loss            (298)      (355)      (122)
Other                                              -         (2)        (4)
                                             -------    -------    -------

     Total stockholders' equity               (1,970)    (1,617)    (1,406)
                                             -------    -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 6,618    $ 7,041    $ 6,875
                                             =======    =======    =======

         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                            2002     2001
                                                            ----     ----
                                                       (In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)                                          $(411)   $  19
Reconciliation of net cash provided by (used in)
  operating activities
     Noncash items:
       Provision for depreciation and amortization            95      110
       Provision for deferred income taxes                    20       28
       Cumulative effect of accounting change                441        -
       Other                                                  23       30
Increase in receivables                                     (174)    (152)
Increase in inventories                                       (6)     (28)
Increase (decrease) in accounts payable and
  accrued liabilities                                       (119)      78
Decrease in restricted cash and other -
  asbestos-related (Note 10)                                   6       49
Change in liabilities subject to compromise (Note 1)          (2)     (96)
Proceeds from insurance for asbestos litigation
claims, excluding Fibreboard                                   5        -
Other                                                         17       (8)
                                                           -----    -----
     Net cash flow from operations                         $(105)   $  30
                                                           -----    -----

NET CASH FLOW FROM INVESTING
Additions to plant and equipment                           $(104)   $ (83)
Investment in subsidiaries, net of cash acquired              (4)       -
Proceeds from the sale of affiliate or business (Note 5)      10       20
Other                                                         (1)       1
                                                           -----    -----
     Net cash flow from investing                          $ (99)   $ (62)
                                                           -----    -----

         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                   (unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                       2002      2001
                                                       ----      ----
                                                   (In millions of dollars)
NET CASH FLOW FROM FINANCING
Net additions to long-term credit facilities           $   -    $  17
Other reductions to long-term debt                        (2)      (2)
Net increase (decrease) in short-term debt                 2       (4)
Subject to compromise (Note 1)                           (18)      (4)
Other                                                      1       (1)
                                                       -----    -----
      Net cash flow from financing                     $ (17)   $   6
                                                       -----    -----

Effect of exchange rate changes on cash                   10       (4)
                                                       -----    -----
Net increase (decrease) in cash and cash equivalents    (211)     (30)
Cash and cash equivalents at beginning of period         764      550
                                                       -----    -----
Cash and cash equivalents at end of period             $ 553    $ 520
                                                       =====    =====

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

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

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

Owens Corning is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under such plan or plans and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will be under any such plan or plans with respect to (1) the guaranties issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries ("IPM"), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility" which is now in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., a wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

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

Bar Dates for Filing Claims

GENERAL BAR DATE

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of pre-petition claims against the Debtors must file their claims (the "General Bar Date"). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Any holder of a claim that was required to file a claim by the General Bar Date and did not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim.

Approximately 24,000 proofs of claim (including late-filed claims), totaling approximately $15.8 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens
Corning is investigating these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for these claims in the Chapter 11 Cases.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

In its initial review of the filed claims, Owens Corning has identified approximately 15,000 claims, totaling approximately $8.4 billion, which it believes should be disallowed by the Bankruptcy Court, primarily because they appear to be duplicate claims or claims that are not related to the indicated Debtor (the "Objectionable Claims"). Owens Corning will file a motion to dismiss these Objectionable Claims. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of these claims will be disallowed.

In addition to the Objectionable Claims described above, at June 30, 2002, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.4 billion, as follows:

- Approximately 2,900 claims, totaling approximately $1.2 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 for additional information concerning asbestos-related liabilities.

- Approximately 600 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

- Approximately 5,500 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the "General Claims"). The Company has previously recorded approximately $3.6 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading "Tax Claim" in Note 10 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading "PBGC Claim" in Note 10 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, which Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; claims for contract rejections, totaling approximately $260 million, of which approximately $200 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2002; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning's investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company's consolidated financial position and results of operations in any given period.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

ASBESTOS BAR DATE

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Despite this, approximately 2,700 proofs of claim (in addition to claims described above under "General Bar Date"), totaling approximately $2.1 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 900, totaling approximately $0.4 billion, as Objectionable Claims, for which it will file a motion to dismiss. Of the remaining claims, Owens Corning believes that a substantial majority represented claimants that had previously asserted asbestos-related claims against the Company. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

Certain Post-petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through June 30, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $294 million, of which $35 million relates to the second quarter of 2002, $71 million relates to the first six months of 2002, and $44 million and $93 million, respectively, relate to the same two periods of 2001.

At June 30, 2002, the Company had $553 million of Cash and Cash Equivalents (of which approximately $4 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). During the second quarter of 2002, the Bankruptcy Court approved a settlement reached with certain pre-petition lenders covering approximately $36 million of funds previously subject to administrative freeze (of which approximately $32 million was previously reflected in cash and cash equivalents). Under this settlement, the Company received approximately $18 million of the funds and the remainder was applied by the lenders to satisfy certain pre-petition indebtedness.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"), which currently expires November 15, 2002. There were no borrowings outstanding under the DIP facility at June 30, 2002, however, approximately $54 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)


                         OWENS CORNING AND SUBSIDIARIES
                 DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

                                                                       Quarter Ended         Six Months Ended
                                                                         June 30,                June 30,
                                                                         --------                --------
                                                                    2002         2001        2002        2001
                                                                    ----         ----        ----        ----
                                                                                (In millions of dollars)
NET SALES                                                          $  1,137    $   1,080   $  2,110    $   1,996
COST OF SALES                                                           946          916      1,795        1,710
                                                                   --------    ---------   --------    ---------
     Gross margin                                                       191          164        315          286
                                                                   --------    ---------   --------    ---------

OPERATING EXPENSES
Marketing and administrative expenses                                   132          116        248          227
Science and technology expenses                                           8            9         17           18
Restructure costs                                                        (1)           6          5            9
Chapter 11 related reorganization items                                  25           17         50           38
Other (Including interest income from non-debtors of $14
  million in the second quarter and $28 million for the six
  months ended 2002 and 2001)                                           (27)         (54)       (54)         (41)
                                                                   ---------   ----------  ---------   ----------

     Total operating expenses                                           137           94        266          251
                                                                   --------    ---------   --------    ---------

INCOME FROM OPERATIONS                                                   54           70         49           35

OTHER
Cost of borrowed funds                                                    1           (8)         3           (2)
Other                                                                     -           (2)         -           (6)
                                                                   --------    ----------  --------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                 53           80         46           43

Provision for income taxes                                               25           32         23           20
                                                                   --------    ---------   --------    ---------

INCOME BEFORE EQUITY IN NET INCOME (LOSS)
  OF AFFILIATES                                                          28           48         23           23

Equity in net income (loss) of affiliates                                 -           (1)        (5)           1
                                                                   --------    ----------  ---------   ---------

NET INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                         28           47         18           24
                                                                   --------    ---------   --------    ---------

Cumulative effect of change in accounting principle                      -            -         409           -
                                                                   -------     --------    --------    --------
NET INCOME (LOSS)                                                  $    28     $     47    $   (391)   $     24
                                                                   =======     ========    =========   ========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                       DEBTOR-IN-POSSESSION BALANCE SHEET

                                              June 30,  December 31,  June 30,
                                                2002        2001       2001
                                                ----        ----       ----
                                                   (In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents                      $   373    $   605    $   422
Receivables                                        572        315        468
Receivables - non-debtors                          757        849        739
Inventories                                        336        311        355
Deferred income taxes                                4          4          4
Income tax receivable                                4          4          4
Other current assets                                24         25         25
                                               -------    -------    -------

     Total current                               2,070      2,113      2,017
                                               -------    -------    -------

OTHER
Insurance for asbestos litigation claims             4          4         59
Restricted cash and other - asbestos-related       164        169        115
Restricted cash, securities and other -
  Fibreboard                                     1,312      1,284      1,271
Deferred income taxes                            1,170      1,143      1,022
Goodwill, net                                       54        513        524
Investments in affiliates                           16         29         27
Investments in non-debtor subsidiaries             757        758        736
Other noncurrent assets                            138        138        215
                                               -------    -------    -------

     Total other                                 3,615      4,038      3,969
                                               -------    -------    -------

PLANT AND EQUIPMENT, at cost
Land                                                40         41         40
Buildings and leasehold improvements               512        533        524
Machinery and equipment                          2,349      2,194      2,140
Construction in progress                           118        217        214
                                               -------    -------    -------
                                                 3,019      2,985      2,918

  Less - accumulated depreciation               (1,581)    (1,548)    (1,534)
                                               -------    -------    -------

     Net plant and equipment                     1,438      1,437      1,384
                                               -------    -------    -------

TOTAL ASSETS                                   $ 7,123    $ 7,588    $ 7,370
                                               =======    =======    =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                 DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

                                            June 30,  December 31, June 30,
                                              2002        2001       2001
                                              ----        ----       ----
LIABILITIES AND STOCKHOLDERS' EQUITY             (In millions of dollars)
------------------------------------

CURRENT
Accounts payable and accrued liabilities $ 519 $ 589 $ 460 Accounts payable and accrued liabilities -
  non-debtors                                     12         12          7
Long-term debt - current portion                   -          1          -
                                             -------    -------    -------

     Total current                               531        602        467
                                             -------    -------    -------

OTHER
Other employee benefits liability                338        318        313
Pension plan liability                           273        264         51
Other                                            114        110        110
                                             -------    -------    -------

     Total other                                 725        692        474
                                             -------    -------    -------

LIABILITIES SUBJECT TO COMPROMISE              7,526      7,565      7,522

STOCKHOLDERS' EQUITY
Common stock                                     697        697        699
Deficit                                       (2,138)    (1,747)    (1,777)
Accumulated other comprehensive loss            (217)      (219)       (11)
Other                                             (1)        (2)        (4)
                                             -------    -------    -------

     Total stockholders' equity               (1,659)    (1,271)    (1,093)
                                             -------    -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 7,123    $ 7,588    $ 7,370
                                             =======    =======    =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30,
                                                          2002       2001
                                                          ----       ----
                                                      (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

Net income (loss)                                          $(391)   $  24
Reconciliation of net cash provided by (used in)
  operating activities
     Noncash items:
       Provision for depreciation and amortization            71       78
       Provision for deferred income taxes                    23       40
       Cumulative effect of accounting change                409        -
       Other                                                  18       44
Increase in receivables                                     (174)    (202)
Increase in inventories                                      (27)     (11)
Increase (decrease) in accounts payable and
accrued liabilities                                         (126)      62
Decrease in restricted cash and other - asbestos-related       6       49
Change in liabilities subject to compromise                   (2)     (96)
Proceeds from insurance for asbestos litigation claims,
  excluding Fibreboard                                         5        -
Other                                                         43       35
                                                           -----    -----

     Net cash flow from operations                         $(145)   $  23
                                                           -----    -----

NET CASH FLOW FROM INVESTING

Additions to plant and equipment                           $ (78)   $ (75)
Investment in subsidiaries, net of cash acquired              (1)       -
Proceeds from sale of business                                10        -
Other                                                          -        1
                                                           -----    -----

     Net cash flow from investing                          $ (69)   $ (74)
                                                           -----    -----

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
            DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS (continued)

                                                   Six Months Ended
                                                       June 30,
                                                   2002     2001
                                                   ----     ----
                                              (In millions of dollars)
NET CASH FLOW FROM FINANCING

Net additions to long-term credit facilities           -       17
Subject to compromise                                (18)      (4)
Other reductions to long-term debt                    (1)       -
Other                                              $   1    $  (1)
                                                   -----    -----

     Net cash flow from financing                  $ (18)   $  12
                                                   -----    -----

Net decrease in cash and cash equivalents          $(232)   $ (39)
                                                   -----    -----

Cash and cash equivalents at beginning of period     605      461
                                                   -----    -----

Cash and cash equivalents at end of period         $ 373    $ 422
                                                   =====    =====

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)


The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

                                                                  June 30,      December 31,    June 30,
                                                                    2002           2001           2001
                                                                    ----           ----           ----
                                                                             (In millions of dollars)

  Accounts payable                                               $      197     $     195      $      197
  Accrued interest payable                                               40            40              40
  Accrued liabilities                                                    38            36              50
  Debt                                                                2,831         2,843           2,838
  Income taxes payable                                                  199           209             209
  Reserve for asbestos litigation claims - Owens Corning              2,183         2,197           2,200
  Reserve for asbestos-related claims - Fibreboard                    1,312         1,284           1,271
                                                                 ----------     ---------      ----------

       Total consolidated                                             6,800         6,804           6,805

       Payables to non-debtors                                          726           761             717
                                                                 ----------     ---------      ----------

       Total debtor                                              $    7,526     $   7,565      $    7,522
                                                                 ==========     =========      ==========

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

                          Quarter Ended  Six Months Ended
                             June 30,        June 30,
                           2002    2001    2002    2001
                           ----    ----    ----    ----
                             (In millions of dollars)

Professional fees          $ 17    $ 16    $ 35    $ 34
Payroll and compensation      6       5      12      12
Interest income              (2)     (4)     (4)     (9)
Other, net                    4       -       7       1
                           ----    ----    ----    ----

     Total                 $ 25    $ 17    $ 50    $ 38
                           ====    ====    ====    ====

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

The Company has reported financial information about each of these two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

                                                            Quarter Ended         Six Months Ended
                                                               June 30                 June 30
                                                               -------                 -------
NET SALES                                                2002         2001         2002         2001
                                                         ----         ----         ----         ----
                                                                    (In millions of dollars)
Reportable Segments

Building Materials Systems
     United States                                     $     887    $     838    $   1,651     $  1,531
     Europe                                                    1            1            2            3
     Canada and other                                         49           46           83           82
                                                       ---------    ---------    ---------     --------

        Total Building Materials Systems                     937          885        1,736        1,616
                                                       ---------    ---------    ---------     --------

Composite Solutions
     United States                                           226          218          417          411
     Europe                                                   79           90          159          190
     Canada and other                                         43           46           80           89
                                                       ---------    ---------    ---------     --------

        Total Composite Solutions                            348          354          656          690
                                                       ---------    ---------    ---------     --------

        Total reportable segments                      $   1,285    $   1,239    $   2,392     $  2,306
                                                       =========    =========    =========     ========

External Customer Sales by Geographic Region

United States                                          $   1,113    $   1,056    $   2,068     $  1,942
Europe                                                        80           91          161          193
Canada and other                                              92           92          163          171
                                                       ---------    ---------    ---------     --------

     Net sales                                         $   1,285    $   1,239    $   2,392     $  2,306
                                                       =========    =========    =========     ========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

2.    SEGMENT DATA (continued)

                                                             Quarter Ended           Six Months Ended
                                                                June 30,                 June 30,
INCOME FROM OPERATIONS                                    2002         2001          2002        2001
                                                          ----         ----          ----        ----
                                                                     (In millions of dollars)
Reportable Segments

Building Materials Systems
     United States                                      $    80      $     52     $    113     $     72
     Europe                                                   -             -            -            -
     Canada and other                                         7             3            9            4
                                                        -------      --------     --------     --------

        Total Building Materials Systems                     87            55          122           76
                                                        -------      --------     --------     --------

Composite Solutions
     United States                                           14            39           14           58
     Europe                                                   4            11           16           24
     Canada and other                                         8             7           11           12
                                                        -------      --------     --------     --------

        Total Composite Solutions                            26            57           41           94
                                                        -------      --------     --------     --------

        Total reportable segments                       $   113      $    112     $    163     $    170
                                                        =======      ========     ========     ========

Geographic Regions

United States                                           $    94      $     91     $    127     $    130
Europe                                                        4            11           16           24
Canada and other                                             15            10           20           16
                                                        -------      --------     --------     --------

     Total reportable segments                          $   113      $    112     $    163     $    170
                                                        =======      ========     ========     ========

Reconciliation to Consolidated Income Before
  Provision for Income Taxes

Restructuring and other charges                               3           (17)          (9)         (59)
Chapter 11 related reorganization items                     (25)          (17)         (50)         (38)
General corporate expense                                   (21)          (21)         (31)         (33)
Cost of borrowed funds                                       (4)           (4)          (8)          (8)
Other                                                         -             2            -            6
                                                        -------      --------     --------     --------

Consolidated income before provision for
  income taxes                                          $    66      $     55     $     65     $     38
                                                        =======      ========     ========     ========

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

4.       RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

Second Quarter 2002

During the second quarter of 2002, certain restructuring programs put into place during 2000 and 2001 continued due to the timing of events in these programs. The combination of these continued restructuring programs led to the Company recording approximately $3 million in a pretax credit in the second quarter of 2002. This pretax credit was comprised of a $5 million pretax credit to other operating expense, a $1 million pretax credit to restructure charge (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)), and a $3 million pretax charge to cost of sales. The credit to other operating expense included a credit for the settlement of certain funds subject to an administrative freeze that were previously determined to be unrealizable (See Note 1). The rights to these funds were originally transferred to the Company as part of the sale of the Company's 40% interest in Alcopor Owens Corning (See Note 5). The charge to cost of sales included charges associated with the Company's previously announced plan to realign its Newark, Ohio manufacturing facility and a write down to inventory mainly to reflect updated estimates of the net realizable value.

First Quarter 2002

In response to the slowed economy and to the declining margins in the composites business, the Company has continued to assess cost structures of certain businesses and facilities as well as overhead expenditures for the entire company. In addition, certain restructuring programs put into place during 2000 and 2001 continued in the first quarter of 2002 due to the timing of events in these programs. The combination of these continued restructuring programs and the continued assessment of the businesses led to the Company recording approximately $12 million in pretax charges in the first quarter of 2002. These pretax charges were comprised of an $8 million pretax restructure charge and $4 million of pretax other charges. The restructure charge represents severance costs associated with the elimination of approximately 230 positions, primarily in the U.S. The primary groups impacted include manufacturing and administrative personnel. As of June 30, 2002, approximately $4 million has been paid and charged against the reserve. The restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss).

The $4 million in pretax other charges included $2 million in charges associated with the Company's realignment at its Newark, Ohio manufacturing facility and various other charges totaling $2 million. The realignment plan for the Newark facility was announced in the third quarter of 2000 and is anticipated to be complete in the fourth quarter of 2002. As work progresses on the facility, costs are recorded as they are incurred. The $4 million pretax charge was accounted for as a $5 million charge to cost of sales and a $1 million credit to other operating expenses.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

2001 Charges

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

The $26 million charge for restructuring represents $21 million for severance costs associated with the elimination of approximately 460 positions, primarily impacting manufacturing and administrative personnel in the U.S., Canada and the U.K. The remaining $5 million represented a charge for the divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. As of June 30, 2002, approximately $19 million has been paid and charged against this reserve.

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

The following table summarizes the status of the liabilities from the 2000, 2001 and 2002 restructure programs described above, including cumulative spending and adjustments and the remaining balance as of June 30, 2002:

                                                       Liability at
                                 Original      Total     June 30,
(In millions of dollars)        Liability   Payments      2002
                                ---------   --------      ----

Personnel Costs                    $ 45       $(37)       $  8
Facility and Business Exit Costs      4         (3)          1
                                   ----       -----       ----

Total                              $ 49       $(40)       $  9
                                   ----       -----       ----

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

5.    ACQUISITION AND DIVESTITURES OF BUSINESSES

Acquisitions

On June 25, 2002, the Company received Bankruptcy Court approval to consummate the restructuring of the Company's Indian joint venture, Owens-Corning (India) Limited ("OCIL"). As part of the restructuring, the Company, through its wholly-owned subsidiary, IPM Inc., infused approximately $3 million of new value into OCIL and Owens Corning agreed to allow a guarantee claim in the amount of approximately $19 million in its Chapter 11 proceedings in respect of OCIL's junior debt. In addition, OCIL's senior debt maturities were extended, and certain of its junior debt (to be determined as part of a formula) will be converted to redeemable convertible debentures. Through these restructuring efforts the Company's ownership interest in OCIL increased from 50% to 60%. The Company will consolidate OCIL during the third quarter of 2002 once the restructuring has been consummated by all of the parties to the restructuring and approved by the Indian Government at which time the allowed claim of approximately $19 million will be added to amounts Subject to Compromise. Owens Corning will account for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed, including approximately $57 million of senior debt and the amount of the redeemable convertible debentures, will be recorded at their fair values and the results of operations will be consolidated from that date. Prior to July 1, 2002, the Company accounted for this joint venture under the equity method. The pro forma effect of this acquisition on revenues and earnings is not expected to be material.

Divestitures

During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe with operations mostly in Europe. Net proceeds from the sale were $22 million, of which $20 million was received in the first quarter of 2001, which approximated book value.

During the fourth quarter of 2001, the Company sold its remaining 40% interest in Alcopor Owens Corning, an unconsolidated joint venture. Net proceeds from the divestiture were approximately $23 million, of which approximately $9 million remained in escrow at December 31, 2001 and was received in January 2002. In addition, during the second quarter of 2002, the Company recognized a pretax gain of approximately $4 million related to the settlement of certain funds subject to an administrative freeze that were previously determined to be unrealizable. The rights to these funds were originally transferred to the Company as part of the sale (see Note 4).

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)
6.    INVENTORIES

Inventories are summarized as follows:

                               June 30,     December 31,
                                 2002          2001
                                 ----          ----
                              (In millions of dollars)
Finished goods                   $ 374        $ 378
Materials and supplies             170          150
                                 -----        -----
FIFO inventory                     544          528
Less:  reduction to LIFO basis     (94)         (91)
                                 -----        -----
  Total inventory                $ 450        $ 437
                                 =====        =====

Approximately $133 million and $120 million of total inventories were valued using the LIFO method at June 30, 2002 and December 31, 2001, respectively.

7.    COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended June 30, 2002 and 2001 was $83 million and $31 million, respectively. The Company's other comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions to record at fair value.

8.    EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

                                           Quarter Ended June 30,   Six Months Ended June 30,
                                              2002       2001          2002        2001
                                              ----       ----          ----        ----
                                            (In millions of dollars, except share data)

Net income (loss) used for basic and diluted
  earnings per share                        $     36   $     29      $   (411)   $     19
                                            ========   ========      ========    ========

Weighted average number of shares
  outstanding used for basic earnings per
  share (thousands)                           55,038     55,076        55,056      55,058
                                            --------   --------      --------    --------

Deferred awards (thousands)                      190        303             -         337
                                            --------   --------      --------    --------

Shares from assumed conversion of
  preferred securities (thousands)             4,566      4,566             -       4,566
                                            --------   --------      --------    --------

Weighted average number of shares
  outstanding and common equivalent
  shares used for diluted earnings per
  share (thousands)                           59,794     59,945        55,056      59,961
                                            ========   ========      ========    ========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

8.    EARNINGS PER SHARE (continued)

For the six months ended June 30, 2002, the number of shares used in the calculation of diluted earnings per share did not include 224 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

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

The Company enters into various types of derivative financial instruments to manage its foreign currency exchange risk, interest rate risk, and commodity risks, as indicated in the following table.

                                                           Notional Amount             Notional Amount
                                                            June 30, 2002             December 31, 2001
                                                            -------------             -----------------
                                                                    (In millions of dollars)
Forward currency exchange contracts                             $   83                      $   30
Interest rate swaps                                                 22                          19
Commodity future contracts                             540,000 MMBTU per month     540,000 MMBTU per month
                                                          for three months             for nine months
                                                       350,000 MMBTU per month                -
                                                          for five months

Foreign Currency Exchange Risk and Interest Rate Risk Management

In the second quarter of 2002, the Company entered into forward exchange contracts to manage its exposure against foreign currency fluctuations on certain purchases of inventories in foreign currencies. The contracts entered into consisted of 35 forward currency exchange contracts that exchanged approximately 17 million U.S. dollars to euros, 6 million British pounds sterling to euros, 35 million Swedish krone to euros, 126 million Norwegian krone to euros, and 14 million U.S. dollars to Canadian dollars. As of June 30, 2002 the Company had 30 forward currency exchange contracts that exchanged approximately 14 million U.S. dollars to euros, 5 million British pounds sterling to euros, 30 million Swedish krone to euros, 108 million Norwegian krone to euros, and 10 million U.S. dollars to Canadian dollars. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as cash flow hedges and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of ineffectiveness, which is recorded as other income in the statement of income. As of June 30, 2002, accumulated other comprehensive income (loss) related to these contracts was a loss of approximately $1 million, and the ineffectiveness recorded as other income (loss) was not material.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

9.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. In the second quarter of 2002, the Company entered into 5 contracts that exchanged approximately 8 million British pounds sterling to euros, 50 million Norwegian krone to euros, and 3 million U.S. dollars to euros. As of June 30, 2002 the Company had 5 forward currency exchange contracts that exchanged approximately 8 million British pounds sterling to euros, 50 million Norwegian krone to euros, and 3 million U.S. dollars to euros. As of December 31, 2001, the Company had 2 forward currency exchange contracts that exchanged 75 million Norwegian krone to euros and approximately 4 million U.S. dollars to euros. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as fair value hedges and changes in the fair value are recorded in the Consolidated Statement of Income (Loss), the effect of which was not material during any period.

During 2001, the Company also entered into a foreign currency exchange contract to reduce its exposure to certain U.S. dollar denominated debt instruments in China. The 2001 contract, which matured in the first quarter of 2002, exchanged approximately 83 million Chinese renminbi against approximately 10 million U.S. dollars. During the first quarter of 2002 the Company entered into a new contract that exchanged 83 million Chinese renminbi against approximately 10 million U.S. dollars, which remained outstanding at June 30, 2002. This contract effectively extended the hedge of U.S. dollar denominated debt entered into in 2001. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as fair value hedges and changes in the fair value are recorded in the Consolidated Statement of Income (Loss), the effect of which was not material during any period.

During 2001 and the first two quarters of 2002, the Company invested excess cash in South America in Brazilian certificates of deposit, treasury bonds and debentures. At the same time these investments were made, an equivalent amount of Brazilian real was swapped into U.S. dollars at a U.S. dollar interest rate with matching investment amounts and maturity dates. The purpose of these swap contracts is to reduce the impact of changes in the Brazilian real and U.S. dollar exchange rates. At June 30, 2002, there were 31 such cross-currency interest rate swap contracts outstanding at a notional amount of $22 million U.S. dollars. At December 31, 2001, there were 18 such cross-currency interest rate swap contracts outstanding at a notional amount of $19 million U.S. dollars. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as cash flow hedges and changes in the fair market value are recorded in other comprehensive income
(loss), except to the extent of ineffectiveness, which is recorded as other income in the statement of income. As of June 30, 2002 and December 31, 2001, accumulated other comprehensive income (loss) related to these contracts was a loss of approximately $3 million and income of approximately $10 million, respectively, and the ineffectiveness recorded as other income (loss) was not material in either period.

Commodity Risk Management

During 2001, the Company entered into a swap contract for 4,860,000 MMBTU's of natural gas to hedge its exposure to fluctuating commodity prices. The contract is a cash flow hedge and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of ineffectiveness which is recorded as other income in the statement of income. At June 30, 2002, the accumulated other comprehensive income (loss) related to the contract was not material and the ineffectiveness recorded as

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

9.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

other income (loss) was also not material. At December 31, 2001, accumulated other comprehensive income (loss) related to the contract was a loss of approximately $2 million and the ineffectiveness recorded as other income (loss) was not material. During the second quarter of 2002 the Company entered into an additional swap agreement for 2,100,000 MMBTU's of natural gas. This contract is accounted for in the same manner as the previous natural gas hedge. At June 30, 2002, the accumulated other comprehensive income (loss) related to the contract was not material and the ineffectiveness recorded as other income (loss) was also not material.

Other Financial Instruments with Off-Balance-Sheet Risk

As of June 30, 2002 and December 31, 2001, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $25 million and $38 million, respectively. As of June 30, 2002, and December 31, 2001, approximately $23 million and $34 million, respectively, of such indebtedness was alleged to be in default as a result of the Filing. Included in such indebtedness as of June 30, 2002 and December 31, 2001 was approximately $19 million owed by Owens-Corning (India) Limited, which will be consolidated during the third quarter of 2002 (see Note 5). Subject to the foregoing, the Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

There is no market for the guarantees of indebtedness discussed above and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

10.   CONTINGENT LIABILITIES

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

During the second quarter of 2002, Owens Corning completed a comprehensive reconciliation of personal injury asbestos claims against it (and Fibreboard, see Item B below) in light of currently available information. As a result, it has been able to update certain information below concerning settled and pending claims. Owens Corning cautions, however, that it has limited information about many of such claims, and the actual numbers remain subject to adjustment.

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

As discussed more fully below under the heading "Reserve", ultimately, Owens Corning's (and Fibreboard's) total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in Owens Corning's pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

National Settlement Program Claims

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

As of the Petition Date, the NSP covered approximately 239,000 Initial Claims, approximately 150,000 of which had satisfied all conditions to final settlement, including receipt of executed releases, or other resolution (the "Final NSP Settlements") at an average cost per claim of approximately $9,300. As of the Petition Date, approximately 89,000 of such Final NSP Settlements had been paid in full or otherwise resolved, and approximately 61,000 were unpaid in whole or in part. As of such date, the remaining balance payable under NSP Agreements in connection with these unpaid Final NSP Settlements was approximately $510 million. Through the Petition Date, Owens Corning had received approximately 6,000 Future Claims under the NSP.

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of claims thereunder will be treated under the terms of any plan or plans of reorganization.

Non-NSP Claims

As of the Petition Date, approximately 29,000 asbestos personal injury claims were pending against Owens-Corning outside the NSP. This compares to approximately 25,000 such claims pending on December 31, 1999. The information needed for a critical evaluation of pending claims, including the nature and severity of disease and definitive identifying information concerning claimants, typically becomes available only through the discovery process or as a result of settlement negotiations, which often occur years after particular claims are filed. As a result, Owens Corning has limited information about many of such claims.

Owens Corning resolved (by settlement or otherwise) approximately 10,000 asbestos personal injury claims outside the NSP during 1998, 5,000 such claims during 1999 and 3,000 such claims during 2000 prior to the Petition Date. The average cost of resolution was approximately $35,900 per claim for claims resolved during 1998, $34,600 per claim for claims resolved during 1999, and $44,800 per claim for claims resolved during 2000 prior to the Petition Date. As a rule, these claims were settled as they were scheduled for trial, and they typically involved more serious injuries and diseases. Accordingly, Owens Corning does not believe that such average costs of resolution are representative of the value of the non-NSP claims then pending against the Company.

At this time, Owens Corning is unable to predict the manner in which non-NSP claims will be treated under the terms of any plan or plans of reorganization.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

Asbestos-Related Payments

As a result of the Filing, Owens Corning has not made any asbestos-related payments since the Petition Date except for approximately $20 million paid on its behalf by third parties pursuant to appeal bonds issued prior to the Petition Date. During 1999 and 2000 (prior to the Petition Date), Owens Corning (excluding Fibreboard) made asbestos-related payments falling within four major categories: (1) Settlements in respect of verdicts incurred or claims resolved prior to the implementation of the NSP ("Pre-NSP Settlements"); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and
(4) Defense, claims processing and administrative expenses, as follows:

                                                                  2000 (through
                                                         1999   October 4, 2000)
                                                         ----   ----------------
                                                      (In millions of dollars)

Pre-NSP Settlements                                      $170         $ 51
NSP Settlements                                           570          538
Non-NSP Settlements                                        30           42
Defense, Claims Processing and Administrative Expenses     90           54
                                                         ----         ----
                                                         $860         $685
                                                         ====         ====

All amounts discussed above are before tax and application of insurance recoveries.

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At June 30, 2002, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets (under the caption "Restricted cash - asbestos and insurance related") and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below).

At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will be under the terms of any plan or plans of reorganization. However, in 2001, the holder of approximately $49 million of Undistributed Administrative Deposits for Owens Corning (and approximately $28 million of similar Undistributed Administrative Deposits for Fibreboard) filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds ("Subject Deposits") to the escrow beneficiaries. As the result of hearings held on June 20 and July 22, 2002, the Bankruptcy Court has ruled that escrow beneficiaries that had received both written notice of approval for payment and an initial payment from the Subject Deposits prior to the Petition Date would be entitled to receive their remaining payments (plus post-judgment interest after June 20, 2002) from the principal of the Subject Deposits, with the balance of the Subject Deposits, if any, plus any other investment proceeds to be returned to Owens Corning (or Fibreboard, as appropriate) as contributor of the deposits. The creditors' committee representing unsecured creditors and the representative for the class of future asbestos claimants have each filed a notice of appeal from the order.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

Tax Legislation

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

Despite the strong bipartisan support for both bills, there has been no action on these bills during 2002 and there can be no assurance that any such legislation ultimately will be enacted. Moreover, as a result of the Filing, there is uncertainty regarding the impact of the proposed tax legislation on the Debtors' respective estates even if such legislation were enacted.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

Insurance

During the second quarter of 2002, Owens Corning received an additional $5 million payment in respect of a previous settlement with a bankrupt insurance carrier concerning coverage for asbestos-related personal injury claims. This amount was recorded as pre-tax income in the second quarter.

As of June 30, 2002, Owens Corning's financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

As of June 30, 2002, a reserve of approximately $2.2 billion in respect of Owens Corning's asbestos-related liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Reserve for asbestos litigation claims."

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

In connection with the negotiation of a plan or plans of reorganization, it is anticipated that a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, will develop analyses of liability for both pre-petition and future asbestos claims. Owens Corning and Fibreboard will also prepare analyses for use in the negotiation process. Such analyses will also be required in connection with the establishment, as part of the plan of reorganization, of a Section 524(g) trust for the benefit of asbestos claimants. Such analyses could vary substantially from the amounts of Owens Corning's and Fibreboard's respective existing asbestos reserves, and also could vary substantially from one another, for a number of reasons.

First, such analyses will not involve the same type of estimation process required in connection with the preparation of financial statements under generally accepted accounting principles. In general, such accounting principles require accruals with respect to contingent liabilities (including asbestos liabilities) only to the extent that such liabilities are both probable and reasonably estimable. With respect to such liabilities that are probable as to which a reasonable estimate can be made only in terms of a range (with no point within the range determined to be more probable than any other point in such range), such accounting principles require only the accrual of the amount representing the low point in such range.

In contrast, analyses prepared by interested constituencies in asbestos-related bankruptcy cases customarily cover potential liabilities over a 50 year period (at the end of which it is anticipated that potential asbestos claimants would in any event have died as a result of other non-asbestos-related causes). Owens Corning believes that any such analyses, and any assumptions utilized in the preparation of such analyses, are inherently speculative for a number of reasons, including the variables and uncertainties described in this Note.

Moreover, because such analyses will be prepared solely for use in the negotiation of a plan of reorganization, they will naturally reflect the respective interests of the different constituencies putting them forward.
Certain constituencies, for example, may have an interest in presenting an analysis that estimates such liability at the highest level that can arguably be justified; others may have an interest in estimating such liability at the lowest possible level; while others may have an interest in estimating such liability at a point between the two extremes, in an effort to achieve consensus in the negotiation of the plan of reorganization. In addition, interested constituencies in Owens Corning's bankruptcy proceedings may also take into account the implications of any such analyses prepared for use in Owens Corning's bankruptcy proceedings on their position in one or more of the other asbestos-related bankruptcy cases pending in the District of Delaware or elsewhere.

In light of the factors described above, among others (including its review of developments in other asbestos-related bankruptcies, both pending and concluded), Owens Corning believes that some, if not all, of such analyses prepared in connection with the negotiation of its plan of reorganization may involve estimates of Owens Corning's and Fibreboard's respective asbestos liabilities that are many billions of dollars in excess of current reserves.

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

At June 30, 2002,  as a result of the Filing and the  uncertainties  referred to
above,   the   approximate   balances  of  the  components  of  Owens  Corning's
asbestos-related reserve were:

                                                Balance
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

Owens Corning believes that its reserve for asbestos claims represents at least a minimum in a range of possible estimates of the ultimate costs to resolve asbestos-related claims against it through the Chapter 11 process. Owens Corning will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a revision to the reserve is appropriate until significant developments occur during the course of the Chapter 11 Cases, including resolution of the uncertainties described above. Any such revision could, however, be material to the Company's consolidated financial position and results of operations in any given period.

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure. Fibreboard received approximately 22,000 asbestos personal injury claims during 2000. Prior to the Petition Date, the vast majority of Fibreboard asbestos personal injury claims were in the process of being resolved through the NSP, as described below. As a result of the Filing, all pre-

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

petition asbestos claims and pending litigation against the Debtors were automatically stayed (see Note 1). Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to a plan or plans of reorganization. Owens Corning is unable to determine at this time whether asbestos-related claims asserted against Fibreboard will be treated in the same manner as those asserted against Owens Corning in any such plan or plans.

National Settlement Program Claims

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

As of the Petition Date, the NSP covered approximately 206,000 Initial Claims against Fibreboard, approximately 118,000 of which had satisfied all conditions to final settlement, including receipt of executed releases, or other resolution as Final NSP Settlements at an average cost per claim of approximately $7,400. As of the Petition Date, approximately 62,000 of such Final NSP Settlements had been paid in full or otherwise resolved and approximately 56,000 were unpaid in whole or in part. As of such date, the remaining balance payable under NSP Agreements in connection with these unpaid Final NSP Settlements was approximately $330 million. The NSP Agreements also provided for the resolution of Future Claims against Fibreboard through the administrative processing arrangement described in Item A. Through the Petition Date, Fibreboard had received approximately 6,000 Future Claims under the NSP.

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of Fibreboard claims thereunder will be treated under the terms of any plan or plans of reorganization.

Non-NSP Claims

As of the Petition Date, approximately 9,000 asbestos personal injury claims were pending against Fibreboard outside the NSP. This compares to approximately 1,000 such claims pending on December 31, 1999. Fibreboard resolved (by settlement or otherwise) approximately 2,000 asbestos personal injury claims outside the NSP during 2000 prior to the Petition Date at an average cost of resolution of approximately $45,000 per claim. Generally, these claims were settled as they were scheduled for trial, and they typically involved more serious injuries and diseases. Accordingly, Owens Corning does not believe that such average costs of resolution are representative of the value of the non-NSP claims then pending against Fibreboard.

At this time, Owens Corning is unable to predict the manner in which Fibreboard non-NSP claims will be treated under the terms of any plan or plans of reorganization.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

Insurance Settlement

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

As of June 30, 2002, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1,185 million (net of outstanding payables) was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard
Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. At June 30, 2002, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other - Fibreboard." See Note 11 for additional information concerning the Fibreboard Settlement Trust.

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

Asbestos-Related Payments

As a result of the Filing, Fibreboard has not made any asbestos-related payments since the Petition Date. During 2000 (prior to the Petition Date), gross payments for asbestos-related claims against Fibreboard, all of which were paid/reimbursed by the Fibreboard Settlement Trust, fell within four major categories, as follows:

                                                  2000 (through October 4, 2000)
                                                      (In millions of dollars)

Pre-NSP Settlements                                           $ 29
NSP Settlements                                                705
Non-NSP Settlements                                             41
Defense, Claims Processing and  Administrative Expenses         45
                                                              ----
                                                              $820

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

The payments for NSP Settlements include Administrative Deposits during the reporting period in respect of Fibreboard claims.

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As of June 30, 2002, a reserve of approximately $1.3 billion in respect of these liabilities was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities (see Note 11).

The approximate balances of the components of the Fibreboard asbestos-related reserve at September 30, 2000 (the ending date of the last reporting period preceding the Petition Date) were:

                                                           September 30, 2000
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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

At June 30, 2002,  as a result of the Filing and the  uncertainties  referred to
above,   the   approximate   balances  of  the   components  of  the  Fibreboard
asbestos-related reserve were:

                                                  Balance
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

Owens Corning believes that Fibreboard's reserve for asbestos claims represents at least a minimum in a range of possible estimates of the ultimate costs to resolve asbestos-related claims against Fibreboard through the Chapter 11 process. Owens Corning will continue to review Fibreboard's asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a revision to the reserve is appropriate until significant developments occur during the course of the Chapter 11 Cases, including resolution of the uncertainties described above. Any such revision could, however, be material to the Company's consolidated financial position and results of operations in any given period.

Other Matters

Securities Litigation

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

General Bar Date Claims

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the "General Bar Date"). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 24,000 proofs of claim (including the claims described below under the headings "PBGC Claim" and "Tax Claim"), totaling approximately $15.8 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. For further information concerning these claims, please see Note 1, under the heading "General Bar Date".

PBGC Claim

In connection  with the General Bar Date described  above,  the Pension  Benefit
Guaranty Corporation ("PBGC"), an agency of the United States, has filed a claim, in the amount of approximately $458 million, in connection with statutory liability for unfunded benefit liabilities of the Owens Corning Merged Retirement Plan (the "Pension Plan"). The claim states that it is contingent upon termination of the Pension Plan. Since Owens Corning does not anticipate that the Debtors' plan or plans of reorganization will provide for termination of the Pension Plan, it believes that this claim ultimately will become moot.

Tax Claim

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

As described in Note 1, under the heading "General Bar Date", the United States Department of Treasury has filed proofs of claim, totaling approximately $530 million, in connection with these tax claims.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 10, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of June 30, 2002, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the "Trust"). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity.

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

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. At June 30, 2002, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other - Fibreboard." Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 10, Part B). As of June 30, 2002, these liabilities were one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." These liabilities (including any reserve for the charitable remainder) are always at least equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. It will not be known whether any such assets will remain for distribution until the conclusion of the Chapter 11 Cases. At June 30, 2002, the Consolidated Financial Statements reflect Fibreboard's reserve for asbestos litigation claims at $1.208 billion, with a residual obligation to charity of $104 million.

For accounting purposes, the Trust Assets are classified from time to time as "available for sale" or "held to maturity" and are reported in the Consolidated Financial Statements in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, marketable securities classified as available for sale are recorded at fair market value and marketable securities designated as held to maturity are recorded at amortized cost. At June 30, 2002 and December 31, 2001, substantially all marketable securities were classified as "available for sale".

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

Results for the Period Ending June 30, 2002

During the second quarter of 2002 and 2001, Trust Assets generated interest/dividend earnings of approximately $13 million in both years ($26 million and $29 million, respectively, for the first six months of the year), which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. During each period, this income has been offset by an equal charge to other expense, which represents an increase in the residual liability to charity.

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the second quarter of 2002 or 2001. However, approximately $1 million was paid during the second quarter of 2002 and $2 million was paid during the six months ended June 30, 2002 for taxes related to earnings of the Trust. This payment was funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities during the second quarter of 2002 resulted in a realized loss of $1 million, while there was a realized gain of less than $1 million in 2001. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At June 30, 2002 and 2001, the fair market value adjustment for those securities designated as available for sale resulted in an unrealized gain of approximately $10 million and an unrealized loss of approximately $1 million, respectively. These amounts have been reflected in the Company's consolidated balance sheet as a change to the carrying amount of the asset and to other comprehensive income. These amounts have also been reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

At June 30, 2002, the fair value of Trust Assets and Administrative Deposits was $1.312 billion, which was comprised of Trust Assets of $1.203 billion of marketable securities and $18 million of outstanding payables and Administrative Deposits of $127 million.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   FIBREBOARD SETTLEMENT TRUST (continued)

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at June 30, 2002 and December 31, 2001 are as follows:

                                                 June 30, 2002
                                 Gross Unrealized           Gross Unrealized
                                  Cost        Gain          Loss      Fair Value
                                            (In millions of dollars)

Municipal Bonds                  $1,151        $10         $     -        $1,161
Corporate Bonds                       9          -                             9
Mutual Funds                         33          -               -            33
                                 ------        ---        --------        ------

Total                            $1,193        $10         $     -        $1,203
                                 ======        ===        ========        ======


                                                December 31, 2001
                                 Gross Unrealized             Gross Unrealized
                               Cost           Gain           Loss     Fair Value
                                              (In millions of dollars)

Municipal Bonds               $1,150         $     -         $   -        $1,150
Mutual Funds                      19               -             -            19
                              ------        --------        ------        ------

Total                         $1,169         $     -         $   -        $1,169
                              ======        ========        ======        ======

Maturities of investment securities classified as available for sale at June 30, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                 June 30, 2002          December 31, 2001
                                               Cost     Fair Value      Cost     Fair Value
                                                        (In millions of dollars)

Due within one year                          $  117       $  117       $   91       $   91
Due after one year through five years           738          747          679          679
Due after five years through ten years          152          153          171          171
Due after ten years                             186          186          228          228
                                             ------       ------       ------       ------
Total                                        $1,193       $1,203       $1,169       $1,169
                                             ======       ======       ======       ======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the six months ended June 30, 2002:

                                                     Interest Unrealized Net Sales   Realized
                                            Balance    and       Gain/     of         Gain/                       Balance
                                           12/31/01 Dividends   (Loss)  Securities   (Loss)   Other    Payments     6/30/02
                                           -------- ---------   ------  ----------   ------   -----    --------     -------
                                                                     (In millions of dollars)
Assets
Cash (payable for purchase of securities)  $   (18)    $ -        $ -    $    -       $ -       $ -     $     -     $   (18)
Marketable securities:
  Available for sale                         1,169      26         10         -        (1)        1          (2)      1,203
                                           -------     ---        ---    ------       ---       ---     -------     -------

     Total Trust assets                      1,151      26         10         -        (1)        1          (2)      1,185
                                           -------     ---        ---    ------       ---       ---     -------     -------

Administrative Deposits                        133       -          -         -         -        (6)          -         127
                                           -------     ---        ---    ------       ---       ---     -------     -------

Total assets                               $ 1,284     $26        $10    $    -       $(1)      $(5)    $    (2)    $ 1,312
                                           =======     ===        ===    ======       ===       ===     =======     =======

Liabilities
Asbestos litigation claims                 $ 1,213     $ -        $ -    $    -     $   -       $(5)    $     -     $ 1,208
Charity                                         71      26         10         -        (1)        -          (2)        104
                                           -------     ---        ---    ------       ---       ---     -------     -------

Total liabilities                          $ 1,284     $26        $10    $    -       $(1)      $(5)    $    (2)    $ 1,312
                                           =======     ===        ===    ======       ===       ===     =======     =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which it will use to account for goodwill and other intangibles in the future. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires an annual review for impairment using a fair value methodology.

The Company applied SFAS No. 142 beginning in the first quarter of 2002, which required the Company to cease amortizing goodwill and indefinite-lived intangibles. The Company has no indefinite-lived intangibles, separately identified. In addition, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment. The second step, which is performed on those reporting units determined to have potential impairment based on the first step, measures the amount of the impairment, if any. The results of the first step indicated that the carrying values of some reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. In the second step, the implied fair value of goodwill of these reporting units was determined through the allocation of the fair value to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $491 million, resulting in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. The goodwill recorded in the December 31, 2001 financial statements, which included the $491 million described above, was supported by the undiscounted estimated future cash flow of the related operations in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

To maintain a consistent basis for measurement of performance, the Company reclassified previously reported segment information related to goodwill and total assets to correspond to the earnings measurements by which the businesses are evaluated. Accordingly, approximately $15 million of goodwill as of January 1, 2002, was reclassified to the Building Materials Systems segment from the Composite Solutions segment. Previously reported segment information has been revised to reflect this change (see Note 2).

The changes in goodwill by segment during the quarter and six months ended June 30, 2002, were as follows:

                                          Quarter Ended June 30, 2002
                                          ---------------------------
                                                            Foreign   Balance at
                                 Balance at                 Exchange   June 30,
                               March 31, 2002 Reallocation and Other     2002
                               -------------- ------------ ---------     ----
                                              (In millions of dollars)
Composite Solutions                $ 31           $(15)        $2        $ 18
Building Materials Systems           90             15          1         106
                                   ----           ----         --        ----

Total                              $121           $  -         $3        $124
                                   ====           ====         ==        ====

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   GOODWILL AND OTHER INTANGIBLES (continued)

                                     Six Months Ended June 30, 2002
                                     ------------------------------
                                     Effect of                Foreign
                      Balance at     Adopting                Exchange    Balance
                      December 31,     SFAS                     and      at June
                         2001         No. 142   Reallocation   Other    30, 2002
                         ----         -------   ------------   -----    --------
                                          (In millions of dollars)
Composite Solutions       $ 33        $   -         $(15)      $   -      $ 18
Building Materials         577         (491)          15           5       106
                          ----        -----         ----          --      ----

Total                     $610        $(491)        $  -          $5      $124
                          ====        =====         ====          ==      ====

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to January 1, 2002. A reconciliation of the previously reported net income and earnings per share as if SFAS No. 142 had been adopted prior to January 1, 2001 is presented as follows:

                                                         Quarter Ended
                                              June 30, 2002        June 30, 2001
                                              -------------        -------------
                                 (In millions of dollars, except per share data)

Net income:
  Reported net income                              $   36             $   29
  Add back goodwill amortization, net of tax            -                  4
                                                   ------             ------
Adjusted net income                                $   36             $   33
                                                   ======             ======

Basic earnings per share:
  As reported                                      $  .65             $  .53
  Add back goodwill amortization, net of tax            -                .07
                                                   ------             ------
Adjusted basic earnings per share                  $  .65             $  .60
                                                   ======             ======

Diluted earnings per share:
  As reported                                      $  .60             $  .49
  Add back goodwill amortization, net of tax            -                .07
                                                   ------             ------
Adjusted diluted earnings per share                $  .60             $  .56
                                                   ======             ======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   GOODWILL AND OTHER INTANGIBLES (continued)

                                                       Six Months Ended
                                           June 30, 2002          June 30, 2001
                                           -------------          -------------
                                 (In millions of dollars, except per share data)

Net income (loss):
  Reported net income (loss)                   $  (411)               $   19
  Add back cumulative effect of change in
     accounting principle, net of tax              441                     -
  Add back goodwill amortization, net of tax         -                     7
                                               -------                ------
Adjusted net income                            $    30                $   26
                                               =======                ======

Basic earnings (loss) per share:
  As reported                                  $ (7.47)               $  .34
  Add back cumulative effect of change in
     accounting principle, net of tax             8.01                     -
  Add back goodwill amortization, net of tax         -                   .13
                                               -------                ------
Adjusted basic earnings per share              $   .54                $  .47
                                               =======                ======

Diluted earnings (loss) per share:
  As reported                                  $ (7.47)               $  .32
  Add back cumulative effect of change in
     accounting principle, net of tax             8.01                     -
  Add back goodwill amortization, net of tax         -                   .12
  Add back net impact of anti-dilutive shares
     outstanding (Note 8)                         (.04)                    -
                                               -------                ------
Adjusted diluted earnings per share            $   .50                $  .44
                                               =======                ======

All of the Company's acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the second quarter of 2002 and 2001. The Company estimates that amortization of intangibles will be approximately $3 million for each of the next five years. The components of other intangible assets are as follows:

                                                   June 30, 2002
                                                   -------------
                                 Weighted Average  Gross Carrying    Accumulated
                                        Lives          Amount       Amortization
                                        -----          ------       ------------
                                               (In millions of dollars)
Contract-based                             6             $ 3            $ (1)
Technology-based                          22              17              (7)
Marketing-related                          6              13              (8)
                                                         ---            ----
                                                         $33            $(16)
                                                         ===            ====

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

(All per share information in Item 2 is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, material and energy costs, residential construction activity, mortgage interest rate movements, achievement of expected cost reductions, developments in and the outcome of the Chapter 11 proceedings described below, and general economic conditions.

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

Owens Corning is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under such plan or plans and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will be under any such plan or plans with respect to (1) the guaranties issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries ("IPM"), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility" which is now in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., a wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

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

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Bar Dates for Filing Claims

GENERAL BAR DATE

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of pre-petition claims against the Debtors must file their claims (the "General Bar Date"). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Any holder of a claim that was required to file a claim by the General Bar Date and did not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim.

Approximately 24,000 proofs of claim (including late-filed claims), totaling approximately $15.8 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens
Corning is investigating these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for these claims in the Chapter 11 Cases.

In its initial review of the filed claims, Owens Corning has identified approximately 15,000 claims, totaling approximately $8.4 billion, which it believes should be disallowed by the Bankruptcy Court, primarily because they appear to be duplicate claims or claims that are not related to the indicated Debtor (the "Objectionable Claims"). Owens Corning will file a motion to dismiss these Objectionable Claims. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of these claims will be disallowed.

In addition to the Objectionable Claims described above, at June 30, 2002, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.4 billion, as follows:

- Approximately 2,900 claims, totaling approximately $1.2 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 for additional information concerning asbestos-related liabilities.

- Approximately 600 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

- Approximately 5,500 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the "General Claims"). The Company has previously recorded approximately $3.6 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading "Tax Claim" in Note 10 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading "PBGC Claim" in Note 10 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, which Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; claims for contract rejections, totaling approximately $260 million, of which approximately $200 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2002; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning's investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company's consolidated financial position and results of operations in any given period.

ASBESTOS BAR DATE

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Despite this, approximately 2,700 proofs of claim (in addition to claims described above under "General Bar Date"), totaling approximately $2.1 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 900, totaling approximately $0.4 billion, as Objectionable Claims, for which it will file a motion to dismiss. Of the remaining claims, Owens Corning believes that a substantial majority represented claimants that had previously asserted asbestos-related claims against the Company. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Business Overview

Owens Corning is committed to continuing to invest in our businesses and to provide quality products to our customers. The Company is committed to engaging our employees to provide outstanding support for our customers and world-class performance for our Company.

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

Quarter and Six Months Ended June 30, 2002

SALES AND PROFITABILITY FOR THE QUARTER ENDED JUNE 30, 2002

Net sales for the quarter ended June 30, 2002 were $1.285 billion, up 4% from the second quarter of 2001 level of $1.239 billion, principally due to higher volumes in U.S. Building Materials partially offset by lower sales volume in the European composite market. Sales in the Building Materials segment increased 6% to $937 million in the second quarter of 2002, compared to $885 million in the second quarter of 2001, due to volume increases in the U.S. residential insulation and roofing markets, partially offset by lower prices in U.S. residential insulation markets. In the Composite Solutions business, sales were $348 million during the second quarter of 2002, down 2% from $354 million in 2001 primarily due to lower sales volume in Europe, partially offset by higher sales volume in the U.S. and Asia Pacific. Please see Note 2 to the Consolidated Financial Statements for further details of segment sales. On a consolidated basis, there was a favorable currency translation impact on sales denominated in foreign currencies during the second quarter of 2002 compared to the second quarter of 2001.

Sales outside the U.S. represented 13% of total sales during the second quarter of 2002, compared to 15% during the first quarter of 2001. The decline in non-U.S. sales is primarily due to decreases in sales volume in composite materials in Europe.

Gross margin for the quarters ended June 30, 2002 and 2001 was 19% and 18% of net sales, respectively. Marketing and administrative expenses increased to $144 million in the second quarter of 2002, compared to $128 million in the second quarter of 2001, primarily as the result of programs supporting our growth initiatives, employee training, and selling costs associated with higher Building Material sales volume.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

On a comparative basis, income from operations increased to $70 million for the quarter ended June 30, 2002 from $57 million in 2001, primarily reflecting lower Chapter 11 related costs, asbestos insurance proceeds, and a credit in the second quarter of 2002 for restructure and other charges compared to a charge in 2001. Please see the table below for further details of these items. Also negatively impacting income from operations were increased costs associated with post-retirement health and pension related expenses, which were up approximately $8 million from the second quarter 2001, due mainly to changes in plan assumptions and prior declines in plan asset values. Primary drivers of income from operations in our business segments were sales volume increases in our Building Materials market and productivity improvements across most businesses, partially offset by price and volume decreases in our Composites business. Other contributing factors to income from operations for the second quarter 2002 in the Building Materials segment were lower energy costs, higher asphalt costs in residential roofing, increased operating expenses as a result of spending in support of our growth initiatives, as well as higher selling costs attributable to a higher sales volume. Please see Note 2 to the Consolidated Financial Statements for further details of segment income from operations.

Income from ongoing operations is a measurement utilized by management for evaluating the results of the Company. It is provided to give an indication of the performance of the Company after taking into account the items detailed in the table below. Income from ongoing operations is not a recognized measurement of results under accounting principles generally accepted in the United States, and may not be consistent with similarly titled amounts of other companies. The reconciliation from income from operations to income from ongoing operations is as follows:

                                                                 Quarter Ended
                                                                    June 30,
                                                        (In millions of dollars)
                                                                 2002       2001
                                                                 ----       ----
Reported income from operations                                  $ 70        $57
Restructure (credit)/charges (See below)                           (1)         7
Other (credits)/charges in cost of sales and operating
  expenses (See below)                                             (2)        10
Chapter 11 related reorganization items (See Note 1)               25         17
Proceeds from insurance for asbestos litigation claims,
  excluding Fibreboard (See Note 10)                               (5)         -
                                                                 ----        ---
Income from ongoing operations                                   $ 87        $91
                                                                 ====        ===

For the quarter ended June 30, 2002, Owens Corning reported net income of $36 million, or $.60 per share on a diluted basis, compared to net income of $29 million, or $.49 per share on a diluted basis, for the quarter ended June 31, 2001. Cost of borrowed funds was $4 million for each of the referenced quarters (from the Petition Date through June 30, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $294 million, of which $35 million relates to the second quarter of 2002 and $44 million relates to the second quarter of 2001 (please see Note 1 to the Consolidated Financial Statements)).

SALES AND PROFITABILITY FOR THE SIX MONTHS ENDED JUNE 30, 2002

Net sales for the six months ended June 30, 2002 were $2.392 billion, up from the $2.306 billion reported for the first six months of 2001, principally due to higher volumes in U.S. Building Materials partially offset by volume declines in the European composite market.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

On a comparative basis, income from operations for the six months ended June 30, 2002 was $73 million compared to $40 million for 2001. This increase was primarily attributable to lower restructure and other charges and asbestos insurance proceeds, partially offset by an increase in Chapter 11 related costs. Please see the table below for further details of these items. Further negatively impacting income from operations was increased costs associated with post-retirement health and pension related expenses, which were up approximately $18 million from the six months ended 2001, due mainly to changes in plan assumptions and prior declines in plan asset values. Factors affecting income from operations in our business segments include sales volume increases in Building Materials and decreased material and energy costs for both segments, partially offset by lower price and higher operating expenses in our Building Materials businesses. Please see Note 2 to the Consolidated Financial Statements for further details of segment income from operations.

The reconciliation from income from operations to income from ongoing operations (see description above) is as follows:

                                                                Six Months Ended
                                                                    June 30,
                                                        (In millions of dollars)
                                                                2002        2001
                                                                ----        ----
Reported income from operations                                $  73        $ 40
Restructure charges (See below)                                    7          16
Other charges in cost of sales and operating expenses
  (See below)                                                      2          43
Chapter 11 related reorganization items (See Note 1)              50          38
Proceeds from insurance for asbestos litigation claims,
  excluding Fibreboard (See Note 10)                              (5)          -
                                                               -----        ----
Income from ongoing operations                                 $ 127        $137
                                                               =====        ====

The net loss for the six months ended June 30, 2002 was $411 million, or $(7.47) per share compared to net income of $19 million or $.32 per share for the same period in 2001. Results for the six months ended June 30, 2002 reflect a non-cash charge of $491 million ($441 million net of tax) as the result of the implementation of SFAS No. 142 (see discussion below under "Accounting Changes"). Cost of borrowed funds was $8 million for each of the referenced periods (contractual interest expense not accrued or recorded on pre-petition debt totaled $71 million for the six months ended June 30, 2002 and $93 million for the six months ended June 30, 2001 (please see Note 1 to the Consolidated Financial Statements)).

Restructuring of Operations and Other Charges

ONGOING BUSINESS REVIEW

In connection with the Chapter 11 proceedings and the development of a plan or plans of reorganization, the Company has initiated a comprehensive strategic review of its businesses. During the course of that review, the Company anticipates that additional restructuring and similar charges, including asset impairment and wind-up costs, may be identified and recorded during the second half of 2002 and periods beyond. Such charges could be material to the consolidated financial position and results of operations of the Company in any given period. In addition, Owens Corning notes that certain of its businesses are operated wholly or in part through subsidiary entities. To the extent that any restructuring or similar charges impact such subsidiary entities, the financial condition or results of operations of such subsidiary entities, and potentially other entities holding obligations of such subsidiary entities, may be adversely impacted, perhaps materially.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

SECOND QUARTER 2002

During the second quarter of 2002, certain restructuring programs put into place during 2000 and 2001 continued due to the timing of events in these programs. The combination of these continued restructuring programs led to the Company recording approximately $3 million in a pretax credit in the second quarter of 2002. This pretax credit was comprised of a $5 million pretax credit to other operating expense, a $1 million pretax credit to restructure charge (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)), and a $3 million pretax charge to cost of sales. The credit to other operating expense included a credit for the settlement of certain funds subject to an administrative freeze that were previously determined to be unrealizable (See Note 1). The rights to these funds were originally transferred to the Company as part of the sale of the Company's 40% interest in Alcopor Owens Corning (See Note 5). The charge to cost of sales included charges associated with the Company's previously announced plan to realign its Newark, Ohio manufacturing facility and a write down to inventory mainly to reflect updated estimates of the net realizable value.

FIRST QUARTER 2002

In response to the slowed economy and to the declining margins in the composites business, the Company has continued to assess cost structures of certain businesses and facilities as well as overhead expenditures for the entire company. In addition, certain restructuring programs put into place during 2000 and 2001 continued in the first quarter of 2002 due to the timing of events in these programs. The combination of these continued restructuring programs and the continued assessment of the businesses led to the Company recording approximately $12 million in pretax charges in the first quarter of 2002. These pretax charges were comprised of an $8 million pretax restructure charge and $4 million of pretax other charges. The restructure charge represents severance costs associated with the elimination of approximately 230 positions, primarily in the U.S. The primary groups impacted include manufacturing and administrative personnel. As of June 30, 2002, approximately $4 million has been paid and charged against the reserve. The restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss).

The $4 million in pretax other charges included $2 million in charges associated with the Company's realignment at its Newark, Ohio manufacturing facility and various other charges totaling $2 million. The realignment plan for the Newark facility was announced in the third quarter of 2000 and is anticipated to be complete in the fourth quarter of 2002. As work progresses on the facility, costs are recorded as they are incurred. The $4 million pretax charge was accounted for as a $5 million charge to cost of sales and a $1 million credit to other operating expenses.

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

The $26 million charge for restructuring represents $21 million for severance costs associated with the elimination of approximately 460 positions, primarily impacting manufacturing and administrative personnel in the U.S., Canada and the U.K. The remaining $5 million represented a charge for the

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. As of June 30, 2002, approximately $19 million has been paid and charged against this reserve.

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

Income Taxes

The Company currently projects that its effective tax rate for the full year 2002 will be 46%, compared to 55% for the full year 2001.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations used $105 million in the six months ended June 30, 2002, compared to positive $30 million for the six months ended June 30, 2001. The decrease in cash flow from operations in 2002 is primarily attributable to the cash flow effect of a decrease in accounts payable of $119 million in the six months ended June 30, 2002 compared to an increase of $78 million in the same period of 2001.

Inventories at June 30, 2002 increased by $13 million from the December 31, 2001 level due largely to the seasonal build of inventories. Receivables at June 30, 2002 were $585 million, a $168 million increase over the December 31, 2001 level, attributable to the seasonal increase in sales. At June 30, 2002, Owens Corning's net working capital was $870 million and our current ratio was 2.16, compared to $800 million and 1.94, respectively, at December 31, 2001 and $948 million and 2.33, respectively, at June 30, 2001.

Investing activities used $99 million of cash during the six months ended June 30, 2002, compared to $62 million in the same period of 2001. Capital spending for property, plant and equipment, excluding acquisitions, for the six months was $104 million in 2002 and $83 million in 2001. We anticipate that 2002 spending for capital and investments will be approximately $280 million, a portion of which is uncommitted. We expect that funding for these expenditures will be from the Company's operations and existing cash on hand.

Financing activities in the six months ended June 30, 2002 resulted in a $17 million decrease in cash compared to an increase of $6 million during the same period in 2001. The results for 2002 reflect an $18 million application of funds previously subject to administrative freeze (see discussion below) to satisfy certain pre-petition indebtedness. At June 30, 2002, we had $2.831 billion of borrowings subject to compromise and $114 million of other borrowings (of which $97 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At June 30, 2001, we had $2.838 billion of borrowings subject to compromise and $119 million of other borrowings (of which $97 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

At June 30, 2002, the Company had $553 million of Cash and Cash Equivalents (of which approximately $4 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). During the second quarter of 2002, the Bankruptcy Court approved a settlement reached with certain pre-petition lenders covering approximately $36 million of funds previously subject to administrative freeze (of which approximately $32 million was previously reflected in cash and cash equivalents). Under this settlement, the Company received approximately $18 million of the funds and the remainder was applied by the lenders to satisfy certain pre-petition indebtedness.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"), which currently expires November 15, 2002. There were no borrowings outstanding under the DIP facility at June 30, 2002, however, approximately $54 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

Accounting Changes

Effective January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), see Note 9 to the Consolidated Financial Statements. This statement and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The impact of adoption at January 1, 2001 did not have a material effect in the Consolidated Statement of Income (Loss) and resulted in other comprehensive income of approximately $1 million.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which it will use to account for goodwill and other intangibles in the future. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires an annual review for impairment using a fair value methodology.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

The Company applied SFAS No. 142 beginning in the first quarter of 2002, which required the Company to cease amortizing goodwill and indefinite-lived intangibles. The Company has no indefinite-lived intangibles, separately identified. In addition, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment. The second step, which is performed on those reporting units determined to have potential impairment based on the first step, measures the amount of the impairment, if any. The results of the first step indicated that the carrying values of some reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. In the second step, the implied fair value of goodwill of these reporting units was determined through the allocation of the fair value to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $491 million, resulting in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. The goodwill recorded in the December 31, 2001 financial statements, which included the $491 million described above, was supported by the undiscounted estimated future cash flow of the related operations in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

Determining the fair value of goodwill through the allocation of the fair value to the underlying assets and liabilities requires management to make significant assumptions, including but not limited to, projections of cash flow, discount rate, and general market conditions. Management's judgments are based on historical experience, market trends, economic trends, and other information. While management believes their estimates based on the assumptions used are reasonable, actual results could differ from these estimates.

To maintain a consistent basis for measurement of performance, the Company reclassified previously reported segment information related to goodwill and total assets to correspond to the earnings measurements by which the businesses are evaluated. Accordingly, approximately $15 million of goodwill as of January 1, 2002, was reclassified to the Building Materials Systems segment from the Composite Solutions segment. Previously reported segment information has been revised to reflect this change (see Note 2 to the Consolidated Financial Statements).

The changes in goodwill by segment during the quarter and six months ended June 30, 2002, were as follows:

                                          Quarter Ended June 30, 2002
                                          ---------------------------
                                                            Foreign   Balance at
                                 Balance at                 Exchange   June 30,
                               March 31, 2002 Reallocation and Other     2002
                               -------------- ------------ ---------     ----
                                              (In millions of dollars)
Composite Solutions                $ 31           $(15)        $2        $ 18
Building Materials Systems           90             15          1         106
                                   ----           ----         --        ----

Total                              $121           $  -         $3        $124
                                   ====           ====         ==        ====

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

                                     Six Months Ended June 30, 2002
                                     ------------------------------
                                     Effect of                Foreign
                      Balance at     Adopting                Exchange    Balance
                      December 31,     SFAS                     and      at June
                         2001         No. 142   Reallocation   Other    30, 2002
                         ----         -------   ------------   -----    --------
                                          (In millions of dollars)
Composite Solutions       $ 33        $   -         $(15)      $   -      $ 18
Building Materials         577         (491)          15           5       106
                          ----        -----         ----          --      ----

Total                     $610        $(491)        $  -          $5      $124
                          ====        =====         ====          ==      ====

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to January 1, 2002. A reconciliation of the previously reported net income and earnings per share as if SFAS No. 142 had been adopted prior to January 1, 2001 is presented as follows:

                                                         Quarter Ended
                                              June 30, 2002        June 30, 2001
                                              -------------        -------------
                                 (In millions of dollars, except per share data)

Net income:
  Reported net income                              $   36             $   29
  Add back goodwill amortization, net of tax            -                  4
                                                   ------             ------
Adjusted net income                                $   36             $   33
                                                   ======             ======

Basic earnings per share:
  As reported                                      $  .65             $  .53
  Add back goodwill amortization, net of tax            -                .07
                                                   ------             ------
Adjusted basic earnings per share                  $  .65             $  .60
                                                   ======             ======

Diluted earnings per share:
  As reported                                      $  .60             $  .49
  Add back goodwill amortization, net of tax            -                .07
                                                   ------             ------
Adjusted diluted earnings per share                $  .60             $  .56
                                                   ======             ======

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

                                                       Six Months Ended
                                           June 30, 2002          June 30, 2001
                                           -------------          -------------
                                 (In millions of dollars, except per share data)

Net income (loss):
  Reported net income (loss)                   $  (411)               $   19
  Add back cumulative effect of change in
     accounting principle, net of tax              441                     -
  Add back goodwill amortization, net of tax         -                     7
                                               -------                ------
Adjusted net income                            $    30                $   26
                                               =======                ======

Basic earnings (loss) per share:
  As reported                                  $ (7.47)               $  .34
  Add back cumulative effect of change in
     accounting principle, net of tax             8.01                     -
  Add back goodwill amortization, net of tax         -                   .13
                                               -------                ------
Adjusted basic earnings per share              $   .54                $  .47
                                               =======                ======

Diluted earnings (loss) per share:
  As reported                                  $ (7.47)               $  .32
  Add back cumulative effect of change in
     accounting principle, net of tax             8.01                     -
  Add back goodwill amortization, net of tax         -                   .12
  Add back net impact of anti-dilutive shares
     outstanding (Note 8)                         (.04)                    -
                                               -------                ------
Adjusted diluted earnings per share            $   .50                $  .44
                                               =======                ======

All of the Company's acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the second quarter of 2002 and 2001. The Company estimates that amortization of intangibles will be approximately $3 million for each of the next five years. The components of other intangible assets are as follows:

                                                   June 30, 2002
                                                   -------------
                                 Weighted Average  Gross Carrying    Accumulated
                                        Lives          Amount       Amortization
                                        -----          ------       ------------
                                               (In millions of dollars)
Contract-based                             6             $ 3            $ (1)
Technology-based                          22              17              (7)
Marketing-related                          6              13              (8)
                                                         ---            ----
                                                         $33            $(16)
                                                         ===            ====

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The impact of adoption has not yet been determined.

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. The impact of adoption has not yet been determined.

Environmental Matters

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At June 30, 2002, a total of 56 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

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

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin in January 2000, for secondary aluminum smelting in March 2000, and for wet formed glass mat and metal coil coating in June 2002. The Company anticipates that other sources to be regulated will be asphalt processing and roofing, open molded fiber-reinforced plastics, and large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

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

The amounts presented below represent the maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates, interest rates or natural gas prices assuming a 95% confidence level:

                                  June 30,       December 31,
              Risk Category         2002             2001
              -------------         ----             ----
                                   (In millions of dollars)
              Foreign currency     $    -            $   -
              Interest rate        $    8            $  13
              Natural gas          $    1            $   1

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company's pre-petition debt is now in default due to the Filing. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning's Consolidated Financial Statements above. As described in Note 1, the Consolidated Financial Statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, at the Petition Date the Company recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of
Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $97 million as of June 30, 2002, as current on the Consolidated Balance Sheet.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended June 30, 2002.

ITEM 5.       OTHER INFORMATION

The Company does not elect to report any information under this Item.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     See Exhibit Index below, which is incorporated here by reference.

(b)      Reports on Form 8-K.

o The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                  OWENS CORNING

                                                                  Registrant


Date: August 12, 2002                 By:  /s/ Michael H. Thaman
     ----------------                      ---------------------
                                           Michael H. Thaman
                                           Chairman of the Board and
                                           Chief Financial Officer
                                           (as duly authorized officer)



Date: August 12 , 2002                By:  /s/ Charles E. Dana
     -----------------                     -------------------
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

(10)          Material Contracts

              Description of amendment of 1987 Stock Plan for Directors (filed herewith).

(99)          Additional Exhibits

              Subsidiaries of Owens Corning, as amended (filed herewith).

              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (filed herewith).

              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (filed herewith).