Form 10-Q
period 2002-09-30
OWENS CORNING
filed 2002-10-29
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2002

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

                                Yes / X / No / /

Shares of common stock, par value $.10 per share, outstanding at September 30, 2002

                                   55,175,334

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (unaudited)

                                                                             Quarter Ended              Nine Months Ended
                                                                             September 30,                September 30,
                                                                             -------------                -------------
                                                                           2002          2001           2002            2001
                                                                           ----          ----           ----            ----
                                                                              (In millions of dollars, except share data)

NET SALES                                                                $ 1,306        $ 1,291        $ 3,698        $ 3,597
COST OF SALES                                                              1,097          1,046          3,075          2,957
                                                                         -------        -------        -------        -------
     Gross margin                                                            209            245            623            640
                                                                         -------        -------        -------        -------
OPERATING EXPENSES
Marketing and administrative expenses                                        131            141            402            396
Science and technology expenses                                               10             10             30             30
Restructure costs (Note 4)                                                    11              8             18             24
Chapter 11 related reorganization items (Note 1)                              35             23             85             60
Owens Corning provision for asbestos litigation claims (Note 10)           1,381             (5)         1,376             (5)
Fibreboard provision for asbestos litigation claims (Note 10)                975              -            975              -
Other                                                                          8              5              6             32
                                                                         -------        -------        -------        -------
     Total operating expenses                                              2,551            182          2,892            537
                                                                         -------        -------        -------        -------
INCOME (LOSS) FROM OPERATIONS                                             (2,342)            63         (2,269)           103
OTHER
Cost of borrowed funds                                                         5              4             13             11
Other                                                                          -              4              -             (2)
                                                                         -------        -------        -------        -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                                                   (2,347)            55         (2,282)            94

Provision for income taxes (Note 13)                                          10             26             40             46
                                                                         -------        -------        -------        -------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
  EQUITY IN NET INCOME (LOSS) OF AFFILIATES                               (2,357)            29         (2,322)            48

Minority interest                                                             (2)            (2)            (3)            (3)
Equity in net income (loss) of affiliates                                      -              -             (4)             1
                                                                         -------        -------        -------        -------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                       (2,359)            27         (2,329)            46

Cumulative effect of change in accounting principle (Note 12)                  -              -            441              -
                                                                         -------        -------        -------        -------
NET INCOME (LOSS)                                                        $(2,359)       $    27        $(2,770)       $    46
                                                                         =======        =======        =======        =======


         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME (LOSS) (continued)
                                   (unaudited)

                                                                              Quarter Ended               Nine Months Ended
                                                                              September 30,                 September 30,
                                                                              -------------                 -------------
                                                                            2002           2001          2002           2001
                                                                            ----           ----          ----           ----
                                                                               (In millions of dollars, except share data)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share                                        $   (42.84)     $    .50     $  (50.31)      $    .84
                                                                         -----------     --------     ----------      --------
Diluted net income (loss) per share                                      $   (42.84)     $    .46     $  (50.31)      $    .77
                                                                         -----------     --------     ----------      --------

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)
Basic                                                                          55.0          55.1         55.1            55.1
Diluted                                                                        55.0          59.9         55.1            60.0





         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                            September 30,       December 31,       September 30,
                                                                2002                2001               2001
                                                                ----                ----               ----
                                                                         (In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents                                     $   686             $   764             $   551
Receivables                                                       570                 417                 597
Inventories (Note 6)                                              493                 437                 480
Deferred income taxes                                              --                   1                   5
Income tax receivable                                               2                   5                   5
Other current assets                                               21                  25                  22
                                                              -------             -------             -------

     Total current                                              1,772               1,649               1,660
                                                              -------             -------             -------

OTHER
Insurance for asbestos litigation claims (Note 10)                  4                   4                   4
Restricted cash - asbestos and insurance related
  (Note 10)                                                       165                 169                 171
Restricted cash, securities and other - Fibreboard
  (Notes 10 and 11)                                             1,335               1,284               1,285
Deferred income taxes                                           1,247               1,187               1,037
Goodwill (Note 12)                                                122                 610                 618
Investments in affiliates                                          52                  48                  50
Other noncurrent assets                                           235                 247                 359
                                                              -------             -------             -------

     Total other                                                3,160               3,549               3,524
                                                              -------             -------             -------

PLANT AND EQUIPMENT, at cost
Land                                                               68                  67                  68
Buildings and leasehold improvements                              683                 669                 666
Machinery and equipment                                         3,129               2,854               2,866
Construction in progress                                          160                 256                 172
                                                              -------             -------             -------
                                                                4,040               3,846               3,772

  Less - accumulated depreciation                              (2,140)             (2,003)             (1,984)
                                                              -------             -------             -------

     Net plant and equipment                                    1,900               1,843               1,788
                                                              -------             -------             -------

TOTAL ASSETS                                                  $ 6,832             $ 7,041             $ 6,972
                                                              =======             =======             =======








         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (unaudited)

                                                 September 30,       December 31,          September 30,
                                                      2002               2001                  2001
                                                      ----               ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY                             (In millions of dollars)
------------------------------------

CURRENT
Accounts payable and accrued liabilities            $   724              $   740              $   678
Short-term debt                                          43                   43                   43
Long-term debt - current portion                         65                   66                   65
                                                    -------              -------              -------

     Total current                                      832                  849                  786
                                                    -------              -------              -------

LONG-TERM DEBT (Note 5)                                  68                    5                    6
                                                    -------              -------              -------

OTHER
Other employee benefits liability                       358                  331                  330
Pension plan liability                                  318                  291                   38
Other                                                   113                  141                  127
                                                    -------              -------              -------

     Total other                                        789                  763                  495
                                                    -------              -------              -------

LIABILITIES SUBJECT TO COMPROMISE (Note 1)            9,238                6,804                6,817
                                                    -------              -------              -------

COMMITMENTS AND CONTINGENCIES
  (Notes 1, 9 and 10)

COMPANY OBLIGATED SECURITIES OF ENTITIES
  HOLDING SOLELY PARENT DEBENTURES -
  SUBJECT TO COMPROMISE                                 200                  200                  200
                                                    -------              -------              -------

MINORITY INTEREST                                        48                   37                   40
                                                    -------              -------              -------

STOCKHOLDERS' EQUITY
Common stock                                            695                  697                  697
Deficit                                              (4,727)              (1,957)              (1,950)
Accumulated other comprehensive loss                   (308)                (355)                (115)
Other                                                    (3)                  (2)                  (4)
                                                    -------              -------              -------

     Total stockholders' equity                      (4,343)              (1,617)              (1,372)
                                                    -------              -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 6,832              $ 7,041              $ 6,972
                                                    =======              =======              =======







         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                        -------------
                                                                       2002        2001
                                                                       ----        ----
                                                                     (In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)                                                    $(2,770)   $    46
Reconciliation of net cash provided by operating activities
     Noncash items:
       Provisions for asbestos litigation claims                       2,356          -
       Provision for depreciation and amortization                       180        161
       Provision for deferred income taxes                                 5         40
       Cumulative effect of accounting change                            441          -
       Other                                                              44         69
Increase in receivables                                                 (154)      (123)
Increase in inventories                                                  (44)       (21)
Increase (decrease) in accounts payable and accrued liabilities          (43)       125
Decrease in restricted cash and other - asbestos-related (Note 10)         5         48
Change in liabilities subject to compromise (Note 1)                      (2)       (97)
Proceeds from insurance for asbestos litigation claims,
  excluding Fibreboard                                                     5          5
Pension fund contribution                                                  -       (176)
Other                                                                     63         37
                                                                     -------    -------
     Net cash flow from operations                                   $    86    $   114
                                                                     -------    -------

NET CASH FLOW FROM INVESTING
Additions to plant and equipment                                     $  (171)   $  (133)
Investment in subsidiaries, net of cash acquired (Note 5)                (10)         -
Proceeds from the sale of affiliate or business (Note 5)                  10         20
Other                                                                     (1)        (2)
                                                                     -------    -------
     Net cash flow from investing                                    $  (172)   $  (115)
                                                                     -------    -------

         The accompanying notes are an integral part of this statement.

                         OWENS CORNING AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                   (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                        -------------
                                                       2002      2001
                                                       ----      ----
                                                  (In millions of dollars)
NET CASH FLOW FROM FINANCING
Other additions to long-term debt                          -       17
Other reductions to long-term debt                        (2)      (4)
Net decrease in short-term debt                            -       (7)
Subject to compromise (Note 1)                             1       (4)
Other                                                      1       (1)
                                                       -----    -----
      Net cash flow from financing                     $   -    $   1
                                                       -----    -----

Effect of exchange rate changes on cash                    8        1
                                                       -----    -----
Net increase (decrease) in cash and cash equivalents     (78)       1

Cash and cash equivalents at beginning of period         764      550
                                                       -----    -----
Cash and cash equivalents at end of period             $ 686    $ 551
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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance that such plan or plans will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing of the confirmation of such plan or plans or its effect, if any, on the terms thereof.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. By subsequent action, the Bankruptcy Court has extended such exclusivity period until November 26, 2002, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to January 28, 2003. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and other interest holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

In this regard, at a status conference on the Chapter 11 Cases held on September 20, 2002, the District Court requested that the Debtors submit a plan of reorganization by October 31, 2002, or risk the shortening or non-extension of their exclusivity period for filing a plan of reorganization. The District Court has subsequently indicated that the deadline for submission might be extended until the latter part of November 2002. As a result of the District Court's request, the Debtors, the creditors' committees, the futures representative, and other parties in interest have increased the pace of their discussions and negotiations, including the exchange of information, concerning their respective positions on the appropriate terms of a plan of reorganization. Owens Corning intends to comply with the request of the District Court by submitting a plan of reorganization to the District Court either in conjunction with one or more of the creditor constituencies as plan proponents or, alternatively, with no plan proponent other than the Debtors. Because discussions and negotiations among the various creditor constituencies and the Debtors are ongoing, Owens Corning is unable to predict the terms of such a plan of reorganization or whether such plan will be supported by one or more of the creditor constituencies.

Owens Corning believes that it is likely that the terms, conditions and provisions of any plan or plans of reorganization initially filed or submitted by it will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. However, it is likely that any plan or plans will provide, among other things, that all present and future asbestos-related liabilities of Owens Corning and Fibreboard will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. In addition,

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Owens Corning believes it is likely that any such plan or plans will also provide for the issuance of an injunction by the Bankruptcy Court pursuant to
Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Owens Corning is unable to predict at this time what treatment will ultimately be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under such plan or plans and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to
(1) the guarantees issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM Inc., a
Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries ("IPM"), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility", which is in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., an indirect wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Owens Corning's shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. Based on information now available to Owens Corning, it appears unlikely that there will be sufficient assets to satisfy all of the Debtors' pre-petition liabilities. In addition, the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Based on the Debtors' known assets and known and currently estimated liabilities (including the asbestos liabilities described more fully in Note 10), it is likely that pre-petition creditors generally will receive under a plan or plans less than 100% of the face value of their claims, and that the interests of Owens Corning's equity security holders will be substantially diluted or cancelled in whole or in part. As noted above, it is not otherwise possible at this time to predict the outcome of the Chapter 11 Cases, the effect of the Administrative Consolidation, the final terms and provisions of any plan or plans of reorganization, or the ultimate effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of the Debtors' respective equity security holders.

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

Approximately 24,000 proofs of claim (including late-filed claims), totaling approximately $16.0 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens
Corning is investigating these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for these claims in the Chapter 11 Cases.

In its initial review of the filed claims, Owens Corning has identified approximately 15,000 claims, totaling approximately $8.3 billion, which it believes should be disallowed by the Bankruptcy Court, primarily because they appear to be duplicate claims or claims that are not related to the indicated Debtor (the "Objectionable Claims"). Owens Corning likely will file objections to these Objectionable Claims. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of these claims will be disallowed.

In addition to the Objectionable Claims described above, at September 30, 2002, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.7 billion, as follows:

- Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 for additional information concerning asbestos-related liabilities.

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

- Approximately 5,500 claims, totaling approximately $5.6 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the "General Claims"). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading "Tax Claim" in Note 10 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

     fully  under  the  heading  "PBGC  Claim"  in Note  10 to the  Consolidated
     Financial Statements; claims for contract rejections, totaling approximately $310 million, of which approximately $250 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2002; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning's investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company's consolidated financial position and results of operations in any given period. For a discussion of liability amounts in respect of asbestos personal injury claims, see Note 10 to the Consolidated Financial Statements.

ASBESTOS BAR DATE

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Despite this, approximately 2,900 proofs of claim (in addition to claims described above under "General Bar Date"), totaling approximately $2.2 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,100, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represented claimants that had previously asserted asbestos-related claims against the Company. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

Avoidance Actions

Under the Bankruptcy Code, October 4, 2002 was the deadline by which the Debtors, on behalf of the bankruptcy estates, could bring adversary actions seeking the return of potentially avoidable transfers made by the Debtors to certain parties within a prescribed period prior to the commencement of the Chapter 11 proceedings. As part of their review of potentially avoidable transactions, the Debtors (1) negotiated tolling agreements with some of the recipients of the preferential transfers in order to toll the time period in which to bring an avoidance action; (2) determined not to prosecute certain of those potential avoidance actions that were not the subject of tolling agreements; and (3) instituted, prior to the October 4, 2002 deadline, a total of 19 adversarial actions, including 3 preference actions, 1 turnover action, and 15 avoidance actions, as described further below. All such actions were commenced in the USBC.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Among the parties who were identified by the Debtors as having received potentially avoidable transfers were (a) 12 present and former officers that received certain pre-petition incentive payments exceeding a threshold in the aggregate per officer; (b) one director that received a pre-petition pension payment; and (c) a joint venture affiliate of the Company that received approximately $3.8 million in the one-year period prior to the commencement of the Chapter 11 proceedings.

The Debtors have executed tolling agreements with all 12 present and former officers, the director and the affiliate of the Company, as well as with certain other parties identified as having received potentially avoidable transfers.

The additional actions were commenced against various other defendants seeking, among other things, (a) avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning's Pre-Petition Credit Facility;
(b) the return of up to approximately $515 million paid by the Company to shareholders of Fibreboard in connection with the Company's purchase of Fibreboard in 1997 (the "FBD Shareholder Action"); (c) the return of up to approximately $61.8 million paid by the Company to shareholders in dividends in the period 1996 through 2000 (the "Dividend Action"); and (d) the return of approximately $133 million paid by the Company to Bank of America Corp. in connection with Owens Corning's purchase of Fibreboard in 1997. Both the FBD Shareholder Action and the Dividend Action are defendant class actions.

Separately, and at the request of the Debtors' Official Creditors' Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 10) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. The Official Creditors' Committee was named as a defendant in such lawsuits, solely with respect to the declaratory relief sought.

By motion filed on or about October 16, 2002, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. No ruling has as yet been made on such motion.

Certain Post-petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through September 30, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $329 million, of which $35 million relates to the third quarter of 2002, $106 million relates to the first nine months of 2002, and $42 million and $134 million, respectively, relate to the corresponding periods of 2001.

                         OWENS CORNING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

At September 30, 2002, the Company had $686 million of Cash and Cash Equivalents (of which approximately $4 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). During the second quarter of 2002, the Bankruptcy Court approved a settlement reached with certain pre-petition lenders covering approximately $36 million of funds previously subject to administrative freeze (of which approximately $32 million was previously reflected in cash and cash equivalents). Under this settlement, approximately $18 million of the funds were released from administrative freeze and the remainder was retained by the lenders to offset certain pre-petition indebtedness.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"), which currently expires November 15, 2002. The Debtors have reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. This renewal is subject to Bankruptcy Court approval, which is expected prior to the current expiration. There were no borrowings outstanding under the DIP Financing at September 30, 2002, however, approximately $56 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that its cash and cash equivalents, cash available from operations, and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court from time to time in connection with the Chapter 11 Cases, and to renew the DIP Financing as described above, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company's ability to maintain profitability following such confirmation.

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

In this respect, the Company's Consolidated Financial Statements, and the condensed financial statements presented below, reflect charges to income of $1.381 billion for Owens Corning and $975 million for Fibreboard during the quarterly period ended September 30, 2002, in connection with asbestos-related liabilities. Please see Note 10 to the Consolidated Financial Statements.

Debtor-In-Possession Financial Statements

The condensed financial statements of the Debtors are presented below. These statements reflect the financial position and results of operations of the combined Debtor entities, including certain amounts and activities between Debtors and non-debtor entities of Owens Corning that are eliminated in the Consolidated Financial Statements. Certain reclassifications to 2001 have been made between Debtor and non-debtor entities to conform with the classifications used in 2002.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                 DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

                                                                Quarter Ended       Nine Months Ended
                                                                September 30,         September 30,
                                                                -------------         -------------
                                                               2002        2001      2002        2001
                                                               ----        ----      ----        ----

NET SALES                                                     $ 1,161    $ 1,143    $ 3,271    $ 3,139
COST OF SALES                                                   1,005        953      2,800      2,663
                                                              -------    -------    -------    -------
     Gross margin                                                 156        190        471        476
                                                              -------    -------    -------    -------

OPERATING EXPENSES
Marketing and administrative expenses                             120        129        368        356
Science and technology expenses                                     9          9         26         27
Restructure costs                                                  11          5         16         14
Chapter 11 related reorganization items                            35         23         85         60
Owens Corning provision for asbestos litigation claims
  (Note 10)                                                     1,381         (5)     1,376         (5)
Fibreboard provision for asbestos litigation claims
  (Note 10)                                                       975          -        975          -
Other (Including interest income from non-debtors of $14
  million in the third quarter and $42 million for the nine
  months ended 2002 and 2001)                                     (22)       (31)       (71)       (71)
                                                              -------    -------    -------    -------

     Total operating expenses                                   2,509        130      2,775        381
                                                              -------    -------    -------    -------

INCOME (LOSS) FROM OPERATIONS                                  (2,353)        60     (2,304)        95

OTHER
Cost of borrowed funds                                              1          1          4         (1)
Other                                                               -          4          -         (2)
                                                              -------    -------    -------    -------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                                 (2,354)        55     (2,308)        98

Provision for income taxes                                          4         25         27         46
                                                              -------    -------    -------    -------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
  (LOSS) OF AFFILIATES                                         (2,358)        30     (2,335)        52

Equity in net income (loss) of affiliates                           3         (1)        (2)        (1)
                                                              -------    -------    -------    -------

NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     (2,355)        29     (2,337)        51
                                                              -------    -------    -------    -------

Cumulative effect of change in accounting principle                 -          -        409          -
                                                              -------    -------    -------    -------
NET INCOME (LOSS)                                             $(2,355)   $    29    $(2,746)   $    51
                                                              =======    =======    =======    =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                       DEBTOR-IN-POSSESSION BALANCE SHEET

                                                  September 30, December 31, September 30,
                                                       2002         2001         2001
                                                       ----         ----         ----
                                                         (In millions of dollars)
ASSETS
------

CURRENT
Cash and cash equivalents                            $   486      $   605      $   431
Receivables                                              475          315          439
Receivables - non-debtors                                879          849          744
Inventories                                              373          311          349
Deferred income taxes                                      4            4            4
Income tax receivable                                      2            4            4
Other current assets                                      20           25           20
                                                     -------      -------      -------

     Total current                                     2,239        2,113        1,991
                                                     -------      -------      -------

OTHER
Insurance for asbestos litigation claims                   4            4            4
Restricted cash and other - asbestos and insurance       165          169          171
  related
Restricted cash, securities and other - Fibreboard     1,335        1,284        1,285
Deferred income taxes                                  1,180        1,143        1,001
Goodwill, net                                             54          513          520
Investments in affiliates                                 17           34           33
Investments in non-debtor subsidiaries                   757          758          736
Other noncurrent assets                                  123          138          309
                                                     -------      -------      -------

     Total other                                       3,635        4,043        4,059
                                                     -------      -------      -------

PLANT AND EQUIPMENT, at cost
Land                                                      41           41           41
Buildings and leasehold improvements                     523          533          526
Machinery and equipment                                2,383        2,194        2,196
Construction in progress                                  91          217          153
                                                     -------      -------      -------
                                                       3,038        2,985        2,916

  Less - accumulated depreciation                     (1,642)      (1,548)      (1,527)
                                                     -------      -------      -------

     Net plant and equipment                           1,396        1,437        1,389
                                                     -------      -------      -------

TOTAL ASSETS                                         $ 7,270      $ 7,593      $ 7,439
                                                     =======      =======      =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                 DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

                                                        September 30,      December 31,      September 30,
                                                            2002               2001               2001
                                                            ----               ----               ----
                                                                 (In millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT
Accounts payable and accrued liabilities                  $   583            $   589            $   509
Accounts payable and accrued liabilities - non-debtors         17                 12                  7
Long-term debt - current portion                               --                  1                 --
                                                          -------            -------            -------

     Total current                                            600                602                516
                                                          -------            -------            -------

OTHER
Other employee benefits liability                             345                318                316
Pension plan liability                                        280                264                 32
Other                                                          89                110                103
                                                          -------            -------            -------

     Total other                                              714                692                451
                                                          -------            -------            -------

LIABILITIES SUBJECT TO COMPROMISE                           9,964              7,565              7,532

STOCKHOLDERS' EQUITY
Common stock                                                  695                697                697
Deficit                                                    (4,488)            (1,742)            (1,744)
Accumulated other comprehensive loss                         (212)              (219)               (11)
Other                                                          (3)                (2)                (2)
                                                          -------            -------            -------

     Total stockholders' equity                            (4,008)            (1,266)            (1,060)
                                                          -------            -------            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 7,270            $ 7,593            $ 7,439
                                                          =======            =======            =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                         2002              2001
                                                                         ----              ----
                                                                         (In millions of dollars)
NET CASH FLOW FROM OPERATIONS

Net income (loss)                                                       $(2,746)           $    52
Reconciliation of net cash provided by (used in) operating activities
     Noncash items:
       Provision for asbestos litigation claims                           2,356                  -
       Provision for depreciation and amortization                          139                115
       Provision for deferred income taxes                                   14                 61
       Cumulative effect of accounting change                               409                  -
       Other                                                                 39                 71
Increase in receivables                                                    (198)              (186)
Increase in inventories                                                     (63)                (4)
Increase (decrease) in accounts payable and accrued liabilities             (58)               100
Decrease in restricted cash and other - asbestos-related                      5                 48
Change in liabilities subject to compromise                                  (2)               (97)
Proceeds from insurance for asbestos litigation claims,
  excluding Fibreboard                                                        5                  -
Pension fund contribution                                                     -               (176)
Other                                                                        89                 88
                                                                        -------            -------

     Net cash flow from operations                                      $   (11)           $    72
                                                                        -------            -------

NET CASH FLOW FROM INVESTING

Additions to plant and equipment                                        $  (119)           $  (113)
Investment in subsidiaries, net of cash acquired                             (1)                 -
Proceeds from sale of business                                               10                  -
Other                                                                         -                 (1)
                                                                        -------            -------

     Net cash flow from investing                                       $  (110)           $  (114)
                                                                        -------            -------

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

                         OWENS CORNING AND SUBSIDIARIES
            DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS (continued)

                                                      Nine Months Ended
                                                        September 30,
                                                        -------------
                                                      2002          2001
                                                      ----          ----
                                                   (In millions of dollars)
NET CASH FLOW FROM FINANCING

Net additions to long-term credit facilities             -            17
Subject to compromise                                    1            (4)
Other reductions to long-term debt                       -             -
Other                                                    1            (1)
                                                     -----         -----

     Net cash flow from financing                    $   2         $  12
                                                     -----         -----

Net decrease in cash and cash equivalents             (119)          (30)

Cash and cash equivalents at beginning of period       605           461
                                                     -----         -----

Cash and cash equivalents at end of period           $ 486         $ 431
                                                     =====         =====

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

                                                     September 30,    December 31,       September 30,
                                                         2002             2001               2001
                                                         ----             ----               ----
                                                                 (In millions of dollars)

Accounts payable                                       $  196            $  195            $  193
Accrued interest payable                                   40                40                40
Accrued liabilities                                        39                36                47
Debt                                                    2,854             2,843             2,843
Income taxes payable                                      235               209               209
Reserve for asbestos litigation claims - Owens Corning  3,564             2,197             2,200
Reserve for asbestos-related claims - Fibreboard        2,310             1,284             1,285
                                                       ------            ------            ------

     Total consolidated                                 9,238             6,804             6,817

     Payables to non-debtors                              726               761               715
                                                       ------            ------            ------

     Total debtor                                      $9,964            $7,565            $7,532
                                                       ======            ======            ======

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

                               Quarter Ended                 Nine Months Ended
                               September 30,                   September 30,
                               -------------                   -------------
                             2002          2001             2002           2001
                             ----          ----             ----           ----
                                           (In millions of dollars)

Professional fees            $ 17          $ 15             $ 52           $ 49
Payroll and compensation        6             9               18             21
Interest income                (3)           (5)              (7)           (15)
Other, net                     15             4               22              5
                             ----          ----             ----           ----

     Total                   $ 35          $ 23             $ 85           $ 60
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

                                                Quarter Ended  Nine Months Ended
                                                 September 30,    September 30,
                                                 ------------     -------------
NET SALES                                       2002      2001    2002     2001
                                                ----      ----    ----     ----
                                                      (In millions of dollars)
Reportable Segments

Building Materials Systems
     United States                             $  909   $  893   $2,560   $2,424
     Europe                                         -        1        2        4
     Canada and other                              54       49      137      131
                                               ------   ------   ------   ------

        Total Building Materials Systems          963      943    2,699    2,559
                                               ------   ------   ------   ------

Composite Solutions
     United States                                225      228      642      639
     Europe                                        77       76      236      266
     Canada and other                              41       44      121      133
                                               ------   ------   ------   ------

        Total Composite Solutions                 343      348      999    1,038
                                               ------   ------   ------   ------

        Total reportable segments              $1,306   $1,291   $3,698   $3,597
                                               ======   ======   ======   ======

External Customer Sales by Geographic Region

United States                                  $1,134   $1,121   $3,202   $3,063
Europe                                             77       77      238      270
Canada and other                                   95       93      258      264
                                               ------   ------   ------   ------

     Net sales                                 $1,306   $1,291   $3,698   $3,597
                                               ======   ======   ======   ======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

2.    SEGMENT DATA (continued)

                                                                Quarter Ended                 Nine Months Ended
                                                                September 30,                   September 30,
                                                                -------------                   -------------
INCOME FROM OPERATIONS                                       2002            2001            2002            2001
                                                             ----            ----            ----            ----
                                                                           (In millions of dollars)
Reportable Segments

Building Materials Systems
     United States                                        $    77          $    78          $   190          $   150
     Europe                                                     1                -                1                -
     Canada and other                                           8                5               17                9
                                                          -------          -------          -------          -------

        Total Building Materials Systems                       86               83              208              159
                                                          -------          -------          -------          -------

Composite Solutions
     United States                                              9               36               23               94
     Europe                                                     6                7               22               31
     Canada and other                                           6                4               17               16
                                                          -------          -------          -------          -------

        Total Composite Solutions                              21               47               62              141
                                                          -------          -------          -------          -------

        Total reportable segments                         $   107          $   130          $   270          $   300
                                                          =======          =======          =======          =======

Geographic Regions

United States                                             $    86          $   114          $   213          $   244
Europe                                                          7                7               23               31
Canada and other                                               14                9               34               25
                                                          -------          -------          -------          -------

     Total reportable segments                            $   107          $   130          $   270          $   300
                                                          =======          =======          =======          =======

Reconciliation to Consolidated Income Before
  Provision for Income Taxes

Restructuring and other charges                               (44)             (35)             (53)             (94)
Chapter 11 related reorganization items                       (35)             (23)             (85)             (60)
Provision for asbestos litigation claims                   (2,356)               5           (2,351)               5
General corporate expense                                     (14)             (14)             (50)             (48)
Cost of borrowed funds                                         (5)              (4)             (13)             (11)
Other                                                           -               (4)               -                2
                                                          -------          -------          -------          -------

Consolidated income (loss) before provision for
  income taxes                                            $(2,347)         $    55          $(2,282)         $    94
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

4.       RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

Third Quarter 2002

In the third quarter of 2002, certain previously announced restructuring programs continued throughout the period. In addition, a strategic review of the Company's businesses resulted in additional restructuring charges. The Company recorded approximately $44 million in pretax charges in the third quarter of 2002. These pretax charges were comprised of an $11 million pretax charge to restructure costs (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)) and a charge of $33 million to cost of sales. The $11 million restructure charge represents $3 million for severance costs associated with the elimination of approximately 215 positions, primarily impacting manufacturing and administrative personnel in the US, of which approximately 57 were actually terminated as of September 30, 2002. The remaining $8 million represents charges for the closing of non-strategic businesses and associated facilities, which consisted mainly of non-cash asset write-downs to fair values and exit cost liabilities.

The $33 million charge to cost of sales mainly includes a charge of $30 million to write down a group of assets within the Company's Building Materials Systems segment to estimated realizable value. The assets are being marketed for sale and accordingly a valuation of the future cash flows of the assets was completed using assumptions consistent with current market conditions. The Company's ultimate decisions and actions regarding these assets require approval by the Bankruptcy Court and, due to uncertainties in the valuations performed around future market conditions and bankruptcy court proceedings, it is possible that the estimate of fair value may materially change in the future. In addition, various parties-in-interest may perform their own valuations of these assets and such valuations may differ significantly from the Company's estimate of fair value. The remaining $3 million charge represents charges associated with the Company's plan to realign its Newark, Ohio manufacturing facility and various costs. The realignment plan for the Newark facility was announced in the third quarter of 2000 and is anticipated to be complete in the fourth quarter of 2002.

Second Quarter 2002

During the second quarter of 2002, certain restructuring programs put into place during 2000 and 2001 continued due to the timing of events in these programs. The combination of these continued restructuring programs led to the Company recording approximately $3 million in a pretax credit in the second quarter of 2002. This pretax credit was comprised of a $5 million pretax credit to other operating expense, a $1 million pretax credit to restructure costs (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)), and a $3 million pretax charge to cost of sales. The credit to other operating expense included a credit for the settlement of certain funds subject to an administrative freeze that were previously estimated to be unrealizable (See Note 1). The rights to these funds were originally transferred to the Company as part of the sale of the Company's 40% interest in Alcopor Owens

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.       RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

Corning (See Note 5). The credit to restructure costs included adjustments for a reduction in the number of positions to be eliminated as part of the restructure charge taken during 2001 (see below). The charge to cost of sales included charges associated with the Company's previously announced plan to realign its Newark, Ohio manufacturing facility and a write down to inventory mainly to reflect updated estimates of the net realizable value.

First Quarter 2002

In response to the slowed economy and to the declining margins in the composites business, the Company continued to assess cost structures of certain businesses and facilities as well as overhead expenditures for the entire company. In addition, certain restructuring programs put into place during 2000 and 2001 continued in the first quarter of 2002 due to the timing of events in these programs. The combination of these continued restructuring programs and the continued assessment of the businesses led to the Company recording approximately $12 million in pretax charges in the first quarter of 2002. These pretax charges were comprised of an $8 million pretax restructure charge and $4 million of pretax other charges. The restructure charge represents severance costs associated with the elimination of approximately 230 positions, primarily in the U.S., which was adjusted to 218 in the second quarter of 2002 (see above), of which approximately 210 were actually terminated as of September 30, 2002. The primary groups impacted include manufacturing and administrative personnel. As of September 30, 2002, approximately $5 million has been paid and charged against the reserve. The restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss).

The $4 million in pretax other charges included $2 million in charges associated with the Company's previously announced realignment at its Newark, Ohio manufacturing facility and various other charges totaling $2 million. The realignment plan for the Newark facility was announced in the third quarter of 2000 and is anticipated to be complete in the fourth quarter of 2002. As work progresses on the facility, costs are recorded as they are incurred. The $4 million pretax charge was accounted for as a $5 million charge to cost of sales and a $1 million credit to other operating expenses.

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

The $26 million charge for restructuring included $21 million for severance costs associated with the elimination of approximately 460 positions, primarily impacting manufacturing and administrative personnel in the U.S., Canada and the U.K., of which approximately 450 were actually terminated as of September 30, 2002. The remaining $5 million represented a charge for the divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. As of September 30, 2002, approximately $19 million has been paid and charged against this reserve.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

The $114 million of other charges included $29 million in costs related to the realignment of the Newark manufacturing facility; $39 million of asset impairments mainly associated with the building materials business, principally to write-down assets to net estimated fair value on a held and used basis in certain manufacturing facilities due to changes in the Company's manufacturing and marketing strategies; $6 million to write down inventory mainly to reflect updated estimates of the net realizable value; $4 million to write-down the Company's investment and related assets in Alcopor Owens Corning, a producer of insulation products in Europe and the United Kingdom, to net realizable value (the sale of the Company's investment in this joint venture was completed in the fourth quarter of 2001); a $2 million pretax loss from assets held for sale which represented the results of operations for the Company's investments in its Pipe joint ventures and subsidiaries on a held-for-sale basis (the sale was completed in February 2001); and various other charges totaling $34 million.

The following table summarizes the status of the liabilities from the 2000, 2001 and 2002 restructure programs described above, including cumulative spending and adjustments and the remaining balance as of September 30, 2002:

                                                         Total     Liability at
                                          Original     Payments/   September 30,
(In millions of dollars)                  Liability   Adjustments      2002
                                          ---------   -----------      ----

Personnel Costs                               $ 49       $(39)         $ 10
Facility and Business Exit Costs                 6         (4)            2
                                              ----       ----          ----

Total                                         $ 55       $(43)         $ 12
                                              ----       ----          ----

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

5.    ACQUISITIONS AND DIVESTITURES OF BUSINESSES

Acquisitions

On June 25, 2002, the Company received Bankruptcy Court approval to consummate the restructuring of the Company's Indian joint venture, Owens-Corning (India) Limited ("OCIL"), a producer of composite material. As part of the restructuring, the Company, through its wholly-owned subsidiary, IPM Inc., contributed approximately $3 million of cash into OCIL and the Company agreed to allow a guarantee claim in the amount of approximately $19 million in its
Chapter 11 proceedings in respect of OCIL's junior debt. In addition, OCIL's senior debt maturities were extended, and its junior debt was converted to approximately $7 million of redeemable convertible debentures. Through these restructuring efforts the Company's ownership interest in OCIL increased from approximately 50% to approximately 60%. The Company consolidated OCIL on July 1, 2002 when the restructuring was consummated by all of the parties to the restructuring and approved by the Indian Government, at which time the allowed claim of approximately $19 million was added to amounts Subject to Compromise. The Company accounted for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed, including approximately $58 million of senior debt (consisting of approximately $34 million of debentures due in 2009 at a variable interest rate and approximately $24 million of debentures due in 2009 at a fixed interest rate of 10%) and approximately $7 million of redeemable convertible debentures, were recorded at their fair values and the results of operations were consolidated from that date. The $19 million allowed claim was recorded at its estimated fair value of approximately $6 million as an additional investment in OCIL and the difference of approximately $13 million was recorded as reorganization expense in the Company's consolidated statement of income (loss). Prior to July 1, 2002, the Company accounted for this joint venture under the equity method. The proforma effect of this acquisition on revenues and earnings was not material.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

6.    INVENTORIES

Inventories are summarized as follows:

                                                     September 30,  December 31,
                                                          2002           2001
                                                          ----           ----
                                                       (In millions of dollars)
Finished goods                                           $ 406          $ 378
Materials and supplies                                     183            150
                                                         -----          -----
FIFO inventory                                             589            528
Less:  reduction to LIFO basis                             (96)           (91)
                                                         -----          -----
  Total inventory                                        $ 493          $ 437
                                                         =====          =====

Approximately $152 million and $120 million of total inventories were valued using the LIFO method at September 30, 2002 and December 31, 2001, respectively.

7.    COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended September 30, 2002 and 2001 was a loss of $2.347 billion and income of $34 million, respectively. The Company's other comprehensive income includes net income, currency translation adjustments, minimum pension liability adjustments, and deferred gains and losses on certain hedging transactions to record at fair value.

8.    EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

                                                 Quarter Ended      Nine Months Ended
                                                 September 30,         September 30,
                                                 -------------         -------------
                                               2002       2001       2002        2001
                                               ----       ----       ----        ----
                                               (In millions of dollars, except share data)

Net income (loss) used for basic and diluted
  earnings per share                        $ (2,359)   $     27   $ (2,770)   $     46
                                            ========    ========   ========    ========

Weighted average number of shares
  outstanding used for basic earnings per
  share (thousands)                           55,047      55,079     55,055      55,064
                                            --------    --------   --------    --------

Deferred awards (thousands)                        -         290          -         323
                                            --------    --------   --------    --------

Shares from assumed conversion of
  preferred securities (thousands)                 -       4,566          -       4,566
                                            --------    --------   --------    --------

Weighted average number of shares
  outstanding and common equivalent
  shares used for diluted earnings per
  share (thousands)                           55,047      59,935     55,055      59,953
                                            ========    ========   ========    ========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

8.    EARNINGS PER SHARE (continued)

For the quarter and nine months ended September 30, 2002, the number of shares used in the calculation of diluted earnings per share did not include 24 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

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

                                            Notional Amount             Notional Amount
                                          September 30, 2002           December 31, 2001
                                          ------------------           -----------------
                                                     (In millions of dollars)

Forward currency exchange contracts              $   56                      $   30
Interest rate swaps                                  30                          19
Commodity future contracts              350,000 MMBTU per month     540,000 MMBTU per month
                                          for two months              for nine months

Foreign Currency Exchange Risk and Interest Rate Risk Management

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. In the third quarter of 2002, the Company entered into 4 contracts that exchanged approximately 8 million British pounds sterling to euros, 50 million Norwegian krone to U.S. dollars, and 1 million
U.S. dollars to euros. As of September 30, 2002 the Company had 5 forward currency exchange contracts that exchanged approximately 8 million British pounds sterling to euros, 50 million Norwegian krone to euros, and 3 million U.S. dollars to euros. As of December 31, 2001, the Company had 2 forward currency exchange contracts that exchanged 75 million Norwegian krone to euros and approximately 4 million U.S. dollars to euros. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as fair value hedges and changes in the fair value are recorded in the Consolidated Statement of Income (Loss), the effect of which was not material during any period.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

9.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

In the second quarter of 2002, the Company entered into forward exchange contracts to manage its exposure against foreign currency fluctuations on certain purchases of inventories in foreign currencies. The contracts entered into consisted of 35 forward currency exchange contracts that exchanged approximately 17 million U.S. dollars to euros, 6 million British pounds sterling to euros, 35 million Swedish krone to euros, 126 million Norwegian krone to euros, and 14 million U.S. dollars to Canadian dollars. As of September 30, 2002 the Company had 15 forward currency exchange contracts that exchanged approximately 7 million U.S. dollars to euros, 3 million British pounds sterling to euros, 15 million Swedish krone to euros, 54 million Norwegian krone to euros, and 6 million U.S. dollars to Canadian dollars. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as cash flow hedges and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of ineffectiveness, which is recorded as other income in the Consolidated Statement of Income (Loss). As of September 30, 2002, accumulated other comprehensive income (loss) related to these contracts was a loss of approximately $1 million, and the ineffectiveness recorded as other income
(loss) was not material.

During 2001, the Company also entered into a foreign currency exchange contract to reduce its exposure to certain U.S. dollar denominated debt instruments in China. The 2001 contract, which matured in the first quarter of 2002, exchanged approximately 83 million Chinese renminbi against approximately 10 million U.S. dollars. During the first quarter of 2002 the Company entered into a new contract that exchanged 83 million Chinese renminbi against approximately 10 million U.S. dollars. During the third quarter the Company entered into a new contract that exchanged approximately 83 million renminbi against 10 million U.S. Dollars, which remained outstanding at September 30, 2002. These contracts effectively extended the hedge of U.S. dollar denominated debt entered into in 2001. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as fair value hedges and changes in the fair value are recorded in the Consolidated Statement of Income (Loss), the effect of which was not material during any period.

During 2001 and the first three quarters of 2002, the Company invested excess cash in South America in Brazilian certificates of deposit, treasury bonds and debentures. At the same time these investments were made, an equivalent amount of Brazilian real was swapped into U.S. dollars at a U.S. dollar interest rate with matching investment amounts and maturity dates. The purpose of these swap contracts is to reduce the impact of changes in the Brazilian real and U.S. dollar exchange rates. At September 30, 2002, there were 31 such cross-currency interest rate swap contracts outstanding at a notional amount of $30 million U.S. dollars. At December 31, 2001, there were 18 such cross-currency interest rate swap contracts outstanding at a notional amount of $19 million U.S. dollars.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

9.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Commodity Risk Management

During 2001, the Company entered into a swap contract for 4,860,000 MMBTU's of natural gas to hedge its exposure to fluctuating commodity prices. The contract expired during the third quarter of 2002. At December 31, 2001, accumulated other comprehensive income (loss) related to the contract was a loss of approximately $2 million and the ineffectiveness recorded as other income (loss) was not material. During the second quarter of 2002 the Company entered into an additional swap agreement for 2,100,000 MMBTU's of natural gas. This contract is accounted for as a cash flow hedge and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of ineffectiveness which is recorded as other income in the Consolidated Statement of Income (Loss). At September 30, 2002, the accumulated other comprehensive income related to the contract was approximately $1 million and the ineffectiveness recorded as other income (loss) was not material.

Other Financial Instruments with Off-Balance-Sheet Risk

As of September 30, 2002 and December 31, 2001, the Company was contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $7 million and $38 million, respectively. As of September 30, 2002, and December 31, 2001, approximately $5 million and $34 million, respectively, of such indebtedness was alleged to be in default as a result of the Filing. Included in such indebtedness as of December 31, 2001 was approximately $19 million owed by Owens-Corning (India) Limited, which was consolidated during the third quarter of 2002 (see Note 5). Subject to the foregoing, the Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

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

During the second quarter of 2002, Owens Corning completed a comprehensive reconciliation of personal injury asbestos claims against it (and Fibreboard, see Item B below) in light of currently available information. As a result, it was able to update certain information below concerning settled and pending claims. Owens Corning cautions, however, that it has limited information about many of such claims, and the actual numbers remain subject to adjustment.

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

As discussed more fully below under the heading "Reserve", Owens Corning's (and Fibreboard's) total liability for asbestos claims will ultimately be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in Owens Corning's pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

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

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of claims thereunder will ultimately be treated under the terms of any plan or plans of reorganization.

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

At this time, Owens Corning is unable to predict the manner in which non-NSP claims will ultimately be treated under the terms of any plan or plans of reorganization.

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP ("Administrative Deposits"). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At September 30, 2002, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants ("Undistributed Administrative Deposits") and, accordingly, are reflected in Owens Corning's consolidated balance sheet as restricted assets (under the caption "Restricted cash - asbestos and insurance related") and have not been subtracted from Owens Corning's reserve for asbestos personal injury claims (discussed below).

At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will ultimately be under the terms of any plan or plans of reorganization. However, in 2001, the holder of approximately $49 million of Undistributed Administrative Deposits for Owens Corning (and approximately $28 million of similar Undistributed Administrative Deposits for Fibreboard) filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds ("Subject Deposits") to the escrow beneficiaries. As the result of hearings held on June 20 and July 22, 2002, the Bankruptcy Court has ruled that escrow beneficiaries that had received both written notice of approval for payment and an initial payment from the Subject Deposits prior to the Petition Date would be entitled to receive their remaining payments (plus post-judgment interest after June 20, 2002) from the principal of the Subject Deposits, with the balance of the Subject Deposits, if any, plus any other investment proceeds to be returned to Owens Corning (or Fibreboard, as appropriate) as contributor of the deposits. The creditors' committee representing unsecured creditors and the representative for the class of future asbestos claimants have each filed a notice of appeal from the order.

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

Despite the strong bipartisan support for both bills, there has been no action on these bills during 2002. If Congressional action on such bills is not completed prior to the adjournment of the current Congress (expected shortly), the bills will lapse and similar legislation will be considered in the next Congress only if newly introduced. Consequently, there can be no assurance that any such legislation ultimately will be enacted. Moreover, as a result of the Filing, there is uncertainty regarding the impact of the proposed tax legislation on the Debtors' respective estates even if such legislation were enacted.

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

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

Insurance

As of September 30, 2002, Owens Corning's financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

The Chapter 11 Cases have significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against Owens Corning and will likely have the effect of increasing the number and ultimate cost of resolution of such claims substantially. In particular, the status of the NSP Agreements and the ultimate treatment of pending and future claims thereunder will depend on the outcome of negotiations among the various constituencies in the Chapter 11 Cases and determinations by the Bankruptcy Court as to the issues involved, none of which can be predicted at this time. The uncertainties associated with the status of the NSP Agreements and the treatment of claims thereunder include the following:

- It is possible that one or more constituencies in the Chapter 11 Cases may seek to set aside the NSP Agreements on various grounds. In any event, it is highly uncertain how any plan or plans of reorganization will ultimately treat the various types of NSP claims, including without limitation claims with no evidence of significant medical impairment, or whether such unimpaired claims will be treated as allowed claims thereunder.

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

- Owens Corning anticipates that the number and estimated aggregate value of allowed future claims will ultimately be determined either as a result of negotiations involving the legal representative for the class of future asbestos claimants and the other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations, or Bankruptcy Court determination, at this time.

In connection with the negotiation of a plan or plans of reorganization, a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, have developed or will develop analyses of liability for both pre-petition and future asbestos claims. Owens Corning and Fibreboard will also utilize their own analyses in the negotiation process. Such analyses by the Debtors and other interested constituencies will also be required in connection with the establishment, as part of the plan of reorganization, of a Section 524(g) trust for the benefit of asbestos claimants. Based on facts currently known to it, including positions that have been articulated by various interested constituencies, Owens Corning believes that the estimates included in most or all such analyses will vary substantially from the amounts of Owens Corning's and Fibreboard's respective asbestos reserves in prior periods, and will also vary substantially from one another, for a number of reasons.

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

Moreover, because such analyses are prepared solely for use in the negotiation of a plan of reorganization, they naturally reflect the respective interests of the different constituencies putting them forward. Certain constituencies, for example, may have an interest in presenting an analysis that estimates such liability at the highest level that can arguably be justified; others may have an interest in estimating such liability at the lowest possible level; while others may have an interest in estimating such liability at a point between the two extremes, in an effort to achieve consensus in the negotiation of the plan of reorganization. In addition, interested constituencies in Owens Corning's bankruptcy proceedings may also take into account the implications of any such analyses prepared for use in Owens Corning's bankruptcy proceedings on their position in one or more of the other asbestos-related bankruptcy cases pending in the District of Delaware or elsewhere.

None of the creditor constituencies has yet made available to Owens Corning any such analysis of liability for pre-petition or future asbestos claims. However, based upon its recent discussions and negotiations with representatives of the creditor constituencies, Owens Corning believes that most, if not all, of these creditor analyses associated with the resolution of Owens Corning's and Fibreboard's asbestos-related liabilities in the context of the Chapter 11 proceedings are likely to be well in excess of Owens Corning's and Fibreboard's historic asbestos-related reserves. For example, Owens Corning believes that it is likely that one or more of such creditor constituencies will take the position for purposes of the negotiation of a plan or plans of reorganization that the aggregate amount of pre-petition and future asbestos claims for Owens Corning and Fibreboard, on a combined net present value basis, may exceed $15 billion. In addition, in October 2002, Owens Corning and Fibreboard completed their own analyses of liability for purposes of facilitating plan discussions, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicate net present values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately $5.874 billion, if NSP settlement values are assumed, and $8.547 billion, if 5-year historical settlement values for Owens Corning and Fibreboard, respectively, are used. Based upon these analyses and the information derived from Owens Corning's recent discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning has decided to increase its and Fibreboard's aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning's and Fibreboard's analyses. Consequently, Owens Corning has increased its reserves for the period ended September 30, 2002 through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion. As a result of the increases in the reserves, Owens Corning's and Fibreboard's asbestos-related reserves as of September 30, 2002 were $3.564 billion and $2.310 billion, respectively, for an aggregate reserve of $5.874 billion. In addition, Owens Corning notes that, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 11) has been reduced to zero as of September 30, 2002.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

Ultimately, Owens Corning's (and Fibreboard's) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in Owens Corning's pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

At September 30, 2002,  as a result of the increase in such reserve  referred to
above,   the   approximate   balances  of  the  components  of  Owens  Corning's
asbestos-related reserve were:

                                                                 Balance
                                                                 -------
                                                        (In billions of dollars)

Unpaid Final Settlements (NSP and other)                         $ 0.60
Other Pending and Future Claims                                    3.00

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

- The "Other Pending and Future Claims" component represented the estimated cost of resolving, through the Chapter 11 process, (i) asbestos personal injury claims pending against Owens Corning which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Owens Corning which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Owens Corning made after the Petition Date.

Owens Corning believes that its reserve for asbestos claims represents at least a minimum in a range of possible outcomes of the plan negotiation process as to the amount of its total liability for asbestos-related claims against it as determined through the Chapter 11 process. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 proceedings may be either higher or lower than the Company's reserve. Owens Corning notes that it expects an ongoing high level of negotiations and information exchanges with the various creditor constituencies and other parties for the duration of the Chapter 11 proceedings. Owens Corning will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a further revision to the reserve is appropriate until additional significant developments occur during the course of the Chapter 11 Cases, including resolution by negotiation or the Bankruptcy Court of its total liability for asbestos claims. Any such revision could, however, be material to the Company's consolidated financial position and results of operations in any given period.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

ITEM B. - FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured insulation products containing asbestos. Fibreboard has since been named as defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure. Fibreboard received approximately 22,000 asbestos personal injury claims during 2000. Prior to the Petition Date, the vast majority of Fibreboard asbestos personal injury claims were in the process of being resolved through the NSP, as described below. As a result of the Filing, all pre- petition asbestos claims and pending litigation against the Debtors were automatically stayed (see Note 1). Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to a plan or plans of reorganization. Owens Corning is unable to determine at this time whether asbestos-related claims asserted against Fibreboard will be treated in the same manner as those asserted against Owens Corning in any such plan or plans.

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

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of Fibreboard claims thereunder will ultimately be treated under the terms of any plan or plans of reorganization.

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

At this time, Owens Corning is unable to predict the manner in which Fibreboard non-NSP claims will ultimately be treated under the terms of any plan or plans of reorganization.

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

Since 1993, Continental and Pacific paid, either directly or through an escrow account funded by them, for substantially all settlements of asbestos claims reached prior to the initiation of the NSP. Under the Insurance Settlement, Continental and Pacific provided $1.873 billion during the fourth quarter of 1999 to fund costs of resolving pending and future Fibreboard asbestos-related liabilities, whether under the NSP, in the tort system, or otherwise.

As of September 30, 2002, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.208 billion (net of outstanding payables) was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard
Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

Funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits are reflected on Owens Corning's consolidated balance sheet as restricted assets. At September 30, 2002, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other
- Fibreboard." See Note 11 for additional information concerning the Fibreboard Settlement Trust.

At this time, Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims (see Item A) will ultimately be under the terms of any plan or plans of reorganization.

Asbestos-Related Payments

As a result of the Filing, Fibreboard has not made any asbestos-related payments since the Petition Date. During 2000 (prior to the Petition Date), gross payments for asbestos-related claims against Fibreboard, all of which were paid/reimbursed by the Fibreboard Settlement Trust, fell within four major categories, as follows:

                                                  2000 (through October 4, 2000)
                                                  ------------------------------
                                                        (In millions of dollars)

     Pre-NSP Settlements                                          $  29
     NSP Settlements                                                705
     Non-NSP Settlements                                             41
     Defense, Claims Processing and Administrative Expenses          45
                                                                  -----
                                                                  $ 820

The payments for NSP Settlements include Administrative Deposits during the reporting period in respect of Fibreboard claims.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As of June 30, 2002, a reserve of approximately $1.3 billion in respect of these liabilities (which included an amount for residual obligations to charity as described below) was one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." Owens Corning notes that these liabilities are always at least equal to the funds held in the Fibreboard Settlement Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities (see Note
11).

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

As noted in Item A above as to Owens Corning, the estimate of Fibreboard's liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing, including those set forth in Item A above. In addition, as noted above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will ultimately be under the terms of any plan or plans of reorganization.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

At September 30, 2002, as a result of the increase in such reserve referred to in Item A above, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

                                                             Balance
                                                             -------
                                                     (In billions of dollars)

Unpaid Final Settlements (NSP and other)                      $ 0.40
Other Pending and Future Claims                                 1.90

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

- The "Other Pending and Future Claims" component represented the estimated cost of resolving, through the Chapter 11 process, (i) asbestos personal injury claims pending against Fibreboard which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Fibreboard which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Fibreboard made after the Petition Date.

Owens Corning believes that Fibreboard's reserve for asbestos claims represents at least a minimum in a range of possible outcomes of the plan negotiation process as to the amount of Fibreboard's total liability for asbestos-related claims against it as determined through the Chapter 11 process. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 proceedings may be either higher or lower than Fibreboard's reserve. Owens Corning notes that it expects an ongoing high level of negotiations and information exchanges with the various creditor constituencies and other parties for the duration of the Chapter 11 proceedings. Owens Corning will continue to review Fibreboard's asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a further revision to the reserve is appropriate until significant additional developments occur during the course of the Chapter 11 Cases, including resolution by negotiation or the Bankruptcy Court of Fibreboard's total liability for asbestos claims. Any such revision could, however, be material to the Company's consolidated financial position and results of operations in any given period.

Other Matters

SECURITIES LITIGATION

On or about April 30, 2001, certain of the Company's current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

10.   CONTINGENT LIABILITIES (continued)

July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs' purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. The Company believes that the claim is without merit. The named defendants in this proceeding have each filed contingent indemnification claims with respect to this litigation against Owens Corning pursuant to the General Bar Date process described below.

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the "General Bar Date"). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 24,000 proofs of claim (including the claims described below under the headings "PBGC Claim" and "Tax Claim"), totaling approximately $16.0 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. For further information concerning these claims, please see Note 1, under the heading "General Bar Date".

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

11.   FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 10, two of Fibreboard's insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of September 30, 2002, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the "Trust"). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard's asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 cases.

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

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust, or the effect of the Asbestos Tax Fairness Bill (if enacted), will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the "Trust Assets") and, with Fibreboard's Undistributed Administrative Deposits, are reflected on Owens Corning's consolidated balance sheet as restricted assets. At September 30, 2002, these assets were reflected as non-current assets, under the category "Restricted cash, securities and other
- Fibreboard." Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 10, Part B). As of September 30, 2002, these liabilities were one of the items included in Owens Corning's consolidated balance sheet under the category "Liabilities Subject to Compromise." For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category "Asbestos-related liabilities - Fibreboard." Owens Corning notes that these liabilities are always at least equal to the funds held in the Trust and Fibreboard's Undistributed Administrative Deposits since, under the terms of the Trust, the funds held in the Trust must be expended either in connection with Fibreboard's asbestos-related liabilities, or to satisfy the obligation under the Trust to distribute to charity the assets, if any, remaining in the Trust after satisfaction of all such liabilities. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases. At September 30, 2002, as a result of the increase in such reserve referred to in Note 10, the Consolidated Financial Statements reflect Fibreboard's reserve for asbestos litigation claims at $2.310 billion, with no residual obligation to charity.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   FIBREBOARD SETTLEMENT TRUST (continued)

For accounting purposes, the Trust Assets are classified from time to time as "available for sale" or "held to maturity" and are reported in the Consolidated Financial Statements in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, marketable securities classified as available for sale are recorded at fair market value and marketable securities designated as held to maturity are recorded at amortized cost. At September 30, 2002 and December 31, 2001, substantially all marketable securities were classified as "available for sale".

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

Prior to and during the third quarter of 2002, the residual liability that may be paid to charity increased/decreased, with the related decrease/increase to other comprehensive income within stockholders' equity, net of tax and other expense/income on the consolidated statement of income. As of September 30, 2002, the liability that may be paid to charity was reclassified to the Trust Assets as the liability for asbestos litigation claims exceeded the Trust Assets.

Results for the Periods Ended September 30, 2002 and 2001

During the third quarters of 2002 and 2001, Trust Assets generated interest/dividend earnings of approximately $14 million and $13 million respectively ($40 million and $42 million, respectively, for the first nine months of the year), which have been recorded as an increase in the carrying amount of the assets on Owens Corning's consolidated balance sheet and as other income on the consolidated statement of income. During each of the periods ended September 30, 2002 and 2001, this income was offset by an equal charge to other expense, which represented an increase in the residual liability to charity.

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the third quarter of 2002 or 2001. However, approximately $1 million was paid during the second quarter of 2002 and $1 million was paid during the first quarter of 2002 for taxes related to earnings of the Trust. This payment was funded by existing cash in the Trust or proceeds from the sale of securities. During the third quarter of 2001, approximately $11 million was paid for taxes related to earnings of the Trust. The sale of securities during the third quarter of 2002 resulted in a realized loss of $1 million, while there was a realized gain of less than $1 million in 2001. Realized gains or losses from the sale of securities are reflected on the Company's financial statements in the same manner as actual returns on Trust Assets, described above.

At September 30, 2002 and 2001, the fair market value adjustment for those securities designated as available for sale resulted in an unrealized gain of approximately $21 million and $11 million, respectively. These amounts have been reflected in the Company's consolidated balance sheet as a change to the carrying amount of the asset and to other comprehensive income. These amounts have also been reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

At September 30, 2002, the fair value of Trust Assets and Administrative Deposits was $1.335 billion, which was comprised of Trust Assets of $1.226 billion of marketable securities and $18 million of outstanding payables and Administrative Deposits of $127 million.

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   FIBREBOARD SETTLEMENT TRUST (continued)

The amortized cost, gross unrealized holding gains and losses and fair value of the investment securities available for sale at September 30, 2002 and December 31, 2001 are as follows:

                                             September 30, 2002
                                             ------------------
                                  Gross Unrealized  Gross Unrealized
                        Cost             Gain              Loss      Fair Value
                        ----             ----              ----      ----------
                                       (In millions of dollars)

Municipal Bonds       $1,173           $   21          $      -          $1,194
Corporate Bonds            9                -                 -               9
Mutual Funds              23                -                 -              23
                      ------           ------          --------          ------

Total                 $1,205           $   21          $      -          $1,226
                      ======           ======          ========          ======

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
                                 ======       ========       ======       ======

Maturities of investment securities classified as available for sale at September 30, 2002 and December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                          September 30, 2002               December 31, 2001
                                                          ------------------               -----------------
                                                         Cost         Fair Value          Cost         Fair Value
                                                         ----         ----------          ----         ----------
                                                                        (In millions of dollars)

Due within one year                                    $     141       $     141       $      91        $      91
Due after one year through five years                        758             775             679              679
Due after five years through ten years                       156             159             171              171
Due after ten years                                          150             151             228              228
                                                       ---------       ---------       ---------        ---------
Total                                                  $   1,205       $   1,226       $   1,169        $   1,169
                                                       =========       =========       =========        =========

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

11.   FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the nine months ended September 30, 2002:

                                                          Interest   Unrealized Realized
                                                Balance      and        Gain/     Gain/                                     Balance
                                                12/31/01  Dividends    (Loss)    (Loss)  Provision     Other    Payments    9/30/02
                                                --------  ---------    ------    ------  ---------     -----    --------    -------

Assets
Cash (payable for purchase of securities)        $   (18)   $     -   $     -   $     -    $     -    $     -    $     -    $   (18)
Marketable securities:
  Available for sale                               1,169         40        21        (2)         -          -         (2)     1,226
                                                 -------    -------   -------   -------    -------    -------    -------    -------

     Total Trust assets                            1,151         40        21        (2)         -          -         (2)     1,208
                                                 -------    -------   -------   -------    -------    -------    -------    -------

Administrative Deposits                              133          -         -         -          -         (6)         -        127
                                                 -------    -------   -------   -------    -------    -------    -------    -------

Total assets                                     $ 1,284    $    40   $    21   $    (2)   $     -    $    (6)   $    (2)   $ 1,335
                                                 =======    =======   =======   =======    =======    =======    =======    =======

Liabilities
Asbestos litigation claims                       $ 1,213    $     -   $     -   $     -    $ 1,103    $    (6)   $     -    $ 2,310
Charity                                               71         40        21        (2)      (128)         -         (2)         -
                                                 -------    -------   -------   -------    -------    -------    -------    -------
     Total liabilities                             1,284         40        21        (2)       975         (6)        (2)     2,310

Liabilities in excess of Trust Assets                  -    $     -   $     -   $     -    $  (975)   $     -    $     -    $  (975)
                                                 -------    -------   -------   -------    -------    -------    -------    -------

Total liabilities                                $ 1,284    $    40   $    21   $    (2)   $     -    $    (6)   $    (2)   $ 1,335
                                                 =======    =======   =======   =======    =======    =======    =======    =======

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

The changes in goodwill by segment during the quarter and nine months ended September 30, 2002, were as follows:

                                                  Quarter Ended September 30, 2002
                                                  --------------------------------
                                                                    Foreign Exhange     Balance at
                               Balance at                            Exchange and      September 30,
                              June 30, 2002       Reallocation           Other              2002
                              -------------       ------------           -----              ----
                                                      (In millions of dollars)
Composite Solutions              $     18          $     -               $   -            $    18
Building Materials Systems            106                -                  (2)               104
                                 --------          -------               ------           -------

Total                            $    124          $     -               $  (2)           $   122
                                 ========          =======               ======           =======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   GOODWILL AND OTHER INTANGIBLES (continued)

                                          Nine Months Ended September 30, 2002
                                          ------------------------------------
                                             Effect of                           Foreign      Balance at
                          Balance at       Adopting SFAS                         Exchange   September 30,
                       December 31, 2001      No. 142        Reallocation        and Other        2002
                       -----------------      -------        ------------        ---------        ----
                                                      (In millions of dollars)
Composite Solutions           $  33            $   -             $ (15)            $   -          $  18
Building Materials              577             (491)               15                 3            104
                              -----            -----             -----             -----          -----
Total                         $ 610            $(491)            $   -             $   3          $ 122
                              =====            =====             =====             =====          =====

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to January 1, 2002. A reconciliation of the previously reported net income and earnings per share as if SFAS No. 142 had been adopted prior to January 1, 2001 is presented as follows:

                                                         Quarter Ended
                                                         -------------
                                           September 30, 2002 September 30, 2001
                                           ------------------ ------------------
                                 (In millions of dollars, except per share data)

Net income (loss):
  Reported net income (loss)                     $  (2,359)         $   27
  Add back goodwill amortization, net of tax             -               4
                                                 ---------          ------
Adjusted net income (loss)                       $  (2,359)         $   31
                                                 =========          ======

Basic earnings (loss) per share:
  As reported                                    $  (42.84)         $  .50
  Add back goodwill amortization, net of tax             -             .07
                                                 ---------          ------
Adjusted basic earnings (loss) per share         $  (42.84)         $  .57
                                                 =========          ======

Diluted earnings (loss) per share:
  As reported                                    $  (42.84)         $  .46
  Add back goodwill amortization, net of tax             -             .06
                                                 ---------          ------
Adjusted diluted earnings (loss) per share       $  (42.84)         $  .52
                                                 =========          ======

                         OWENS CORNING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

12.   GOODWILL AND OTHER INTANGIBLES (continued)

                                                     Nine Months Ended
                                                     -----------------
                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------
                                 (In millions of dollars, except per share data)

Net income (loss):
  Reported net income (loss)                  $  (2,770)            $   46
  Add back cumulative effect of change in
     accounting principle, net of tax               441                  -
  Add back goodwill amortization, net of tax          -                 11
                                              ---------             ------
Adjusted net income (loss)                    $  (2,329)            $   57
                                              =========             ======

Basic earnings (loss) per share:
  As reported                                 $  (50.31)            $  .84
  Add back cumulative effect of change in
     accounting principle, net of tax              8.01                  -
  Add back goodwill amortization, net of tax          -                .20
                                              ---------             ------
Adjusted basic earnings (loss) per share      $  (42.30)            $ 1.04
                                              =========             ======

Diluted earnings (loss) per share:
  As reported                                 $  (50.31)            $  .77
  Add back cumulative effect of change in
     accounting principle, net of tax              8.01                  -
  Add back goodwill amortization, net of tax          -                .18
                                              ---------             ------
Adjusted diluted earnings (loss) per share    $  (42.30)            $  .95
                                              =========             ======

All of the Company's acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the third quarter of 2002 and 2001. The Company estimates that amortization of intangibles will be approximately $3 million for each of the next five years. The components of other intangible assets are as follows:

                                                  September 30, 2002
                                                  ------------------
                              Weighted Average     Gross Carrying              Accumulated
                                   Lives               Amount                  Amortization
                                   -----               ------                  ------------
                                                            (In millions of dollars)
          Contract-based               6                $    3                    $   (1)
          Technology-based            22                    17                        (9)
          Marketing-related            6                    13                        (8)
                                                        ------                    -------
                                                        $   33                    $  (18)
                                                        ======                    =======

13.   INCOME TAXES

In the third quarter of 2002, the Company increased its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (See Note 10). In connection with such charges, management evaluated the amount of deferred tax assets attributable to such charges and also assessed the likelihood of realization of such deferred tax assets in light of the Company's financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that, as of September 30, 2002, a valuation allowance was required for the full amount of such attributable deferred tax assets. As a result, no tax benefit was recorded in connection with the third quarter 2002 asbestos-related charges discussed above.

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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance that such plan or plans will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing of the confirmation of such plan or plans or its effect, if any, on the terms thereof.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until February 2, 2001. By subsequent action, the Bankruptcy Court has extended such exclusivity period until November 26, 2002, and similarly extended the Debtors' exclusive rights to solicit acceptances of a reorganization plan from April 3, 2001 to January 28, 2003. If the Debtors fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and other interest holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

In this regard, at a status conference on the Chapter 11 Cases held on September 20, 2002, the District Court requested that the Debtors submit a plan of reorganization by October 31, 2002, or risk the shortening or non-extension of their exclusivity period for filing a plan of reorganization. The District Court has subsequently indicated that the deadline for submission might be extended until the latter part of November 2002. As a result of the District Court's request, the Debtors, the creditors' committees, the futures representative, and other parties in interest have increased the pace of their discussions and negotiations, including the exchange of information, concerning their respective positions on the appropriate terms of a plan of reorganization. Owens Corning intends to comply with the request of the District Court by submitting a plan of reorganization to the District Court either in conjunction with one or more of the creditor constituencies as plan proponents or, alternatively, with no plan proponent other than the Debtors. Because discussions and negotiations among the various creditor constituencies and the Debtors are ongoing, Owens Corning is unable to predict the terms of such a plan of reorganization or whether such plan will be supported by one or more of the creditor constituencies.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Owens Corning believes that it is likely that the terms, conditions and provisions of any plan or plans of reorganization initially filed or submitted by it will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. However, it is likely that any plan or plans will provide, among other things, that all present and future asbestos-related liabilities of Owens Corning and Fibreboard will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. In addition, Owens Corning believes it is likely that any such plan or plans will also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Owens Corning is unable to predict at this time what treatment will ultimately be accorded under any such reorganization plan or plans to inter-company indebtedness, licenses, transfers of goods and services and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under such plan or plans and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to
(1) the guarantees issued by certain of Owens Corning's U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. ("OCFT") and IPM Inc., a
Non-Debtor Subsidiary that holds Owens Corning's ownership interest in a majority of Owens Corning's foreign subsidiaries ("IPM"), with respect to Owens Corning's $1.8 billion pre-petition bank credit facility (the "Pre-Petition Credit Facility", which is in default) or (2) OCFT's license agreements with Owens Corning and Exterior Systems, Inc., an indirect wholly-owned subsidiary of Owens Corning ("Exterior"), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Owens Corning's shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. Based on information now available to Owens Corning, it appears unlikely that there will be sufficient assets to satisfy all of the Debtors' pre-petition liabilities. In addition, the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Based on the Debtors' known assets and known and currently estimated liabilities (including the asbestos liabilities described more fully in Note 10 to the Consolidated Financial Statements), it is likely that pre-petition creditors generally will receive under a plan or plans less than 100% of the face value of their claims, and that the interests of Owens Corning's equity security holders will be substantially diluted or cancelled in whole or in part. As noted above, it is not otherwise possible at this time to predict the outcome of the Chapter 11 Cases, the effect of the Administrative Consolidation, the final terms and provisions of any plan or plans of reorganization, or the ultimate effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of the Debtors' respective equity security holders.

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

Approximately 24,000 proofs of claim (including late-filed claims), totaling approximately $16.0 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens
Corning is investigating these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for these claims in the Chapter 11 Cases.

In its initial review of the filed claims, Owens Corning has identified approximately 15,000 claims, totaling approximately $8.3 billion, which it believes should be disallowed by the Bankruptcy Court, primarily because they appear to be duplicate claims or claims that are not related to the indicated Debtor (the "Objectionable Claims"). Owens Corning likely will file objections to these Objectionable Claims. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of these claims will be disallowed.

In addition to the Objectionable Claims described above, at September 30, 2002, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.7 billion, as follows:

- Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

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

- Approximately 5,500 claims, totaling approximately $5.6 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the "General Claims"). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading "Tax Claim" in Note 10 to the

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

     Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading "PBGC Claim" in Note 10 to the Consolidated
     Financial Statements; claims for contract rejections, totaling approximately $310 million, of which approximately $250 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2002; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning's investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company's consolidated financial position and results of operations in any given period. For a discussion of liability amounts in respect of asbestos personal injury claims, see Note 10 to the Consolidated Financial Statements.

ASBESTOS BAR DATE

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Despite this, approximately 2,900 proofs of claim (in addition to claims described above under "General Bar Date"), totaling approximately $2.2 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,100, totaling approximately $0.5 billion, as Objectionable Claims, for which it will file a motion to dismiss. Of the remaining claims, Owens Corning believes that a substantial majority represented claimants that had previously asserted asbestos-related claims against the Company. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

INCREASE IN ASBESTOS RESERVES

Owens Corning has reviewed its and Fibreboard's asbestos-related reserves in light of recent developments, including information derived from Owens Corning's recent discussions and negotiations with the various creditor constituencies concerning their relative positions on an acceptable plan of reorganization and information derived from Owens Corning's and Fibreboard's own analyses of liability, prepared by an outside consultant for purposes of facilitating plan discussions. As a result of this review, Owens Corning has increased its reserves for the period ended September 30, 2002 through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion. As a result of the increases in the reserves, Owens Corning's and Fibreboard's asbestos-related reserves as of September 30, 2002 were $3.564 billion and $2.310 billion, respectively, for an aggregate reserve of $5.874 billion. In addition, Owens Corning notes that, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see
Note 11 to the Consolidated Financial Statements) has been reduced to zero as of September 30, 2002. Please see Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

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

Owens Corning's strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe. During the fourth quarter of 2001, the Company completed the sale of its remaining 40% interest in Alcopor Owens Corning, a producer of insulation products in Europe and the United Kingdom. During the third quarter of 2002, the Company increased its investment in Owens Corning (India) Limited, a producer of composite materials, to approximately 60%.

Quarter and Nine Months Ended September 30, 2002

SALES AND PROFITABILITY FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Net sales for the quarter ended September 30, 2002 were $1.306 billion, up 1% from the third quarter of 2001 level of $1.291 billion, principally due to higher volumes in U.S. Building Materials. Sales in the Building Materials segment increased 2% to $963 million in the third quarter of 2002, compared to $943 million in the third quarter of 2001, primarily due to volume increases in the U.S. roofing and recreational vehicle markets. In the Composite Solutions business, sales were $343 million during the third quarter of 2002, down 1% from $348 million in 2001, primarily due to lower sales volume in the U.S. In total for the Company, sales outside the U.S. represented 13% of total sales during the third quarter of 2002 and 2001. Please see Note 2 to the Consolidated Financial Statements for further details of segment sales. On a consolidated basis, there was a more favorable currency translation impact on sales denominated in foreign currencies during the third quarter of 2002 compared to the third quarter of 2001. Gross margin for the quarters ended September 30, 2002 and 2001 was 16% and 19% of net sales, respectively.

On a comparative basis, income from operations decreased to a loss of $2.342 billion for the quarter ended September 30, 2002 from income of $63 million in 2001. This decrease was primarily due to the provision for asbestos litigation claims taken in the third quarter of 2002. Other factors included higher Chapter 11 related costs and higher restructure and other charges partially offset by a decrease in marketing and administrative expenses to $131 million in the third quarter of 2002, compared to $141 million in the third quarter of 2001, primarily as a result of cost saving initiatives implemented as part of the Company's ongoing efforts to reduce cost. Please see the table below for further details of these items. Further negatively impacting income from operations were increased costs associated with post-retirement health and pension related expenses, which were up approximately $9 million from the quarter ended September 30, 2001, due mainly to changes in plan assumptions and prior declines in plan asset values. The primary drivers of income from operations in our business segments were lower price in our Composites business and U.S. residential insulation markets, lower volume in our Composites business, and higher material costs. These factors were partially offset by increased manufacturing productivity, primarily in our insulation and vinyl siding businesses, increases in both price and volume in our residential roofing markets, and higher prices in our residential siding market. Please see Note 2 to the Consolidated Financial Statements for further details of segment income from operations.

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

                                                                Quarter Ended
                                                                September 30,
                                                                -------------
                                                        (In millions of dollars)
                                                               2002       2001
                                                               ----       ----
Reported income (loss) from operations                       $(2,342)   $    63
Restructure charges (See below)                                   11          8
Other charges in cost of sales and operating expenses
  (See below)                                                     33         27
Chapter 11 related reorganization items (See Note 1)              35         23
Proceeds from insurance for asbestos litigation claims,
  excluding Fibreboard (See Note 10)                               -         (5)
Provision for asbestos litigation claims (See Note 10)         2,356          -
                                                             -------    -------
Income from ongoing operations                               $    93    $   116
                                                             =======    =======

For the quarter ended September 30, 2002, Owens Corning reported a net loss of $2.359 billion, or $(42.84) per share on a diluted basis, compared to net income of $27 million, or $.46 per share on a diluted basis, for the quarter ended September 30, 2001. Cost of borrowed funds was $5 million and $4 million, respectively, for the referenced quarters (from the Petition Date through September 30, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $329 million, of which $35 million relates to the third quarter of 2002 and $42 million relates to the third quarter of 2001 (please see Note 1 to the Consolidated Financial Statements)).

SALES AND PROFITABILITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales for the nine months ended September 30, 2002 were $3.698 billion, up 3% from the $3.597 billion reported for the first nine months of 2001, principally due to higher volumes in U.S. Building Materials partially offset by lower volume in the European composite market.

On a comparative basis, income from operations for the nine months ended September 30, 2002 was a loss of $2.269 billion compared to income of $103 million for 2001. This decrease was primarily due to the provision for asbestos litigation claims taken in the third quarter of 2002. Other factors included lower restructure and other charges, partially offset by an increase in Chapter 11 related costs. Please see the table below for further details of these items. Further negatively impacting income from operations were increased costs associated with post-retirement health and pension related expenses, which were up approximately $27 million from the nine months ended September 30, 2001, due mainly to changes in plan assumptions and prior declines in plan asset values. Factors affecting income from operations in our business segments include sales volume and price decreases in our Composites business, partially offset by sales volume increases primarily in our roofing and siding businesses. Please see Note 2 to the Consolidated Financial Statements for further details of segment income from operations.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from income from operations to income from ongoing operations (see description above) is as follows:

                                                               Nine Months Ended
                                                                 September 30,
                                                                 -------------
                                                        (In millions of dollars)
                                                                2002       2001
                                                                ----       ----
Reported income (loss) from operations                       $(2,269)   $   103
Restructure charges (See below)                                   18         24
Other charges in cost of sales and operating expenses
  (See below)                                                     35         70
Chapter 11 related reorganization items (See Note 1)              85         60
Proceeds from insurance for asbestos litigation claims,
  excluding Fibreboard (See Note 10)                              (5)        (5)
Provision for asbestos litigation claims (See Note 10)         2,356          -
                                                             -------    -------
Income from ongoing operations                               $   220    $   252
                                                             =======    =======

The net loss for the nine months ended September 30, 2002 was $2.770 billion, or $(50.31) per share on a diluted basis, compared to net income of $46 million or $.77 per share on a diluted basis for the same period in 2001. In addition to the asbestos-related charges, results for the nine months ended September 30, 2002 reflect a non-cash charge of $491 million ($441 million net of tax) as the result of the implementation of SFAS No. 142 (see discussion below under "Accounting Changes"). Cost of borrowed funds was $13 million and $11 million, respectively, for the referenced periods of 2002 and 2001 (contractual interest expense not accrued or recorded on pre-petition debt totaled $106 million for the nine months ended September 30, 2002 and $134 million for the nine months ended September 30, 2001 (please see Note 1 to the Consolidated Financial Statements)).

RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

Ongoing Business Review

In connection with the Chapter 11 proceedings and the development of a plan or plans of reorganization, the Company has initiated a comprehensive strategic review of its businesses. During the course of that review, the Company anticipates that additional restructuring and similar charges, including asset impairment and wind-up costs, may be identified and recorded during the fourth quarter of 2002 and periods beyond. Such charges could be material to the consolidated financial position and results of operations of the Company in any given period. In addition, Owens Corning notes that certain of its businesses are operated wholly or in part through subsidiary entities. To the extent that any restructuring or similar charges impact such subsidiary entities, the financial condition or results of operations of such subsidiary entities, and potentially other entities holding obligations of such subsidiary entities, may be adversely impacted, perhaps materially.

Third Quarter 2002

In the third quarter of 2002, certain previously announced restructuring programs continued throughout the period. In addition, a strategic review of the Company's businesses resulted in additional restructuring charges. The Company recorded approximately $44 million in pretax charges in the third quarter of 2002. These pretax charges were comprised of an $11 million pretax charge to restructure costs (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)) and a charge of $33 million to cost of sales. The $11 million restructure charge represents $3 million for severance

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS (continued)

costs associated with the elimination of approximately 215 positions, primarily impacting manufacturing and administrative personnel in the US, of which approximately 57 were actually terminated as of September 30, 2002. The remaining $8 million represents charges for the closing of non-strategic businesses and associated facilities, which consisted mainly of non-cash asset write-downs to fair values and exit cost liabilities.

The $33 million charge to cost of sales mainly includes a charge of $30 million to write down a group of assets within the Company's Building Materials Systems segment to estimated realizable value. The groups of assets are being marketed for sale and accordingly a valuation of the future cash flows of the assets was completed using assumptions consistent with current market conditions. The Company's ultimate decisions and actions regarding these assets require approval by the Bankruptcy Court and, due to uncertainties in the valuations performed around future market conditions and bankruptcy court proceedings, it is possible that the estimate of fair value may materially change in the future. In addition, various parties-in-interest may perform their own valuations of these assets and such valuations may differ significantly from the Company's estimate of fair value. The remaining $3 million charge represents charges associated with the Company's plan to realign its Newark, Ohio manufacturing facility and various costs. The realignment plan for the Newark facility was announced in the third quarter of 2000 and is anticipated to be complete in the fourth quarter of 2002.

Second Quarter 2002

During the second quarter of 2002, certain restructuring programs put into place during 2000 and 2001 continued due to the timing of events in these programs. The combination of these continued restructuring programs led to the Company recording approximately $3 million in a pretax credit in the second quarter of 2002. This pretax credit was comprised of a $5 million pretax credit to other operating expense, a $1 million pretax credit to restructure costs (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)), and a $3 million pretax charge to cost of sales. The credit to other operating expense included a credit for the settlement of certain funds subject to an administrative freeze that were previously estimated to be unrealizable (See Note 1). The rights to these funds were originally transferred to the Company as part of the sale of the Company's 40% interest in Alcopor Owens Corning (See Note 5). The credit to restructure costs included adjustments for a reduction in the number of positions to be eliminated as part of the restructure charge taken during 2001 (see below). The charge to cost of sales included charges associated with the Company's previously announced plan to realign its Newark, Ohio manufacturing facility and a write down to inventory mainly to reflect updated estimates of the net realizable value.

First Quarter 2002

In response to the slowed economy and to the declining margins in the composites business, the Company has continued to assess cost structures of certain businesses and facilities as well as overhead expenditures for the entire company. In addition, certain restructuring programs put into place during 2000 and 2001 continued in the first quarter of 2002 due to the timing of events in these programs. The combination of these continued restructuring programs and the continued assessment of the businesses led to the Company recording approximately $12 million in pretax charges in the first quarter of 2002. These pretax charges were comprised of an $8 million pretax restructure charge and $4 million of pretax other charges. The restructure charge represents severance costs associated with the elimination of approximately 230 positions, primarily in the U.S., which was adjusted to approximately 218 in the second quarter of 2002 (see above) of which approximately 210 were actually terminated as of September 30, 2002. The primary groups impacted include manufacturing and administrative personnel. As of September 30, 2002, approximately $5 million has been paid and charged against the reserve. The restructure charge has been classified as a separate component of operating expenses on the Company's Consolidated Statement of Income (Loss).

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS (continued)

The $4 million in pretax other charges included $2 million in charges associated with the Company's previously announced realignment at its Newark, Ohio manufacturing facility and various other charges totaling $2 million. The realignment plan for the Newark facility was announced in the third quarter of 2000 and is anticipated to be complete in the fourth quarter of 2002. As work progresses on the facility, costs are recorded as they are incurred. The $4 million pretax charge was accounted for as a $5 million charge to cost of sales and a $1 million credit to other operating expenses.

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

The $26 million charge for restructuring included $21 million for severance costs associated with the elimination of approximately 460 positions, primarily impacting manufacturing and administrative personnel in the U.S., Canada and the U.K., of which approximately 450 were actually terminated as of September 30, 2002. The remaining $5 million represented a charge for the divestiture of non-strategic businesses and facilities, which consisted mainly of non-cash asset write-downs to fair value and exit cost liabilities. As of September 30, 2002, approximately $19 million has been paid and charged against this reserve.

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

INCOME TAXES

The Company currently projects that its effective tax rate for the full year 2002 will be (3%), compared to 55% for the full year 2001. In the third quarter of 2002, the Company increased its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (See Note 10 to the Consolidated Financial Statements). In connection with such charges, management evaluated the amount of deferred tax assets attributable to such charges and also assessed the likelihood of realization of such deferred tax assets in light of the Company's financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that, as of September 30, 2002, a valuation allowance was required for the full amount of such attributable deferred tax assets. As a result, no tax benefit was recorded in connection with the third quarter 2002 asbestos-related charges discussed above.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $86 million in the nine months ended September 30, 2002, compared to $114 million for the nine months ended September 30, 2001. The decrease in cash flow from operations in 2002 is primarily attributable to working capital items, including the cash flow effect of a decrease in accounts payable and accrued liabilities of $43 million in the nine months ended September 30, 2002 compared to an increase of $125 million in the same period of 2001. The effects of the changes in these items largely offset the net effects of higher pension fund contributions during 2001.

Total inventories at September 30, 2002 increased by $56 million from the December 31, 2001 level due largely to the seasonal build of inventories. Receivables at September 30, 2002 were $570 million, a $153 million increase over the December 31, 2001 level, attributable to the seasonal increase in sales. At September 30, 2002, Owens Corning's net working capital was $940 million and the Company's current ratio was 2.13, compared to $800 million and 1.94, respectively, at December 31, 2001 and $874 million and 2.11, respectively, at September 30, 2001.

Investing activities consumed $172 million of cash during the nine months ended September 30, 2002, compared to $115 million in the same period of 2001. Capital spending for property, plant and equipment, excluding acquisitions, for the nine months was $171 million in 2002 and $133 million in 2001. We anticipate that 2002 spending for capital and investments will be approximately $250 million, a portion of which is uncommitted. We expect that these expenditures will be funded from the Company's operations and existing cash on hand.

Financing activities in the nine months ended September 30, 2002 resulted in no change in cash, compared to an increase of $1 million during the same period in 2001. The results for 2002 reflect an allowed claim of approximately $19 million in debt subject to compromise as part of our investment in Owens Corning (India) Limited, which increased our ownership to approximately 60%, and an $18 million application of funds previously subject to administrative freeze (see discussion below) to satisfy certain pre-petition indebtedness. At September 30, 2002, we had $2.854 billion of borrowings subject to compromise and $176 million of other borrowings (of which $97 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At September 30, 2001, we had $2.843 billion of borrowings subject to compromise and $114 million of other borrowings (of which $97 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

At September 30, 2002, the Company had $686 million of Cash and Cash Equivalents (of which approximately $4 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). During the second quarter of 2002, the Bankruptcy Court approved a settlement reached with certain pre-petition lenders covering approximately $36 million of funds previously subject to administrative freeze (of which approximately $32 million was previously reflected in cash and cash equivalents). Under this settlement, the Company received approximately $18 million of the funds and the remainder was applied by the lenders to satisfy certain pre-petition indebtedness.

The Company has significant liabilities related to pension plans for its employees. The Company has reviewed its assumptions related to the valuation of this liability, including the rate of return on pension plan assets and the discount rate on the liability compared to actual results to date. The rate of return and discount rate have been significantly lower than expected. This may result in management changing its assumptions for 2003, which could materially increase expense. In addition, the actual decrease in the market value of assets during 2002 and lower interest rates may result in a material increase in the Company's required contributions to the pension plans in future years.

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS (continued)

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the "DIP Financing"), which currently expires November 15, 2002. The Debtors have reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. This renewal is subject to Bankruptcy Court approval, which is expected prior to the current expiration. There were no borrowings outstanding under the DIP facility at September 30, 2002, however, approximately $56 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that its cash and cash equivalents, cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases and to renew the DIP Financing as described above, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company's ability to achieve profitability following such confirmation.

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

The changes in goodwill by segment during the quarter and nine months ended September 30, 2002, were as follows:

                                                  Quarter Ended September 30, 2002
                                                  --------------------------------
                                                                    Foreign Exhange     Balance at
                               Balance at                            Exchange and      September 30,
                              June 30, 2002       Reallocation           Other              2002
                              -------------       ------------           -----              ----
                                                      (In millions of dollars)
Composite Solutions              $     18          $     -               $   -            $    18
Building Materials Systems            106                -                  (2)               104
                                 --------          -------               ------           -------

Total                            $    124          $     -               $  (2)           $   122
                                 ========          =======               ======           =======

                                             Nine Months Ended September 30, 2002
                                             ------------------------------------
                                             Effect of                           Foreign      Balance at
                          Balance at       Adopting SFAS                         Exchange   September 30,
                       December 31, 2001      No. 142        Reallocation        and Other        2002
                       -----------------      -------        ------------        ---------        ----
                                                      (In millions of dollars)
Composite Solutions           $  33            $   -             $ (15)            $   -          $  18
Building Materials              577             (491)               15                 3            104
                              -----            -----             -----             -----          -----
Total                         $ 610            $(491)            $   -             $   3          $ 122
                              =====            =====             =====             =====          =====

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

                                                       Quarter Ended
                                                       -------------
                                           September 30, 2002 September 30, 2001
                                           ------------------ ------------------
                                 (In millions of dollars, except per share data)

Net income (loss):
  Reported net income (loss)                     $  (2,359)         $   27
  Add back goodwill amortization, net of tax             -               4
                                                 ---------          ------
Adjusted net income (loss)                       $  (2,359)         $   31
                                                 =========          ======

Basic earnings (loss) per share:
  As reported                                    $  (42.84)         $  .50
  Add back goodwill amortization, net of tax             -             .07
                                                 ---------          ------
Adjusted basic earnings (loss) per share         $  (42.84)         $  .57
                                                 =========          ======

Diluted earnings (loss) per share:
  As reported                                    $  (42.84)         $  .46
  Add back goodwill amortization, net of tax             -             .06
                                                 ---------          ------
Adjusted diluted earnings (loss) per share       $  (42.84)         $  .52
                                                 =========          ======



                                                     Nine Months Ended
                                                     -----------------
                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------
                                 (In millions of dollars, except per share data)

Net income (loss):
  Reported net income (loss)                  $  (2,770)            $   46
  Add back cumulative effect of change in
     accounting principle, net of tax               441                  -
  Add back goodwill amortization, net of tax          -                 11
                                              ---------             ------
Adjusted net income (loss)                    $  (2,329)            $   57
                                              =========             ======

Basic earnings (loss) per share:
  As reported                                 $  (50.31)            $  .84
  Add back cumulative effect of change in
     accounting principle, net of tax              8.01                  -
  Add back goodwill amortization, net of tax          -                .20
                                              ---------             ------
Adjusted basic earnings (loss) per share      $  (42.30)            $ 1.04
                                              =========             ======

Diluted earnings (loss) per share:
  As reported                                 $  (50.31)            $  .77
  Add back cumulative effect of change in
     accounting principle, net of tax              8.01                  -
  Add back goodwill amortization, net of tax          -                .18
                                              ---------             ------
Adjusted diluted earnings (loss) per share    $  (42.30)            $  .95
                                              =========             ======

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS (continued)

All of the Company's acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the third quarter of 2002 and 2001. The Company estimates that amortization of intangibles will be approximately $3 million for each of the next five years. The components of other intangible assets are as follows:

                                                    September 30, 2002
                                                    ------------------
                               Weighted Average    Gross Carrying              Accumulated
                                    Lives              Amount                  Amortization
                                    -----              ------                  ------------
                                                           (In millions of dollars)
          Contract-based                6               $    3                      $   (1)
          Technology-based             22                   17                          (9)
          Marketing-related             6                   13                          (8)
                                                        ------                      -------
                                                        $   33                      $  (18)
                                                        ======                      =======

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The impact of adoption has not yet been determined.

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

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS (continued)

ENVIRONMENTAL MATTERS

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At September 30, 2002, a total of 56 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

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

The 1990 Clean Air Act Amendments (Act) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin in January 2000, for secondary aluminum smelting in March 2000, and for wet formed glass mat and metal coil coating in June, 2002. The Company anticipates that other sources to be regulated will be asphalt processing and roofing, open molded fiber-reinforced plastics, and large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates, and natural gas prices in the normal course of business. The Company did not experience any significant changes in such exposures during 2002. The Company manages such exposures through the use of certain financial and derivative financial instruments. The Company's objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows, which has not changed from the Company's objective used during 2001 and is not expected to change in 2003.

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

The amounts presented below represent the average, minimum, and maximum potential one-day loss in fair value that the Company would expect from adverse changes in foreign currency exchange rates, interest rates or natural gas prices assuming a 95% confidence level:

                                      September 30,                                 December 31,
                                         2002                                           2001
                                         ----                                           ----
Risk Category              Average      Minimum        Maximum           Average       Minimum        Maximum
                           -------      -------        -------           -------       -------        -------
                            (In millions of dollars)
Foreign currency            $   -        $   -         $   -              $   -         $   -         $   -
Interest rate               $  12        $  11         $  12              $  12         $  11         $  13
Natural gas                 $   -        $   -         $   1              $   1         $   1         $   1

Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. The potential loss, identified above, includes interest on debt subject to compromise.

ITEM 4.       CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

As a consequence of the Filing and the impact of certain provisions of the Company's DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning's Consolidated Financial Statements above.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company's pre-petition debt is now in default due to the Filing. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning's Consolidated Financial Statements above. As described in Note 1, the Consolidated Financial Statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, at the Petition Date the Company recorded the Debtors' pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of
Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $97 million as of September 30, 2002, as current on the Consolidated Balance Sheet.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2002.

ITEM 5.       OTHER INFORMATION

The Company does not elect to report any information under this Item.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         See Exhibit Index below, which is incorporated here by reference.

(b)      Reports on Form 8-K.

         During the quarter ended September 30, 2002, Owens Corning filed the following current report on Form 8-K:
         o Dated August 12, 2002, under Item 9, to submit sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 OWENS CORNING

                                                 Registrant


Date:    October 28, 2002                        By:   /s/ Michael H. Thaman
     --------------------                        ------------------------------
                                                 Michael H. Thaman
                                                 Chairman of the Board and
                                                 Chief Financial Officer
                                                 (as duly authorized officer)



Date:    October 28, 2002                        By:   /s/ Charles E. Dana
     --------------------                        ------------------------------
                                                 Charles E. Dana
                                                 Vice President - Corporate
                                                 Controller and Global Sourcing

                                  CERTIFICATION

I, David T. Brown, Chief Executive Officer of the registrant, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of Owens Corning;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 28, 2002

/s/ David T. Brown
------------------------------
David T. Brown
Chief Executive Officer

                                  CERTIFICATION

I, Michael H. Thaman, Chief Financial Officer of the registrant, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of Owens Corning;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 28, 2002

/s/ Michael H. Thaman
------------------------------
Michael H. Thaman
Chief Financial Officer

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