Form 10-K
period 2002-12-31
OWENS CORNING
filed 2003-03-28
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the SecuritiesExchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Commission File No. 1-3660

Owens Corning
One Owens Corning Parkway
Toledo, Ohio 43659
Area Code (419)248-8000

A Delaware Corporation

I.R.S. Employer Identification No. 34-4323452

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on
Which Registered

Common Stock - $.10 Par Value	New York Stock Exchange
(Removed from Listing and Registration
effective January 30, 2003)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /   / No / X /

On June 28, 2002, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of Registrant’s $.10 par value common stock (Registrant’s voting stock) held by non-affiliates was $65,658,647 (assuming for purposes of this computation only that the Registrant had no affiliates).

At February 28, 2003, there were outstanding 55,278,821 shares of Registrant’s $.10 par value common stock.

PART I

ITEM 1.     BUSINESS

Owens Corning, a global company incorporated in Delaware in 1938, serves consumers and industrial customers with building materials systems and composites systems. Owens Corning’s executive offices are at One Owens Corning Parkway, Toledo, Ohio 43659; telephone (419) 248-8000. Owens Corning’s web site provides information on our business and products, and assists our customers in various building projects. It is located at www.owenscorning.com. Owens Corning makes available, free of charge, through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning and its subsidiaries.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On October 5, 2000 (the “Petition Date”), Owens Corning and 17 of its United States subsidiaries, including Fibreboard Corporation (collectively, the “Debtors”), filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the “Non-Debtor Subsidiaries”). The Chapter 11 Cases are discussed in greater detail in Note 1 to the Consolidated Financial Statements.

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning’s cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 19 to the Consolidated Financial Statements.

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. On March 28, 2003, the same proponents filed a proposed amended joint plan of reorganization (the “Plan”) in the USBC. The Plan is subject to confirmation by the Bankruptcy Court. Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed or the treatment of creditors thereunder. The Plan is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

OVERVIEW OF OPERATIONS

Owens Corning operates in two segments – Building Materials Systems and Composite Solutions. In 2002, the Building Materials Systems segment accounted for approximately 73% of our total sales while Composite Solutions accounted for the remainder. The products and systems provided by our Building Materials Systems segment are used in residential remodeling and repair, commercial improvement, new residential and commercial construction, and other related markets. The products and systems offered by our Composite Solutions segment are used in end-use markets such as building construction, automotive, telecommunications, marine, aerospace, energy, appliance, packaging and electronics. Many of Owens Corning’s products are marketed under registered trademarks, including Propink®, Advantex®, and/or the color PINK.

Approximately 65% of Owens Corning’s sales are related to home improvement, non-residential markets, sales of composite materials, and sales outside U.S. markets. Approximately 35% of our sales are related to new U.S. residential construction.

Owens Corning also has affiliate companies in a number of countries. Generally, affiliated companies’ sales, earnings and assets are not included in either operating segment unless we own more than 50% of the affiliate and the ownership is not considered temporary.

As part of our strategy to divest non-strategic businesses, we sold the majority of our Engineered Pipe Business during the first quarter of 2001 and sold our 40% interest in Alcopor Owens Corning, our European building materials joint venture, during the fourth quarter of 2001.

Revenue from external customers, income from operations and total assets attributable to each of Owens Corning’s operating segments and geographic regions, as well as information concerning the dependence of our operating segments on foreign operations, for each of the years 2002, 2001, and 2000, are contained in Note 2 to Owens Corning’s Consolidated Financial Statements, entitled “Segment Data”.

BUILDING MATERIALS SYSTEMS

Principal Products And Methods Of Distribution

Building Materials Systems operates primarily in North America. It also has a presence in Latin America and Asia Pacific. Building Materials Systems sells a variety of products and systems in two major categories: (i) insulating systems, including thermal and acoustical insulation and air ducts formed from glass wool fibers and foam insulation and (ii) exterior systems for the home, including roofing shingles, vinyl and metal siding and accessories, windows and doors, cast stone building products and branded housewrap. These products are used primarily in the home improvement, new residential construction, manufactured housing and commercial construction markets.

Sales of building insulation systems, roofing shingles and accessories, housewrap, and vinyl siding are made through home centers, lumberyards, retailers and distributors. Other channels of distribution for insulation systems in North America include insulation contractors, wholesalers, specialty distributors, metal building insulation laminators, mechanical insulation distributors and fabricators, manufactured housing producers, and appliance, office products and automotive manufacturers. Foam insulation and related products are sold to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers; commercial and industrial markets through specialty distributors; and, in some cases, large contractors, particularly in the agricultural and cold storage markets.

Outside North America, Owens Corning has a foam technology facility in Italy and a majority-owned joint venture foam plant in China and has licensed others for the manufacture of foam products at locations in Europe, the Middle East and Asia. Owens Corning sells foam products through traditional agents and distributors.

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

Major Customers

No customer in the Building Materials Systems segment accounted for more than 6% of the segment’s sales in 2002.

COMPOSITE SOLUTIONS

Principal Products and Methods of Distribution

Composite Solutions operates in North America, Europe, Latin America and Asia Pacific, with affiliates and licensees around the world.

Owens Corning is a leading producer of glass fiber materials used in composites. Composites are made up of two or more components (e.g., plastic resin and a fiber, traditionally a glass fiber) used in various applications to replace traditional materials, such as aluminum, wood, and steel. We are increasingly providing systems that are designed for a specific end-use application, and entail a material, a proprietary process and a fully assembled part or system. The global composites industry has thousands of end-use applications. Owens Corning has selected strategic markets and end-users, where we provide integral solutions, such as the building construction, transportation, and telecommunications/electronics markets. A large portion of the business also serves thousands of applications within the consumer, industrial and infrastructure markets, which include sporting goods and marine applications. Owens Corning sells composite materials to original equipment manufacturers (“OEMs”) and boat builders, both directly and through distributors.

Within the building construction market, glass fiber mat is used to provide fire and mildew resistance in 95% of all asphalt roofing shingles. Owens Corning sells glass fiber and/or mat directly to a small number of major shingle manufacturers, including our own roofing business. Tubs, showers and other related internal building components used for both remodeling and new construction are also major applications of composite materials in the construction market. These end-use products are some of the first successful material substitution conversions normally encountered in developing countries. Glass fiber reinforcements and composite material solutions for these markets are sold to direct accounts, and also to distributors around the world, who in turn service thousands of customers.

A significant portion of transportation-related composite solutions are used in automotive applications. Non-automotive transportation applications include heavy trucks, rail cars, shipping containers, refrigerated containers, trailers and commercial ships. Growth continues in automotive applications, as composite systems create new applications or displace other materials in existing applications. There are hundreds of composites applications, including body panels, door modules, integrated front-end systems, instrument panels, chassis and underbody components and systems, pick-up truck beds, and heat and noise shields. These composite parts are either produced by OEMs, or are purchased by OEMs from first-tier suppliers.

Within the telecommunications and electronics markets, glass fiber composites are used to protect and reinforce fiber optic and copper cables. Owens Corning also produces central strength members for fiber optic cables. Other end-uses include connectors, circuit breaker boxes, computer housings, electricians’ safety ladders, and hundreds of various electro/mechanical components.

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

Major Customers

No customer in the Composite Solutions segment accounted for more than 7% of the segment’s sales in 2002.

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

Including registered trademarks for the Owens Corning logo and the color PINK, Owens Corning has approximately 300 trademarks registered in the United States and approximately 1,400 trademarks registered in other countries.

We consider our patent and trademark positions to be adequate for the present conduct of business in each of our operating segments.

Working Capital

Owens Corning’s manufacturing operations in each operating segment are generally continuous in nature and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Number of Employees

Owens Corning averaged approximately 18,000 employees during 2002 and had approximately 18,000 employees at December 31, 2002.

Research and Development

During 2002, 2001, and 2000, Owens Corning spent approximately $42 million, $37 million, and $52 million, respectively, for research and development activities. Customer-sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning’s capital expenditures relating to compliance with environmental control requirements were approximately $8 million in 2002. We currently estimate that such capital expenditures will be approximately $9 million in 2003 and $9 million in 2004.

We do not consider that we have experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $35 million in 2002. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations.

The 1990 Clean Air Act Amendments (“Act”) provide that the United States Environmental Protection Agency (“EPA”) will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin in January 2000, for secondary aluminum smelting in March 2000, and for wet formed glass mat and metal coil coating in June 2002. The Company anticipates that other sources to be regulated will be asphalt processing and roofing, open molded fiber-reinforced plastics, and large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

Competition

Owens Corning’s products compete with a broad range of products made from numerous basic, as well as high-performance, materials.

We compete with a number of manufacturers in the United States of glass fibers in primary forms, not all of which produce a broad line of glass fiber products. Approximately one-half of these producers compete with our Building Materials Systems operating segment in the sale of glass fibers in primary form. A similar number compete with our Composite Solutions operating segment. Companies in other countries export moderate quantities of glass fiber products to the United States. We also compete outside the United States with a number of manufacturers of glass fibers in primary forms.

We also compete with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, we compete with many other manufacturers in the sale of roofing materials for sloped roofing, industrial asphalts, vinyl siding, windows and patio doors, and other products.

Methods of competition include product performance, price, terms, service and warranty.

ITEM 2.    PROPERTIES

PLANTS

Owens Corning’s principal plants as of December 31, 2002, are listed below by operating segment and primary products, and are owned except as noted. We consider that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

Certain of the facilities listed below are shown as “leased” properties. Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be assumed or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 4, 2003, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the Debtors may take action to obtain a court determination that the applicable facility is owned rather than leased.

BUILDING MATERIALS SYSTEMS

Thermal and Acoustical Insulation

Delmar, New York	Mount Vernon, Ohio
Eloy, Arizona	Newark, Ohio
Fairburn, Georgia	Phenix City, Alabama (1)
Federick, Colorado	Salt Lake City, Utah
Kansas City, Kansas	Santa Clara, California
Ladysmith, Wisconsin (1)	Waxahachie, Texas

Anshan, China	Guangzhou, China
Candiac, Canada	Scarborough, Canada
Edmonton, Canada	Shanghai, China

(1)     Facility is leased.

Foam Insulation

Rockford, Illinois	Tallmadge, Ohio

Nanjing, China	Volpiano, Italy (1)
Valleyfield, Canada

(1)     Facility is leased.

Roofing

Atlanta, Georgia	Kearny, New Jersey
Brookville, Indiana	Medina, Ohio
Compton, California	Memphis, Tennessee
Denver, Colorado	Minneapolis, Minnesota
Houston, Texas	Portland, Oregon
Irving, Texas	Savannah, Georgia
Jacksonville, Florida	Summit, Illinois
Jessup, Maryland

OEM Solutions Group

Cleveland, Tennessee (1)	Los Angeles, California (1)
Columbus, Ohio (1)	Louisville, Kentucky (1)
Dallas, Texas (1)	Montgomery, Alabama (1)
Hazleton, Pennsylvania (1)	Springfield, Tennessee (1)
Indianapolis, Indiana (1)	Novi, Michigan
Johnson City, Tennessee (1)	Tiffin, Ohio (1)

Brantford, Canada

(1)     Facility is leased.

Manufactured Housing/Recreational Vehicles/Specialty Parts

Goshen, Indiana	Nappanee, Indiana

Metal Products

Ashville, Ohio	Bellwood, Virginia
Beloit, Wisconsin (1)	Roxboro, North Carolina (2)

(1)   Facility is leased.
(2)   Two facilities, one of which is leased.

Cultured Stone Products

Chester County, South Carolina (1)	Navarre, Ohio
Napa, California

(1)     Facility is leased.

Vinyl Siding

Claremont, North Carolina	Olive Branch, Mississippi
Joplin, Missouri

London, Ontario

London, Ontario In addition, Owens Corning has approximately 190 Specialty Distribution Centers in 35 states in the United States.

COMPOSITE SOLUTIONS

Textiles and Reinforcements

Amarillo, Texas	Huntingdon, Pennsylvania (1)
Anderson, South Carolina	New Braunfels, Texas (1)
Duncan, South Carolina (1)

Apeldoorn, The Netherlands	Liversedge, United Kingdom
Battice, Belgium	Rio Claro, Brazil
Birkeland, Norway	San Vincente deCastellet/
Guelph, Canada	Barcelona, Spain
Kimchon, Korea	Taloja, India
L'Ardoise, France

(1)     Facility is leased.

Asphalt Processing

Atlanta, Georgia	Jessup, Maryland
Channelview, Texas	Kearny, New Jersey
Compton, California	Medina, Ohio
Denver, Colorado	Memphis, Tennessee
Detroit, Michigan	Minneapolis, Minnesota
Ennis, Texas	Mobile, Alabama (2)
Ft. Lauderdale, Florida	Morehead City, North Carolina (1)
Granite City, Illinois (1)	North Bend, Ohio
Houston, Texas	Oklahoma City, Oklahoma
Irving, Texas	Portland, Oregon (3)
Jacksonville, Florida	Summit, Illinois

(1)     Facility is leased.
(2)     Operated under management agreement.
(3)     Two asphalt processing plants.

Glass Mat/Wet Chop

Aiken, South Carolina	Jackson, Tennessee (1)
Fort Smith, Arkansas

(1)     Facility is leased.

OTHER PROPERTIES

Owens Corning’s principal executive offices are located in the Owens Corning World Headquarters, Toledo, Ohio, a leased facility of approximately 400,000 square feet.

Owens Corning’s research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of more than 20 structures totaling more than 600,000 square feet. Owens Corning has Application Development Centers in Novi, Michigan, Battice, Belgium, and Shanghai, China.

ITEM 3.     LEGAL PROCEEDINGS

Note 19 to Owens Corning’s Consolidated Financial Statements, entitled “Contingent Liabilities and Other Matters”, is incorporated here by reference.

On October 5, 2000 (the “Petition Date”), Owens Corning and the 17 United States subsidiaries listed below (collectively, the “Debtors”) filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the “Non-Debtor Subsidiaries”). The subsidiary Debtors that filed Chapter 11 petitions for relief are:

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
Integrex Supply Chain Solutions LLC

In late 2001, the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W. R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the “District Court”) before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court has entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”).

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

ITEM 3.     LEGAL PROCEEDINGS (continued)

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. On March 28, 2003, the same proponents filed a proposed amended joint plan of reorganization (the “Plan”) in the USBC. The Plan is subject to confirmation by the Bankruptcy Court. Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed or the treatment of creditors thereunder. The Plan is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

Executive Officers of Owens Corning
(as of February 28, 2003)

The name, age and business experience during the past five years of Owens Corning’s executive officers as of February 28, 2003, are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*

Sheree L. Bargabos (47)	Vice President and President, Exterior Systems Business since August 2002; formerly Vice President, Training and Development (2001), Vice President and General Manager, Insulating Systems Business (2000), Vice President and General Manager, Foam Business (1999), General Manager, Foam Business (1998), and Sales Leader, Building Materials Sales and Distribution, Canada.

David T. Brown (54)	President and Chief Executive Officer since April 2002; formerly Executive Vice President and Chief Operating Officer (2001), Vice President and President, Insulating Systems Business (1998), and Vice President and President, Building Materials Sales and Distribution. Director since January 2002.

Charles E. Dana (47)	Vice President - Corporate Controller and Global Sourcing since January 2002; formerly Vice President, Global Sourcing and eBusiness (2001), Vice President, Owens Corning Supply Chain Solutions (2000), Vice President, Global Sourcing Management (1999), and Vice President, Planning and Analysis - Composites Systems.

Daniel J. Dietzel (48)	Vice President and President, Siding Solutions Business since July 2002; formerly Vice President, Distribution - Exterior Systems Business (1998), and President, Norandex Distribution.

David L. Johns (44)	Senior Vice President and Chief Supply Chain and Information Technology Officer since April 2001; formerly Senior Vice President and Chief Technology Officer (1999), and Chief Information Officer.

George E. Kiemle (55)	Vice President and President, Insulating Systems Business since February 2001; formerly Vice President, Manufacturing, Insulating Systems Business.

Name and Age	Position*

Stephen K. Krull (38)	Senior Vice President, General Counsel and Secretary since February 2003; formerly Vice President, Corporate Communications (2002), Vice President and General Counsel, Operations (1999), Director, Law (1998), and Senior Counsel, Law.

Richard D. Lantz (51)	Vice President and President, Composite Solutions Business since November 2001; formerly Vice President and President, Roofing Solutions Business (2000), Vice President and President, Systems Thinking Sales and Distribution Business (1998), and Vice President - Marketing, Insulation Business (1997).

Edward Mirra, Jr. (63)	Senior Vice President, Human Resources since July 2000; formerly Vice President of Roofing Operations (1998), and Vice President, Trumbull Asphalt.

Maura Abeln Smith (47)	Senior Vice President since February 2003; formerly Senior Vice President, Chief Restructuring Officer, General Counsel and Secretary (2000), and Senior Vice President, General Counsel and Secretary. Director since January 2002.

Michael H. Thaman (38)	Chairman of the Board and Chief Financial Officer since April 2002; formerly Senior Vice President and Chief Financial Officer (2000), Vice President and President, Exterior Systems Business (1999), and Vice President and President, Engineered Pipe Systems. Director since January 2002.

*Information in parentheses indicates year in which service in position began.

PART II

ITEM 5.     MARKET FOR OWENS CORNING’S COMMON EQUITY AND RELATEDSTOCKHOLDER
                    MATTERS

Prior to December 19, 2002, Owens Corning’s common stock traded on the New York Stock Exchange (the “NYSE”) under the symbol “OWC”. On December 16, 2002, the NYSE determined that Owens Corning’s common stock should be suspended from trading on the NYSE before the opening of the trading session on December 19, 2002, because the Company had fallen below the NYSE’s continued listing standards requiring (a) average global market capitalization over a consecutive 30 trading-day period of not less than $50,000,000 and total stockholders’ equity of not less than $50,000,000 and (b) an average closing price of the Company’s common stock of not less than $1.00 over a consecutive 30 trading-day period. Pursuant to subsequent application of the NYSE, the Company’s common stock was removed from listing and registration on the NYSE effective January 30, 2003.

Effective December 19, 2002, Owens Corning’s common stock has been traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “OWENQ”. During 2002 and 2001, the high and low sales prices for the Company’s common stock as reported by the NYSE until December 19, 2002, and the high and low bid prices on the OTCBB beginning December 19, 2002, were as follows:

2002	High	Low	2001	High	Low

First Quarter	2.99	1.83	First Quarter	3.74	0.875
Second Quarter	2.14	1.08	Second Quarter	2.96	2.01
Third Quarter	1.50	0.85	Third Quarter	2.18	1.14
Fourth Quarter	1.13	0.37	Fourth Quarter	2.09	1.10

The number of stockholders of record of Owens Corning’s common stock on February 28, 2003 was 6,929.

As a result of the Filing on October 5, 2000, Owens Corning (1) did not pay any dividends during its two most recent fiscal years and (2) will not pay cash dividends for the foreseeable future.

ITEM 5.     MARKET FOR OWENS CORNING’S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS (continued)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Owens Corning maintains various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2002, is as follows:

	(a)	(b)	(c)

Numbers of securities
remaining available for
	Number of Securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation
plans approved by	4,337,093(1)	$ 34.46(1)	452,157(1)
security holders

Equity compensation
plans not approved by	2,249,526(2)	$ 31.31(2)	770,411(2)
security holders

Total	6,586,619	$ 33.38	1,222,568

    (1)     Relates to the Company’s Stock Performance Incentive Plan and 1987 Stock Plan for Directors.
    (2)     Relates to the Company’s 1995 Stock Plan.

For additional information concerning these plans, including the number of securities available for future issuance, please see Note 17 to Owens Corning’s Consolidated Financial Statements, entitled “Stock Compensation Plans”. No securities were granted under these plans in 2002, and the Company does not anticipate additional grants for the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

	2002(a)	2001(b)	2000(c)	1999	1998(e)
	(In millions of dollars, except per share data and where noted)

Net sales	$ 4,872	$ 4,762	$ 4,940	$ 5,048	$ 5,009
Cost of sales	4,130	3,938	4,014	3,815	3,933
Marketing, administrative
and other expenses	505	565	659	594	668
Science and technology expenses	42	37	52	61	59
Restructure costs	61	26	32	-	117
Provision (credit) for asbestos litigation
claims	2,351	(7)	790	-	1,415
Chapter 11 related reorganization items	96	87	24	-	-
Gain on sale of assets	-	-	-	-	359
Income (loss) from operations	(2,313)	116	(631)	578	(824)
Cost of borrowed funds	16	16	155	152	140
Other	-	(2)	5	-	-
Income (loss) before provision
for income taxes	(2,329)	102	(791)	426	(964)
Provision (benefit) for income taxes	31	57	(312)	149	(306)
Cumulative effect of change in
accounting principle, net of tax	(441)	-	-	-	-
Net income (loss)	(2,809)	39	(478)	270	(705)
Net income (loss) per share
Basic	(51.02)	0.72	(8.71)	4.98	(13.16)
Diluted	(51.02)	0.66	(8.71)	4.67	(13.16)
Dividends per share on common stock
Declared	-	-	0.2250	0.3000	0.3000
Paid	-	-	0.2250	0.3000	0.3000
Weighted-average number of
shares outstanding (in thousands)
Basic	55,054	55,056	54,816	54,083	53,579
Diluted	55,054	59,945	54,816	59,452	53,579
Net cash flow from operations	357	478	(190)	(28)	124
Capital spending	248	270	476	244	253
Total assets	6,920	7,041	6,912	6,494	5,101
Long-term debt (d)	71	5	7	1,764	1,535
Liabilities subject to compromise (d)	9,236	6,804	6,935	-	-
Average number of employees
(in thousands)	18	19	20	21	20

(a)

During 2002, the Company recorded a pretax charge of $166 million ($103 million after-tax) for restructuring and other charges, $96 million ($48 million after-tax) for Chapter 11 related reorganization expenses, a pretax charge of $2,351 million ($2,351 million after-tax) for asbestos litigation claims, and a pretax charge of $491 million ($441 million after tax) for the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

ITEM 6.     SELECTED FINANCIAL DATA (continued)

(b)

During 2001, the Company recorded a pretax charge of $140 million ($89 million after-tax) for restructuring and other charges, $87 million ($54 million after-tax) for Chapter 11 related reorganization expenses, and pretax income of $7 million ($4 million after-tax) for asbestos-related insurance recoveries.

(c)

During 2000, the Company recorded a pretax charge of $790 million ($486 million after-tax) for asbestos litigation claims, $24 million ($15 million after-tax) for Chapter 11 related reorganization expenses, and a pretax charge of $229 million ($149 million after-tax) for restructuring and other charges.

(d)

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” beginning in October 2000, the Company classified substantially all pre-petition liabilities of the Debtors (see Note 1 to the Consolidated Financial Statements) as “Liabilities Subject to Compromise” on the Consolidated Balance Sheet. Included in this item at December 31, 2002 and 2001 were:

	2002	2001
	(in millions of dollars)

Accounts payable	$192	$195
Accrued interest payable	40	40
Accrued liabilities	41	36
Debt	2,854	2,843
Income taxes payable	235	209
Reserve for asbestos litigation claims - Owens Corning	3,564	2,197
Reserve for asbestos-related claims - Fibreboard	2,310	1,284

Total consolidated	9,236	6,804

Payables to non-Debtors	727	761

Total Debtor	$9,963	$7,565

(e)

During 1998, the Company recorded a pretax charge of $1,415 million ($906 million after-tax) for asbestos litigation claims, a pretax charge of $243 million ($171 million after-tax) for restructuring and other actions, a pretax net credit of $275 million ($165 million after-tax) from the sale of the Company’s yarns and other businesses, a pretax credit of $84 million ($52 million after tax) from the sale of its ownership interest in Alpha/Owens-Corning, LLC, a $39 million after-tax extraordinary loss from the early retirement of debt, and a $10 million charge for various tax adjustments.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
                    AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences are continued competitive factors and pricing pressures, availability and cost of energy and materials, construction activity, interest rate movements, issues involving implementation of new business systems, achievement of expected cost reductions, developments in and the outcome of the Chapter 11 proceedings described below, and general economic and political conditions.

VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On October 5, 2000 (the “Petition Date”), Owens Corning and the 17 United States subsidiaries listed below (collectively, the “Debtors”) filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, Owens Corning may cause certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s pre-petition bank credit facility to file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances. The subsidiary Debtors that filed Chapter 11 petitions for relief are:

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
Integrex Supply Chain Solutions LLC

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning’s cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 19 to the Consolidated Financial Statements.

In late 2001, the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the “District Court”) before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court has entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”). Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing, outcome or other aspects of the Chapter 11 Cases.

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. On March 28, 2003, the same proponents filed a proposed amended joint plan of reorganization (the “Plan”) in the USBC. Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court.

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

Two creditors’ committees, one representing asbestos claimants and the other representing unsecured creditors, have been appointed as official committees in the Chapter 11 Cases. In addition, the Bankruptcy Court has appointed James J. McMonagle as Legal Representative for the class of future asbestos personal injury claimants against one or more of the Debtors. The two committees and the Legal Representative have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that the two committees and the Legal Representative will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan or plans of reorganization. As noted above, the Debtors filed their Plan together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants.

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to seek confirmation of the Plan, there can be no assurance that the Plan will not be amended prior to confirmation, nor can there be any assurance that such Plan will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements)) as though they were merged with the assets and liabilities of Owens Corning. Certain creditor constituencies have asserted that substantive consolidation is not appropriate, however, and are expected to challenge that approach in litigation.

The percentage recovery and value of the payments made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability.

The Plan provides two alternative frameworks for creditor recoveries. One such alternative, which would apply in the event that the Plan were approved by the major creditor constituencies, would assume an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion, and a preferred recovery to holders of bank claims of $400 million, in addition to pro rata recovery on the balance of their claims. Under the other alternative, in the context of a non-consensual framework, such aggregate asbestos liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Court has scheduled certain hearings concerning confirmation of the Plan to begin on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, will be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation.

Under either Plan alternative, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with trust distribution procedures to be agreed upon. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter-

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”, which is in default) or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc., an indirect wholly-owned subsidiary of Owens Corning (“Exterior”), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative agreement is reached to release such entities from their guaranty obligations, Owens Corning expects to cause IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, to file for relief under Chapter 11 of the Bankruptcy Code, and to join in the proposal of the Plan, and will also seek to cause those Non-Debtor Subsidiaries to be substantively consolidated with the current Debtors for the purposes set forth in the Plan.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Owens Corning’s shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases.

Bar Dates for Filing Claims

GENERAL BAR DATE

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Any holder of a claim that was required to file a claim by the General Bar Date and did not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim.

Approximately 24,000 proofs of claim (including late-filed claims), totaling approximately $16.1 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning is investigating these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for these claims in the Chapter 11 Cases.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

In its initial review of the filed claims, Owens Corning has identified approximately 15,000 claims, totaling approximately $8.4 billion, which it believes should be disallowed by the Bankruptcy Court, primarily because they appear to be duplicate claims or claims that are not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning likely will file objections to these Objectionable Claims. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of these claims will be disallowed.

In addition to the Objectionable Claims described above, at December 31, 2002, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.7 billion, as follows:

–	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

–	Approximately 600 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

–	Approximately 5,500 claims, totaling approximately $5.6 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 19 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 19 to the Consolidated Financial Statements; claims for contract rejections, totaling approximately $310 million, of which approximately $250 million are protective claims covering contracts which have not been rejected by the Debtors as of December 31, 2002; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning’s investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company’s consolidated financial position and results of operations in any given period. For a discussion of liability amounts in respect of asbestos personal injury claims, see Note 19 to the Consolidated Financial Statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

ASBESTOS BAR DATE

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Despite this, approximately 2,900 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.2 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,100, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company. As noted above, under the Plan all asbestos-related personal injury and wrongful death claims will be channeled to the Section 524(g) trust, subject to approval by the Bankruptcy Court. Please see Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

RESULTS OF OPERATIONS

Business Overview

Owens Corning is committed to investing in our businesses and to providing quality products to our customers. The Company is also committed to engaging our employees to provide outstanding service and support for our customers and world-class performance.

Owens Corning’s strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. During the third quarter of 2002, the Company increased its investment in Owens Corning (India) Limited, a producer of composite materials, to approximately 60%. During the fourth quarter of 2001, the Company completed the sale of its remaining 40% interest in Alcopor Owens Corning, a producer of insulation products in Europe and the United Kingdom. During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe.

In 2000 we implemented the first phase of a strategic restructuring program, which continued throughout 2001 and 2002. The specific objectives of this program are discussed in “Restructuring of Operations and Other Charges” below and in Note 5 to the Consolidated Financial Statements. This program was initiated in 2000 as a result of the Company experiencing significant increases in certain of our costs, particularly roofing and vinyl raw material costs, due to higher crude oil prices and tight supply conditions for polyvinyl chloride (“PVC”), respectively. Increased energy costs, reflecting changes in the availability of natural gas, also contributed to cost increases during 2000. These increases, coupled with a fall in demand for building materials associated with a weakening economy, significantly reduced our margins and income from operations for the second half of the year 2000 and into the first half of 2001. During 2001 and 2002, the overall economy remained weak, particularly impacting results in Composite Solutions markets. The Company forecasts that the ongoing implementation of the strategic restructuring program will lead to lower manufacturing and administrative costs in 2003.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

Key factors affecting the Company’s Building Materials markets include interest rates and new housing starts. Despite the weakness in the overall economy, the historically low interest rates experienced in recent periods have contributed to relative strength in new housing starts and demand for the Company’s Building Materials products. Were interest rates to rise, it is likely that housing starts and demand for Building Materials products would be negatively impacted. In addition, higher energy and material costs may cause pressure on margins. In the Composite Solutions segment, the Company forecasts that a moderate market in North America and a slow European market will combine for minimal growth over the next year. In addition, overcapacity in the global market will contribute to price pressure on the Composite Solutions business, and higher energy and material costs may cause continuing pressure on margins.

Sales and Profitability

YEARS ENDED DECEMBER 31, 2002 AND 2001

Net sales for the year ended December 31, 2002, were $4.872 billion, a 2% increase from the 2001 level of $4.762 billion. The higher sales in 2002 reflect the benefit of volume increases in Building Materials both in the United States and Canada, partially offset by lower prices in Building Materials as well as lower volume in the Composite Solutions business in both the United States and Europe. Sales in 2002 also reflect a decrease, compared to 2001, from the deconsolidation of Owens Corning South Africa (Pty) Ltd. as of January 1, 2002 due to a decrease in our investment from 51% to 46%. Owens Corning South Africa sales during 2001 were approximately $18 million. In addition, the impact of currency translation on sales denominated in foreign currencies was slightly favorable during 2002 compared to 2001, reflecting a weaker U.S. dollar during 2002.

Sales outside the United States represented 14% of total sales for the year ended December 31, 2002, compared to 15% during 2001. The decline in non-U.S. sales in 2002 is primarily due to lower volume in the Composite Solutions business and the deconsolidation of Owens Corning South Africa (Pty) Ltd.

Gross margin for 2002 was 15% of net sales, compared to 17% in 2001. The decrease was primarily attributable to lower insulation prices, increased material and labor costs, and increased delivery costs in both business segments, partially offset by higher manufacturing productivity in our Building Materials business.

Marketing and administrative expenses were $522 million during 2002 compared to $524 million during 2001. The slight decrease is primarily attributable to cost-cutting measures introduced in the second half of 2000 which continued into 2001 and 2002.

On a comparative basis, income from operations decreased to a loss of $2.313 billion for the year ended December 31, 2002 from income of $116 million in 2001. This decrease was primarily due to the provision for asbestos litigation claims of $2.356 billion taken in 2002. Other factors contributing to the decrease included restructure and other charges, as described below in “Restructuring of Operations and Other Charges”, of $166 million in 2002 as compared to $140 million in 2001, and Chapter 11 related costs increasing to $96 million during 2002 from $87 million in 2001. Further negatively impacting income from operations were post-retirement health and pension related expenses, which were up approximately $21 million during 2002 from 2001, due mainly to changes in plan assumptions and declines in plan asset values. Positively affecting income from operations was the elimination of goodwill amortization as the result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002. Please see “Accounting Changes” below for additional information. The Company had approximately $14 million of goodwill amortization during each of 2001 and 2000. On a business segment basis, in addition to the impact on gross margin above, income from operations was impacted by volume decreases in the Composite Solutions business, partially offset by volume increases in our insulation and roofing markets. Please see Note 2 to the Consolidated Financial Statements for further details of segment income from operations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

The Company’s effective tax rate for 2002 was 1%, compared to 55% for 2001. In 2002, the Company increased its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (See Note 19 to the Consolidated Financial Statements). In connection with such charges, management evaluated the amount of deferred tax assets attributable to such charges and also assessed the likelihood of realization of such deferred tax assets in light of the Company’s financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that a valuation allowance was required for the full amount of such attributable deferred tax assets. As a result, no tax benefit was recorded in connection with the asbestos-related charges.

For the year ended December 31, 2002, Owens Corning reported a net loss of $2.809 billion, or $(51.02) per share, compared to net income of $39 million, or $.66 per share, for 2001. In addition to the items described above for 2002, the net loss for 2002 reflects a non-cash charge of $491 million ($441 million net of tax) as the result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002. Please see “Accounting Changes” below for additional information. Cost of borrowed funds during each of 2002 and 2001 was $16 million (from the Petition Date through December 31, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $362 million, of which $140 million relates to 2002, $171 million relates to 2001, and $52 million relates to 2000 (please see Note 1 to the Consolidated Financial Statements)).

YEARS ENDED DECEMBER 31, 2001 AND 2000

Net sales for the year ended December 31, 2001 were $4.762 billion, a 4% decrease from the 2000 level of $4.940 billion. Sales in 2001 as compared to 2000 reflect the benefit of price increases, offset by volume decreases, in the Composite Solutions business, particularly in the United States, and price decreases in U.S. Building Materials sales. In addition, the impact of currency translation on sales denominated in foreign currencies was unfavorable during 2001 compared to 2000, reflecting a stronger U.S. dollar during 2001. Please see Note 2 to the Consolidated Financial Statements.

Sales outside the United States represented 15% of total sales for the year ended December 31, 2001 compared to 16% during 2000. The relative decline in sales outside the United States in 2001 is primarily due to the sale of the Building Materials Europe business in the second quarter of 2000.

Gross margin for 2001 was 17% of net sales, compared to 19% in 2000. The decrease primarily reflects lower prices in Building Materials, and increased energy and labor costs, partially offset by price increases in Composite Solutions, lower raw material costs, primarily in Building Materials, and reduced operating expenses as the result of productivity initiatives.

Marketing and administrative expenses were $524 million during 2001, compared to $542 million in 2000. The decrease from 2000 to 2001 is primarily attributable to cost-cutting measures introduced in the second half of 2000 and continued into 2001.

On a comparative basis, income from operations increased to $116 million for the year ended December 31, 2001 from a loss of $631 million in 2000. The increase in income from operations from 2000 was primarily due to the provision for asbestos litigation claims of $790 million taken in the second quarter of 2000, restructure and other charges of $140 million in 2001 as compared to $229 million for 2000, and $7 million of pretax income for asbestos-related insurance recoveries in 2001, offset somewhat by the impact of an increase in Chapter 11 related costs to $87 million in 2001 compared to $24 million in 2000. Compared to 2000, income from operations in 2001 also reflects the items discussed above, which impacted gross margin, and volume decreases primarily in Composite Solutions.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2001, Owens Corning reported net income of $39 million, or $.66 per share, compared to a net loss of $478 million, or $(8.71) per share for 2000, as a result of the items described above. Cost of borrowed funds during 2001 was $16 million, $139 million lower than 2000, reflecting the cessation of interest accruals on most debt as a result of the Chapter 11 Filing.

RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

Ongoing Business Review

In connection with the Chapter 11 proceedings and the development of a plan or plans of reorganization, the Company initiated a comprehensive strategic review of its businesses. As a result of that review, the Company anticipates that additional restructuring and similar charges, including asset impairment and wind-up costs, may be identified and recorded during 2003 and periods beyond. Such charges could be material to the consolidated financial position and results of operations of the Company in any given period. In addition, Owens Corning notes that certain of its businesses are operated wholly or in part through subsidiary entities. To the extent that any restructuring or similar charges impact such subsidiary entities, the financial condition or results of operations of such subsidiary entities, and potentially other entities holding obligations of such subsidiary entities, may be adversely impacted, perhaps materially.

2002 Charges

As a result of the comprehensive strategic review discussed above and actions taken, the Company recorded approximately $166 million in pretax charges during 2002, comprised of a $61 million pretax restructure charge and $105 million of pretax other charges. The Company recorded $113 million in the fourth quarter of 2002, $44 million in the third quarter, $(3) million in the second quarter and $12 million in the first quarter.

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of approximately 830 positions due to plant closures in the U.S. and U.K. and $18 million of severance costs associated with the elimination of approximately 349 other positions, primarily impacting administrative personnel. As of December 31, 2002, approximately 1,142 of these positions were actually eliminated. As of December 31, 2002, approximately $11 million has been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities.

The $105 million in other pretax charges was recorded as a $110 million charge to cost of sales and a credit of $5 million to other operating expenses. The $110 million charge to cost of sales includes: (1) charges of $66 million to write-down assets to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions, $28 million in the Composite Solutions segment, primarily as the result of a plant closure, and $38 million in the Building Materials segment, primarily as the result of plans to sell certain facilities; (2) a $19 million charge for inventory made obsolete by changes in the Company’s manufacturing and marketing processes; (3) a charge of $6 million associated with the Company’s previously announced plan to realign its Newark, OH manufacturing facility; and (4) $19 million of other restructure charges.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

2001 Charges

The Company spent a significant amount of time reviewing its cost structures in 2001 as a response to the impact of the weaker economy. This review led the Company to record approximately $140 million in pretax charges during 2001, comprised of a $26 million pretax restructure charge and $114 of pretax other charges. The $114 million of pretax other charges was accounted for as a $79 million pretax charge to cost of sales and a $35 million pretax charge to other operating expense. The Company recorded $46 million in the fourth quarter, $35 million in the third quarter, $17 million in the second quarter and $42 million in the first quarter.

The $26 million restructure charge represents $21 million of severance costs associated with the elimination of approximately 460 positions, primarily in the U.S. and the U.K. The primary groups impacted included manufacturing and administrative personnel. As of December 31, 2002, approximately $20 million has been paid and charged against the reserve. The remaining $5 million restructure charge represents a non-cash asset write-down to fair value and exit cost liabilities.

The $114 million of pretax other charges included: (1) $39 million of asset impairments mainly associated with the Building Materials segment to write-down assets to net estimated fair value on a held in use basis in certain manufacturing facilities due to changes in the Company’s manufacturing and marketing strategies; (2) $29 million in costs associated with the Company’s plan to realign its Newark, OH manufacturing facility; (3) a charge of $6 million to write-down inventory to reflect updated estimates of the net realizable value due to changes in the Company’s manufacturing and marketing strategies; (4) a $2 million pretax loss from the sale of the Company’s investment in its Pipe joint ventures and subsidiaries; (5) a charge of $4 million to write-down the Company’s investment and related assets in Alcopor Owens Corning to net realizable value; and (6) various other charges totaling $34 million.

2000 Charges

During 2000, the Company recorded pretax charges of $229 million for restructuring and other activities as a result of its reassessment of business strategies with respect to investments in certain ventures, facilities and overhead expenditures. The $229 million pretax charge was comprised of a $32 million charge associated with the restructuring of the Company’s business segments and $197 million of other charges, the majority of which represented impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority-owned consolidated subsidiary. The components of the $32 million restructuring charge included $16 million for personnel reductions, $10 million for the divestiture of non-strategic businesses and facilities, and $6 million for asset impairments associated with the planned closing of two lines at our Newark, Ohio manufacturing facility. This represented the first phase of the Company’s plan to realign operations at the Newark facility.

The $197 million of other charges was comprised of $95 million of asset impairments, a $6 million charge for a settlement loss associated with one of the Company’s U.S. pension plans, and $96 million of charges focused on improving business operations and was accounted for as a $77 million charge to cost of sales, a $114 million charge to other operating expenses and a $6 million charge to marketing and administrative expenses. The $95 million of asset impairments included: (1) $54 million to write-down the Company’s investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; (2) $12 million to write-down the Company’s investment in a venture in South Africa, on a held-in-use basis based upon management’s analysis of current and expected future financial results and constraints on the Company’s ability to fund future significant capital investments in this entity as a consequence of the bankruptcy filing. This $12 million charge was offset by a $6 million credit to record the minority owner’s share, recorded in the minority interest line on the

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated Statement of Income (Loss); (3) $8 million to write-down to fair value the investments in the Company’s Pipe joint ventures and subsidiaries on a held for sale basis; (4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease inmarket value which management believes is other than temporary; and (5) $11 million associated with asset impairments within our Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company’s manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of December 31, 2002, approximately $15 million has been paid and charged against the reserve for personnel reductions and approximately $3 million has been charged against exit cost liabilities.

Due to timing of events, we anticipate that additional restructuring and other charges will be recorded during 2003.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $357 million for the year ended December 31, 2002, versus $478 million for the year ended December 31, 2001 and negative $190 million for the year ended December 31, 2000. The decrease in cash flow from operations in 2002 from 2001 is primarily attributable to changes in accounts payable and accrued liabilities balances. Also contributing to the decrease was lower income from operations in 2002. These decreases were offset in part by reduced pension fund contribution in 2002, compared to 2001. The increase in cash flow from operations from 2000 to 2001 was driven primarily by increased earnings in 2001, reduced payments for asbestos litigation claims in 2001, a significant decrease in interest payments on debt in 2001, and increased cash from working capital reductions. Due to the Filing, there was no cash outflow for asbestos litigation claims in 2001, compared to $685 million in 2000 prior to the Filing ($521 million for claims payments and $164 million increase in restricted cash), which was partially offset by insurance proceeds of $380 million. Please see Notes 1 and 19 to the Consolidated Financial Statements.

Inventories at December 31, 2002 were $446 million, an increase of $9 million from the December 31, 2001 level of $437 million. Receivables at December 31, 2002 were $430 million, a $13 million increase over the December 31, 2001 level of $417 million. This increase was almost entirely attributable to a reduction in the sale of accounts receivable in Europe to $10 million in 2002 from $22 million in 2001. Accounts payable and accrued liabilities increased to $756 million at December 31, 2002, from $740 million at December 31, 2001, primarily reflecting reserves for restructure and other related charges discussed above in “Restructuring of Operations and Other Charges”, partially offset by a decrease in payables due to lower capital spending in the fourth quarter of 2002 as compared to the same period in 2001. At December 31, 2002, our net working capital was $913 million and we had a current ratio of 2.06, compared to $800 million and 1.94, respectively, at December 31, 2001. The change in working capital and current ratio is primarily the result of the $111 million increase in cash and cash equivalents at December 31, 2002 compared to December 31, 2001.

Investing activities consumed $250 million of cash during the year ended December 31, 2002, compared to $249 million during 2001. Capital spending for property, plant and equipment, excluding acquisitions, was $248 million in 2002 and $270 million in 2001. We anticipate that 2003 spending for capital and investments will be approximately $260 million, substantially all of which is uncommitted. We expect that these expenditures will be funded from the Company’s operations and existing cash on hand.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

Financing activities in the year ended December 31, 2002 resulted in a decrease in cash of $5 million. The results for 2002 reflect an $18 million application of funds previously subject to administrative freeze to satisfy certain pre-petition indebtedness (see discussion below) and other debt payments, partially offset by an allowed claim of approximately $19 million in debt subject to compromise as part of our investment in Owens Corning (India) Limited, which increased our ownership to approximately 60%. At December 31, 2002, we had $2.854 billion of borrowings subject to compromise and $176 million of other borrowings (of which $97 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At December 31, 2001, we had $2.843 billion of borrowings subject to compromise and $114 million of other borrowings (of which $96 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

At December 31, 2002, the Company had $875 million of Cash and Cash Equivalents (of which approximately $4 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). During the second quarter of 2002, the Bankruptcy Court approved a settlement reached with certain pre-petition lenders covering approximately $36 million of funds previously subject to administrative freeze (of which approximately $32 million was previously reflected in cash and cash equivalents). Under this settlement, the Company received approximately $18 million of the funds and the remainder was applied by the lenders to satisfy certain pre-petition indebtedness.

The Company has significant liabilities related to pension plans for its employees. The Company has reviewed its assumptions related to the valuation of this liability, including the rate of return on pension plan assets and the discount rate on the liability compared to actual results to date. This resulted in management changing its assumptions for 2003, which will contribute to an increase in the pension plan expense of approximately $33 million in 2003 as compared to 2002. In addition, the actual decrease in the market value of assets during 2002 and lower interest rates will likely result in the Company making contributions to the pension plans in the range of $300 million to $400 million over the next two years. These contributions will be made from the Company’s current cash balance and cash generated in the future. The Company’s recorded long-term pension plan liability increased to $500 million at year-end 2002, from $291 million at year-end 2001 and $75 million at year-end 2000, primarily as the result of changes in certain actuarial assumptions and a decline in plan asset values due to market conditions (please see Note 9 to the Consolidated Financial Statements). These factors were also the primary contributors to the increase in accumulated other comprehensive loss. During 2001, the Company made pension fund contributions of $196 million, including approximately $14 million in connection with the sale of its remaining interest in Alcopor Owens Corning (please see Note 6 to the Consolidated Financial Statements). The ultimate cash flow impact to the Company, if any, of the pension plan liability, and the timing of any such impact, will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP financing at December 31, 2002, however, approximately $62 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to its affiliates.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

The Company believes, based on information presently available to it, that its cash and cash equivalents, cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company’s ability to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company’s ability to achieve profitability following such confirmation.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to these assets, liabilities, revenues and expenses. Management bases its estimates and judgments on historical experience, expected future outcome, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company’s Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

The Company recognizes revenue when goods are shipped and title passes to the customer. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded.

The Company’s inventories are stated at cost, which is less than market value, and include material, labor and manufacturing overhead. The majority of the U.S. inventories are valued using the first-in, first-out (FIFO) method and the balance of inventories are generally valued using the last-in, first-out (LIFO) method.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

The Company exercises judgment in evaluating tangible and intangible long-lived assets for impairment. This requires estimating useful lives, future operating cash flows and estimated fair value of the assets under review. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary that would be material to the Company’s consolidated financial statements in any given period.

Accounting for pensions and other postretirement benefits involve estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates through a collaborative effort by management and outside advisors such as consultants, lawyers and actuaries. The results of this effort provide management with the necessary information on which to base its judgment and develop the estimates used to prepare the financial statements. Changes in assumptions used could result in a material impact to the Company’s consolidated financial statements in any given period.

The Company estimates a reserve for asbestos-related liabilities that have been asserted or are probable of assertion. The estimate of liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Chapter 11 Cases. The Company will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate. Any such adjustment could be material to the Company’s consolidated financial statements in any given period. Please see Note 19 to the Consolidated Financial Statements for further discussion.

The determination of the Company’s tax provision is complex due to operations in several tax jurisdictions outside the U.S. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. In addition, the Company maintains tax reserves to cover Internal Revenue Service (“IRS”) claims for income taxes and interest attributable to audits of open tax years. While the Company believes that the existing reserves are appropriate in light of the audit issues involved, its defenses, its prior experience in resolving audit issues, and its ability to realize certain challenged deductions in subsequent tax returns if the IRS were successful, there can be no assurance that such reserves will be sufficient. The Company will continue to review its tax reserves on a periodic basis and make such adjustments as may be appropriate. Any such revision could be material to the Company’s consolidated financial position and results of operations in any given period.

ACCOUNTING CHANGES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which it uses to account for goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires an annual review for impairment using a fair value methodology.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

The Company applied SFAS No. 142 beginning in the first quarter of 2002, which required the Company to cease amortizing goodwill and indefinite-lived intangibles. The Company has no indefinite-lived intangibles, separately identified. In addition, the Company tested goodwill for impairment using the two- step process prescribed in SFAS No. 142. The first step is a screen for potential impairment. The second step, which is performed on those reporting units determined to have potential impairment based on the first step, measures the amount of the impairment, if any. The results of the first step indicated that the carrying values of some reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. In the second step, the implied fair value of goodwill of these reporting units was determined through the allocation of the fair value to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $491 million, resulting in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. The goodwill recorded in the December 31, 2001 financial statements, which included the $491 million described above, was supported by the undiscounted estimated future cash flow of the related operations in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. See Note 22 to Owens Corning’s Consolidated Financial Statements for further details.

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The prospective effects of adoption are not expected to be material to the Company.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and had no material impact on the Company’s financial statements upon adoption. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Statement (1) rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, (2) amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and (3) amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The effect of adoption will not be material to the Company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. The prospective effects of adoption are not expected to be material to the Company.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". This Interpretation clarifies disclosures that are required to be made for certain guarantees at the time the guarantees are issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective December 31, 2002, the Company adopted the disclosure requirements in this Interpretation, including those relating to warranty obligations. Effective January 1, 2003, the Company will adopt the initial recognition and initial measurement provisions of this Interpretation on a prospective basis for guarantees issued or modified after December 31, 2002. The prospective effects of adoption are not expected to be material to the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123". Effective December 31, 2002, the Company adopted the amendments to Statement 123 provided in paragraphs 2(a)-2(e) of this Statement. Effective January 1, 2003, the Company will adopt the amendment to Statement 123 provided in paragraph 2(f) of this Statement, and the amendment to Opinion 28 provided in paragraph 3. The effect of adoption will not be material to the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51". Effective July 1, 2003, the Company will adopt the provisions of this Interpretation which requires the primary beneficiary in a variable interest entity to consolidate the entity, even if the primary beneficiary does not have a majority voting interest, for variable interest entities existing prior to January 31, 2003. Effective January 31, 2003, the Company will adopt the consolidation requirements of this Interpretation for any variable interest entity created on or after that date. Effective December 31, 2002, the Company adopted the requirements of this Interpretation for entities to disclose information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The Company has certain entities which are potentially subject to the consolidation requirements of this Interpretation; however, the effects of consolidation, if necessary, would not be material to the Company. The prospective effects of adoption are not expected to be material to the Company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

ENVIRONMENTAL MATTERS

The Company has been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At December 31, 2002, a total of 56 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company has established a $25 million reserve for Superfund (and similar state, local and private action) contingent liabilities. In connection with the Filing, the Company has initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company will seek settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates, and natural gas prices in the normal course of business. The Company did not experience any significant changes in such exposures during 2002. The Company manages such exposures through the use of certain financial and derivative financial instruments. The Company’s objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows, which has not changed from the Company’s objective used during 2001 and is not expected to change in 2003.

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

The Company’s policy is to use foreign currency, interest rate, and natural gas derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for trading purposes.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                     (continued)

The Company uses a variance-covariance Value at Risk (“VAR”) computation model to estimate the potential loss in the fair value of the referenced financial instruments. The VAR model uses historical foreign exchange, interest, and natural gas rates as an estimate of the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques.

The amounts presented below represent the average, minimum, and maximum potential one-day loss in fair value of the reference financial instruments that the Company would expect from adverse changes in foreign currency exchange rates, interest rates or natural gas prices assuming a 95% confidence level:

		December 31,			December 31,
		2002			2001
Risk Category	Average	Minimum	Maximum	Average	Minimum	Maximum

	(In millions of dollars)

Foreign currency	$ 1	$ 1	$ 1	$ -	$ -	$ -
Interest rate	9	8	10	12	11	13
Natural gas	-	-	-	1	1	1

Virtually all of the potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. The potential loss, identified above, includes interest on debt subject to compromise.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 53 through 133 hereof are incorporated here by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

On March 22, 2002, Owens Corning dismissed Arthur Andersen LLP, which served as the Company’s independent public accountants for the 2001 fiscal year, and determined to engage PricewaterhouseCoopers LLP as the Company’s independent public accountants for the 2002 fiscal year. This change in independent public accountants was previously reported by Owens Corning in a Current Report on Form 8-K, dated March 22, 2002, filed March 27, 2002.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

INFORMATION CONCERNING DIRECTORS

At February 28, 2003, Owens Corning’s Board of Directors was composed of twelve directors, divided into three classes. Each class of directors serves for a term expiring at the third succeeding annual meeting of stockholders after the year of election of such class, and until their successors are elected and qualified. As of February 28, 2003, Owens Corning has not scheduled an annual meeting of stockholders for 2003 or any subsequent period.

Information concerning each director of Owens Corning as of February 28, 2003, is set forth below.

Class Expiring At First Succeeding Annual Meeting Of Stockholders

David T. Brown, 54. President and Chief Executive Officer, Owens Corning. Director since January 2002.

A graduate of Purdue University, Mr. Brown assumed his current position in April 2002. Before that, he served as Executive Vice President and Chief Operating Officer of Owens Corning since January 2001. Previously, he held numerous leadership positions in sales and marketing at Owens Corning, including serving as President of the Insulating Systems Business beginning in 1998, President of Building Materials Sales and Distribution beginning in 1996, and President of the Roofing and Asphalt Business beginning in 1994. Mr. Brown joined Owens Corning in 1978 after working for Procter & Gamble, Shearson Hammill and Eli Lilly.

Mr. Brown is a past board member of the Asphalt Roofing Manufacturers Association Executive Committee, National Roofing Contractors Association Advisory Board, Thermal Insulation Manufacturers Association, and Executive Committee of the North American Insulation Manufacturers Association.

Gaston Caperton, 63. President and Chief Executive Officer of The College Board, not-for-profit educational association, New York, NY and Chairman of The Caperton Group, a business investment and development company, Shepherdstown, WV; former Governor of the State of West Virginia. Director since 1997.

A graduate of the University of North Carolina, Mr. Caperton began his career in a small insurance agency, became its principal owner and chief operating officer, and led the firm to become the tenth largest privately-owned insurance brokerage firm in the U.S. He also has owned a bank and mortgage banking company. Mr. Caperton was elected Governor of West Virginia in 1988 and 1992. In 1997, Mr. Caperton taught at Harvard University as a fellow at the John F. Kennedy Institute of Politics. Prior to beginning his current position in mid-1999, Mr. Caperton also taught at Columbia University, where he served as Director of the Institute on Education and Government at Teachers College. Mr. Caperton is a director of United Bankshares, Inc., Energy Corporation of America, West Virginia Media Holdings, and Benedum Foundation. He was the 1996 Chair of the Democratic Governors’ Association, and served on the National Governors’ Association executive committee and as a member of the Intergovernmental Policy Advisory Committee on U.S. Trade. He also was Chairman of the Appalachian Regional Commission, Southern Regional Education Board, and the Southern Growth Policy Board.

William W. Colville, 68. Retired; former Senior Vice President, General Counsel and Secretary of Owens Corning. Director since 1995.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

A graduate of Yale University and the Columbia University Law School, Mr. Colville began his career at Owens Corning in 1984 as Senior Vice President and General Counsel. Prior to joining Owens Corning, he was President of the Sohio Processed Minerals Group from 1982 to 1984, and General Counsel of Kennecott Corporation from 1980 to 1982.

Mr. Colville is a director of Nordson Corporation.

Landon Hilliard, 63. Partner, Brown Brothers Harriman & Co., private bankers, New York, NY. Director since 1989.

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

Class Expiring At Second Succeeding Annual Meeting Of Stockholders

Ann Iverson, 59. Chairman of Brooks Sports, Inc., athletic footwear and apparel, Bothell, WA and President and Chief Executive Officer of International Link, an international consulting firm, Scottsdale, AZ. Director since 1996.

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

Ms. Iverson is a director of Candie´s, Inc., as well as several privately-held companies. She is also a member of the Board of Trustees of the Thunderbird School of International Management, and a member of Financo Global Consulting.

W. Walker Lewis, 58. Chairman, Devon Value Advisers, financial consulting and investment banking firm, Greenwich, CT and New York, NY. Director since 1993.

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

Mr. Lewis is Chairman of London Fog Industries, Inc. and a director of Mrs. Fields’ Original Cookies, Inc. He is also a member of the Council on Foreign Relations, the Washington Institute of Foreign Affairs, and The Harvard Committee on University Resources.

Furman C. Moseley, Jr., 68. Chairman of Sasquatch Books, Inc., publishing, Seattle, WA. Director since 1983.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

Mr. Moseley joined Simpson Paper Company in 1960 and retired in June 1995 as Chairman of that company and President of Simpson Investment Company.

Mr. Moseley is a director of Eaton Corporation.

Michael H. Thaman, 38. Chairman of the Board and Chief Financial Officer, Owens Corning. Director since January 2002.

A graduate of Princeton University, Mr. Thaman joined Owens Corning in 1992. He was elected Chairman of the Board of Owens Corning in April 2002, after becoming Senior Vice President and Chief Financial Officer in 2000. Before that, Mr. Thaman held a variety of leadership positions at Owens Corning, including serving as President of the Exterior Systems Business beginning in 1999 and President of the Engineered Pipe Systems Business beginning in 1997.

Prior to joining Owens Corning, Mr. Thaman spent six years as a strategy consultant at Mercer Management Consulting, including as a Vice President in that firm’s New York office.

Class Expiring At Third Succeeding Annual Meeting Of Stockholders

Norman P. Blake, Jr., 61. Former Chairman, President and Chief Executive Officer of Comdisco, Inc., global technology services, Rosemont, IL. Director since 1992.

A graduate of Purdue University, Mr. Blake previously has served as Chief Executive Officer of the United States Olympic Committee; Chairman, Chief Executive Officer and President of Promus Hotel Corporation; Chairman, Chief Executive Officer and President of USF&G Corporation; and Chairman and Chief Executive Officer of Heller International Corporation of Chicago.

Mr. Blake is a member of the Purdue Research Foundation and Purdue University’s President’s Council and Dean’s Advisory Council, Krannert Graduate School of Management. He is the recipient of the degree of Doctor of Economics honoris causa from Purdue University, granted jointly by the Krannert Graduate School of Management and School of Liberal Arts. He has also been awarded The Ellis Island Medal of Honor.

Leonard S. Coleman, Jr., 54. Senior Advisor to Major League Baseball, professional sports, New York, NY. Director since 1996.

A graduate of Princeton and Harvard Universities, Mr. Coleman became President of The National League of Professional Baseball Clubs in 1994 after serving as Executive Director, Market Development of Major League Baseball. He assumed his current position with Major League Baseball in 1999.

Mr. Coleman is a director of H. J. Heinz Company, the Omnicom Group, New Jersey Resources, Cendant Corporation, Electronic Arts Inc., Aramark Corporation, and Churchill Downs Incorporated. He also serves as a director of The Metropolitan Opera, The Schumann Fund, The Jackie Robinson Foundation, and The Children’s Defense Fund.

W. Ann Reynolds, 65. Director of the Center for Community Outreach and Development, and a faculty member of The University of Alabama at Birmingham, Birmingham, AL. Director since 1993.

A graduate of Kansas State Teachers College and the University of Iowa, Dr. Reynolds assumed her current position in 2002. Previously, she was President of The University of Alabama at Birmingham for five years, Chancellor of City University of New York for seven years, and Chancellor of the California State University system for eight years.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

Dr. Reynolds is a director of Humana, Inc., Abbott Laboratories and Maytag Corporation. She is also a member of the American Association for the Advancement of Science, the American Association of Anatomists, the Society for Gynecological Investigation, and the Perinatal Research Society.

Maura Abeln Smith, 47. Senior Vice President, Owens Corning. Director since January 2002.

Ms. Smith has been named Senior Vice President and General Counsel of International Paper Co., a paper and forest products company located in Stamford, CT, effective March 31, 2003, at which time her employment with Owens Corning will terminate. Prior to February 2003, Ms. Smith also served as Owens Corning’s Chief Restructuring Officer, General Counsel and Secretary. A graduate of Vassar College, Oxford University – where she was a Rhodes Scholar, and the University of Miami School of Law, Ms. Smith joined Owens Corning in 1998. Prior to joining Owens Corning, Ms. Smith worked at General Electric, where she served as Vice President and General Counsel at GE Plastics. Before her career at General Electric, Ms. Smith was a partner in the international law firm of Baker & McKenzie.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Certain information concerning Owens Corning’s executive officers is included on pages 12 through 13 hereof.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

As indicated in Item 1 above, Owens Corning and 17 of its domestic subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2000. All of the executive officers listed on pages 12 through 13 hereof, except Ms. Bargabos and Messrs. Dana, Dietzel, Kiemle, and Krull, served as executive officers of Owens Corning at or within two years before the time of such filing. In addition, all of such listed executive officers except Ms. Bargabos and Messrs. Johns, Lantz, and Mirra also served as executive officers of one or more of such domestic subsidiaries at or within two years before the time of such filing. Director Norman P. Blake, Jr., served as an executive officer of Comdisco, Inc. in July 2001, when such firm filed for protection under Chapter 11 of the United States Bankruptcy Code.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require Owens Corning’s directors, and certain officers and greater than ten percent stockholders, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. Owens Corning undertakes to file such forms on behalf of the reporting directors and officers pursuant to a power of attorney given to certain attorneys-in-fact. Such reporting officers, directors and ten percent stockholders are also required by Securities and Exchange Commission rules to furnish Owens Corning with copies of all Section 16(a) reports they file.

Based solely on its review of copies of such reports received or written representations from such executive officers, directors and ten percent stockholders, Owens Corning believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during fiscal year 2002.

ITEM 11.     EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following tables provide information on compensation and stock-based awards received by each individual that served as Owens Corning’s Chief Executive Officer during 2002 and the four other highest paid individuals who were serving as executive officers of Owens Corning at the end of 2002 (these six individuals collectively are referred to as the “Named Executive Officers”).

Summary Compensation Table

The following table contains information about compensation paid, and certain awards made, by Owens Corning to the Named Executive Officers for the three-year period ended December 31, 2002.

					Long Term Compensation
Annual Compensation					Awards		Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Award(s)	Options/	Payouts	Compensation
Principal Position(1)	Year	($)	($)	($)(2)	($)(3)	SARs(#)(4)	($)	($)

David T. Brown	2002	647,916	1,713,199					15,300	(5)
President and Chief	2001	400,000	1,200,000					483,550
Executive Officer	2000	343,750	425,000					245,275

Michael H. Thaman	2002	584,375	1,380,000					15,300	(5)
Chairman of the Board and	2001	425,000	1,175,000					517,800
Chief Financial Officer	2000	362,500	404,500					261,900

Maura Abeln Smith	2002	550,000	1,330,000					15,300	(5)
Senior Vice President	2001	500,000	1,160,000					692,717
	2000	497,917	705,000					345,090

David L. Johns	2002	363,125	677,000					10,705	(5)
Senior Vice President and	2001	350,000	750,000					335,100
Chief Supply Chain and	2000	245,000	286,000					168,100
Information Technology
Officer

Goerge E. Kiemle	2002	266,667	528,800					15,300	(5)
Vice President and	2001	245,000	405,000					216,300
President, Insulating	2000	220,000	140,000					113,400
Systems Business

Glen H. Hiner	2002	303,030	909,090	165,413				81,831	(5)
Former Chief Executive	2001	1,000,000	3,000,000	267,036				1,361,976
Officer	2000	1,000,000	2,035,600	207,341				697,451

(1)

Prior to April 2002, Mr. Brown served as Executive Vice President and Chief Operating Officer; prior to January 2001, he served as Vice President and President, Insulating Systems Business. Prior to April 2002, Mr. Thaman served as Senior Vice President and Chief Financial Officer; prior to April 2000, he served as Vice President and President, Exterior Systems Business. Prior to February 2003, Ms. Smith also served as Chief Restructuring Officer, General Counsel and Secretary; she assumed the duties of Chief Restructuring Officer in November 2000. Prior to April 2001, Mr. Johns served as Senior Vice President and Chief Technology Officer. Prior to February 2001, Mr. Kiemle served as Vice President, Manufacturing, Insulating Systems Business. Mr. Hiner retired as Chairman of the Board and Chief Executive Officer in April 2002.

ITEM 11.     EXECUTIVE COMPENSATION (continued)

(2)

“Other Annual Compensation” includes perquisites and personal benefits, where such perquisites and personal benefits exceed the lesser of $50,000 or 10% of the Named Executive Officer’s annual salary and bonus for the year, as well as certain other items of compensation. For the years shown, none of the Named Executive Officers received perquisites and/or personal benefits in excess of the applicable threshold.

Mr. Hiner’s numbers reflect contractually required tax payments on income from his Pension Preservation Trust account. The Pension Preservation Trust is described on page 43.

(3)	There were no restricted stock awards to any of the Named Executive Officers in 2000, 2001, or 2002.

At the end of 2002, Mr. Brown held a total of 11,350 shares of restricted stock, valued at $4,767; Mr. Thaman held a total of 10,800 shares of restricted stock, valued at $4,536; Ms. Smith held a total of 13,566 shares of restricted stock, valued at $5,698; Mr. Johns held a total of 4,200 shares of restricted stock, valued at $1,764; Mr. Kiemle held a total of 5,075 shares of restricted stock, valued at $2,132; and Mr. Hiner held no shares of restricted stock. The value of these aggregate restricted stock holdings was calculated by multiplying the number of shares held by the closing price of Owens Corning common stock on December 31, 2002 (as reported on the Over The Counter Bulletin Board). Dividends are paid by Owens Corning on restricted stock held by the Named Executive Officers if paid on stock generally.

(4)	No stock options or stock appreciation rights (SARs) were awarded to any of the Named Executive Officers in 2000, 2001, or 2002.

(5)

Of Mr. Hiner’s number, $63,333 represents amounts payable during 2002 pursuant to a post-retirement Release and Non-Competition Agreement and $3,198 was the present value (based upon the Applicable Federal Rate from date of payment to earliest date of repayment to Owens Corning) of split-dollar life insurance premiums paid by Owens Corning which were invested on his behalf in 2002. Upon Mr. Hiner’s termination of employment, Owens Corning was reimbursed for all such insurance premiums previously invested on his behalf.

Except as indicated in the preceding paragraph, the amount shown for each of the Named Executive Officers represents contributions made by Owens Corning to such officer’s account in the Owens Corning Savings Plan during the year.

Option Grant Table

No stock options or stock appreciation rights (SARs) were granted to any of the Named Executive Officers during 2002.

ITEM 11.     EXECUTIVE COMPENSATION (continued)

Option/SAR Exercises and Year-End Value Table

The following table contains information about the options for Owens Corning common stock that were exercised in 2002 by the Named Executive Officers, and the aggregate values of these officers’unexercised options at the end of 2002. None of the Named Executive Officers held stock appreciation rights (SARs) at December 31, 2002.

Aggregated Option/SAR Exercises in 2002, and 12/31/02 Option/SAR Values

Number of
			Securities	Value of
			Underlying	Unexercised
	Shares		Unexercised	In-the-Money
	Acquired on	Value	Options/SARs at	Options/SARs at
Name	Exercise (#)	Realized ($)	12/31/02 (#)	12/31/02 ($)(1)

			Exercisable/	Exercisable/
			Unexercisable	Unexercisable
David T. Brown	-0-	-0-	82,000/36,000	0/0
Michael H. Thaman	-0-	-0-	43,657/36,000	0/0
Maura Abeln Smith	-0-	-0-	52,000/50,000	0/0
David L. Johns	-0-	-0-	12,278/16,000	0/0
George E. Kiemle	-0-	-0-	51,000/16,000	0/0
Glen H. Hiner	-0-	-0-	583,000/0	0/0

      (1)     No options were in-the-money at December 31, 2002.

Long-Term Incentive Plan Awards Table

No Long-Term Incentive Plan awards were made to any of the Named Executive Officers during 2002.

Retirement Benefits

Owens Corning maintains a tax-qualified Cash Balance Plan covering certain of its salaried and hourly employees in the United States, including each of the Named Executive Officers (other than Mr. Hiner, who retired in 2002), in lieu of the qualified Salaried Employees’ Retirement Plan maintained prior to 1996 (“Prior Plan”), which provided retirement benefits primarily on the basis of age at retirement, years of service and average earnings from the highest three consecutive years of service. In addition, Owens Corning has a non-qualified Executive Supplemental Benefit Plan (“ESBP”) to pay eligible employees leaving the Company the difference between the benefits payable under Owens Corning’s tax-qualified retirement plan and those benefits which would have been payable except for limitations imposed by the Internal Revenue Code. Named Executive Officers (other than Mr. Hiner) are eligible to participate in both the Cash Balance Plan and the ESBP.

Cash Balance Plan – Under the Cash Balance Plan, each covered employee’s earned retirement benefit under the Prior Plan (including the ESBP) was converted to an opening cash balance. Each year, eligible employees earn a benefit based on a percentage of such employee’s covered pay. During 2002, the percentage was 2% for covered pay up to 50% of the Social Security Taxable Wage Base and 4% for covered pay in excess of such wage base; subject to, and effective upon, Internal Revenue Service approval, the percentage will be 4% for all subsequent covered pay. For this purpose, covered pay includes base pay, overtime pay, other wage premium pay and annual incentive bonuses payable during the year. Accrued benefits earn monthly interest based on the average interest rate for five-year U.S. treasury securities. Employees may receive their benefit under the Cash Balance Plan as a lump sum or as a monthly payment when they leave Owens Corning.

ITEM 11.     EXECUTIVE COMPENSATION (continued)

For employees who were at least age 40 with 10 years of service as of December 31, 1995 (“Grandfathered Employees”), including Messrs. Brown and Kiemle, the credit percentages applied to covered pay are increased pursuant to a formula based on age and years of service on such date. In addition, Grandfathered Employees are entitled to receive the greater of their benefit under the Prior Plan frozen as of December 31, 2000, or under the Cash Balance Plan (in each case including the ESBP).

The estimated annual annuity amounts payable under the Cash Balance Plan (including the ESBP) to the Named Executive Officers (other than Mr. Hiner) at age 65 are: Mr. Brown, $338,558; Mr. Thaman, $348,713; Ms. Smith, $165,959; Mr. Johns, $129,253, and Mr. Kiemle, $182,809. These estimated amounts assume continued employment and current levels of covered pay through age 65, and are based on estimated interest rates. Upon his retirement, Mr. Hiner received a lump sum payment of $156,262 in full satisfaction of amounts payable under these plans.

Supplemental Executive Retirement Plan – Owens Corning maintains a Supplemental Executive Retirement Plan (“SERP”) covering certain employees, including Ms. Smith and Mr. Johns, who join Owens Corning in mid-career. The SERP provides for a lump sum payment following termination of employment equal to a multiple of the covered employee’s Cash Balance Plan balance minus an offset equal to the present value of retirement benefits attributable to prior employment. The applicable multiplier for each covered employee ranges from 0 to 4 (determined by the covered employee’s age when first employed by Owens Corning) and is 1.7 and 1.1 in the case of Ms. Smith and Mr. Johns, respectively. The estimated annual annuity amounts payable to Ms. Smith and Mr. Johns to satisfy the lump sum obligation under this plan at age 65, under the assumptions described in the preceding paragraph, are $282,130 and $142,178, respectively, less the annualized offset due to prior employment.

Other Arrangements – Prior to his retirement, Mr. Hiner had an Employment Agreement that called for him to receive an annual pension equal to (a) 60% of his “average annual compensation”minus (b) amounts payable under his prior employer’s pension plan, any qualified defined benefit plan maintained by Owens Corning, and Social Security. Under the Agreement, “average annual compensation” was one third of Mr. Hiner’s highest 36 months of compensation from Owens Corning or his prior employer. In full satisfaction of the obligation under the Agreement, Mr. Hiner received a final lump sum payment of $2,339,129, after tax withholding of $2,129,975, via payment to the Pension Preservation Trust described below.

In 1992, Owens Corning established a Pension Preservation Trust for amounts payable under the ESBP as well as under the individual pension arrangements described above. Each year, the Compensation Committee determines the participants in and any amounts to be paid with respect to the Pension Preservation Trust, which may include a portion of benefits earned under the ESBP and the pension agreements described above. Amounts paid into the Trust and income from the Trust reduce the pension otherwise payable at retirement. During 2002, no payments were made to the Trust, other than the payment described in the preceding paragraph.

Employment, Severance, and Certain Other Agreements

Owens Corning has entered into severance arrangements with each of the Named Executive Officers (other than Mr. Hiner). These agreements provide for the payment of an amount equal to two times base salary plus annual incentive bonuses (based on an average of the three previous years’ annual incentive payments or the average of the three previous years’ annual incentive targets, whichever is greater) plus continuation of insurance benefits for a period of up to two years and, in the case of Messrs. Brown, Thaman, and Kiemle, a payment equal to the additional lump sum pension benefit that would have accrued had such individuals been three years older, with three additional years of service, at the time of employment termination. The base salaries as of December 31, 2002, of these Named Executive Officers were: Mr. Brown, $750,000; Mr. Thaman, $650,000; Ms. Smith, $550,000; Mr. Johns, $367,000; and Mr. Kiemle, $275,000.

ITEM 11.     EXECUTIVE COMPENSATION (continued)

Following his retirement, the Company entered into a Release and Non-Competition Agreement with Mr. Hiner that includes, among other things, provisions for mutual release, non-competition, non-solicitation, non-disclosure and consulting arrangements. The agreement provides for annual payments of $95,000 for the first three years and $75,000 for two additional years.

Directors’ Compensation

Retainer and Meeting Fees – In 2002, Owens Corning paid each director who was not an Owens Corning employee an annual retainer of $35,000. Non-employee Committee Chairmen receive an additional retainer of $4,000 each year. In addition, Owens Corning paid non-employee directors a fee of $1,200 for (a) attendance at one or more meetings of the Board of Directors on the same day, (b) attendance at one or more meetings of each Committee of the Board of Directors on the same day, and (c) for each day’s attendance at other functions in which directors were requested to participate.

Prior to December 2000, a director could elect to defer all or a portion of his or her annual retainer and meeting fees under the Directors’ Deferred Compensation Plan, in which case his or her account was credited with the number of shares of common stock that such deferred compensation could have purchased on the date of payment. The account was also credited with the number of shares that dividends on previously credited shares could have purchased on dividend payment dates. Account balances are payable in cash based on the value of the account, which is determined by the then fair market value of Owens Corning common stock, at the time the participant ceases to be a director.

Stock Plan for Directors – Owens Corning maintains a stockholder approved Stock Plan for Directors, applicable to each director who is not an Owens Corning employee. The plan provides for two types of grants to each eligible director: (1) a one-time non-recurring grant of options to each new outside director to acquire 10,000 shares of common stock at a per share exercise price of 100 percent of the value of a share of common stock on the date of grant, and (2) an annual grant of 500 shares of common stock on the fourth Friday in April.

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

No initial option grants or annual grants were made under the Plan during 2002. Pursuant to action of the Board of Directors, additional option grants and annual grants under the Plan were suspended effective April 1, 2002, pending further action by the Board.

Indemnity Agreements – Owens Corning has entered into an indemnity agreement with each member of the Board of Directors which provides that, if the director becomes involved in a claim (as defined in the agreement) by reason of an indemnifiable event (as defined in the agreement), Owens Corning will indemnify the director to the fullest extent authorized by Owens Corning’s by-laws, notwithstanding any subsequent amendment, repeal or modification of the by-laws, against any and all expenses, judgments, fines, penalties and amounts paid in settlement of the claim.

The indemnity agreement also provides that, in the event of a potential change of control (as defined in the agreement), the director is entitled to require the creation of a trust for his or her benefit, the assets of which would be subject to the claims of Owens Corning’s general creditors, and the funding of such trust from time to time in amounts sufficient to satisfy Owens Corning’s indemnification obligations reasonably anticipated at the time of the funding request.

ITEM 11.     EXECUTIVE COMPENSATION (continued)

Charitable Award Program – To recognize the interest of Owens Corning and its directors in supporting worthy educational institutions and other charitable organizations, Owens Corning permits each director who joined the Board prior to December 31, 2001 (subject to certain vesting requirements) to nominate up to two organizations to share a contribution of $1 million to be made in ten annual installments after the death of the director. Owens Corning expects to fully fund its contributions (as well as insurance premiums) from the proceeds of life insurance policies that it maintains on directors. Directors will receive no financial benefit from this program, since the charitable deduction and insurance proceeds accrue solely to Owens Corning.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee presently consists of Landon Hilliard (Chairman), Gaston Caperton, Leonard S. Coleman, Jr., Furman C. Moseley, Jr., and W. Ann Reynolds. Norman P. Blake, Jr. also served on the Committee during a portion of 2002. No other persons served on the Compensation Committee during 2002.

Mr. Hilliard is a partner of Brown Brothers Harriman & Co. (“BBH”), a private banking firm. BBH acts as one of the investment managers for the Fibreboard Settlement Trust, which holds certain assets that are available to fund asbestos-related liabilities of Fibreboard Corporation, a subsidiary of Owens Corning. During 2002, BBH was paid fees of approximately $717,000 from the Trust for these services. In addition, BBH serves as the custodian and investment advisor of an escrow account funded by one of the Company’s excess insurance carriers during the third quarter of 2001 (see Note 19, Item C, to the Consolidated Financial Statements). During 2002, BBH earned fees of approximately $82,000 for these services.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information concerning securities authorized for issuance under equity compensation plans is contained in Item 5 above, under the heading “Securities Authorized For Issuance Under Equity Compensation Plans”. Such information is incorporated here by reference.

MAJOR STOCKHOLDERS

Based on statements filed with the Securities and Exchange Commission pursuant to section 13(d) or 13(g) of the Securities Exchange Act of 1934, no person beneficially owned more than 5% of Owens Corning common stock as of December 31, 2002.

As of February 28, 2003, Owens Corning employees, including officers, beneficially owned 1,977,050 shares (3.6%) of Owens Corning common stock under Owens Corning sponsored savings plans in the United States and Canada.

STOCK OWNERSHIP OF MANAGMENT

The following table shows information concerning beneficial ownership of Owens Corning common stock on February 28, 2003, by each of the directors, by each of the Named Executive Officers, and by all directors and executive officers as a group. With the exception of the ownership of Mr. Hiner (1.3%) and all directors and executive officers as a group (2.3%), each ownership shown represents less than 1% of the shares of common stock outstanding.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

Amount And Nature
Name	Of Beneficial Ownership
Norman P. Blake, Jr	4,620 (3)
David T. Brown	95,278 (1)(2)
Gaston Caperton	12,032 (1)(3)
Leonard S. Coleman, Jr	12,552 (1)(3)
William W. Colville	10,000 (1)
Landon Hilliard	7,075 (3)
Glen H. Hiner	734,402 (1)
Ann Iverson	12,532 (1)(3)
David L. Johns	17,079 (1)(2)
George E. Kiemle	55,938 (1)(2)
W. Walker Lewis	4,120 (3)
Furman C. Moseley, Jr	46,082 (3)
W. Ann Reynolds	16,327 (1)(3)(4)
Maura Abeln Smith	65,591 (1)(2)
Michael H. Thaman	57,970 (1)(2)
All Directors and Executive Officers (including
Named Executive Officers) (21 persons)	1,294,819 (1)(2)(3)(4)

(1)

Includes shares which are not owned but are unissued shares subject to exercise of options, or which will be subject to exercise of options under Owens Corning benefit plans within 60 days after February 28, 2003, as follows: Mr. Brown, 82,000; Mr. Caperton, 10,000; Mr. Coleman, 10,000; Mr. Colville, 10,000; Mr. Hiner, 583,000; Ms. Iverson, 10,000; Mr. Johns, 12,278; Mr. Kiemle, 51,000; Dr. Reynolds, 10,000; Ms. Smith, 52,000; Mr. Thaman, 43,657; All Directors and Executive Officers (21 persons), 939,943.

(2)

Includes shares over which there is sole voting power, but no investment power, as follows: Mr. Brown, 10,750; Mr. Johns, 4,200; Mr. Kiemle, 4,675; Ms. Smith, 13,000; Mr. Thaman, 10,300; All Directors and Executive Officers (21 persons), 66,091.

(3)

Includes deferred shares over which there is currently no voting or investment power, as follows: Mr. Blake, 3,620; Mr. Caperton, 1,532; Mr. Coleman, 2,052; Mr. Hilliard, 2,575; Ms. Iverson, 1,532; Mr. Lewis, 3,620; Mr. Moseley, 6,232; Dr. Reynolds, 3,097; All Directors and Executive Officers (21 persons), 24,260.

(4)	Does not include shares of common stock held by family members as to which beneficial interest is disclaimed, as follows: Dr. Reynolds, 700; All Directors and Executive Officers (21 persons), 700.

POTENTIAL CHANGES IN CONTROL

The following matters are described in response to the requirement to describe any arrangements the operation of which may at a subsequent date result in a change in control of Owens Corning:

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. As described more fully in Note 1 to Owens Corning’s Consolidated Financial Statements, on March 28, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed amended joint plan of reorganization (the “Plan”) in the USBC. The Plan is subject to confirmation by the Bankruptcy Court.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

In addition, the Plan provides, and it is expected that any plan or plans of reorganization finally confirmed will provide, that a majority of the common stock of Owens Corning will be held by a trust established pursuant to Section 524(g) of the Bankruptcy Code that will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates for current and future asbestos personal injury claims. While Owens Corning is unable to predict the exact amount of common stock that will be issued to the trust, it is expected that the trust would have the power to name a majority of Owens Corning’s directors, and that as a result of its stock ownership a change in control of Owens Corning would occur.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Owens Corning has nothing additional to report under this Item.

ITEM 14.     CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K

  (a)       DOCUMENTS FILED AS PART OF THIS REPORT

    1.        See Index to Financial Statements on page 52 hereof.

    2.        See Index to Financial Statement Schedules on page 134 hereof.

    3.        See Exhibit Index beginning on page 137 hereof.

              Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form
              10-K are denoted in the Exhibit Index by an asterisk (“*”).

  (b)       REPORTS ON FORM 8-K

              During the fourth quarter of 2002, Owens Corning filed the following current report on Form 8-K:

              – Dated December 9, 2002, under Item 5, to file a December 9, 2002 Press Release.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By	/s/ David T. Brown	Date March 28, 2003

David T. Brown, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ David T. Brown	Date March 28, 2003
David T. Brown, President
Chief Executive Officer and Director

By	/s/ Michael H. Thaman	Date March 28, 2003
Michael H. Thaman, Chairman of the Board,
Chief Financial Officer and Director

By	/s/ Charles E. Dana	Date March 28, 2003
Charles E. Dana, Vice President -
Corporate Controller and Global Sourcing

By	/s/ Norman P. Blake, Jr.	Date March 22, 2003
Norman Pl. Blake, Jr., Director

By	/s/ Gaston Caperton	Date March 24, 2003
Gaston Caperton, Director

By	/s/ Leonard S. Coleman, Jr.	Date March 26, 2003
Leonard S. Coleman, Jr., Director

By	/s/ William W. Colville	Date March 24, 2003
William W. Colville, Director

By	/s/ Landon Hilliard	Date March 24, 2003
Landon Hilliard, Director

By	/s/ Ann Iverson	Date March 24, 2003
Ann Iverson, Director

By	/s/ W. Walker Lewis	Date March 21, 2003
W. Walker Lewis, Director

By	/s/ Furman C. Moseley, Jr.	Date March 24, 2003
Furman C. Moseley, Jr., Director

By	/s/ W. Ann Reynolds	Date March 21, 2003
W. Ann Reynolds, Director

By	/s/ Maura Abeln Smith	Date March 24, 2003
Maura Abeln Smith, Director

CERTIFICATION

I, David T. Brown, Chief Executive Officer of the registrant, certify that:

(1)	I have reviewed this annual report on Form 10-K of Owens Corning;

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ David T. Brown

David T. Brown
Chief Executive Officer

CERTIFICATION

I, Michael H. Thaman, Chief Financial Officer of the registrant, certify that:

(1)	I have reviewed this annual report on Form 10-K of Owens Corning;

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ Michael H. Thaman

Michael H. Thaman
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Item	Page

Report of Independent Public Accountants	53 - 54

Copy of Previously Issued Arthur Andersen LLP Report	55 - 56

Summary of Significant Acconting Policies	57 - 59

Consolidated Statement of Income (Loss) - for the
years ended December 31, 2002, 2001 and 2000	60

Consolidated Balance Sheet - December 31, 2002 and 2001	61 - 62

Consolidated Statement of Stockholders' Equity -
for the years ended December 31, 2002, 2001 and 2000	63

Consolidated Statement of Cash Flows - for the years
ended December 31, 2002, 2001 and 2000	64 - 65

Notes to Consolidated Financial Statements
Notes 1 through 24	66 - 133

PricewaterhouseCoopers LLP Suite 1800 One SeaGate Toledo OH 43604-1574 Telephone (419) 254 2500 Facsimile (419) 254 2550

Report of Independent Accountants

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Owens Corning and its subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 23, 2002, before the revisions described in Notes 2 and 22.

As discussed in Note 22 of the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which was adopted by the Company as of January 1, 2002.

As discussed above, the consolidated financial statements of Owens Corning and its subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 22, these financial statements have been revised to include the transitional disclosures required by SFAS 142, which was adopted by the Company as of January 1, 2002 and to restate the disclosures required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” resulting from a change in the composition of the Company’s reportable segments. We audited the transitional disclosures described in Note 22 and the restated disclosures described in Note 2. In our opinion, the transitional disclosures in Note 22 and the restated disclosures in Note 2 for 2001 and 2000 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

To the Board of Directors and Stockholders of Owens Corning:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on October 5, 2000. This action, which was taken primarily as a result of asbestos litigation as discussed in Note 19 to the consolidated financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

February 6, 2002

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

The financial statements to which this report relates have been modified since the date that Arthur Andersen issued its report. The modifications relate to the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002 and to restate disclosures required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” resulting from a change in the composition of the Company’s reportable segments. The modifications, which were audited by PricewaterhouseCoopers LLP, are not covered by the copy of the Arthur Andersen report. The footnotes shown below were not part of the Arthur Andersen report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Owens Corning:

We have audited the accompanying consolidated balance sheet of OWENS CORNING (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2001, and 2000*, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Corning and subsidiaries as of December 31, 2001, and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on October 5, 2000. This action, which was taken primarily as a result of asbestos litigation as discussed in Note 19 to the consolidated financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To the Stockholders and Board of Directors of Owens Corning:

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule** listed in the Index to Financial Statement Schedules is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule** has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

January 23, 2002,
Toledo, Ohio.

*The Company’s consolidated balance sheet as of December 31, 2000 and the consolidated statements of income (loss), comprehensive income (loss), stockholder’s equity and cash flows for the year ended December 31, 1999 are not included in this Form 10-K. Additionally, the information contained in the consolidated statement of comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 has been integrated in the consolidated statement of stockholders’ equity for those years and the consolidated statement of comprehensive income (loss) has been deleted.

**As this report is a reproduction of the previously issued report from Arthur Andersen, the schedule to which this paragraph refers includes information for the years ending December 31, 2001, 2000 and 1999. However, the 1999 information is not included in this Form 10-K.

OWENS CORNING AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements of Owens Corning and its subsidiaries (the “Company”) generally include the accounts of majority owned subsidiaries, unless ownership is considered temporary. Intercompany accounts and transactions are eliminated.

Reclassifications
Certain reclassifications have been made to 2001 and 2000 to conform with the classifications used in 2002.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue when goods are shipped and title passes to the customer. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded and are typically based on historical experience.

Shipping and Handling Costs
The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of cost of goods sold in the Consolidated Statement of Income (Loss). All costs billed to the customer are included as revenue in the Consolidated Statement of Income (Loss).

Marketing and Advertising Expenses
Marketing and advertising costs are expensed the first time the advertising takes place. Marketing expenses include advertising, customer incentive programs, and marketing communications. Marketing expenses for 2002, 2001 and 2000 were $83 million, $87 million, and $92 million respectively.

Science and Technology Expenses
The Company incurs certain expenses related to science and technology. These expenses include salaries, building costs, utilities, administrative expenses, materials, and supplies for the Company to improve and develop its products.

Reorganization Items and Other Expenses
In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the Consolidated Statement of Income (Loss).

Stock Based Compensation Plans
The Company applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure An Amendment of FAS No. 123” (“SFAS 148”), for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123 and SFAS 148.

OWENS CORNING AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents
The Company defines cash and cash equivalents as cash and time deposits with maturities of three months or less when purchased.

Inventory Valuation
Inventories are stated at cost, which is less than market value, and include material, labor and manufacturing overhead. The majority of the U.S. inventories are valued using the first-in, first-out (FIFO) method and the balance of inventories are generally valued using the last-in, first-out (LIFO) method.

Investments in Affiliates
The Company accounts for investments in affiliates of between 20% and 50% ownership with significant influence using the equity method under which the Company’s share of earnings of the affiliate is reflected in income as earned and dividends are credited against the investment in affiliate when declared. If the Company’s ownership is less than 20%, or its ownership is less than 50% and the Company determines that it does not have significant influence, the Company accounts for its investments using the cost method under which the Company reflects dividends when declared as a reduction to the cost of the investment.

Goodwill
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires an annual review for impairment using a fair value methodology. In performing its annual review, the Company uses an estimate of the undiscounted cash flows of the related business over the remaining life of the goodwill in assessing whether the goodwill is recoverable on a reporting unit basis.

Properties and Depreciation
The Company’s plant and equipment is depreciated principally using the straight-line method. Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $272 million, $220 million, and $177 million, respectively. The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 - 40 years
Machinery and equipment	5 - 20 years
Information Systems	5 - 10 years

Capitalization of Software Developed for Internal Use
The Company capitalizes the direct external and internal costs incurred in connection with the development, testing and installation of software for internal use. Internally developed software is included in plant and equipment and is amortized over its estimated useful life using the straight-line method, not to exceed 5 years.

OWENS CORNING AND SUBSIDIARIES
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property Impairments
The Company exercises judgment in evaluating tangible and intangible long-lived assets for impairment. This requires estimating useful lives, future operating cash flows and estimated fair value of the assets under review. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary that would be material to the Company’s consolidated financial statements in any given period.

Income Taxes
The Company recognizes current tax liabilities and assets for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In addition, the Company maintains tax reserves to cover Internal Revenue Service (“IRS”) claims for income taxes and interest attributable to audits of open tax years.

Pension and Other Postretirement Benefits
Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. The results of this effort provide management with the necessary information on which to base its judgment and develop the estimates used to prepare the financial statements.

Reserve for Asbestos Litigation Claims
The Company estimates a reserve for asbestos-related liabilities that have been asserted or are probable of assertion. The estimate of liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Chapter 11 Cases. The Company will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate. Any such adjustment could be material to the Company’s consolidated financial statements in any given period. Please see Note 19 to the Consolidated Financial Statements for further discussion.

Derivative Financial Instruments
Effective January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This statement and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and related gains and losses to be recorded in income or other comprehensive income, as appropriate.

Foreign Currency Translation
The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end rate of exchange and their statement of income (loss) and statement of cash flows are converted on an ongoing basis at the rate of exchange when transactions occur. The resulting translation adjustment is included in “Accumulated other comprehensive loss” in the Consolidated Statement of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statement of Income (Loss) as incurred.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(In millions of dollars, except share data)

NET SALES	$4,872	$4,762	$4,940
COST OF SALES (Note 5)	4,130	3,938	4,014

Gross margin	742	824	926

OPERATING EXPENSES
Marketing and administrative expenses (Note 5)	522	524	542
Science and technology expenses	42	37	52
Restructure costs (Note 5)	61	26	32
Chapter 11 related reorganization items (Note 1)	96	87	24
Provision (credit) for asbestos litigation claims - Owens
Corning (Note 19)	1,376	(7)	790
Provision for asbestos litigation claims - Fibreboard (Notes 19
and 20)	975	-	-
Other (Note 5)	(17)	41	117

Total operating expenses	3,055	708	1,557

INCOME (LOSS) FROM OPERATIONS	(2,313)	116	(631)

OTHER
Cost of borrowed funds (Notes 1, 3, 4 and 18)	16	16	155
Other (Notes 3, 18 and 20)	-	(2)	5

INCOME (LOSS) BEFORE INCOME TAX
EXPENSE (BENEFIT)	(2,329)	102	(791)

Income tax expense (benefit) (Notes 10 and 19)	31	57	(312)

INCOME (LOSS) BEFORE MINORITY INTEREST AND
EQUITY IN NET INCOME (LOSS) OF AFFILIATES	(2,360)	45	(479)

Minority interest (Notes 5 and 7)	(4)	(4)	(2)
Equity in net income (loss) of affiliates (Note 13)	(4)	(2)	3

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	(2,368)	39	(478)

Cumulative effect of change in accounting principle, net of tax
(Note 22)	(441)	-	-

NET INCOME (LOSS)	$(2,809)	$39	$(478)

NET INCOME (LOSS) PER COMMON SHARE (Note 17)
Basic net income (loss) per share	$(51.02)	$0.72	$(8.71)

Diluted net income (loss) per share	$(51.02)	$0.66	$(8.71)

Weighted average number of common shares outstanding
and common equivalent shares during the period (in millions)
Basic	55.1	55.1	54.8
Diluted	55.1	59.9	54.8

The accompanying summary of significant accounting policies and notes are an integral part of this statement

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS	(In millions of dollars)

CURRENT
Cash and cash equivalents (Note 1)	$875	$764
Receivables, less allowances of $29 million in 2002 and
2001 (Note 11)	430	417
Inventories (Note 12)	446	437
Deferred income taxes (Note 10)	2	1
Income tax receivable (Note 10)	4	5
Other current assets	17	25

Total current	1,774	1,649

OTHER
Insurance for asbestos litigation claims (Note 19)	4	4
Restricted cash - asbestos and insurance related (Note 19)	165	169
Restricted cash, securities, and other - Fibreboard (Notes 19 and 20)	1,365	1,284
Deferred income taxes (Note 10)	1,354	1,187
Goodwill, less accumulated amortization of $780 million in 2002 and
$131 million in 2001 (Notes 5, 6 and 22)	122	610
Investments in affiliates (Notes 5 and 13)	51	48
Other noncurrent assets (Note 9)	198	247

Total other	3,259	3,549

PLANT AND EQUIPMENT, at cost
Land	69	67
Buildings and leasehold improvements	692	669
Machinery and equipment	3,201	2,854
Construction in progress	164	256

	4,126	3,846
Less - accumulated depreciation	(2,239)	(2,003)

Net plant and equipment	1,887	1,843

TOTAL ASSETS	$6,920	$7,041

The accompanying summary of significant accounting policies and notes are an integral part of this statement

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002 AND 2001 (continued)

	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY	(In millions of dollars)

CURRENT
Accounts payable and accrued liabilities (Note 14)	$756	$740
Short-term debt (Note 4)	40	43
Long-term debt - current portion (Note 3)	65	66

Total current	861	849

LONG-TERM DEBT (Note 3)	71	5

OTHER
Other employee benefits liability (Note 8)	368	331
Pension plan liability (Note 9)	500	291
Other	103	141

Total other	971	763

LIABILITIES SUBJECT TO COMPROMISE (Notes 1, 3, 7 and 19)	9,236	6,804

COMMITMENTS AND CONTINGENCIES (Notes 16, 18 and 19)

COMPANY-OBLIGATED SECURITIES OF ENTITIES
HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO
COMPROMISE (Note 7)	200	200

MINORITY INTEREST	49	37

STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 8 million shares,
none outstanding	-	-
Common stock, par value $.10 per share; authorized 100
million shares; issued 2002 - 55.2 million shares and 2001 - 55.3
million shares (Notes 6 and 17)	6	6
Additional paid in capital	690	691
Deficit	(4,766)	(1,957)
Accumulated other comprehensive loss (Note 9)	(395)	(355)
Other (Note 17)	(3)	(2)

Total stockholders' equity	(4,468)	(1,617)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,920	$7,041

The accompanying summary of significant accounting policies and notes are an integral part of this statement

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(In millions of dollars)

COMMON STOCK
Balance beginning and end of year	$6	$6	$6

ADDITIONAL PAID IN CAPITAL
Balance beginning of year	$691	$694	$690
Awards (forfeitures) of stock under
stock compensation plans (Note 17)	(1)	(3)	4

Balance end of year	690	691	694

DEFICIT
Balance beginning of year	(1,957)	(1,996)	(1,510)
Net income (loss)	(2,809)	39	(478)
Cash dividends declared	-	-	(8)

Balance end of year	(4,766)	(1,957)	(1,996)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance beginning of year
Currency translation adjustment	(133)	(103)	(62)
Minimum pension liability adjustment	(230)	(3)	-
Other	8	9	11

	(355)	(97)	(51)
Adjustments
Currency translation adjustment	74	(30)	(41)
Minimum pension liability adjustment (net of taxes of $79	(107)	(227)	(3)
million in 2002, $153 million in 2001 and $2 million in
2000)
Other	(7)	(1)	(2)

Other comprehensive loss	(40)	(258)	(46)

Balance end of year
Currency translation adjustment	(59)	(133)	(103)
Minimum pension liability adjustment	(337)	(230)	(3)
Other	1	8	9

Balance end of year	(395)	(355)	(97)

OTHER
Balance beginning of year	(2)	(5)	(15)
Net increase (decrease)	(1)	3	10

Balance end of year	(3)	(2)	(5)

STOCKHOLDERS' EQUITY	$(4,468)	$(1,617)	$(1,399)

TOTAL COMPREHENSIVE LOSS
Net income (loss)	$(2,809)	$39	$(478)
Other comprehensive loss	(40)	(258)	(46)

COMPREHENSIVE LOSS	$(2,849)	$(219)	$(524)

The accompanying summary of significant accounting policies and notes are an integral part of this statement

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net income (loss)	$(2,809)	$39	$(478)

Reconciliation of net cash provided by (used in) operating activities:

Noncash items:
Provision (credit) for asbestos litigation claims (Note 19)	2,356	(7)	790
Provision for depreciation and amortization	205	197	185
Provision for impairment of fixed assets	67	40	18
Provision (credit) for deferred income taxes (Note 10)	(21)	47	(361)
Cumulative effect of accounting change (Note 22)	441	-	-
Other (Note 5)	132	87	126
(Increase) decrease in receivables (Note 11)	6	41	(198)
(Increase) decrease in inventories	(4)	19	(78)
Increase (decrease) in accounts payable and accrued
liabilities	(88)	188	218
Increase in restricted cash - asbestos and
insurance related (Note 19)	(7)	(5)	(164)
liabilities subject to compromise (Note 1)	(1)	(75)	(100)
Proceeds from insurance for asbestos litigation claims,
excluding Fibreboard (Note 19)	5	62	380
Payments for asbestos litigation claims, excluding
Fibreboard (Note 19)	-	-	(521)
Pension fund contribution	-	(196)	-
Other	75	41	(7)

Net cash flow from operations	$357	$478	$(190)

NET CASH FLOW FROM INVESTING

Additions to plant and equipment	$(248)	$(270)	$(476)
Investment in subsidiaries, net of cash acquired (Note 6)	(14)	(7)	(4)
Proceeds from the sale of affiliate or business (Note 6)	12	34	193
Other	-	(6)	(45)

Net cash flow from investing	$(250)	$(249)	$(332)

The accompanying summary of significant accounting policies and notes are an integral part of this statement

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (continued)

	2002	2001	2000
	(In millions of dollars)

NET CASH FLOW FROM FINANCING (Notes 3 and 4)

Net additions to long-term credit facilities $	$-	$-	$1,073
Other additions to long-term debt	-	-	29
Other reductions to long-term debt	(3)	(4)	(91)
Net increase (decrease) in short-term debt	(4)	(6)	7
Subject to compromise (Note 1)	1	(4)	-
Dividends paid	-	-	(12)
Other	1	-	(4)

Net cash flow from financing	$(5)	$(14)	$1,002

Effect of exchange rate changes on cash	9	(1)	-

Net increase in cash and cash equivalents	111	214	480
Cash and cash equivalents at beginning of year	764	550	70

Cash and cash equivalents at end of year	$875	$764	$550

The accompanying summary of significant accounting policies and notes are an integral part of this statement

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On October 5, 2000 (the “Petition Date”), Owens Corning and the 17 United States subsidiaries listed below (collectively, the “Debtors”) filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) are being jointly administered under Case No. 00-3837 (JKF). The Chapter 11 Cases do not include other United States subsidiaries of Owens Corning or any of its foreign subsidiaries (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, Owens Corning may cause certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s pre-petition bank credit facility to file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances. The subsidiary Debtors that filed Chapter 11 petitions for relief are:

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
Integrex Supply Chain Solutions LLC

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning’s cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 19 to the Consolidated Financial Statements.

In late 2001, the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the “District Court”) before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court has entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”). Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing, outcome or other aspects of the Chapter 11 Cases.

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. On March 28, 2003, the same proponents filed a proposed amended joint plan of reorganization (the “Plan”) in the USBC. Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court.

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

Two creditors’ committees, one representing asbestos claimants and the other representing unsecured creditors, have been appointed as official committees in the Chapter 11 Cases. In addition, the Bankruptcy Court has appointed James J. McMonagle as Legal Representative for the class of future asbestos personal injury claimants against one or more of the Debtors. The two committees and the Legal Representative have the right to be heard on all matters that come before the Bankruptcy Court. Owens Corning expects that the two committees and the Legal Representative will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan or plans of reorganization. As noted above, the Debtors filed their Plan together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants.

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to seek confirmation of the Plan, there can be no assurance that the Plan will not be amended prior to confirmation, nor can there be any assurance that such Plan will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust) as though they were merged with the assets and liabilities of Owens Corning. Certain creditor constituencies have asserted that substantive consolidation is not appropriate, however, and are expected to challenge that approach in litigation.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The percentage recovery and value of the payments made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability.

The Plan provides two alternative frameworks for creditor recoveries. One such alternative, which would apply in the event that the Plan were approved by the major creditor constituencies, would assume an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion, and a preferred recovery to holders of bank claims of $400 million, in addition to pro rata recovery on the balance of their claims. Under the other alternative, in the context of a non-consensual framework, such aggregate asbestos liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Court has scheduled certain hearings concerning confirmation of the Plan to begin on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, will be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation.

Under either Plan alternative, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with trust distribution procedures to be agreed upon. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

foreign subsidiaries (“IPM”), with respect to Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”, which is in default) or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc., an indirect wholly-owned subsidiary of Owens Corning (“Exterior”), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative agreement is reached to release such entities from their guaranty obligations, Owens Corning expects to cause IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, to file for relief under Chapter 11 of the Bankruptcy Code, and to join in the proposal of the Plan, and will also seek to cause those Non-Debtor Subsidiaries to be substantively consolidated with the current Debtors for the purposes set forth in the Plan.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Owens Corning’s shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases.

Bar Dates for Filing Claims

GENERAL BAR DATE

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Any holder of a claim that was required to file a claim by the General Bar Date and did not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim.

Approximately 24,000 proofs of claim (including late-filed claims), totaling approximately $16.1 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning is investigating these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for these claims in the Chapter 11 Cases.

In its initial review of the filed claims, Owens Corning has identified approximately 15,000 claims, totaling approximately $8.4 billion, which it believes should be disallowed by the Bankruptcy Court, primarily because they appear to be duplicate claims or claims that are not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning likely will file objections to these Objectionable Claims. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of these claims will be disallowed.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

In addition to the Objectionable Claims described above, at December 31, 2002, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.7 billion, as follows:

–	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

–	Approximately 600 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

–	Approximately 5,500 claims, totaling approximately $5.6 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 19 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 19 to the Consolidated Financial Statements; claims for contract rejections, totaling approximately $310 million, of which approximately $250 million are protective claims covering contracts which have not been rejected by the Debtors as of December 31, 2002; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning’s investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company’s consolidated financial position and results of operations in any given period. For a discussion of liability amounts in respect of asbestos personal injury claims, see Note 19 to the Consolidated Financial Statements.

ASBESTOS BAR DATE

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims has not been set. Despite this, approximately 2,900 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.2 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Corning has identified approximately 1,100, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company. As noted above, under the Plan all asbestos-related personal injury and wrongful death claims will be channeled to the Section 524(g) trust, subject to approval by the Bankruptcy Court. Please see Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

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

The additional actions were commenced against various other defendants seeking, among other things, (a) avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility; (b) the return of up to approximately $515 million paid by the Company to shareholders of Fibreboard in connection with the Company’s purchase of Fibreboard in 1997 (the “FBD Shareholder Action”); (c) the return of up to approximately $61.8 million paid by the Company to shareholders in dividends in the period 1996 through 2000 (the “Dividend Action”); and (d) the return of approximately $133 million paid by the Company to Bank of America Corp. in connection with Owens Corning’s purchase of Fibreboard in 1997. Both the FBD Shareholder Action and the Dividend Action are defendant class actions. Certain present or former officers or directors of the Company may be members of either or both defendant classes.

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 19) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. The Official Creditors’ Committee was named as a defendant in such lawsuits, solely with respect to the declaratory relief sought.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

By motion filed on or about October 16, 2002, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to order of the Bankruptcy Court dated January 17, 2003, all of the foregoing litigation, other than the action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, has been stayed until April 28, 2003, at which time the court will consider whether such stay should be further extended. The Debtors’ action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility is scheduled for trial before the District Court commencing in April 2003.

Certain Post-petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through December 31, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $362 million, of which $140 million relates to 2002, $171 million relates to 2001, and $51 million relates to 2000.

At December 31, 2002, the Company had $875 million of cash and cash equivalents (of which approximately $4 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders). During the second quarter of 2002, the Bankruptcy Court approved a settlement reached with certain pre-petition lenders covering approximately $36 million of funds previously subject to administrative freeze (of which approximately $32 million was previously reflected in cash and cash equivalents). Under this settlement, the Company received approximately $18 million of the funds and the remainder was applied by the lenders to satisfy certain pre-petition indebtedness.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP Financing at December 31, 2002; however, approximately $62 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that its cash and cash equivalents, cash available from operations, and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company’s ability to comply with

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court from time to time in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company’s ability to maintain profitability following such confirmation.

Financial Statement Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. As described below, the accompanying Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise”. This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, at the Petition Date the Company recorded the Debtors’pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

As reflected in the Consolidated Financial Statements, “Liabilities Subject to Compromise” refer to Debtors’liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth below following the debtor-in-possession financial statements. These amounts represent Owens Corning’s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

In this respect, the Company’s Consolidated Financial Statements, and the condensed financial statements presented below, reflect charges to income of $1.381 billion for Owens Corning and $975 million for Fibreboard during the quarterly period ended September 30, 2002, in connection with asbestos-related liabilities. Please see Note 19 to the Consolidated Financial Statements.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(In millions of dollars)

NET SALES	$4,302	$4,161	$4,218
COST OF SALES	3,715	3,542	3,509

Gross margin	587	619	709

OPERATING EXPENSES
Marketing and administrative expenses	473	474	460
Science and technology expenses	37	32	47
Restructure costs	44	16	26
Chapter 11 related reorganization items	96	87	24
Provision (credit) for asbestos litigation claims - Owens
Corning (Note 19)	1376	(7)	790
Provision for asbestos litigation claims - Fibreboard (Note 19)	975	-	-
Other (Including interest income from non-debtors of $56
million in 2002 and 2001 and $82 million in 2000)	(122)	(90)	(94)

Total operating expenses	2,879	512	1,253

INCOME (LOSS) FROM OPERATIONS	(2,292)	107	(544)
OTHER
Cost of borrowed funds	5	1	174
Other	-	(2)	5

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
(BENEFIT)	(2,297)	108	(723)
Income tax expense (benefit)	34	52	(340)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
(LOSS) OF AFFILIATES	(2,331)	56	(383)
Equity in net income (loss) of affiliates	(3)	(3)	(2)

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,334)	53	(385)

Cumulative effect of change in accounting principle	(409)	-	-

NET INCOME (LOSS)	$(2,743)	$53	$(385)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION BALANCE SHEET
DECEMBER 31, 2002, 2001 AND 2000

	2002	2001
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$622	$605
Receivables	336	315
Receivables - non-debtors	933	849
Inventories	328	311
Deferred income taxes	4	4
Income tax receivable	4	4
Other current assets	15	25

Total current	2,242	2,113

OTHER
Insurance for asbestos litigation claims	4	4
Restricted cash and other - asbestos and insurance related	165	169
Restricted cash, securities and other - Fibreboard	1,365	1,284
Deferred income taxes	1,248	1,143
Goodwill, net	54	513
Investments in affiliates	15	34
Investments in non-debtor subsidiaries	757	758
Other noncurrent assets	113	138

Total other	3,721	4,043

PLANT AND EQUIPMENT, at cost
Land	42	41
Buildings and leasehold improvements	527	533
Machinery and equipment	2,391	2,194
Construction in progress	96	217

	3,056	2,985
Less - accumulated depreciation	(1,688)	(1,548)

Net plant and equipment	1,368	1,437

TOTAL ASSETS	$7,331	$7,593

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION BALANCE SHEET
DECEMBER 31, 2002, 2001 AND 2000 (continued)

	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY	(In millions of dollars)

CURRENT
Accounts payable and accrued liabilities	$533	$589
Accounts payable and accrued liabilities - non-debtors	49	12
Long-term debt - current portion	-	1

Total current	582	602

OTHER
Other employee benefits liability	355	318
Pension plan liability	429	264
Other	81	110

Total other	865	692

LIABILITIES SUBJECT TO COMPROMISE	9,963	7,565
STOCKHOLDERS' EQUITY
Common stock	6	6
Additional paid in capital	690	691
Deficit	(4,485)	(1,742)
Accumulated other comprehensive loss	(290)	(219)
Other	-	(2)

Total stockholders' equity	(4,079)	(1,266)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,331	$7,593

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS

Net income (loss)	$(2,743)	$53	$(385)
Reconciliation of net cash provided by (used in) operating activities
Noncash items:
Provision (credit) for asbestos litigation claims	2,356	(7)	790
Provision for depreciation and amortization	149	145	135
Provision for impairment of fixed assets	44	31	7
Provision (credit) for deferred income taxes	14	79	(345)
Cumulative effect of accounting change	409	-	-
Other	89	91	116
Increase in receivables	(111)	(168)	(154)
(Increase) decrease in inventories	(25)	34	(70)
Increase (decrease) in accounts payable and accrued liabilities	(102)	175	452
(Increase) decrease in restricted cash - asbestos and insurance related	(7)	(5)	(164)
Change in liabilities subject to compromise	(1)	(75)	(100)
Proceeds from insurance for asbestos litigation claims, excluding
Fibreboard	5	62	380
Payments for asbestos litigation claims, excluding Fibreboard	-	-	(521)
Pension fund contribution	-	(182)	-
Other	94	145	(167)

Net cash flow from operations	$171	$378	$(26)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(162)	(220)	(422)
Investment in non-debtor subsidiaries, net of cash acquired	(4)	(5)	(5)
Proceeds from liquidation of non-debtor subsidiaries	10	-	83
Investment in non-debtor subsidiaries	-	-	(146)
Proceeds from the sale of subsidiary	-	-	50
Other	-	(5)	(7)

Net cash flow from investing	$(156)	$(230)	$(447)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (continued)

	2002	2001	2000
	(In millions of dollars)

NET CASH FLOW FROM FINANCING
Net additions to long-term credit facilities	$-	$-	$1,088
Other additions to long-term debt	-	-	7
Other reductions to long-term debt	-	-	(61)
Subject to compromise	1	(4)	(21)
Dividends paid	-	-	(12)
Other	1	-	(79)

Net cash flow from financing	$2	$(4)	$922

Net increase in cash and cash equivalents	17	144	449
Cash and cash equivalents at beginning of year	605	461	12

Cash and cash equivalents at end of year	$622	$605	$461

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items at December 31:

	2002	2001
	(In millions of dollars)

Accounts payable	$192	$195
Accrued interest payable	40	40
Accrued liabilities	41	36
Debt	2,854	2,843
Income taxes payable	235	209
Reserve for asbestos litigation claims - Owens Corning	3,564	2,197
Reserve for asbestos-related claims - Fibreboard	2,310	1,284

Total consolidated	9,236	6,804
Payables to non-Debtors	727	761

Total Debtor	$9,963	$7,565

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Income Statements consist of the following for the years ended December 31:

	2002	2001	2000
	(In millions of dollars)

Accelerated amortization of debt issuance costs	-	-	$30
Professional fees	70	60	6
Payroll and compensation	24	29	9
Interest income	(22)	(17)	(5)
(Gain)/loss on settlement of claims	13	1	(22)
Other, net	11	14	6

Total	$96	$87	$24

2.     SEGMENT DATA

During 2002, the Company realigned its internal operating segments. Following this realignment, the Company reviewed its segments in accordance with SFAS No. 131 and concluded that the aggregation of its operating segments into two reportable segments is still appropriate; however, certain components within the segments have changed. Net sales and income from operations have been restated for all periods presented to reflect this change. Accounting policies for the segments are the same as those for the Company.

The Company has reported financial and descriptive information about each of the Company’s two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

The Company’s two reportable segments are defined as follows:

Building Materials Systems
Production and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts; foam insulation; roofing shingles; vinyl and metal siding and accessories; windows and doors; cast stone building products; and branded housewrap.

Composite Solutions
Production and sale of glass fiber mat and asphalt materials; long-fiber reinforced thermoplastic compounds, glass fiber rovings and veils, tailored Composite Solutions for the building construction, transportation and telecommunications/electronics markets, and composite manufacturing services.

Income (loss) from operations by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as cost of borrowed funds, general corporate expenses or income, and certain expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in income (loss) from operations for the Company’s reportable segments. Reference is made to the reconciliation of reportable segment income from operations to consolidated income before income taxes below for additional information about such items.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

Total assets by reportable segment are those assets that are used in the Company’s operations in each segment and do not include general corporate assets. General corporate assets consist primarily of cash and cash equivalents, deferred taxes, asbestos-related assets, and corporate property and equipment. Reference is made to the reconciliation of reportable segment assets to consolidated total assets below for additional information about such items.

External customer sales by geographic region are attributed based upon the location from which the product is shipped. Long-lived assets by geographic region are attributed based upon the location of the assets and include net plant and equipment.

NET SALES	2002	2001	2000
	(In millions of dollars)
Reportable Segments

Building Materials Systems
United States	$3,378	$3,233	$3,243
Europe	2	6	90
Canada and other	193	179	188

Total Building Materials Systems	3,573	3,418	3,521

Composite Solutions
United States	832	829	895
Europe	304	336	340
Canada and other	163	179	184

Total Composite Solutions	1,299	1,344	1,419

Total reportable segments	$4,872	$4,762	$4,940

External Customer Sales by Geographic Region

United States	$4,210	$4,062	$4,138
Europe	306	342	430
Canada and other	356	358	372

Net sales	$4,872	$4,762	$4,940

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

INCOME (LOSS) FROM OPERATIONS	2002	2001	2000
	(In millions of dollars)
Reportable Segments

Building Materials Systems
United States	$247	$199	$284
Europe	(1)	-	2
Canada and other	27	14	31

Total Building Materials Systems	273	213	317

Composite Solutions
United States	12	104	107
Europe	22	46	15
Canada and other	26	22	22

Total Composite Solutions	60	172	144

Total reportable segments	$333	$385	$461

Geographic Regions

United States	$259	$304	$391
Europe	21	45	17
Canada and other	53	36	53

Total reportable segments	$333	$385	$461

Reconciliation to Consolidated Income (Loss) Before
Income Tax Expense (Benefit)

Restructuring and other charges (Note 5)	(166)	(140)	(229)
Chapter 11 related reorganization items (Note 1)	(96)	(87)	(24)
Provision for asbestos litigation claims (Note 19)	(2,351)	7	(790)
General corporate expense	(33)	(49)	(49)
Cost of borrowed funds	(16)	(16)	(155)
Other	-	2	(5)

Consolidated Income (Loss) Before Income Tax Expense
(Benefit)	$(2,329)	$102	$(791)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.     SEGMENT DATA (continued)

	December 31,
TOTAL ASSETS	2002	2001
	(In millions of dollars)
Reportable Segments

Building Materials Systems
United States	$1,476	$1,984
Europe	7	5
Canada and other	165	163

Total Building Materials Systems	1,648	2,152

Composite Solutions
United States	580	627
Europe	317	198
Canada and other	296	236

Total Composite Solutions	1,193	1,061

Total Reportable Segments	$2,841	$3,213

Reconciliation to Consolidated Total Assets

Restricted cash - asbestos and insurance related	165	169
Insurance for asbestos litigation claims	4	4
Deferred income taxes	1,356	1,188
Income tax receivable	4	5
Cash and cash equivalents	875	764
Restricted cash, securities and other - Fibreboard	1,365	1,284
Investments in affiliates	51	48
LIFO inventory valuation adjustment	(88)	(91)
Corporate fixed assets and other assets	347	457

Consolidated Total Assets	$6,920	$7,041

LONG-LIVED ASSETS BY GEOGRAPHIC REGION

United States	$1,382	$1,448
Europe	209	152
Canada and other	296	243

Total Long-Lived Assets	$1,887	$1,843

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.     SEGMENT DATA (continued)

PROVISION FOR DEPRECIATION AND
AMORTIZATION	2002	2001	2000
	(In millions of dollars)
Reportable Segments

Building Materials Systems
United States	$90	$93	$85
Europe	-	-	17
Canada and other	9	10	10

Total Building Materials Systems	99	103	112

Composite Solutions
United States	28	25	23
Europe	18	20	20
Canada and other	23	19	9

Total Composite Solutions	69	64	52

Total reportable segments	$168	$167	$164

Geographic Regions

United States	$118	$118	$108
Europe	18	20	37
Canada and other	32	29	19

Total reportable segments	$168	$167	$164

Reconciliation to Consolidated Provision for
Depreciation and Amortization

General Corporate Depreciation and Amortization	37	30	21

Consolidated Provision for Depreciation and
Amortization	$205	$197	$185

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.     SEGMENT DATA (continued)

ADDITIONS TO PLANT AND EQUIPMENT	2002	2001	2000
	(In millions of dollars)
Reportable Segments

Building Materials Systems
United States	$102	$134	$169
Europe	-	-	5
Canada and other	15	6	5

Total Building Materials Systems	117	140	179

Composite Solutions
United States	29	61	146
Europe	69	26	66
Canada and other	4	12	59

Total Composite Solutions	102	99	271

Total Reportable Segments	$219	$239	$450

Geographic Regions

United States	$131	$195	$315
Europe	69	26	71
Canada and other	19	18	64

Total Reportable Segments	$219	$239	$450

Reconciliation to Consolidated Additions to Plant and
Equipment

General Corporate Additions	29	31	26

Consolidated Additions to Plant and Equipment	$248	$270	$476

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.     LONG-TERM DEBT

	2002	2001
	(In millions of dollars)
Long-Term Debt:
Guaranteed debentures due in 2001, 10%	$42	$42
Term loan due 2009, 3 month LIBOR plus 1.5% (Note 6)	33	-
Term loan due 2009, 10% (Note 6)	24	-
Asian credit facility due in 2003, variable interest rate ranging from
LIBOR plus 0.6% to LIBOR plus 2.5%	22	22
Redeemable convertible debentures due 2010, 12.25% (Note 6)	7	-
Other long-term debt due through 2008, at rates from 7.24% to 11.45%	8	7

	136	71
Less - current portion	(65)	(66)

Total long-term debt	$71	$5

Long-Term Debt Subject to Compromise:
U.S. credit facility due in 2002, variable	$1,451	$1,469
Debentures due in 2018, 7.5%	400	400
Debentures due in 2005, 7.5%	300	300
Debentures due in 2009, 7.0%	250	250
Debentures due in 2008, 7.7%	250	250
Bonds due in 2000, 7.25%, payable in Deutsche marks (Note 18)	60	60
Debentures due in 2002, 8.875%	40	40
Debentures due in 2012, 9.375%	7	7
Other long-term debt due through 2012, at rates from 6.25% to 13.80%	92	62

Total long-term debt subject to compromise	$2,850	$2,838

Due to the Filing (see Note 1), pre-petition long-term debt of the Debtors has been reclassified to the caption Subject to Compromise in the above table and on the Consolidated Balance Sheet. From the Petition Date through December 31, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $362 million, of which $140 million, $171 million and $51 million relates to 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the amounts shown under the caption “Long-Term Debt” in the table above represent long-term debt of non-Debtor subsidiaries.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. The interest rate applicable is a floating rate varying from 0.75% to 2.00%, based upon the average daily outstanding balance, plus LIBOR. The facility had a commitment fee on unused portions of 0.375% at December 31, 2002 and 2001. The amount available under the facility depends on a borrowing base of qualifying receivables and inventory of the Debtors, which did not reduce the amount available at December 31, 2002. While the Company had no outstanding borrowings from the facility at year-end 2002 or 2001, approximately $62 million and $40 million, respectively, of this facility was utilized at such times for standby letters of credit and similar uses. Consequently, $188 million was available under this facility at December 31, 2002. This facility has super priority in the bankruptcy proceeding.

The Asian credit facility is payable in U.S. dollars and had a rate of interest at December 31, 2002 and 2001, of 1.98% and 2.53%, respectively. As a result of the Filing, the Company violated a non-financial covenant of this facility and it is considered callable at the discretion of the financial institution.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.     LONG-TERM DEBT (continued)

Consequently, the liability has been reflected as current at December 31, 2002 and 2001. Subsequent to December 31, 2002, the Company reached an agreement with the financial institution to restructure this facility. In exchange for an allowed guarantee claim against the Debtors of the full amount of the facility, the financial institution agreed to reduce the debt of the responsible subsidiary by approximately $4 million, and extend the term of the facility.

After the Filing, the Company discontinued debt payments to its non-Debtor subsidiary responsible for the $42 million in guaranteed debentures due 2001. As this subsidiary has no assets other than this intercompany receivable, it was unable to make required payments and is in default. At December 31, 2002 and 2001, this instrument was classified as a current liability.

The agreements relating to the facilities described above contain restrictive covenants, including requirements for minimum earnings before income taxes, depreciation and amortization and limitations on additional borrowings, among other restrictions. The agreements include a provision that would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company. A material adverse change in the Company’s business, assets, liabilities, financial condition or results of operations constitutes default under the agreements.

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2002 and thereafter are:

Year	(In millions of dollars)

2003	$65
2004	21
2005	9
2006	8
2007	12
thereafter	21

4.     SHORT-TERM DEBT

	2002	2001
Short-Term Debt:	(In millions of dollars)

Balance outstanding at December 31	$40	$43
Weighted average interest rates on short-term debt
outstanding at December 31	7.3%	7.2%

	2002	2001
Short-Term Debt Subject to Compromise:	(In millions of dollars)

Balance outstanding at December 31	$4	$5

The Company had no unused short-term lines of credit at December 31, 2002 and $6 million at December 31, 2001.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.     RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

2002 Charges

As a result of a comprehensive strategic review and actions taken, the Company recorded approximately $166 million in pretax charges during 2002, comprised of a $61 million pretax restructure charge and $105 million of pretax other charges. The Company recorded $113 million in the fourth quarter of 2002, $44 million in the third quarter, $(3) million in the second quarter and $12 million in the first quarter.

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of approximately 830 positions due to plant closures in the U.S. and U.K. and $18 million of severance costs associated with the elimination of approximately 349 other positions, primarily impacting administrative personnel. As of December 31, 2002, approximately 1,142 of these positions were actually eliminated. As of December 31, 2002, approximately $11 million has been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities.

The $105 million in other pretax charges was recorded as a $110 million charge to cost of sales and a credit of $5 million to other operating expenses. The $110 million charge to cost of sales includes: (1) charges of $66 million to write-down assets to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions, $28 million in the Composite Solutions segment, primarily as the result of a plant closure, and $38 million in the Building Materials segment, primarily as the result of plans to sell certain facilities; (2) a $19 million charge for inventory made obsolete by changes in the Company’s manufacturing and marketing processes; (3) a charge of $6 million associated with the Company’s previously announced plan to realign its Newark, OH manufacturing facility; and (4) $19 million of other restructure charges.

2001 Charges

The Company spent a significant amount of time reviewing its cost structures in 2001 as a response to the impact of the weaker economy. This review led the Company to record approximately $140 million in pretax charges during 2001, comprised of a $26 million pretax restructure charge and $114 of pretax other charges. The $114 million of pretax other charges was accounted for as a $79 million pretax charge to cost of sales and a $35 million pretax charge to other operating expense. The Company recorded $46 million in the fourth quarter, $35 million in the third quarter, $17 million in the second quarter and $42 million in the first quarter.

The $26 million restructure charge represents $21 million of severance costs associated with the elimination of approximately 460 positions, primarily in the United States and the United Kingdom The primary groups impacted included manufacturing and administrative personnel. As of December 31, 2002, approximately $20 million has been paid and charged against the reserve. The remaining $5 million restructure charge represents a non-cash asset write-down to fair value and exit cost liabilities.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.     RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

The $114 million of pretax other charges included: (1) $39 million of asset impairments mainly associated with the Building Materials segment to write-down assets to net estimated fair value on a held in use basis in certain manufacturing facilities due to changes in the Company’s manufacturing and marketing strategies; (2) $29 million in costs associated with the Company’s plan to realign its Newark, OH manufacturing facility; (3) a charge of $6 million to write-down inventory to reflect updated estimates of the net realizable value due to changes in the Company’s manufacturing and marketing strategies; (4) a $2 million pretax loss from the sale of the Company’s investment in its Pipe joint ventures and subsidiaries; (5) a charge of $4 million to write-down the Company’s investment and related assets in Alcopor Owens Corning to net realizable value; and (6) various other charges totaling $34 million.

2000 Charges

During 2000, the Company recorded pretax charges of $229 million for restructuring and other activities as a result of its reassessment of business strategies with respect to investments in certain ventures, facilities and overhead expenditures. The $229 million pretax charge was comprised of a $32 million charge associated with the restructuring of the Company’s business segments and $197 million of other charges, the majority of which represented impairments of long-lived assets. In addition, the Company recorded a $6 million pretax credit to minority interest resulting from charges related to a majority-owned consolidated subsidiary. The components of the $32 million restructuring charge included $16 million for personnel reductions, $10 million for the divestiture of non-strategic businesses and facilities, and $6 million for asset impairments associated with the planned closing of two lines at our Newark, Ohio manufacturing facility. This represented the first phase of the Company’s plan to realign operations at the Newark facility.

The $197 million of other charges was comprised of $95 million of asset impairments, a $6 million charge for a settlement loss associated with one of the Company’s U.S. pension plans, and $96 million of charges focused on improving business operations and was accounted for as a $77 million charge to cost of sales, a $114 million charge to other operating expenses and a $6 million charge to marketing and administrative expenses. The $95 million of asset impairments included: (1) $54 million to write-down the Company’s investment and related assets in Alcopor Owens Corning, a building materials joint venture in Europe, to estimated fair value on a held for sale basis; (2) $12 million to write-down the Company’s investment in a venture in South Africa, on a held-in-use basis based upon management’s analysis of current and expected future financial results and constraints on the Company’s ability to fund future significant capital investments in this entity as a consequence of the bankruptcy filing. This $12 million charge was offset by a $6 million credit to record the minority owner’s share, recorded in the minority interest line on the Consolidated Statement of Income (Loss); (3) $8 million to write-down to fair value the investments in the Company’s Pipe joint ventures and subsidiaries on a held for sale basis; (4) $10 million to write-down the equity investment in ImproveNet, due to a significant decrease inmarket value which management believes is other than temporary; and (5) $11 million associated with asset impairments within our Cultured Stone and other businesses.

The $96 million charge consisted of $43 million to write-down inventory made obsolete by changes in the Company’s manufacturing and marketing strategies; $19 million to write-down equipment and receivables; $15 million to increase warranty reserves due to general changes in estimates associated with these reserves; and various other charges totaling $19 million recorded as other operating expenses. As of December 31, 2002, approximately $15 million has been paid and charged against the reserve for personnel reductions and approximately $3 million has been charged against exit cost liabilities.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.     RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

The following table summarizes the status of the liabilities from the 2002, 2001 and 2000 restructure programs described above, including cumulative spending and adjustments and the remaining balance as of December 31, 2002:

		Facility and
	Personnel	Business Exit
(In millions of dollars)	Costs	Costs	Total
Charges to expense	$16	$4	$20
Payments	4	1	5

Balance at December 31, 2000	12	3	15
Charges to expense	21	-	21
Payments	24	3	27

Balance at December 31, 2001	9	-	9
Charges to expense	35	2	37
Payments	16	1	17

Balance at December 31, 2002	$28	$1	$29

During 1997 and 1998, the Company implemented a restructuring program related to closing manufacturing locations and reducing overhead. As of December 31, 2002, approximately $15 million in reserves remain and are primarily related to ongoing personnel severance costs.

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

6.     ACQUISITIONS AND DIVESTITURES OF BUSINESSES

Acquisition

In June 2002, the Company received Bankruptcy Court approval to consummate the restructuring of the Company’s Indian joint venture, Owens-Corning (India) Limited (“OCIL”), a producer of composite material. As part of the restructuring, the Company, through its wholly-owned subsidiary, IPM Inc., contributed approximately $3 million of cash into OCIL and the Company agreed to allow a guarantee claim in the amount of approximately $19 million in its Chapter 11 proceedings in respect of OCIL’s junior debt. In addition, OCIL’s senior debt maturities were extended, and its junior debt was converted to approximately $7 million of redeemable convertible debentures. Through these restructuring efforts the Company’s ownership interest in OCIL increased from approximately 50% to approximately 60%. The Company consolidated OCIL on July 1, 2002 when the restructuring was consummated by all of the parties to the restructuring and approved by the Indian Government, at which time the allowed claim of approximately $19 million was added to Liabilities Subject to Compromise. The Company accounted for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed, including approximately $57 million of senior debt (consisting of approximately $33 million of debentures due in 2009 at a variable interest rate and approximately $24 million of debentures due in 2009

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.     ACQUISITIONS AND DIVESTITURES OF BUSINESSES (continued)

at a fixed interest rate of 10%), approximately $7 million of redeemable convertible debentures due in 2010, and approximately $4 million of other debt, were recorded at their fair values and the Company began consolidating this subsidiary on July 1, 2002. The $19 million allowed claim was recorded at its estimated fair value of approximately $6 million as an additional investment in OCIL and the difference of approximately $13 million was recorded as reorganization expense in the Company’s consolidated statement of income (loss). Prior to July 1, 2002, the Company accounted for this joint venture under the equity method. The proforma effect of this acquisition on revenues and earnings was not material.

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

During the second quarter of 2000, the Company completed the sale of its European Building Materials business to Alcopor Owens Corning, in which the Company had a 40% interest. Proceeds from the sale, net of the Company’s $34 million cash infusion into the joint venture, were $177 million. In connection with this transaction, the joint venture assumed $62 million of debt from Owens Corning and the Company incurred fees of approximately $6 million, resulting in net cash proceeds of approximately $109 million. A pretax gain of approximately $5 million, including a $54 million write-off of goodwill, was realized from the sale. During the fourth quarter of 2000, the Company reduced its investment in Alcopor Owens Corning to estimated net realizable value. See Note 5 to the Consolidated Financial Statements.

The results of operations of the European Building Materials business are reflected in the Company’s Consolidated Statement of Income (Loss) through the period ending May 31, 2000. For the five months ended May 31, 2000, the European Building Materials business generated sales of approximately $79 million, and income from operations of approximately $3 million. Effective May 31, 2000, the Company accounted for its ownership interest in Alcopor Owens Corning under the equity method.

During the first quarter of 2000, the Company completed the sale of the assets of Falcon Foam, a producer of foam insulation in Michigan and California. Net proceeds from the sale were $50 million and resulted in a pretax loss of approximately $5 million, including a $32 million write-off of goodwill.

7.     CONVERTIBLE MONTHLY INCOME PREFERRED SECURITITIES

In 1995, Owens Corning Capital, LLC (“OC Capital”), a Delaware limited liability company in which Owens Corning indirectly owns all of the common limited liability company interests (the “Common Securities”), completed a private offering of 4 million shares of 6-1/2% Convertible Monthly Income Preferred Securities (“Preferred Securities”). The aggregate purchase price for the offering was $200 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.     CONVERTIBLE MONTHLY INCOME PREFERRED SECURITITIES (continued)

The only asset of OC Capital is $253 million of 6-1/2% Convertible Subordinated Debentures due 2025 of Owens Corning (the “Debentures”), which were issued in exchange for the proceeds of the Preferred Securities and the Common Securities.

As a result of the Filing (see Note 1), Owens Corning is no longer making interest payments to OC Capital on the Debentures. As a result, OC Capital no longer has funds available to pay distributions on the Preferred Securities and stopped paying such distributions in October 2000.

Distributions of $10 million ($6 million after-tax) for 2000 have been recorded net of tax as minority interest on the Company’s Consolidated Statement of Income (Loss).

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

Employees become eligible to participate in the health care plans upon retirement under the Company’s pension plans if they have accumulated 10 years of service after age 45. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

In accordance with Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the following tables provide a reconciliation of the changes in the accumulated postretirement benefits obligation and the accrued benefits cost liability at December 31, 2002 and 2001:

	2002	2001
	(In millions of dollars)

Change in Accumulated Postretirement Benefit Obligation

Benefits obligation at beginning of period	$477	$374
Service cost	14	8
Interest cost	33	28
Amendments	-	5
Actuarial loss	5	91
Currency (gain) loss	1	(1)
Benefits paid	(27)	(28)

Benefits obligation at end of period	$503	$477

Funded status	$(503)	$(477)
Unrecognized net actuarial loss	135	142
Benefit payments net of additional accruals subsequent to
October 31, 2002 and 2001 valuation dates	5	7

Accrued benefit cost (includes current liabilities of $26 million and
$25 million in 2002 and 2001, respectively)	$(363)	$(328)

Weighted-average assumptions as of December 31
Discount rate	6.75%	7.0%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.     POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following table presents the components of net periodic benefits cost during 2002, 2001 and 2000:

Components of net periodic benefit cost	2002	2001	2000

Service cost	$14	$8	$7
Interest cost	33	28	24
Amortization of prior service cost	11	-	-

Net periodic benefit cost	$58	$36	$31

For measurement purposes, a 7 – 13% annual rate of increase in the per capita cost of covered health care claims was assumed for 2003, varying by plan. The assumed rate decreases to 5 – 6% by 2006. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one-percentage point change in the assumed health care cost trend rate would have the following effects as of October 31, 2002 and 2001:

	2002		2001
	1-Percentage Point		1-Percentage Point
	Increase	Decrease	Increase	Decrease
	(In millions of dollars)
Effect on total of service and
interest cost components	$6	$(6)	$4	$(4)
Effect on accumulated
postretirement benefit obligation	50	(43)	47	(40)

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers’ compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits cost liabilities at October 31, 2002 and 2001, as reflected on the balance sheet at December 31, 2002 and 2001, were $35 million and $33 million, respectively, including current liabilities of $4 million in both years. The net postemployment benefits expense was approximately $8 million in 2002 and $4 million in both 2001 and 2000.

9.     PENSION PLANS

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are generally based on an employee’s pay and number of years of service. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. Plan assets consist primarily of equity securities with the balance in fixed income investments. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.     PENSION PLANS (continued)

In accordance with Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the following tables provide a reconciliation of the changes in the projected pension benefits obligation, the changes in the pension plan assets, and the net pension liability at October 31, 2002 and 2001, as reflected on the consolidated balance sheet at December 31, 2002 and 2001:

Change in Projected Pension Benefit Obligation	2002	2001
	(In millions of dollars)

Benefits obligation at beginning of period	$1,157	$979
Service cost	14	15
Interest cost	75	70
Amendments	-	7
Impact of curtailment	-	-
Impact of foreign currency translation	21	(2)
Actuarial loss	66	217
Acquisitions	1	-
Employee contributions	-	1
Benefits paid	(128)	(130)

Benefits obligation at end of period	$1,206	$1,157

Benefits paid during 2002 and 2001 include payments resulting from the Company’s restructuring program and the sale of certain businesses (see Notes 5 and 6).

Change in Pension Plan Assets	2002	2001
	(In millions of dollars)

Fair value of plan assets at beginning of period	$858	$936
Actual return on plan assets	(53)	(129)
Impact of foreign currency translation	15	(3)
Employer contributions	17	182
Acquisitions	1	-
Benefits paid	(127)	(128)

Fair value of plan assets at end of period	$711	$858

Funded status	$(495)	$(299)
Contributions subsequent to valuation date	-	14
Unrecognized net transition asset	(7)	(12)
Unrecognized net actuarial loss	636	457
Unrecognized prior service cost	30	30

Prepaid benefit cost	$164	$190

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.     PENSION PLANS (continued)

Amounts Recognized in the Consolidated Balance Sheet	2002	2001
	(In millions of dollars)

Prepaid benefit cost	$56	$71
Accrued benefit liability (includes no current liabilities in 2002
and $3 million in 2001)	(500)	(294)
Intangible asset	28	28
Accumulated other comprehensive loss	337	230
Deferred tax asset	243	155

Net amount recognized	$164	$190

The combination of a decline in asset value, noted above, and decreases in the discount rate and expected return on plan assets, noted below, caused a significant other comprehensive loss in 2002. The combination of a decline in asset value, and a decrease in the discount rate, caused a significant other comprehensive loss in 2001.

Weighted-average assumptions as of December 31	2002	2001

Discount rate	6.75%	7.00%
Expected return on plan assets	8.00%	9.00%
Rate of compensation increase	5.00%	5.50%

The following table presents the components of net periodic pension cost during 2002, 2001 and 2000:

Components of Net Periodic Pension Cost	2002	2001	2000
	(In millions of dollars)

Service cost	$14	$15	$18
Interest cost	75	70	64
Expected return on plan assets	(80)	(73)	(73)
Amortization of transition amount	(4)	(5)	(5)
Amortization of prior service cost	-	-	(2)
Amortization of net actuarial loss	23	1	1
Curtailment/settlement (gain) loss	2	7	9

Net periodic benefit cost	$30	$15	$12

Certain of the Company’s pension plans have an accumulated benefit obligation (“ABO”) in excess of the fair value of plan assets. The ABO and fair value of plan assets for such plans are $1,115 million and $624 million, respectively, at October 31, 2002, and $1,046 million and $761 million, respectively, at October 31, 2001.

Certain of the Company’s pension plans are not funded. The portion of the total projected benefit obligation attributable to unfunded plans is approximately $7 million and $12 million at October 31, 2002 and 2001, respectively.

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions reflect a matching of a percentage of employee savings up to a maximum savings level and certain profit-sharing awards. The Company recognized expense of $34 million in 2002, $31 million in 2001, and $26 million in 2000 for contributions to these plans.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.     INCOME TAXES

	2002	2001	2000
	(In millions of dollars)

Income (loss) before income tax expense (benefit):

U.S.	$(2,422)	$24	$(849)
Foreign	93	78	58

Total	$(2,329)	$102	$(791)

Income tax expense (benefit):
Current
U.S.	$(143)	$25	$7
State and local	(22)	(32)	(1)
Foreign	28	17	31

Total current	(137)	10	37

Deferred
U.S.	138	(3)	(330)
State and local	21	36	(23)
Foreign	9	14	4

Total deferred	168	47	(349)

Total income tax expense (benefit)	$31	$57	$(312)

The reconciliation between the U.S. federal statutory rate and the Company’s effective income tax rate is:

	2002	2001	2000

U.S. federal statutory rate	(35)%	35%	(35)%
State and local income taxes, net of federal tax
benefit	(4)	4	(4)
Foreign tax rate differential	-	-	1
Change in valuation allowance	39	-	-
Adjustment to estimated liability for tax claims	1	9	-
Other, net	-	7	(2)

Effective tax rate	1%	55%	(40)%

As of December 31, 2002, the Company has not provided for withholding or U.S. federal income taxes on approximately $407 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $124 million of deferred income taxes would have been provided.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.     INCOME TAXES (continued)

At December 31, 2002, the Company had net operating loss carryforwards for certain of its foreign subsidiaries and certain of its state tax jurisdictions, the tax benefit of which is approximately $384 million. The following table details the expiration periods of the $384 million net operating loss carryforwards:

Period	Carryforwards

2003-2007	$ 27
2008-2012	39
2013-2017	24
2018-2022	248
Indefinite	46

Total deferred taxes	$ 384

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002		2001
		Deferred		Deferred
	Deferred	Tax	Deferred	Tax
	Tax Assets	Liabilities	Tax Assets	Liabilities
	(In millions of dollars)

Asbestos litigation claims	$1,843	$-	$876	$-
Other employee benefits	167	-	152	-
Pension plans	243	51	155	61
Depreciation	1	361	-	303
Operating loss carryforwards	384	-	325	-
State and local taxes	-	57	-	58
Other	552	367	521	338

Subtotal	3,190	836	2,029	760
Valuation allowances	(998)	-	(81)	-

Total deferred taxes	$2,192	$836	$1,948	$760

In 2002, the Company increased its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (see Note 19 to the Consolidated Financial Statements). In connection with such charges, management evaluated the amount of deferred tax assets attributable to such charges and also assessed the likelihood of realization of such deferred tax assets in light of the Company’s financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that a valuation allowance was required for the full amount of such attributable deferred tax assets. As a result, no tax benefit was recorded in connection with the asbestos-related charges .

Management fully expects to realize its net deferred tax assets through income from future operations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.     ACCOUNTS RECEIVABLE SECURITIZATION

In 2002, 2001 and 2000, the Company sold certain accounts receivable of certain European operations. At December 31, 2002 and 2001, $10 million and $22 million, respectively, had been sold and reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold. Discounts on receivables sold of $1 million for both of the years ended December 31, 2002 and 2001, and $8 million for the year ended December 31, 2000, were recorded as other expenses on the Company’s Consolidated Statement of Income (Loss).

12.     INVENTORIES

Inventories are summarized as follows:

	2002	2001
	(In millions of dollars)

Finished goods	$385	$378
Materials and supplies	149	150

FIFO inventory	534	528
Excess of FIFO over LIFO	(88)	(91)

Total inventories	$446	$437

Approximately $150 million and approximately $120 million of total inventories were valued using the LIFO method at December 31, 2002 and 2001, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.     INVESTMENTS IN AFFILIATES

At December 31, 2002 and 2001, the Company’s affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, include:

		Percent Ownership
		2002	2001

	Advanced Glassfiber Yarns, LLC (U. S.)	49%	49%
	Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
	Automotive Composite Solutions (International)	26%	26%
	Fiberteq LLC (U. S.)	50%	50%
	Owens Corning Energy LLC (U. S.)	50%	50%
(a)	Owens Corning (India) Limited (India)	60%	50%
(b)	Owens Corning South Africa (Pty) Ltd.	46%	51%
	Owens Corning Yapi Merkezi Boru Sanayi VeTicaret A.S. (Turkey)	-	50%
	Stamax B.V. (Netherlands)	50%	50%
	Stamax NA LLC (U. S.)	50%	50%
(c)	Vitro-Fibras, S.A. (Mexico)	40%	40%

(a)	During 2002, the Company increased its ownership interest in Owens Corning (India) Limited (India) to 60% and began consolidating this subsidiary (see Note 6).

(b)	As of January 1, 2002, the Company's ownership interest in Owens Corning South Africa (Pty) Ltd. was diluted due to an additional investment by other investors and the affiliate was deconsolidated from the financial statements.

(c)	Although the Company's ownership interest in Vitro-Fibras, S.A is 40% as of December 31, 2002, this investment is accounted for using the cost method because the Company determined that it does not have significant influence in this affiliate.

The following table provides summarized financial information on a combined 100% basis for the Company's affiliates accounted for under the equity method:

	2002	2001	2000
	(In millions of dollars)
At December 31:
Current assets	$111	$114	$266
Noncurrent assets	309	528	827
Current liabilities	445	98	188
Noncurrent liabilities	65	457	706
For the year ended December 31:
Net sales	297	369	699
Gross margin	60	116	172
Net income (loss)	(213)	18	22

The Company’s equity in undistributed earnings of affiliates was $3 million at December 31, 2002.

During 2002, the Company’s joint venture affiliate, Advanced Glassfiber Yarns, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Owens Corning’s investment in this affiliate was written off during 2002, the effect of which was approximately a $1 million loss recorded in the Consolidated Statement of Income (Loss). The net loss generated during 2002 by this affiliate was responsible for a majority of the net loss reflected above.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2002	2001
	(In millions of dollars)

Accounts payable	$309	$362
Payroll and vacation pay	120	144
Payroll, property, and miscellaneous taxes	37	46
Other employee benefits liability (Note 8)	30	30
Restructure costs (Note 5)	58	16
Other	202	142

Total	$756	$740

15.     CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments (refunds) for income taxes and cost of borrowed funds are summarized as follows:

	2002	2001	2000
	(In millions of dollars)

Income taxes	$27	$(22)	$(26)
Cost of borrowed funds (Note 3)	7	8	154

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

As a result of the Filing (see Note 1), contractual interest expense has not been paid on pre-petition debt of the Debtors since the Petition Date.

During the year ended December 31, 2000, gross payments for asbestos litigation claims filed against Fibreboard were approximately $820 million, all of which were paid/reimbursed by Fibreboard’s insurers or the Fibreboard Settlement Trust.

16.     LEASES

The Company leases certain equipment and facilities under operating leases, some of which include cost-escalation clauses, expiring on various dates through 2020. Total rental expense charged to operations was $104 million in 2002, $124 million in 2001, and $185 million in 2000. At December 31, 2002, the minimum future rental commitments under noncancellable leases with initial maturities greater than one year payable over the remaining lives of the leases are:

Minimum Future
Period	Rental Commitments
(In millions of dollars)

2003	$107
2004	73
2005	59
2006	46
2007	42
2008 through 2020	100

$427

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.     LEASES (continued)

Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be accepted or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 4, 2003, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the Debtors may take action to obtain a court determination that the applicable facility is owned rather than leased.

17.     STOCK COMPENSATION PLANS

During 2002, the Company had two stock-based compensation plans applicable to employees. The Company’s stockholder approved Stock Performance Incentive Plan (“SPIP”) authorized grants of stock options, restricted stock, performance restricted stock and phantom performance units. Effective May 2002, the SPIP expired as to new grants, but outstanding awards continue according to their terms. The Owens Corning 1995 Stock Plan (“95 Stock Plan”) authorizes grants of options, restricted stock and performance stock awards (collectively, the 95 Stock Plan and the SPIP are referred to as the “Employee Plans”). The 95 Stock Plan permits up to 1% of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, for the 95 Stock Plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year’s allocation (determined by using 25% of the current year’s allocation). These shares are also subject to the 25% limit for restricted stock awards. At December 31, 2002, the maximum number of shares available under the 95 Stock Plan for stock awards was 770,411 shares. The following are descriptions of the awards granted under the Employee Plans:

         Stock Options

The exercise price of each option awarded under the Employee Plans equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the compensation committee of the Board of Directors. No stock options were awarded in 2002 or 2001. During 2000, stock options covering 1,531,244 shares were awarded under the Employee Plans.

         Restricted Stock Awards

Compensation expense for restricted stock awards is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions lapse, subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2006. At December 31, 2002, the Company had 96,088 shares of restricted stock outstanding. There were no restricted stock grants in 2002 or 2001. During 2000, 11,000 shares of restricted stock were granted. The weighted-average grant-date fair value for shares granted was $15.37 for 2000.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.     STOCK COMPENSATION PLANS (continued)

         Performance Restricted Stock Awards

Performance restricted stock awards represent the opportunity to earn up to a specified number of shares of the Company’s common stock, if the Company achieves specified performance goals during the designated performance period. Any portion of the award not earned during the performance period is forfeited by the holder at the end of such period. Compensation expense is measured based on market price of the Company’s common stock and is recognized over the performance period, which is generally three years. At December 31, 2002, the Company had no performance restricted stock awards outstanding and none were granted during 2002, 2001 or 2000.

         Phantom Performance Units

Phantom performance units provide the holder the opportunity to earn a cash award equal to the fair market value of the Company’s common stock upon the attainment of certain performance goals. Any portion of the award not earned during the performance period is forfeited by the holder at the end of such period. Compensation expense is measured based on the market price of the Company’s common stock and is recognized over the performance period, which is generally three years. At December 31, 2002, the Company had no performance units outstanding and none were granted during 2002, 2001 or 2000.

         Performance Stock Awards

Performance stock awards provide the holder the opportunity to earn unrestricted stock based upon achievement of specified goals within a designated performance period. Compensation cost for these awards is accrued over the performance period based upon a base compensation level and the performance level achieved. Stock awards are issued in the year subsequent to the performance period. No performance stock awards were issued in 2002 or 2001. In 2000, 638,541 shares were issued to employees.

The Company also has a plan to award stock and stock options to non-employee directors. The receipt of the stock awards may be deferred at the discretion of the directors. Approximately 452,157 shares were available under this plan at December 31, 2002. As of December 31, 2002, 24,259 deferred awards were outstanding. No options were issued in 2002, 2001 or 2000. In 2002, no stock awards were granted; in 2001, 4,500 stock awards were granted and issued; in 2000, 5,000 stock awards were granted, 1,000 of which were issued. The weighted-average grant-date fair value for shares granted in 2001 and 2000 was $2.24 and $17.97, respectively.

The Company applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure An Amendment of FAS No. 123” (“SFAS 148”), for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123 and SFAS 148. All stock options issued by the Company are exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost has been recognized for any of the options granted under the Employee Plans. The compensation cost that has been recorded for awards other than options was $2 million in 2002, less than $1 million in 2001, and $1 million in 2000.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.     STOCK COMPENSATION PLANS (continued)

A summary of the status of the Company’s plans that issue options as of December 31, 2002, 2001, and 2000 and changes during the years ended on those dates is presented below:

	2002		2001		2000
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	7,206,400	$33.27	8,130,529	$32.98	7,720,367	$36.29
Options granted	-	$-	-	$-	1,531,244	$15.37
Options exercised	-	$-	-	$-	(183)	$15,37
Options canceled	(716,526)	$32.20	(924,129)	$30.92	(1,120,899)	$31.68

End of year	6,489,874	$33.39	7,206,400	$33.27	8,130,529	$32.98

Exercisable	5,419,864	$35.79	5,145,431	$36.46	4,903,779	$37.42

Weighted-average
fair-value of options
granted during the
year		$-		$-		$7.03

The following table summarizes information about options outstanding at December 31, 2002:

			Options Outstanding			Options Exercisable
			Number	Weighted-Average		Number	Weighted-
Range of			Outstanding	Remaining	Exercise	Exercisable	Average
Exercise Prices			at 12/31/02	Contractual Life	Price	at 12/31/02	Exercise Price

$ 14.187	-	$ 28.437	1,850,732	5.57	$ 20.249	1,104,387	$ 23.545
$ 31.562	-	$ 34.812	1,701,282	4.30	$ 34.143	1,377,617	$ 33.986
$ 34.875	-	$ 40.500	1,445,477	2.48	$ 38.434	1,445,477	$ 38.434
$ 40.687	-	$ 44.750	1,315,145	2.95	$ 43.739	1,315,145	$ 43.739
$ 44.875	-	$ 45.500	177,238	2.98	$ 45.449	177,238	$ 45.449

The fair value of each option granted in 2000 was estimated on the date of grant using the Black-Scholes option-pricing model and the weighted-average assumptions shown below. No options were granted in 2002 and 2001.

Assumptions	2000

Risk-free interest rate	6.50%
Expected life (in years)	5
Expected volatility	40.72%
Expected dividends	0.00%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.     STOCK COMPENSATION PLANS (continued)

Had compensation cost for the Employee Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
	(In millions of dollars, except share data)

Net income (loss), as reported	$(2,809)	$39	$(478)
Less - total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(4)	(6)	(9)

Pro forma net income	$(2,813)	$33	$(487)

Basic net income (loss) per share
As reported	$(51.02)	$0.72	$(8.71)
Pro Forma	$(51.09)	$0.60	$(8.88)

Diluted net income (loss) per share
As reported	$(51.02)	$0.66	$(8.71)
Pro Forma	$(51.09)	$0.55	$(8.88)

The following table reconciles the net income (loss) and weighted average number of shares used in the basic earnings per share calculation to the net income (loss) and weighted average number of shares used to compute diluted earnings per share.

	2002	2001	2000
(In millions of dollars, except share data)

Net income (loss) used for basic and diluted
earnings per share	$ (2,809)	$ 39	$ (478)

Weighted-average number of shares outstanding
used for basic earnings per share (thousands)	55,054	55,056	54,816

Non-vested restricted shares (thousands)	-	299	-

Deferred awards (thousands)	-	24	-

Shares from assumed conversion of
preferred securities (thousands) (see Note 7)	-	4,566	-

Weighted-average number of shares outstanding and
common equivalent shares used for diluted earnings
per share (thousands)	55,054	59,945	54,816

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.     STOCK COMPENSATION PLANS (continued)

For the year ended 2002, the number of shares used in the calculation of diluted earnings per share did not include 164 thousand common equivalent shares of non-vested restricted stock, 25 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect. For the year ended 2000, the number of shares used in the calculation of diluted earnings per share did not include 468 thousand common equivalent shares of non-vested restricted stock, 52 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

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

The Company performs an ineffectiveness analysis of its financial instruments for each period based on terms of the contract and the underlying item being hedged. If at any time the derivative ceases to be highly effective, any change in fair value of the derivative is recorded as other income in the Consolidated Statement of Income (Loss).

Assets and liabilities designated as hedged items are assessed for impairment or for the need to recognize an increased obligation, respectively, according to generally accepted accounting principles that apply to those assets or liabilities. Such assessments are made after hedge accounting has been applied to the asset or liability and exclude a consideration of (1) any anticipated effects of hedge accounting and (2) the fair value of any related hedging instrument that is recognized as a separate asset or liability. The assessment for an impairment of an asset, however, includes a consideration of the losses that have been deferred in other comprehensive income as a result of a cash flow hedge of that asset.

The Company typically enters into financial instruments with terms of less than one year. As of December 31, 2002, less than $1 million of gains on financial instruments included in accumulated other comprehensive income in the Consolidated Balance Sheet will be reclassified as earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months and will necessitate reclassifying the derivative gains as earnings include actual direct-foreign-export sales or import purchases and actual purchases of natural gas.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
          INSTRUMENTS (continued)

The Company enters into various types of derivative financial instruments to manage its foreign currency exchange risk and interest rate risk, as indicated in the following table:

	Notional Amount	Notional Amount
	December 31, 2002	December 31, 2001
(In millions of dollars)

Forward currency exchange contracts	$ 59	$ 30
Interest rate swaps	41	19
Commodity future contracts	350,000 MMBTU per month for two months,	540,000 MMBTU per month for nine months
250,000 MMBTU for one month

Foreign Currency Exchange Risk and Interest Rate Risk Management

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. In the fourth quarter of 2002, the Company entered into 5 contracts that exchanged approximately 8 million British pounds sterling to euros, approximately 50 million Norwegian krone to U.S. dollars and approximately 1 million U.S. dollars to euros. As of December 31, 2002, all of these contracts were outstanding. As of December 31, 2001, the Company had 2 forward currency exchange contracts outstanding that exchanged approximately 75 million Norwegian krone and approximately 14 million euros. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as fair value hedges and changes in the fair value are recorded as other income in the Consolidated Statement of Income (Loss), the effect of which was not material during any period. The fair value of these derivatives, which is recorded as an other current asset in the Consolidated Balance Sheet was not material in any period.

The Company also enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain future sales and purchases. In the fourth quarter, the Company entered into a series of 12 monthly contracts that exchange approximately 12 million U.S. dollars to Canadian dollars, an additional 12 monthly contracts that exchange approximately 12 million euros into U.S. dollars, and a contract that exchanged approximately 4 million U.S. dollars to British pounds sterling. As of December 31, 2002, all of these contracts were outstanding. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as cash flow hedges and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of ineffectiveness, which is recorded as other income in the Consolidated Statement of Income (Loss). As of December 31, 2002, accumulated other comprehensive income (loss) related to these contracts was a loss of less than $1 million, and the ineffectiveness recorded as other income (loss) was not material. The fair value of these derivatives, which is recorded as an other current asset in the Consolidated Balance Sheet, was not material in any period.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
           INSTRUMENTS (continued)

During 2001, the Company also entered into a foreign currency exchange contract to reduce its exposure to certain U.S. dollar denominated debt instruments in China. The 2001 contract, which matured in the first quarter of 2002, exchanged approximately 83 million Chinese renminbi against approximately 10 million U.S. dollars. During the first quarter of 2002, the Company entered into a new contract that exchanged 83 million Chinese renminbi against approximately 10 million U.S. dollars. During the third quarter, the Company entered into a new contract that exchanged approximately 83 million Chinese renminbi against 10 million U.S. Dollars, which remained outstanding at December 31, 2002. These contracts effectively extended the hedge of U.S. dollar denominated debt entered into in 2001. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as fair value hedges and changes in the fair value are recorded as other income in the Consolidated Statement of Income (Loss), the effect of which was not material during any period. The fair value of these derivatives, which is recorded as an other current asset in the Consolidated Balance Sheet, was not material in any period.

During 2002 and 2001, the Company invested excess cash in South America in Brazilian certificates of deposit, treasury bonds and debentures. At the same time these investments were made, an equivalent amount of Brazilian real was swapped into U.S. dollars at a U.S. dollar interest rate with matching investment amounts and maturity dates. The purpose of these swap contracts is to reduce the impact of changes in the Brazilian real and U.S. dollar exchange rates. At December 31, 2002, there were 49 such cross-currency interest rate swap contracts outstanding at a notional amount of $41 million U.S. dollars. At December 31, 2001, there were 18 such cross-currency interest rate swap contracts outstanding at a notional amount of $19 million U.S. dollars. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts as fair value hedges and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of ineffectiveness, which is recorded as other income in the Consolidated Statement of Income (Loss), the effect of which was not material during any period. The fair value of these derivatives, which is recorded as an other current asset in the Consolidated Balance Sheet, was not material in any period.

Commodity Risk Management

During the fourth quarter of 2002, the Company entered into 3 swap agreements for 950,000 MMBTU’s of natural gas to hedge its exposure to fluctuating natural gas prices. These contracts expire during the first quarter of 2003. These contracts are accounted for as cash flow hedges and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of ineffectiveness, which is recorded as other income in the Consolidated Statement of Income (Loss). At December 31, 2002, the accumulated other comprehensive income related to the contracts was approximately $1 million and the ineffectiveness recorded as other income in the Consolidated Statement of Income (Loss) was not material. The fair value of these derivatives, which is recorded as an other current asset in the Consolidated Balance Sheet, was approximately $1 million.

During 2001, the Company entered into a swap contract for 4,860,000 MMBTU’s of natural gas to hedge its exposure to fluctuating commodity prices. The contract expired during the third quarter of 2002. At December 31, 2001, accumulated other comprehensive income (loss) related to the contract was a loss of approximately $2 million and the ineffectiveness recorded as other income (loss) in the Consolidated Statement of Income (Loss) was not material. The fair value of these derivatives, which is recorded as an other current liability in the Consolidated Balance Sheet, was a loss of approximately $2 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
          INSTRUMENTS (continued)

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 2002 and December 31, 2001, the Company was contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $6 million and $38 million, respectively. As of December 31, 2002, and December 31, 2001, approximately $4 million and $34 million, respectively, of such indebtedness was alleged to be in default as a result of the Filing. Included in such indebtedness as of December 31, 2001 was approximately $19 million owed by Owens-Corning (India) Limited, which was consolidated during the third quarter of 2002 (see Note 6). Subject to the foregoing, the Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

There is no market for the guarantees of indebtedness discussed above, and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

Concentrations of Credit Risk

As of December 31, 2002 and 2001, the Company has no significant group concentrations of credit risk.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

         Cash and short-term financial instruments

        The carrying amount approximates fair value due to the short maturity of these instruments.

         Restricted cash – asbestos and insurance related

The fair values of cash and marketable securities classified as restricted cash have been estimated by traded market values or by obtaining quotations from brokers.

         Restricted cash, securities and other – Fibreboard

The fair values of cash and marketable securities in the Fibreboard Settlement Trust have been estimated by traded market values or by obtaining quotations from brokers.

         Long-term notes receivable

        The fair value has been estimated using the expected future cash flows discounted at market interest rates.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
          INSTRUMENTS (continued)

         Long-term debt

The fair value of the Company’s long-term debt, which is not subject to compromise, has been estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The Company is unable to estimate the fair value of long-term debt of the Debtors which is subject to compromise at December 31, 2002, due to the uncertainties associated with the Filing.

         Foreign currency swaps and interest rate swaps

The fair values of foreign currency swaps and interest rate swaps have been estimated by traded market values or by obtaining quotations from brokers.

         Forward currency exchange contracts, option contracts, and financial guarantees

The fair values of forward currency exchange contracts, option contracts, and financial guarantees are based on the estimated cost to acquire similar agreements or on the estimated cost to terminate these agreements or otherwise settle the obligations with the counter parties at the reporting date.

The estimated fair values of the Company’s financial instruments as of December 31, 2002 and 2001, which have fair values different than their carrying amounts, are as follows:

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions of dollars)

Assets
Long-term notes receivable	$ 7	$ 7	$ 26	$ 26

Liabilities
Long-term debt	71	71	5	5

The Company’s estimates of fair value approximate carrying value for all derivative financial instruments.

As of December 31, 2002 and 2001, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS

Asbestos Liabilities

ITEM A. – OWENS CORNING (EXCLUDING FIBREBOARD)

Numerous claims have been asserted against Owens Corning alleging personal injuries arising from inhalation of asbestos fibers. Virtually all of these claims arise out of Owens Corning’s manufacture, distribution, sale or installation of an asbestos-containing calcium silicate, high temperature insulation product, the manufacture and distribution of which was discontinued in 1972. Owens Corning received approximately 18,000 asbestos personal injury claims during 2000, approximately 32,000 such claims during 1999 and approximately 69,000 such claims during 1998. Owens Corning cautions that it has limited information about many of such claims, and the actual numbers of claims asserted remain subject to adjustment.

Prior to October 5, 2000, when the Debtors, including Fibreboard (see Item B below), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, the vast majority of asserted asbestos personal injury claims were in the process of being resolved through the National Settlement Program described below. As a result of the Filing, all pre-petition asbestos claims and pending litigation against the Debtors, including without limitation claims arising under the National Settlement Program, were automatically stayed (see Note 1). Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to a plan or plans of reorganization. Owens Corning is unable to determine at this time whether asbestos-related claims asserted against Fibreboard will be treated in the same manner as those asserted against Owens Corning in any such plan or plans ultimately confirmed.

As more fully discussed in Note 1 and under the heading “Reserve” below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on March 28, 2003 a proposed amended joint plan of reorganization for the Debtors, that provides for two alternative frameworks for creditor recoveries. Ultimately, as described more fully under the heading “Reserve”below, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

National Settlement Program Claims

Beginning in late 1998, Owens Corning implemented a National Settlement Program (“NSP”) to resolve personal injury asbestos claims through settlement agreements with individual plaintiffs’ law firms. The NSP was intended to better manage the asbestos liabilities of Owens Corning and Fibreboard (see Item B below), and to help Owens Corning better predict the timing and amount of indemnity payments for both pending and future asbestos claims.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The number of law firms participating in the NSP expanded from approximately 50 when the NSP was established to approximately 120 as of the Petition Date. Each of these participating law firms agreed to a long-term settlement agreement which varied by firm (“NSP Agreement”) extending through at least 2008 which provided for the resolution of their existing asbestos claims, including unfiled claims pending with the participating law firm at the time it entered into an NSP Agreement (“Initial Claims”). The NSP agreements also established procedures and fixed payments for resolving without litigation claims against either Owens Corning or Fibreboard, or both, arising after a participating firm entered into an NSP Agreement (“Future Claims”).

Settlement amounts for both Initial Claims and Future Claims were negotiated with each firm participating in the NSP, and each firm was to communicate with its respective clients to obtain authority to settle individual claims. Payments to individual claimants were to vary based on a number of factors, including the type and severity of disease, age and occupation. All such payments were subject to delivery of satisfactory evidence of a qualifying medical condition and exposure to Owens Corning’s and/or Fibreboard’s products, delivery of customary releases by each claimant, and other conditions. Certain claimants settling non-malignancy claims with Owens Corning and/or Fibreboard were entitled to an agreed pre-determined amount of additional compensation if they later developed a more severe asbestos-related medical condition.

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

As of the Petition Date, the NSP covered approximately 239,000 Initial Claims against Owens Corning, approximately 150,000 of which had satisfied all conditions to final settlement, including receipt of executed releases, or other resolution (the “Final NSP Settlements”) at an average cost per claim of approximately $9,300. As of the Petition Date, approximately 89,000 of such Final NSP Settlements had been paid in full or otherwise resolved, and approximately 61,000 were unpaid in whole or in part. As of such date, the remaining balance payable under NSP Agreements in connection with these unpaid Final NSP Settlements was approximately $510 million. Through the Petition Date, Owens Corning had received approximately 6,000 Future Claims under the NSP.

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of claims thereunder will ultimately be treated under the terms of any plan or plans of reorganization.

Non-NSP Claims

As of the Petition Date, approximately 29,000 asbestos personal injury claims were pending against Owens Corning outside the NSP. This compares to approximately 25,000 such claims pending on December 31, 1999. The information needed for a critical evaluation of pending claims, including the nature and severity of disease and definitive identifying information concerning claimants, typically becomes available only through the discovery process or as a result of settlement negotiations, which often occur years after particular claims are filed. As a result, Owens Corning has limited information about many of such claims.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

Asbestos-Related Payments

As a result of the Filing, Owens Corning has not made any asbestos-related payments since the Petition Date except for approximately $20 million paid on its behalf by third parties pursuant to appeal bonds issued prior to the Petition Date. During 1999 and 2000 (prior to the Petition Date), Owens Corning (excluding Fibreboard) made asbestos-related payments falling within four major categories: (1) Settlements in respect of verdicts incurred or claims resolved prior to the implementation of the NSP (“Pre-NSP Settlements”); (2) NSP settlements; (3) Non-NSP settlements covering cases not resolved by the NSP; and (4) Defense, claims processing and administrative expenses, as follows:

		2000 (through
	1999	October 4, 2000)
	(In millions of dollars)

Pre-NSP Settlements	$170	$51
NSP Settlements	570	538
Non-NSP Settlements	30	42
Defense, Claims Processing and Administrative Expenses	90	54

	$860	$685

All amounts discussed above are before tax and application of insurance recoveries.

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At December 31, 2002, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash – asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will ultimately be under the terms of any plan or plans of reorganization. However, in 2001, the holder of approximately $49 million of Undistributed Administrative Deposits for Owens Corning (and approximately $28 million of similar Undistributed Administrative Deposits for Fibreboard) filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds (“Subject Deposits”) to the escrow beneficiaries. As the result of hearings held on June 20 and July 22, 2002, the Bankruptcy Court has ruled that escrow beneficiaries that had received both written notice of approval for payment and an initial payment from the Subject Deposits prior to the Petition Date would be entitled to receive their remaining payments (plus post-judgment interest after June 20, 2002) from the principal of the Subject Deposits, with the balance of the Subject Deposits, if any, plus any other investment proceeds to be returned to Owens Corning (or Fibreboard, as appropriate) as contributor of the deposits. The creditors’ committee representing unsecured creditors and the Legal Representative for the class of future asbestos claimants have each filed a notice of appeal from the order.

Reserve

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of $1.1 billion in 1996, $1.4 billion in 1998, $1.0 billion in 2000 and $1.4 billion in the third quarter of 2002.

As of December 31, 2002, a reserve of approximately $3.6 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Reserve for asbestos litigation claims”.

As Owens Corning has discussed in previous public filings, any estimate of its liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. As discussed further below, such uncertainties significantly increased as a result of the Chapter 11 Cases. Prior to the Petition Date, such variables included, among others, the cost of resolving pending non-NSP claims; the disease mix and severity of disease of pending NSP claims; the number, severity of disease, and jurisdiction of claims filed in the future (especially the number of mesothelioma claims); how many future claimants were covered by an NSP Agreement; the extent, if any, to which individual claimants exercised a right to opt out of an NSP Agreement and/or engage counsel not participating in the NSP; the extent, if any, to which counsel not bound by an NSP Agreement undertook the representation of asbestos personal injury plaintiffs against Owens Corning; the extent, if any, to which Owens Corning exercised its right to terminate one or more of the NSP Agreements due to excessive opt-outs or for other reasons; and Owens Corning’s success in controlling the costs of resolving future non-NSP claims.

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

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The Chapter 11 Cases have significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against Owens Corning and will likely have the effect of increasing the number and ultimate cost of resolution of such claims substantially. In particular, the status of the NSP Agreements and the ultimate treatment of pending and future claims thereunder will depend on the outcome of negotiations among the various constituencies in the Chapter 11 Cases and determinations by the Bankruptcy Court as to the issues involved, none of which can be predicted at this time. The uncertainties associated with the status of the NSP Agreements and the treatment of claims thereunder include the following:

–	It is possible that one or more constituencies in the Chapter 11 Cases may seek to set aside the NSP Agreements on various grounds. In any event, it is highly uncertain how any plan or plans of reorganization will ultimately treat the various types of NSP claims, including without limitation claims with no evidence of significant medical impairment, or whether such unimpaired claims will be treated as allowed claims thereunder.

–	The settlement values for specified categories of disease set forth in the NSP Agreements were established by arm’s-length negotiations with the participating law firms in circumstances very different from those prevailing in the Chapter 11 Cases. The settlement values available to individual claimants under the arrangements to be included in any plan or plans of reorganization may vary substantially from those contemplated by the NSP Agreements. Because Owens Corning’s estimate of liabilities in respect of non-NSP claims assumed payment of settlement values similar to those contained in the NSP Agreements, such estimate is subject to similar uncertainty.

Additional uncertainties raised by the Chapter 11 Cases include the following:

–	The impact, if any, the Administrative Consolidation will have on the timing, outcome or other aspects of the Chapter 11 Cases.

–	It is uncertain what claim submission process will be prescribed by the Bankruptcy Court for pre-petition asbestos claims against Owens Corning or Fibreboard and what effects such process may have, including on the number of such claims. Moreover, the Filing, including the significant publicity associated with the Chapter 11 Cases and notices required by the Bankruptcy Code that must be given to creditors and other parties in interest, has significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of not only pre-petition claims but also additional claims that may be asserted in the course of the Chapter 11 Cases.

–	Owens Corning anticipates that the number and estimated aggregate value of allowed future claims will ultimately be determined either as a result of negotiations involving the Legal Representative for the class of future asbestos claimants and the other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations, or Bankruptcy Court determination, at this time.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

In connection with the negotiation of a plan or plans of reorganization, a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, have developed or will develop analyses of liability for both pre-petition and future asbestos claims. Owens Corning and Fibreboard will also utilize their own analyses in the negotiation process. Such analyses by the Debtors and other interested constituencies will also be required in connection with the establishment, as part of the plan of reorganization, of a Section 524(g) trust for the benefit of asbestos claimants. Based on facts currently known to it, including positions that have been articulated by various interested constituencies, Owens Corning believes that the estimates included in most or all such analyses will vary substantially from the amounts of Owens Corning’s and Fibreboard’s respective asbestos reserves in prior periods, and will also vary substantially from one another, for a number of reasons.

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

In contrast, analyses prepared by interested constituencies in asbestos-related bankruptcy cases customarily cover potential liabilities over a 50-year period (at the end of which it is anticipated that potential asbestos claimants would in any event have died as a result of other non-asbestos-related causes). Owens Corning believes that any such analyses, and any assumptions utilized in the preparation of such analyses, are inherently speculative for a number of reasons, including the variables and uncertainties described in this Note. Moreover, because such analyses are prepared solely for use in the negotiation of a plan of reorganization, they naturally reflect the respective interests of the different constituencies putting them forward. Certain constituencies, for example, may have an interest in presenting an analysis that estimates such liability at the highest level that can arguably be justified; others may have an interest in estimating such liability at the lowest possible level; while others may have an interest in estimating such liability at a point between the two extremes, in an effort to achieve consensus in the negotiation of the plan of reorganization. In addition, interested constituencies in Owens Corning’s bankruptcy proceedings may also take into account the implications of any such analyses prepared for use in Owens Corning’s bankruptcy proceedings on their position in one or more of the other asbestos-related bankruptcy cases pending in the District of Delaware or elsewhere.

None of the creditor constituencies has yet made available to Owens Corning any such analysis of liability for pre-petition or future asbestos claims. However, based upon its recent discussions and negotiations with representatives of the creditor constituencies, Owens Corning believes that some of these creditor analyses associated with the resolution of Owens Corning’s and Fibreboard’s asbestos-related liabilities in the context of the Chapter 11 proceedings will be well in excess of Owens Corning’s and Fibreboard’s current asbestos-related reserves. For example, the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have taken the position that the aggregate amount of pre-petition and future asbestos claims for Owens Corning and Fibreboard, on a combined net present value basis, is in excess of $16 billion. In addition, in October 2002, Owens Corning and Fibreboard completed their own analyses of liability for purposes of facilitating plan discussions, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicate net present values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

$5.874 billion, if NSP settlement values are assumed, and $8.547 billion, if 5-year historical settlement values for Owens Corning and Fibreboard, respectively, are used. Based upon these analyses and the information derived from Owens Corning’s discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning decided, in connection with its financial statements for the third quarter of 2002, to increase its and Fibreboard’s aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning’s and Fibreboard’s analyses. Consequently, Owens Corning increased its reserves for the period ended September 30, 2002, through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion. In addition, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 20) was reduced to zero as of September 30, 2002.

As noted above and in Note 1, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on March 28, 2003 a proposed amended joint plan of reorganization for the Debtors, that provides two alternative frameworks for creditor recoveries. One such alternative, that would apply in the event that the Plan were approved by the major creditor constituencies, would assume an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion (on a net present value basis), composed of $10.7 billion for Owens Corning and $5.3 billion for Fibreboard. Under the other alternative, such liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. Although Owens Corning believes that estimates in the amounts reflected in the first alternative are supportable, it is currently anticipated that the number and estimated aggregate value of current and future claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations at this time. In recent discussions, for example, the bank and bond creditor groups have continued to assert that such aggregate liability approximates the amount of Owens Corning’s existing reserves. Ultimately, Owens Corning’s (and Fibreboard’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

At December 31, 2002, the approximate balances of the components of Owens Corning’s asbestos-related reserve were:

Balance
(In billions of dollars)

Unpaid Final Settlements (NSP and other)	$ 0.60
Other Pending and Future Claims	3.00

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

In connection with this asbestos reserve, Owens Corning notes that:

–	The “Unpaid Final Settlements” component represented the remaining estimated cost for all asbestos personal injury claims pending against Owens Corning which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.

–	The “Other Pending and Future Claims” component represented the estimated cost of resolving, through the Chapter 11 process, (i) asbestos personal injury claims pending against Owens Corning which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Owens Corning which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Owens Corning made after the Petition Date.

Owens Corning believes that its reserve for asbestos claims represents at least a minimum in a range of possible outcomes of the plan negotiation process as to the amount of its total liability for asbestos-related claims against it as determined through the Chapter 11 process. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 proceedings may be either higher or lower than the Company’s reserve. Owens Corning notes that it expects an ongoing high level of negotiations and information exchanges with the various creditor constituencies and other parties for the duration of the Chapter 11 proceedings. Owens Corning will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a further revision to the reserve is appropriate until additional significant developments occur during the course of the Chapter 11 Cases, including resolution by negotiation or the Bankruptcy Court of its total liability for asbestos claims. Any such revision could, however, be material to the Company’s consolidated financial position and results of operations in any given period.

ITEM B. – FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured asbestos containing products, including insulation products. Fibreboard has since been named as defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure. Fibreboard received approximately 22,000 asbestos personal injury claims during 2000. Prior to the Petition Date, the vast majority of Fibreboard asbestos personal injury claims were in the process of being resolved through the NSP, as described below. As a result of the Filing, all pre-petition asbestos claims and pending litigation against the Debtors were automatically stayed (see Note 1). Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to a plan or plans of reorganization. Owens Corning is unable to determine at this time whether asbestos-related claims asserted against Fibreboard will be treated in the same manner as those asserted against Owens Corning in any such plan or plans ultimately confirmed.

As discussed in Item A above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on March 28, 2003 a proposed amended joint plan of reorganization for the Debtors (including Fibreboard) that provides two alternative frameworks for creditor recoveries. One such alternative, that would apply in the event that the Plan were approved by the major creditor constituencies, would assume an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion (on a net present value basis), composed of $10.7 billion for Owens Corning and $5.3 billion for Fibreboard. Under the other alternative, such liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. Although Owens Corning believes that estimates in the

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

amounts reflected in the first alternative are supportable, it is currently anticipated that the number and estimated aggregate value of current and future claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations at this time. In recent discussions, for example, the bank and bond creditor groups have continued to assert that such aggregate liability approximates the amount of Owens Corning’s existing reserves. Ultimately, Owens Corning’s (and Fibreboard’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

National Settlement Program Claims

Fibreboard is a participant in the NSP and is a party to the NSP Agreements discussed in Item A. The NSP Agreements became effective as to Fibreboard in the fourth quarter of 1999, when the Insurance Settlement (discussed below) became effective. The NSP Agreements settled asbestos personal injury claims that had been filed against Fibreboard by participating plaintiffs’ law firms and claims that could have been filed against Fibreboard by such firms following the lifting, in the third quarter of 1999, of an injunction which had barred the filing of asbestos personal injury claims against Fibreboard.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Insurance Settlement

In 1993, Fibreboard and two of its insurers, Continental Casualty Company (“Continental”) and Pacific Indemnity Company (“Pacific”), entered into the Insurance Settlement. The Insurance Settlement became effective in the fourth quarter of 1999, is final and is not subject to appeal.

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

As of December 31, 2002, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.238 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 20) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At December 31, 2002, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other – Fibreboard”. See Note 20 for additional information concerning the Fibreboard Settlement Trust.

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

Asbestos-Related Payments

As a result of the Filing, Fibreboard has not made any asbestos-related payments since the Petition Date. During 2000 (prior to the Petition Date), gross payments for asbestos-related claims against Fibreboard, all of which were paid/reimbursed by the Fibreboard Settlement Trust, fell within four major categories, as follows:

2000 (through October 4, 2000)
(In millions of dollars)

Pre-NSP Settlements	$29
NSP Settlements	705
Non-NSP Settlements	41
Defense, Claims Processing and Administrative Expenses	45

$820

The payments for NSP Settlements include Administrative Deposits during the reporting period in respect of Fibreboard claims.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, this reserve was increased in the third quarter of 2002 through a charge to income of $975 million. As of December 31, 2002, a reserve of approximately $2.3 billion in respect of these asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities – Fibreboard”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing, including those set forth in Item A above. In addition, as noted above, the Debtors filed on March 28, 2003 a proposed amended joint plan of reorganization for the Debtors (including Fibreboard) that provided for two alternative frameworks for creditor recoveries. One such alternative, in the context of a consensual framework, specified an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion (on a net present value basis) composed of $10.7 billion for Owens Corning and $5.3 billion for Fibreboard. Under the other alternative, such liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the proposed plan. Although Owens Corning believes that estimates in the amounts reflected in the first alternative are supportable, it is currently anticipated that the number and estimated aggregate value of current and future claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations at this time. In recent discussions, for example, the bank and bond creditor groups have continued to assert that such aggregate liability approximates the amount of Owens Corning’s existing reserves. Ultimately, Fibreboard’s (and Owens Corning’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. In light of the above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization ultimately confirmed.

At December 31, 2002, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

Balance
(In millions of dollars)

Pre-NSP Settlements	$0.40
NSP Settlements	1.90

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

In connection with this asbestos reserve, Owens Corning notes that:

–	The “Unpaid Final Settlements” component represented the remaining estimated cost for all asbestos personal injury claims pending against Fibreboard which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.

–	The “Other Pending and Future Claims” component represented the estimated cost of resolving, through the Chapter 11 process, (i) asbestos personal injury claims pending against Fibreboard which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Fibreboard which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Fibreboard made after the Petition Date.

Owens Corning believes that Fibreboard’s reserve for asbestos claims represents at least a minimum in a range of possible outcomes of the plan negotiation process as to the amount of Fibreboard’s total liability for asbestos-related claims against it as determined through the Chapter 11 process. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 proceedings may be either higher or lower than Fibreboard’s reserve. Owens Corning notes that it expects an ongoing high level of negotiations and information exchanges with the various creditor constituencies and other parties for the duration of the Chapter 11 proceedings. Owens Corning will continue to review Fibreboard’s asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a further revision to the reserve is appropriate until significant additional developments occur during the course of the Chapter 11 Cases, including resolution by negotiation or the Bankruptcy Court of Fibreboard’s total liability for asbestos claims. Any such revision could, however, be material to the Company’s consolidated financial position and results of operations in any given period.

ITEM C. – OTHER ASBESTOS-RELATED MATTERS

Tax Legislation

As previously reported, on April 4, 2001, the United States House of Representatives introduced proposed legislation (HR 1412, also known as the Asbestos Tax Fairness Act) to exempt income earned by qualifying asbestos-related settlement funds, including qualifying trusts established under Section 524(g) of the Bankruptcy Code, from federal income tax. The exemption from income tax would have benefited the Fibreboard Settlement Trust (described in Note 20) by having the effect of enlarging the corpus of the trust through tax-free income accumulation. In addition, the legislation would have allowed asbestos defendants to carry-back net operating losses (“NOLs”) created by asbestos payments to the years in which the products containing asbestos were produced or distributed (and to each subsequent year) in order to obtain a refund of federal income taxes paid in those periods. In the case of Owens Corning, this would have entitled the Company to carry-back its NOLs to the early 1950s. On June 14, 2001, a companion bill identical to HR 1412 was introduced in the United States Senate (S 1048).

Despite strong bipartisan support for both bills, Congress did not act on them before it adjourned in late 2002, at which time both bills lapsed. Consequently, similar legislation will be considered in the current Congress only if newly introduced.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Other Asbestos-Related Litigation

As previously reported, the Company believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or exacerbated by cigarette smoking. Owens Corning and Fibreboard are pursuing litigation against tobacco companies (discussed below) to obtain payment of monetary damages (including punitive damages) for payments made by Owens Corning and Fibreboard to asbestos claimants who developed smoking-related diseases. There can be no assurance that any such litigation will go to trial or be successful.

In October 1998, the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven tobacco companies and several other tobacco industry defendants. On June 17, 2001, the Jefferson court entered an order dismissing Owens Corning’s case in response to the defendants’ motion for summary judgment on the basis that Owens Corning’s injuries were indirect and thus too remote under Mississippi law to allow recovery. The Company has appealed such dismissal to the Supreme Court of Mississippi.

In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same tobacco companies. In August 2001, the defendants filed motions to dismiss Owens Corning’s and Fibreboard’s claims on the basis of the decision in the Mississippi lawsuit as well as California law. As the result of a hearing on these motions on November 20, 2001, the California court denied the motion to dismiss Fibreboard’s claims on the basis of the decision in the Mississippi lawsuit and otherwise stayed the proceeding pending the outcome of the Mississippi suit.

Insurance

As of December 31, 2002, Owens Corning’s financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

As previously reported, late in the second quarter of 2001, Owens Corning entered into a settlement agreement with one of its excess insurance carriers, resolving a dispute concerning coverage from such insurer for non-products asbestos-related personal injury claims. As a result, during the third quarter of 2001, the carrier funded $55 million into an escrow account to be released in conjunction with implementation of an approved plan of reorganization. The escrowed funds plus earnings are reflected on Owens Corning’s consolidated balance sheet as restricted assets, under the category “Restricted cash – asbestos and insurance related”.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Other Matters

SECURITIES LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. The Company believes that the claim is without merit. The named defendants in this proceeding have each filed contingent indemnification claims with respect to this litigation against Owens Corning pursuant to the General Bar Date process described below.

On or about January 27, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Robert Greenburg, et al. v. Glen Hiner, et al. in the United States District Court for the Northern District of Ohio, Western Division. Owens Corning is not named in the lawsuit. The suit purports to be a class action for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of a class comprised of persons who purchased stock of Owens Corning during the period from September 20, 1999, through October 5, 2000. The complaint seeks an unspecified amount of damages and/or, where appropriate, rescission. Subsequent to January 27, 2003, three substantially similar actions, with named plaintiffs Nicholas Radosevich, Howard E. Leppla, and William Benanchietti, respectively, were filed against the same defendants in the same court. The Company believes that these claims are without merit. The named defendants in these proceedings have each filed contingent indemnification claims with respect to this litigation against Owens Corning pursuant to the General Bar Date process described below.

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 24,000 proofs of claim (including the claims described below under the headings “PBGC Claim” and “Tax Claim”), totaling approximately $16.1 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. For further information concerning these claims, please see Note 1, under the heading “General Bar Date”.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

PBGC CLAIM

In connection with the General Bar Date described above, the Pension Benefit Guaranty Corporation (“PBGC”), an agency of the United States, has filed a claim, in the amount of approximately $458 million, in connection with statutory liability for unfunded benefit liabilities of the Owens Corning Merged Retirement Plan (the “Pension Plan”). The claim states that it is contingent upon termination of the Pension Plan. Since Owens Corning does not anticipate that the Debtors’ plan or plans of reorganization will provide for termination of the Pension Plan, it believes that this claim ultimately will become moot.

TAX CLAIM

Owens Corning’s federal income tax returns typically are audited by the Internal Revenue Service (“IRS”) in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to the Filing, the IRS also accelerated and completed the audit for the years ended 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS is asserting claims for approximately $390 million in income taxes plus interest of approximately $175 million.

Pending audit of Owens Corning’s federal income tax return for the year 2000, the IRS has also filed a protective claim in the amount of approximately $50 million, covering a tax refund received by Owens Corning for such year, plus interest.

As described in Note 1, under the heading “General Bar Date”, the United States Department of Treasury has filed proofs of claim, totaling approximately $530 million, in connection with these tax claims.

In accordance with generally accepted accounting principles, Owens Corning maintains tax reserves to cover audit issues. While Owens Corning believes that the existing reserves are appropriate in light of the audit issues involved, its defenses, its prior experience in resolving audit issues, and its ability to realize certain challenged deductions in subsequent tax returns if the IRS were successful, there can be no assurance that such reserves will be sufficient. Owens Corning will continue to review its tax reserves on a periodic basis and make such adjustments as may be appropriate. Any such revision could be material to the Company’s consolidated financial position and results of operations in any given period.

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

19.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

The additional actions were commenced against various other defendants seeking, among other things, (a) avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility; (b) the return of up to approximately $515 million paid by the Company to shareholders of Fibreboard in connection with the Company’s purchase of Fibreboard in 1997 (the “FBD Shareholder Action”); (c) the return of up to approximately $61.8 million paid by the Company to shareholders in dividends in the period 1996 through 2000 (the “Dividend Action”); and (d) the return of approximately $133 million paid by the Company to Bank of America Corp. in connection with Owens Corning’s purchase of Fibreboard in 1997. Both the FBD Shareholder Action and the Dividend Action are defendant class actions. Certain present or former officers or directors of the Company may be members of either or both defendant classes.

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. The Official Creditors’ Committee was named as a defendant in such lawsuits, solely with respect to the declaratory relief sought.

By motion filed on or about October 16, 2002, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to order of the Bankruptcy Court dated January 17, 2003, all of the foregoing litigation, other than the action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, has been stayed until April 28, 2003, at which time the court will consider whether such stay should be further extended. The Debtors’ action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility is scheduled for trial before the District Court commencing in April 2003.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.     FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 19, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of December 31, 2002, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At December 31, 2002, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other – Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 19, Part B). As of December 31, 2002, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities – Fibreboard”. At December 31, 2002, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $2.310 billion.

For accounting purposes, the Trust Assets are classified from time to time as “trading securities”, “available for sale”, or “held to maturity” and are reported in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, marketable securities classified as trading securities and available for sale are recorded at fair market value and marketable securities designated as held to maturity are recorded at amortized cost. At December 31, 2002 and 2001, substantially all marketable securities were classified as “trading securities”.

Through the third quarter of 2002, any unrealized increase/decrease in fair market value was reflected as a change in the carrying amount of the asset on the Consolidated Balance Sheet as well as other income/expense on the Consolidated Statement of Income (Loss). Subsequent to the third quarter of 2002, any unrealized increase/decrease in fair market value is reflected as an increase/decrease in the carrying amount of such assets on the Consolidated Balance Sheet as well as a decrease/increase in Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss).

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.     FIBREBOARD SETTLEMENT TRUST (continued)

Through the third quarter of 2002, any earnings and realized gains/losses on the Trust Assets were reflected as an increase/decrease in the carrying amount of such assets on the Consolidated Balance Sheet as well as other income/expense on the Consolidated Statement of Income (Loss). Subsequent to the third quarter of 2002, any earnings and realized gains/losses are reflected as an increase/decrease in the carrying amount of such assets on the Consolidated Balance Sheet as well as a decrease/increase in Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). Cost for purposes of computing realized gains/losses is determined using the specific identification method.

Through the third quarter of 2002, the residual obligation to charity, included in liabilities subject to compromise on the Consolidated Balance Sheet, increased/decreased, with the related decrease/increase to other expense/income on the Consolidated Statement of Income (Loss). As of September 30, 2002, the residual obligation to charity was reclassified to Fibreboard’s reserve for asbestos litigation claims as the liability exceeded the Trust Assets, thus no amounts were recorded to the residual obligation to charity subsequent to that date.

Results for the Periods Ending December 31, 2002 and 2001

During 2002 and 2001, Trust Assets generated interest/dividend earnings of approximately $54 million and approximately $55 million, respectively, which have been recorded as an increase in the carrying amount of the assets on the Consolidated Balance Sheet. The $55 million generated during 2001 was reflected as other income on the Consolidated Statement of Income (Loss). Of the $54 million generated during 2002, $40 million was generated during the first three quarters of 2002, which was reflected as other income on the Consolidated Statement of Income (Loss) and $14 million was generated during the fourth quarter of 2002, which was recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). Through the third quarter of 2002 and the year ended 2001, this income was offset by an equal charge to other expense, which represented an increase in the residual obligation to charity.

At December 31, 2002 and 2001, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized gain of approximately $20 million and approximately $1 million, respectively, which have been recorded as an increase in the carrying amount of the assets on the Consolidated Balance Sheet. The $1 million generated during 2001 was reflected as other income on the Statement of Income (Loss). Of the $20 million generated during 2002, $21 million was generated during the first three quarters of 2002, which was reflected as other income on the Consolidated Statement of Income (Loss) and a loss of $1 million was generated during the fourth quarter of 2002, which was recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). Through the third quarter of 2002 and the year ended 2001, the income was offset by an equal charge to other expense, which represented an increase in the residual obligation to charity.

As a result of the Filing, no payments for asbestos litigation claims from the Trust have been made subsequent to that date. However, approximately $2 million and $12 million was paid during 2002 and 2001 for taxes related to earnings of the Trust. These payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities in 2002 and 2001 resulted in a realized loss of $4 million and a realized gain of $4 million, respectively. Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

At December 31, 2002, the fair value of Trust Assets and Administrative Deposits was $1,365 million, which was comprised of Trust Assets of $1,238 million of marketable securities and Administrative Deposits of $127 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.     FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the year ended December 31, 2002:

		Interest	Unrealized	Realized
	Balance	and	Gain/	Gain/				Balance
	12/31/01	Dividends	(Loss)	(Loss)	Provision	Other	Payments	12/31/02
	(In millions of dollars)

Assets
Cash	$(18)	$-	$-	$-	$-	$18	$-	$-
Marketable securities:
Trading Securities	1,169	54	20	(4)	-	1	(2)	1,238

Total Trust assets	1,151	54	20	(4)	-	19	(2)	1,238

Administrative Deposits	133	-	-	-	-	(6)	-	127

Total assets	$1,284	$54	$20	$(4)	$-	$13	$(2)	$1,365

Liabilities
Accounts payable	$-	$-	$-	$-	$-	$18	$-	$18
Asbestos litigation claims	1,213	-	-	-	1,103	(6)	-	2,310
Residual obligation to charity	71	40	21	(2)	(128)	-	(2)	-

Total Trust liabilities	1,284	40	21	(2)	975	12	(2)	2,328

Liabilities in excess of Trust Assets	-	14	(1)	(2)	(975)	1	-	(963)

Total liabilities less excess of Trust Assets	$1,284	$54	$20	$(4)	$-	$13	$(2)	$1,365

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.     FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the year ended December 31, 2001:

			Net
		Interest	Purchases	Realized
	Balance	and	of	Gain/			Balance
	12/31/00	Dividends	Securities	(Loss)	Other	Payments	12/31/01
	(In millions of dollars)

Assets
Cash	$12	$-	$(30)	$-	$-	$-	$(18)
Marketable Securities:
Trading Securities	1,092	55	30	4	-	(12)	1,169

Total Trust Assets	1,104	55	-	4	-	(12)	1,151

Administrative Deposits	170	-	-	-	(37)	-	133

Total assets	$1,274	$55	$-	$4	$(37)	$(12)	$1,284

Liabilities
Asbestos Litigation Claims	$1,250	$-	$-	$-	$(37)	$-	$1,213
Residual obligation to charity	24	55	-	4	-	(12)	71

Total liabilities	$1,274	$55	$-	$4	$(37)	$(12)	$1,284

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.     QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarter
	First		Second	Third	Fourth
	(In millions of dollars, except share data)

2002
Net sales	$1,107		$1,285	$1,306	$1,174
Cost of sales	935		1,043	1,097	1,055

Gross margin	$172		$242	$209	$119

Provision for asbestos litigation claims (Note 19)	$-		$(5)	$2,356	$-

Income (loss) from operations	$3		$70	$(2,342)	$(44)

Tax Provision (credit)	$-		$30	$10	$(9)

Net income (loss) before cumulative effect
of change in accounting principle	$(6)		$36	$(2,359)	$(39)

Cumulative effect of change in
accounting principle, net of tax (Note 22)	(441)		-	-	-

Net income (loss)	$(447	)(a)	$36	$(2,359)	$(39)

Net income (loss) per share:
Basic net income (loss) per share	$(8.11)		$0.65	$(42.84)	$(0.72)

Diluted net income (loss) per share	$(8.11)		$0.60	$(42.84)	$(0.72)

(a)

The Company’s Form 10-Q for the first quarter of 2002 reported results without the cumulative effect of change in accounting principle. This charge was determined in the second quarter of 2002 and recorded in the first quarter as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (see Note 22).

	Quarter
	First	Second	Third	Fourth
	(In millions of dollars, except share data)

2001
Net sales	$1,067	$1,239	$1,291	$1,165
Cost of sales	896	1,014	1,046	982

Gross margin	$171	$225	$245	$183

Income (loss) from operations	$(17)	$57	$63	$13

Tax Provision (credit)	$(5)	$25	$26	$11

Net income (loss)	$(10)	$29	$27	$(7)

Net income (loss) per share:
Basic net income (loss) per share	$(0.19)	$0.53	$0.50	$(0.12)

Diluted net income (loss) per share	$(0.19)	$0.49	$0.46	$(0.12)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.     GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which it uses to account for goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires an annual review for impairment using a fair value methodology.

The Company applied SFAS No. 142 beginning in the first quarter of 2002, which required the Company to cease amortizing goodwill and indefinite-lived intangibles. The Company has no indefinite-lived intangibles, separately identified. In addition, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment. The second step, which is performed on those reporting units determined to have potential impairment based on the first step, measures the amount of the impairment, if any. The results of the first step indicated that the carrying values of some reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. In the second step, the implied fair value of goodwill of these reporting units was determined through the allocation of the fair value to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $491 million, resulting in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. The goodwill recorded in the December 31, 2001 financial statements, which included the $491 million described above, was supported by the undiscounted estimated future cash flow of the related operations in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

The Company completed the required annual review for impairment, utilizing a discounted cash flow method, in the fourth quarter of 2002. The test indicated that no additional impairment of goodwill and other indefinite-lived intangible assets occurred in 2002.

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

The changes in goodwill by segment during the year ended December 31, 2002, were as follows:

		Effect of
	Balance at	Adopting		Foreign	Balance at
	December 31,	SFAS No.		Exchange	December 31,
	2001	142	Reallocation	and Other	2002
	(In millions of dollars)

Composite Solutions	$	$-	$(15)	$-	$18
Building Materials	577	(491)	15	3	104

Total	$610	$(491)	$-	$3	$122

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.     GOODWILL AND OTHER INTANGIBLES (continued)

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to January 1, 2002. A reconciliation of the previously reported net income and earnings per share as if SFAS No. 142 had been adopted prior to January 1, 2000 is presented as follows:

	Year Ended December 31,
	2002	2001	2000
	(In millions of dollars, except per share data)

Net income (loss):
Reported net income (loss)	$(2,809)	$39	$(478)
Add back cumulative effect of change in
accounting principle, net of tax	441	-	-
Add back goodwill amortization, net of tax	-	14	14

Adjusted net income (loss)	$(2,368)	$53	$(464)

Basic earnings (loss) per share:
As reported	$51.02)	$0.72	$(8.71)
Add back cumulative effect of change in
accounting principle, net of tax	8.01	-	-
Add back goodwill amortization, net of tax	-	0.25	0.25

Adjusted basic earnings (loss) per share:	$(43.01)	$0.97	$(8.46)

Diluted earnings (loss) per share:
As reported	$51.02)	$0.66	$(8.71)
Add back cumulative effect of change in
accounting principle, net of tax	8.01	-	-
Add back goodwill amortization, net of tax	-	0.23	0.25

Adjusted Diluted earnings (loss) per share:	$(43.01)	$0.89	$(8.46)

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $4 million in 2002 and $5 million in 2001. The Company estimates that amortization of other intangible assets will be approximately $4 million for each of the next five years. The components of other intangible assets are as follows:

	December 31, 2002
	Weighted Average	Gross Carrying	Accumulated
	Lives	Amount	Amortization
		(In millions of dollars)

Contract-based	6	$5	$(1)
Technology-based	21	17	(9)
Marketing-related	6	13	(9)

		$35	$(19)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.     WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the year ended December 31, 2002 is as follows:

(In millions of dollars,
except share data)

Balance at December 31, 2001	$57
Amounts accrued for current year	14
Adjustments of prior accrual estimates	2
Settlements of warranty claims	(16)

Balance at December 31, 2002	$57

24.     ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The prospective effects of adoption are not expected to be material to the Company.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and had no material impact on the Company’s financial statements upon adoption. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Statement (1) rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, (2) amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and (3) amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The effect of adoption will not be material to the Company.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.     ACCOUNTING PRONOUNCEMENTS (continued)

Effective January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. The prospective effects of adoption are not expected to be material to the Company.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". This Interpretation clarifies disclosures that are required to be made for certain guarantees at the time the guarantees are issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective December 31, 2002, the Company adopted the disclosure requirements in this Interpretation, including those relating to warranty obligations. Effective January 1, 2003, the Company will adopt the initial recognition and initial measurement provisions of this Interpretation on a prospective basis for guarantees issued or modified after December 31, 2002. The prospective effects of adoption are not expected to be material to the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123". Effective December 31, 2002, the Company adopted the amendments to Statement 123 provided in paragraphs 2(a)-2(e) of this Statement. Effective January 1, 2003, the Company will adopt the amendment to Statement 123 provided in paragraph 2(f) of this Statement, and the amendment to Opinion 28 provided in paragraph 3. The effect of adoption will not be material to the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51". Effective July 1, 2003, the Company will adopt the provisions of this Interpretation which requires the primary beneficiary in a variable interest entity to consolidate the entity, even if the primary beneficiary does not have a majority voting interest, for variable interest entities existing prior to January 31, 2003. Effective January 31, 2003, the Company will adopt the consolidation requirements of this Interpretation for any variable interest entity created on or after that date. Effective December 31, 2002, the Company adopted the requirements of this Interpretation for entities to disclose information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The Company has certain entities which are potentially subject to the consolidation requirements of this Interpretation; however, the effects of consolidation, if necessary, would not be material to the Company. The prospective effects of adoption are not expected to be material to the Company.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Number	Description	Page

	Report of Independent Accountants on Financial Statement Schedule	135

II	Valuation and Qualifying Accounts and Reserves –
	for the years ended December 31, 2002, 2001, and 2000	136

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Stockholders of Owens Corning:

Our audit of the December 31, 2002 consolidated financial statements referred to in our report dated February 6, 2003 appearing in this Annual Report on Form 10-K of Owens Corning also included an audit of the December 31, 2002 financial statement schedule information listed in Item 15(a)(2) of this Form 10-K. In our opinion, this 2002 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 and 2000 financial statement schedule information of Owens Corning was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated January 23, 2002.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
February 6, 2003

OWENS CORNING AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

		Additions
	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
Classification	of Period	Expenses	Accounts	Deductions		of Period
	(In millions of dollars)

FOR THE YEAR ENDED
DECEMBER 31, 2002:
Allowance deducted from
asset to which it applies -
Doubtful accounts	$29	$3	$-	$3	(A)	$29
Tax valuation allowance	81	917	-	-		998
Reserve to which it applies -
Restructure costs	25	37	-	18	(B)	44	(C)

FOR THE YEAR ENDED
DECEMBER 31, 2001:
Allowance deducted from
asset to which it applies -
Doubtful accounts	$29	$11	$-	$11	(A)	$29
Reserve to which it applies -
Restructure costs	25	21	-	29	(B)	25	(D)

FOR THE YEAR ENDED
DECEMBER 31, 2000:
Allowance deducted from
asset to which it applies -
Doubtful accounts	$26	$5	$-	$2	(A)	$29
Reserve to which it applies -
Restructure costs	21	23	-	11	(B)	33	(E)

Notes:

(A)    Uncollectible accounts written off, net of recoveries.
(B)    Cash payments.
(C)    Includes non-current liabilities of $11 million.
(D)    Includes non-current liabilities of $15 million.
(E)    Includes non-current liabilities of $7 million.

EXHIBIT INDEX

Exhibit
Number	Document Description

    (2)        Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on March 28, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed March 28, 2003).

Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on January 17, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed January 17, 2003).

    (3)        Articles of Incorporation and By-Laws.

(i)	Certificate of Incorporation of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1997).

(ii)	By-Laws of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year 1999).

    (4)        Instruments Defining the Rights of Security Holders, Including Indentures.

Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on March 28, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed March 28, 2003).

Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on January 17, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed January 17, 2003).

Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000), as amended by First Amendment to Post-Petition Credit Agreement, dated as of October 31, 2002 (filed herewith).

Standstill and Waiver Agreement among Owens Corning, certain affiliates of Owens Corning, Credit Suisse First Boston, and certain bank lenders (incorporated herein by reference to Exhibit (99) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2001), as amended by Amendment No. 1 thereto, dated as of November 25, 2002 (filed herewith).

EXHIBIT INDEX

Exhibit
Number	Document Description

Final Order Under 11 U.S.C. §§ 105, 345(b) and 363 (I) Authorizing (A) Maintenance of Certain Existing Bank Accounts, (B) Continued Use of Existing Business Forms, (C) Use of Modified Cash Management System, and (D) Transfers of Funds to Debtor and Non-Debtor Affiliates; and (II) Waiving Investment and Deposit Requirements of 11 U.S.C. § 345(b) (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2001).

The following documents are incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000:

–	License Agreement, made as of October 1, 1991, between Owens Corning and Owens-Corning Fiberglas Technology Inc., and Amendment thereto, dated as of December 8, 1993.

–	Standstill Agreement, dated as of January 30, 2001, between Owens Corning and Owens-Corning Fiberglas Technology Inc.

–	License Agreement, made as of April 27, 1999, between Owens-Corning Fiberglas Technology Inc. and AmeriMark Building Products, Inc. (now Exterior Systems, Inc.).

–	Standstill Agreement, dated as of January 30, 2001, between Exterior Systems, Inc. and Owens-Corning Fiberglas Technology Inc.

Indenture, dated as of May 5, 1997, between Owens Corning and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5.1 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed May 14, 1997).

Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1997), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997) and Amendment No. 2 thereto (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998).

Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of Owens Corning’s total assets.

    (10)      Material Contracts.

Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000), as amended by First Amendment to Post-Petition Credit Agreement, dated as of October 31, 2002 (filed as Exhibit (4) to this annual report on Form 10-K and incorporated herein by reference).

EXHIBIT INDEX

Exhibit
Number	Document Description

Standstill and Waiver Agreement among Owens Corning, certain affiliates of Owens Corning, Credit Suisse First Boston, and certain bank lenders (incorporated herein by reference to Exhibit (99) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2001), as amended by Amendment No. 1 thereto, dated as of November 25, 2002 (filed as Exhibit (4) to this annual report on Form 10-K and incorporated herein by reference).

The following documents are incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000:

–	License Agreement, made as of October 1, 1991, between Owens Corning and Owens-Corning Fiberglas Technology Inc., and Amendment thereto, dated as of December 8, 1993.

–	Standstill Agreement, dated as of January 30, 2001, between Owens Corning and Owens-Corning Fiberglas Technology Inc.

–	License Agreement, made as of April 27, 1999, between Owens-Corning Fiberglas Technology Inc. and AmeriMark Building Products, Inc. (now Exterior Systems, Inc.).

–	Standstill Agreement, dated as of January 30, 2001, between Exterior Systems, Inc. and Owens-Corning Fiberglas Technology Inc.

Credit Agreement, dated as of June 26, 1997, among Owens Corning, other Borrowers and Guarantors, the Banks listed on Annex A thereto, and Credit Suisse First Boston, as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1997), as amended by Amendment No. 1 thereto (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997) and Amendment No. 2 thereto (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998).

*	Key Management Severance Agreement with George E. Kiemle (filed herewith).

*	Key Employee Emergence Incentive Plan (filed herewith).

*	Release and Non-Competition Agreement, dated as of June 19, 2002, between Owens Corning and Glen H. Hiner (filed herewith).

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2001:

*	–Directors’ Charitable Award Program, as amended.

*	–Key Management Severance Agreement with David L. Johns.

EXHIBIT INDEX

Exhibit
Number	Document Description

*	Owens Corning Senior Leader Emergence Incentive Plan (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 2001).

*	Key Management Severance Agreement with Michael H. Thaman (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000).

*	Key Management Severance Agreement with David T. Brown (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1999).

*	Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999:

*	– Owens Corning Deferred Compensation Plan.

*	– Corporate Incentive Plan Terms Applicable to Certain Executive Officers.

following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998:

*	– Stock Performance Incentive Plan, as amended.

*	– Key Management Severance Agreement with Maura Abeln Smith.

*	– Letter to Maura Abeln Smith.

*	Owens Corning Supplemental Executive Retirement Plan, effective as of January 1, 1998, (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1998).

*	Renewal Agreement, effective as of July 31, 1999, with Glen H. Hiner (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1997).

*	1987 Stock Plan for Directors, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1997), as amended per Description of Amendment of 1987 Stock Plan For Directors (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2002).

*	Executive Supplemental Benefit Plan, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1993).

EXHIBIT INDEX

Exhibit
Number	Document Description

*	Employment Agreement, dated as of December 15, 1991, with Glen H. Hiner (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1991), as amended by First Amending Agreement made as of April 1, 1992 (incorporated herein by reference to Exhibit (19) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1992).

*	Form of Directors’ Indemnification Agreement (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1989).

*	Deferred Compensation Plan for Directors, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1987).

*	Owens Corning 1995 Stock Plan (filed herewith).

    (21)      Subsidiaries of Owens Corning (filed herewith).

    (23)      Consent of PricewaterhouseCoopers LLP (filed herewith).

    (99)      Additional Exhibits

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (filed herewith).

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.