Form 10-K/A
period 2002-12-31
OWENS CORNING
filed 2003-04-04
CIK 75234

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

Explanatory Note

This Amendment No. 1 to the Registrant's annual report on Form 10-K for the year ended December 31, 2002 is being filed (1) to replace the Report of Independent Accountants appearing at pages 53-54 of the Registrant's annual report on Form 10-K filed on March 28, 2003 in order to correct a typographical error in the date of the Report of Independent Accountants and (2) to correct typographical errors in the tables appearing on pages 119 and 130 of such annual report filed on March 28, 2003. These pages comprise part of Item 8, "Financial Statements and Supplementary Data".    In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 8, as so amended (including pages 53-133 of the annual report on Form 10-K, which are incorporated by reference into such Item 8), is set forth below. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15, the Registrant is including certain currently dated certifications and an updated consent of independent accountants. The remainder of the annual report on Form 10-K filed on March 28, 2003 remains unchanged.

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

February 6, 2003

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

At December 31, 2002, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

Balance
(In millions of dollars)

Unpaid Final Settlements (NSP and other)	$0.40
Other Pending and Future Claims	1.90

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

The changes in goodwill by segment during the year ended December 31, 2002, were as follows:

		Effect of
	Balance at	Adopting		Foreign	Balance at
	December 31,	SFAS No.		Exchange	December 31,
	2001	142	Reallocation	and Other	2002
	(In millions of dollars)

Composite Solutions	$33	$-	$(15)	$-	$18
Building Materials	577	(491)	15	3	104

Total	$610	$(491)	$-	$3	$122

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

OWENS CORNING

By	/s/ Charles E. Dana	Date April 4, 2003

Charles E. Dana, Vice President – Corporate Controller and Global Sourcing

CERTIFICATION

I, David T. Brown, Chief Executive Officer of the registrant, certify that:

(1)	I have reviewed this annual report on Form 10-K of Owens Corning;

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

April 4, 2003

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

April 4, 2003

/s/ Michael H. Thaman

Michael H. Thaman
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document Description

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