Form 10-Q
period 2003-03-31
OWENS CORNING
filed 2003-05-12
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003

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

Yes / X /      No /   /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes /   /       No / X /

        Shares of common stock, par value $.10 per share, outstanding at March 31, 2003

55,269,113

PART I
ITEM 1.     FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(unaudited)

	Quarter Ended March 31,
	2003	2002
	(In millions of dollars, except share data)

NET SALES	$1,133	$1,107
COST OF SALES	974	935

Gross margin	159	172

OPERATING EXPENSES
Marketing and administrative expenses	114	127
Science and technology expenses	11	10
Restructure costs (Note 4)	2	8
Chapter 11 related reorganization items (Note 1)	32	25
Other (Note 4)	(8)	(1)

Total operating expenses	151	169

INCOME FROM OPERATIONS	8	3

Cost of borrowed funds	4	4

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	4	(1)

Income tax expense	2	-

INCOME (LOSS) BEFORE MINORITY INTEREST AND
EQUITY IN NET LOSS OF AFFILIATES	2	(1)

Minority interest	(3)	-
Equity in net loss of affiliates	-	(5)

NET LOSS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	(1)	(6)

Cumulative effect of change in accounting principle, net of tax
(Note 10)	-	(441)

NET LOSS	$(1)	$(447)

NET LOSS PER COMMON SHARE (Note 7)
Basic net loss per share	$(0.02)	$(8.12)

Diluted net loss per share	$(0.02)	$(8.12)

Weighted average number of common shares outstanding and common equivalent shares during the period (in millions)
Basic	55.1	55.1

Diluted	55.1	55.1

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31,	December 31,
ASSETS	2003	2002
	(In millions of dollars)
CURRENT
Cash and cash equivalents (Note 1)	$701	$875
Receivables	528	430
Inventories (Note 5)	523	446
Other current assets	26	23

Total current	1,778	1,774

OTHER
Restricted cash - asbestos and insurance related (Note 8)	165	165
Restricted cash, securities, and other - Fibreboard
(Notes 8 and 9)	1,372	1,365
Deferred income taxes	1,362	1,354
Goodwill (Note 10)	128	122
Investments in affiliates	41	51
Other noncurrent assets	210	202

Total other	3,278	3,259

PLANT AND EQUIPMENT, at cost
Land	70	69
Buildings and leasehold improvements	697	692
Machinery and equipment	3,177	3,201
Construction in progress	151	164

	4,095	4,126
Less - accumulated depreciation	(2,262)	(2,239)

Net plant and equipment	1,833	1,887

TOTAL ASSETS	$6,889	$6,920

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(unaudited)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002
	(In millions of dollars)
CURRENT
Accounts payable and accrued liabilities	$681	$756
Short-term debt	47	40
Long-term debt - current portion	47	65

Total current	775	861

LONG-TERM DEBT	75	71

OTHER
Other employee benefits liability	377	368
Pension plan liability	511	500
Other	105	103

Total other	993	971

LIABILITIES SUBJECT TO COMPROMISE
(Notes 1 and 8)	9,256	9,236

COMMITMENTS AND CONTINGENCIES
(Notes 1, 8 and 9)

COMPANY OBLIGATED SECURITIES OF ENTITIES
HOLDING SOLELY PARENT DEBENTURES -
SUBJECT TO COMPROMISE	200	200

MINORITY INTEREST	48	49

STOCKHOLDERS’ EQUITY
Common stock	6	6
Additional paid in capital	692	690
Deficit	(4,767)	(4,766)
Accumulated other comprehensive loss	(387)	(395)
Other	(2)	(3)

Total stockholders’ equity	(4,458)	(4,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,889	$6,920

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended March 31,
	2003	2002
	(In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net loss	$(1)	$(447)

Reconciliation of net cash provided by operating activities
Noncash items:
Provision for depreciation and amortization	50	44
Provision for impairment of fixed assets (Note 4)	28	3
Credit for deferred income taxes	(8)	(2)
Cumulative effect of accounting change (Note 10)	-	441
Other	22	16
Increase in receivables	(97)	(126)
Increase in inventories	(74)	-
Decrease in accounts payable and accrued liabilities	(78)	(119)
Decrease in restricted cash - asbestos and insurance related (Note 8)	-	7
Increase in restricted cash, securities, and other - Fibreboard
(Notes 8 and 9)	(8)	-
Change in liabilities subject to compromise (Note 1)	-	(4)
Other	6	15

Net cash flow from operations	(160)	(172)

NET CASH FLOW FROM INVESTING

Additions to plant and equipment	(26)	(39)
Proceeds from the sale of affiliate or business	9	10
Other	(1)	(1)

Net cash flow from investing	(18)	(30)

NET CASH FLOW FROM FINANCING

Other additions to long-term debt	1	-
Other reductions to long-term debt	(10)	(1)
Net increase in short-term debt	7	-
Other	-	1

Net cash flow from financing	(2)	-

Effect of exchange rate changes on cash	6	(1)

Net decrease in cash and cash equivalents	(174)	(203)

Cash and cash equivalents at beginning of period	875	764

Cash and cash equivalents at end of period	$701	$561

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

CDC Corporation	Integrex Testing Systems LLC
Engineered Yarns America, Inc.	HOMExperts LLC
Falcon Foam Corporation	Jefferson Holdings, Inc.
Integrex	Owens-Corning Fiberglas Technology Inc.
Fibreboard Corporation	Owens-Corning HT, Inc.
Exterior Systems, Inc.	Owens-Corning Overseas Holdings, Inc.
Integrex Ventures LLC	Owens Corning Remodeling Systems, LLC
Integrex Professional Services LLC	Soltech, Inc.
Integrex Supply Chain Solutions LLC

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning’s cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 8 to the Consolidated Financial Statements.

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

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other Debtors. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. In that regard, Owens Corning intends to implement a restructuring plan which would reorganize Owens Corning and its subsidiaries consistent with the Company’s major business lines and direction. The planning for the restructuring is in a preliminary stage. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and are challenging that approach in the Plan confirmation hearings described below.

The percentage recovery and value of the payments made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability.

The Plan provides two alternative frameworks for creditor recoveries. One such alternative, which would apply in the event that the Plan were approved by the major creditor constituencies, would assume an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion, and a preferred recovery to holders of bank claims of $400 million, in addition to pro rata recovery on the balance of their claims. Under the other alternative, in the context of a non-consensual framework, such aggregate asbestos liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. Hearings concerning confirmation of the Plan began on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, will be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation.

Under either Plan alternative, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 9 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with trust distribution procedures to be agreed upon. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

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

In its initial review of the filed claims, Owens Corning has identified approximately 15,000 claims, totaling approximately $8.4 billion, which it believes should be disallowed by the Bankruptcy Court, primarily because they appear to be duplicate claims or claims that are not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning has filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of these Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, at March 31, 2003, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.7 billion, as follows:

-	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 8 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

-	Approximately 600 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

-	Approximately 5,500 claims, totaling approximately $5.6 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 8 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 8 to the Consolidated Financial Statements; claims for contract rejections, totaling approximately $310 million, of which approximately $250 million are protective claims covering contracts which have not been rejected by the Debtors as of March 31, 2003; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning’s investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company’s consolidated financial position and results of operations in any given period. For a discussion of liability amounts in respect of asbestos personal injury claims, see Note 8 to the Consolidated Financial Statements.

ASBESTOS BAR DATE

A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation) has not been set. On April 11, 2003, the Official Committee of Unsecured Creditors filed a motion seeking establishment of a bar date for such asbestos-related claims. On April 25, 2003, the District Court entered an order withdrawing the reference of the Chapter 11 Cases to the USBC with respect to such motion, and staying all proceedings on such motion pending further order of the District Court.

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

As noted above, under the Plan all asbestos-related personal injury and wrongful death claims will be channeled to the Section 524(g) trust, subject to approval by the Bankruptcy Court. Please see Note 8 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

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

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 8) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. The Official Creditors’ Committee was named as a defendant in such lawsuits, solely with respect to the declaratory relief sought.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

By motion filed on or about October 16, 2002, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to orders of the Bankruptcy Court, all of the foregoing litigation, other than the action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, has been stayed until February 2, 2004, subject to the right of any defendant to move to modify/terminate the stay. The Debtors’ action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility is scheduled for trial before the District Court commencing in June 2003.

Certain Post-petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through March 31, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $394 million, of which $32 million relates to the first quarter of 2003 and $36 million relates to the first quarter of 2002.

At March 31, 2003, the Company had $701 million of cash and cash equivalents (of which approximately $2 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders).

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP Financing at March 31, 2003; however, approximately $64 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

In this respect, the Company’s Consolidated Financial Statements, and the condensed financial statements presented below, reflect charges to income of $1.381 billion for Owens Corning and $975 million for Fibreboard during the quarterly period ended September 30, 2002, in connection with asbestos-related liabilities. Please see Note 8 to the Consolidated Financial Statements.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

	Quarter Ended March 31,
	2003	2002
	(In millions of dollars)

NET SALES	$987	$973
COST OF SALES	876	849

Gross margin	111	124

OPERATING EXPENSES
Marketing and administrative expenses	102	116
Science and technology expenses	9	9
Restructure costs	2	6
Chapter 11 related reorganization items	32	25
Other (Including interest income from non-Debtors of $14 million
in 2003 and 2002)	(24)	(27)

Total operating expenses	121	129

LOSS FROM OPERATIONS	(10)	(5)

Cost of borrowed funds	1	2

LOSS BEFORE INCOME TAX BENEFIT	(11)	(7)

Income tax benefit	(3)	(2)

LOSS BEFORE MINORITY INTEREST AND EQUITY
IN NET LOSS OF AFFILIATES	(8)	(5)

Equity in net loss of affiliates	-	(5)

NET LOSS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	(8)	(10)

Cumulative effect of change in accounting principle, net of tax	-	(441)

NET LOSS	$(8)	$(451)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION BALANCE SHEET

	March 31,	December 31,
ASSETS	2003	2002
(In millions of dollars)
CURRENT
Cash and cash equivalents	$466	$622
Receivables	428	336
Receivables - non-Debtors	951	933
Inventories	403	328
Other current assets	26	23

Total current	2,274	2,242

OTHER
Restricted cash - asbestos and insurance related	165	165
Restricted cash, securities, and other - Fibreboard	1,372	1,365
Deferred income taxes	1,253	1,248
Goodwill	54	54
Investments in affiliates	17	15
Investments in non-debtor subsidiaries	761	757
Other noncurrent assets	115	117

Total other	3,737	3,721

PLANT AND EQUIPMENT, at cost
Land	42	42
Buildings and leasehold improvements	528	527
Machinery and equipment	2,348	2,391
Construction in progress	78	96

	2,996	3,056
Less - accumulated depreciation	(1,690)	(1,688)

Net plant and equipment	1,306	1,368

TOTAL ASSETS	$7,317	$7,331

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002
	(In millions of dollars)

CURRENT
Accounts payable and accrued liabilities	$500	$533
Accounts payable and accrued liabilities - non-Debtors	35	49

Total current	535	582

OTHER
Other employee benefits liability	363	355
Pension plan liability	441	429
Other	83	81

Total other	887	865

LIABILITIES SUBJECT TO COMPROMISE	9,983	9,963

STOCKHOLDERS’ EQUITY
Common stock	6	6
Additional paid in capital	692	690
Deficit	(4,493)	(4,485)
Accumulated other comprehensive loss	(291)	(290)
Other	(2)	-

Total stockholders’ equity	(4,088)	(4,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,317	$7,331

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Quarter Ended March 31,
	2003	2002
	(In millions of dollars)

NET CASH FLOW FROM OPERATIONS

Net loss	$(8)	$(451)

Reconciliation of net cash provided by operating activities
Noncash items:
Provision for depreciation and amortization	37	33
Provision for impairment of fixed assets	28	3
Credit for deferred income taxes	(5)	(3)
Cumulative effect of accounting change	-	441
Other	26	13
Increase in receivables	(109)	(127)
Increase in inventories	(75)	(6)
Decrease in accounts payable and accrued liabilities	(47)	(104)
Decrease in restricted cash - asbestos and insurance related	-	7
Increase in restricted cash, securities, and other - Fibreboard	(8)	-
Change in liabilities subject to compromise	-	(4)
Other	13	30

Net cash flow from operations	(148)	(168)

NET CASH FLOW FROM INVESTING

Additions to plant and equipment	(16)	(31)
Proceeds from the sale of affiliate or business	9	10
Other	(1)	-

Net cash flow from investing	(8)	(21)

NET CASH FLOW FROM FINANCING

Other	-	(1)

Net decrease in cash and cash equivalents	(156)	(190)

Cash and cash equivalents at beginning of period	622	605

Cash and cash equivalents at end of period	$466	$415

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	March 31,	December 31,	March 31,
	2003	2002	2002
	(In millions of dollars)

Accounts payable	$192	$192	$197
Accrued interest payable	40	40	40
Accrued liabilities	40	41	36
Debt	2,875	2,854	2,843
Income taxes payable	235	235	202
Reserve for asbestos litigation claims - Owens Corning	3,564	3,564	2,190
Reserve for asbestos-related claims - Fibreboard	2,310	2,310	1,282

Total consolidated	9,256	9,236	6,790

Payables to non-Debtors	727	727	731

Total Debtor	$9,983	$9,963	$7,521

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended March 31,
	2003	2002
	(In millions of dollars)

Professional fees	$19	$18
Payroll and compensation	7	6
Settlement of Asian credit facility	18	-
Interest income	(12)	(2)
Other, net	-	3

Total	$32	$25

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.     SEGMENT DATA

During 2003, the Company realigned its internal operating segments. Following this realignment, the Company reviewed its segments in accordance with SFAS No. 131 and concluded that the aggregation of its operating segments into two reportable segments is still appropriate; however, certain components within the segments have changed. Net sales and income from operations have been restated for all periods presented to reflect this change.

The Company has reported financial and descriptive information about each of the Company’s two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

	Quarter Ended March 31,
NET SALES	2003	2002
	(In millions of dollars)

Reportable Segments

Building Materials Systems
United States	$711	$721
Europe	1	1
Canada and other	42	34

Total Building Materials Systems	754	756

Composite Solutions
United States	253	234
Europe	85	80
Canada and other	41	37

Total Composite Solutions	379	351

Total reportable segments	$1,133	$1,107

External Customer Sales by Geographic Region

United States	$963	$955
Europe	85	81
Canada and other	85	71

Net sales	$1,133	$1,107

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.     SEGMENT DATA (continued)

	Quarter Ended March 31,
INCOME FROM OPERATIONS	2003	2002
	(In millions of dollars)

Reportable Segments

Building Materials Systems
United States	$55	$31
Europe	-	-
Canada and other	3	2

Total Building Materials Systems	58	33

Composite Solutions
United States	15	2
Europe	3	12
Canada and other	10	3

Total Composite Solutions	28	17

Total reportable segments	$86	$50

Geographic Regions

United States	$69	$33
Europe	3	12
Canada and other	14	5

Total reportable segments	$86	$50

Reconciliation to Consolidated Income (Loss) Before
Income Tax Expense

Restructuring and other charges (Note 4)	(30)	(12)
Chapter 11 related reorganization items (Note 1)	(32)	(25)
General corporate expense	(16)	(10)
Cost of borrowed funds	(4)	(4)

Consolidated income (loss) before income tax expense	$4	$(1)

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

In connection with the condensed financial statements and notes included in this Report, reference is made to the financial statements and notes thereto contained in the Company’s 2002 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

4.     RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

First Quarter 2003

In the first quarter of 2003, the Company recorded approximately $30 million in pretax charges comprised of a $2 million pretax charge to restructure costs (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)) and a charge of $28 million to cost of sales. The $2 million restructure charge represents additional non-cash asset write-downs of previously closed non-strategic facilities to fair value.

The $28 million charge to cost of sales represents the additional write-down of two groups of assets in the Building Materials segment to net realizable value. The Company is in the process of selling these assets and accordingly a valuation of the future cash flows of the assets was revised during the first quarter of 2003 using assumptions consistent with current market conditions. The Company’s ultimate decisions and actions regarding these assets require approval by the Bankruptcy Court.

2002

As a result of a comprehensive strategic review and actions taken, the Company recorded approximately $166 million in pretax charges during 2002, comprised of a $61 million pretax restructure charge and $105 million of pretax other charges. The Company recorded $113 million in the fourth quarter of 2002, $44 million in the third quarter, $(3) million in the second quarter, and $12 million in the first quarter.

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of 830 positions due to plant closures in the U.S. and U.K. and $18 million of severance costs associated with the elimination of 349 other positions, primarily impacting administrative personnel. As of March 31, 2003, all but 14 of these positions were actually eliminated. As of March 31, 2003, approximately $28 million has been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities. As of March 31, 2003, approximately $1 million has been paid and charged against the reserve for exit cost liabilities.

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

Status of Liability for Restructuring Programs

In 2000, we implemented the first phase of a strategic restructuring program, which continued throughout 2001, 2002, and the first quarter of 2003. The following table summarizes the status of the liabilities from these restructuring programs, including cumulative spending and adjustments and the remaining balance as of March 31, 2003:

		Facility and
	Personnel	Business Exit
	Costs	Costs	Total
	(In millions of dollars)

Charges to expense	$16	$4	$20
Payments	4	1	5

Balance at December 31, 2000	12	3	15

Charges to expense	21	-	21
Payments	24	3	27

December 31, 2001	9	-	9

Charges to expense	35	2	37
Payments	16	1	17

Balance at December 31, 2002	28	1	29

Payments	18	-	18

Balance at March 31, 2003	$10	$1	$11

During 1997 and 1998, the Company implemented a restructuring program related to closing manufacturing locations and reducing overhead. As of March 31, 2003, approximately $15 million in reserves remain and are primarily related to ongoing personnel severance costs.

Long-Lived Asset Accounting

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2003	2002
	(In millions of dollars)

Finished goods	$446	$385
Materials and supplies	168	149

FIFO inventory	614	534
Excess of FIFO over LIFO	(91)	(88)

Total inventories	$523	$446

Approximately $205 million and approximately $150 million of total inventories were valued using the LIFO method at March 31, 2003 and December 31, 2002, respectively.

6.     COMPREHENSIVE INCOME

The Company’s comprehensive income for the quarters ended March 31, 2003 and 2002 was income of $7 million and a loss of $439 million, respectively. The Company’s other comprehensive income includes: (1) net income; (2) currency translation adjustments; (3) minimum pension liability adjustments; and (4) deferred gains and losses on certain hedging transactions to record at fair value.

7.     EARNINGS PER SHARE

For the quarters ended March 31, 2003 and 2002, net losses of $1 million and $447 million, respectively, were used for both basic and diluted earnings per share. For the same periods, 55,103 thousand shares and 55,087 thousand shares, respectively, were used for weighted average number of shares outstanding for both basic and diluted earnings per share.

For the quarter ended March 31, 2003, the number of shares used in the calculation of diluted earnings per share did not include approximately 122 thousand common equivalent shares of non-vested restricted stock, 24 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect. For the quarter ended March 31, 2002, the number of shares used in the calculation of diluted earnings per share did not include approximately 238 thousand common equivalent shares of non-vested restricted stock, 26 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS

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

As more fully discussed in Note 1 and under the heading “Reserve” below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on March 28, 2003 a proposed amended joint plan of reorganization for the Debtors, that provides for two alternative frameworks for creditor recoveries. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

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
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At March 31, 2003, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will ultimately be under the terms of any plan or plans of reorganization. However, in 2001, the holder of approximately $49 million of Undistributed Administrative Deposits for Owens Corning (and approximately $28 million of similar Undistributed Administrative Deposits for Fibreboard) filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds (“Subject Deposits”) to the escrow beneficiaries. As the result of hearings held on June 20 and July 22, 2002, the Bankruptcy Court has ruled that escrow beneficiaries that had received both written notice of approval for payment and an initial payment from the Subject Deposits prior to the Petition Date would be entitled to receive their remaining payments (plus post-judgment interest after June 20, 2002) from the principal of the Subject Deposits, with the balance of the Subject Deposits, if any, plus any other investment proceeds to be returned to Owens Corning (or Fibreboard, as appropriate) as contributor of the deposits. The Official Committee of Unsecured Creditors and the Legal Representative for the class of future asbestos claimants have each filed a notice of appeal from the order.

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

As of March 31, 2003, a reserve of approximately $3.6 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Reserve for asbestos litigation claims”.

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
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The Chapter 11 Cases have significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against Owens Corning and will likely have the effect of increasing the number and ultimate cost of resolution of such claims substantially. In particular, the status of the NSP Agreements and the ultimate treatment of pending and future claims thereunder will depend on the outcome of negotiations among the various constituencies in the Chapter 11 Cases and determinations by the Bankruptcy Court as to the issues involved, none of which can be predicted at this time. The uncertainties associated with the status of the NSP Agreements and the treatment of claims thereunder include the following:

-	It is possible that one or more constituencies in the Chapter 11 Cases may seek to set aside the NSP Agreements on various grounds. In any event, it is highly uncertain how any plan or plans of reorganization will ultimately treat the various types of NSP claims, including without limitation claims with no evidence of significant medical impairment, or whether such unimpaired claims will be treated as allowed claims thereunder.

-	The settlement values for specified categories of disease set forth in the NSP Agreements were established by arm’s-length negotiations with the participating law firms in circumstances very different from those prevailing in the Chapter 11 Cases. The settlement values available to individual claimants under the arrangements to be included in any plan or plans of reorganization may vary substantially from those contemplated by the NSP Agreements. Because Owens Corning’s estimate of liabilities in respect of non-NSP claims assumed payment of settlement values similar to those contained in the NSP Agreements, such estimate is subject to similar uncertainty.

Additional uncertainties raised by the Chapter 11 Cases include the following:

-	The impact, if any, the Administrative Consolidation will have on the timing, outcome or other aspects of the Chapter 11 Cases.

-	It is uncertain what claim submission process will be prescribed by the Bankruptcy Court for pre-petition asbestos claims against Owens Corning or Fibreboard and what effects such process may have, including on the number of such claims. Moreover, the Filing, including the significant publicity associated with the Chapter 11 Cases and notices required by the Bankruptcy Code that must be given to creditors and other parties in interest, has significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of not only pre-petition claims but also additional claims that may be asserted in the course of the Chapter 11 Cases.

-	Owens Corning anticipates that the number and estimated aggregate value of allowed future claims will ultimately be determined either as a result of negotiations involving the Legal Representative for the class of future asbestos claimants and the other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations, or Bankruptcy Court determination, at this time.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

None of the creditor constituencies has yet made available to Owens Corning a report of any such analysis of liability for pre-petition or future asbestos claims. However, based upon its recent discussions and negotiations with representatives of the creditor constituencies, Owens Corning believes that some of these creditor analyses associated with the resolution of Owens Corning’s and Fibreboard’s asbestos-related liabilities in the context of the Chapter 11 proceedings will be well in excess of Owens Corning’s and Fibreboard’s current asbestos-related reserves. For example, the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have taken the position that the aggregate amount of pre-petition and future asbestos claims for Owens Corning and Fibreboard, on a combined net present value basis, is in excess of $16 billion. In addition, in October 2002, Owens Corning and Fibreboard completed their own analyses of liability for purposes of facilitating plan discussions, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicate net present

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately $5.874 billion, if NSP settlement values are assumed, and $8.547 billion, if 5-year historical settlement values for Owens Corning and Fibreboard, respectively, are used. Based upon these analyses and the information derived from Owens Corning’s discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning decided, in connection with its financial statements for the third quarter of 2002, to increase its and Fibreboard’s aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning’s and Fibreboard’s analyses. Consequently, Owens Corning increased its reserves for the period ended September 30, 2002, through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion. In addition, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 9) was reduced to zero as of September 30, 2002.

As noted above and in Note 1, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on March 28, 2003 a proposed amended joint plan of reorganization for the Debtors, that provides two alternative frameworks for creditor recoveries. One such alternative, that would apply in the event that the Plan were approved by the major creditor constituencies, would assume an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion (on a net present value basis), composed of $10.7 billion for Owens Corning and $5.3 billion for Fibreboard. Under the other alternative, such liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. Although Owens Corning believes that estimates in the amounts reflected in the first alternative are supportable, it is currently anticipated that the number and estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations at this time. The Company’s bank and bond creditor groups, for example, have continued to assert that such aggregate liability approximates the amount of Owens Corning’s existing reserves. Ultimately, Owens Corning’s (and Fibreboard’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

At March 31, 2003, the approximate balances of the components of Owens Corning’s asbestos-related reserve were:

Balance
(In billions of dollars)

Unpaid Final Settlements (NSP and other)	$ 0.60
Other Pending and Future Claims	3.00

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

In connection with this asbestos reserve, Owens Corning notes that:

-	The “Unpaid Final Settlements” component represented the remaining estimated cost for all asbestos personal injury claims pending against Owens Corning which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.

-	The “Other Pending and Future Claims” component represented the estimated cost of resolving, through the Chapter 11 process, (i) asbestos personal injury claims pending against Owens Corning which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Owens Corning which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Owens Corning made after the Petition Date.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

As discussed in Item A above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on March 28, 2003 a proposed amended joint plan of reorganization for the Debtors (including Fibreboard) that provides two alternative frameworks for creditor recoveries. One such alternative, that would apply in the event that the Plan were approved by the major creditor constituencies, would assume an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion (on a net present value basis), composed of $10.7 billion for Owens Corning and $5.3 billion for Fibreboard. Under the other alternative, such liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. Although Owens Corning believes that estimates in the amounts reflected in the first alternative are supportable, it is currently anticipated that the number and estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations at this time. The Company’s bank and bond creditor groups, for example, have continued to assert that such aggregate liability approximates the amount of Owens Corning’s existing reserves. Ultimately, Owens Corning’s (and Fibreboard’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

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
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

Insurance Settlement

In 1993, Fibreboard and two of its insurers, Continental Casualty Company (“Continental”) and Pacific Indemnity Company (“Pacific”), entered into the Insurance Settlement. The Insurance Settlement became effective in the fourth quarter of 1999.

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

As of March 31, 2003, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.245 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 9) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At March 31, 2003, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 9 for additional information concerning the Fibreboard Settlement Trust.

At this time, Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims (see Item A) will ultimately be under the terms of any plan or plans of reorganization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, this reserve was increased in the third quarter of 2002 through a charge to income of $975 million. As of March 31, 2003, a reserve of approximately $2.3 billion in respect of these asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing, including those set forth in Item A above. In addition, as noted above, the Debtors filed on March 28, 2003 a proposed amended joint plan of reorganization for the Debtors (including Fibreboard) that provided for two alternative frameworks for creditor recoveries. One such alternative, in the context of a consensual framework, specified an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion (on a net present value basis) composed of $10.7 billion for Owens Corning and $5.3 billion for Fibreboard. Under the other alternative, such liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the proposed plan. Although Owens Corning believes that estimates in the amounts reflected in the first alternative are supportable, it is currently anticipated that the number and estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations at this time. The Company’s bank and bond creditor groups, for example, have continued to assert that such aggregate liability approximates the amount of Owens Corning’s existing reserves. Ultimately, Fibreboard’s (and Owens Corning’s) total liability for asbestos claims will be finally determined after a

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. In light of the above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization ultimately confirmed.

At March 31, 2003, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

Balance
(In billions of dollars)

Unpaid Final Settlements (NSP and other)	$0.40
Other Pending and Future Claims	1.90

In connection with this asbestos reserve, Owens Corning notes that:

-	The “Unpaid Final Settlements” component represented the remaining estimated cost for all asbestos personal injury claims pending against Fibreboard which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.

-	The “Other Pending and Future Claims” component represented the estimated cost of resolving, through the Chapter 11 process, (i) asbestos personal injury claims pending against Fibreboard which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Fibreboard which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Fibreboard made after the Petition Date.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

ITEM C. - OTHER ASBESTOS-RELATED MATTERS

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

Insurance

As of March 31, 2003, Owens Corning’s financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

As previously reported, late in the second quarter of 2001, Owens Corning entered into a settlement agreement with one of its excess insurance carriers, resolving a dispute concerning coverage from such insurer for non-products asbestos-related personal injury claims. As a result, during the third quarter of 2001, the carrier funded $55 million into an escrow account to be released in conjunction with implementation of an approved plan of reorganization. The escrowed funds plus earnings are reflected on Owens Corning’s consolidated balance sheet as restricted assets, under the category “Restricted cash - asbestos and insurance related”.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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
(unaudited)

8.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

By motion filed on or about October 16, 2002, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to orders of the Bankruptcy Court, all of the foregoing litigation, other than the action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, has been stayed until February 2, 2004, subject to the right of any defendant to move to modify/terminate the stay. The Debtors’ action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility is scheduled for trial before the District Court commencing in June 2003.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 8, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of March 31, 2003, the Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At March 31, 2003, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 8, Part B). As of March 31, 2003, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”. At March 31, 2003, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $2.310 billion.

For accounting purposes, the Trust Assets are classified from time to time as “trading securities”, “available for sale”, or “held to maturity” and are reported in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, marketable securities classified as trading securities and available for sale are recorded at fair market value and marketable securities designated as held to maturity are recorded at amortized cost. At March 31, 2003 and 2002, substantially all marketable securities were classified as “trading securities”.

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

Results for the Periods Ended March 31, 2003 and 2002

During the first quarters of 2003 and 2002, Trust Assets generated interest/dividend earnings of approximately $14 million and $13 million, respectively. The $14 million generated in the first quarter of 2003 was recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss). The $13 million generated during the first quarter of 2002 was recorded as an increase in the carrying amount of the assets on Owens Corning’s Consolidated Balance Sheet and as other income on the Consolidated Statement of Income (Loss). The income generated in the first quarter of 2002 was offset by an equal charge to other expense, which represented an increase in the residual liability to charity.

At March 31, 2003 and 2002, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $5 million and $9 million, respectively, recorded as a decrease in the carrying amount of the assets on the Consolidated Balance Sheet. The $5 million loss generated during 2003 was recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). The $9 million loss generated during 2002 was reflected as other expense on the Consolidated Statement of Income (Loss). The loss generated in the first quarter of 2002 was offset by an equal charge to other income, which represented a decrease in the residual obligation to charity.

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the first quarter of 2003 or 2002. However, approximately $1 million was paid during the first quarter of 2002 for taxes related to earnings of the Trust. This payment was funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities resulted in a realized loss of approximately $1 million during each of the first quarters of 2003 and 2002. Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

At March 31, 2003, the fair value of Trust Assets and Administrative Deposits was $1.372 billion, which was comprised of Trust Assets of $1.245 billion of marketable securities and Administrative Deposits of $127 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the three months ended March 31, 2003:

		Interest	Unrealized	Realized
	Balance	and	Gain/	Gain/		Balance
	12/31/02	Dividends	(Loss)	(Loss)	Other	3/31/03
	(In millions of dollars)

Assets
Trust Assets:
Marketable securities - trading	$1,238	$14	$(5)	$(1)	$(1)	$1,245

Administrative Deposits	127	-	-	-	-	127

Total assets	$1,365	$14	$(5)	$(1)	$(1)	$1,372

Liabilities
Accounts payable	$18	$-	$-	$-	$-	$18
Asbestos litigation claims	2,310	-	-	-	-	2,310

Total Trust liabilities	2,328	-	-	-	-	2,328

Liabilities in excess of assets	(963)	14	(5)	(1)	(1)	(956)

Total Trust liabilities net of liabilities in excess of assets	$1,365	$14	$(5)	$(1)	$(1)	$1,372

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.     GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), to account for goodwill and other intangibles. SFAS No. 142 requires an annual review for impairment using a fair value methodology.

The Company applied SFAS No. 142 beginning in the first quarter of 2002, which required the Company to cease amortizing goodwill and indefinite-lived intangibles. The Company has no indefinite-lived intangibles, separately identified. In addition, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. Based on this analysis the January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $491 million, resulting in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

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

The changes in goodwill by segment during each of the quarters ended March 31, 2003 and 2002, were as follows:

	Quarter Ended March 31, 2003
	Balance at	Foreign	Balance at
	December 31,	Exchange and	March 31,
	2002	Other	2003
	(In millions of dollars)

Composite Solutions	$18	$2	$20
Building Materials Systems	104	4	108

Total	$122	$6	$128

	Quarter Ended March 31, 2002
	Balance at	Effect of		Foreign	Balance at
	December 31,	Adopting		Exchange	March 31,
	2001	SFAS No. 142	Reallocation	and Other	2002
	(In millions of dollars)

Composite Solutions	$33	$-	$(15)	$-	$18
Building Materials Systems	577	(491)	15	2	103

Total	$610	$(491)	$-	$2	$121

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.     GOODWILL AND OTHER INTANGIBLES (continued)

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the first quarter of 2003 and 2002. The Company estimates that amortization of intangibles will be approximately $3 million for each of the next five years. The components of other intangible assets are as follows:

		March 31, 2003
	Weighted Average	Gross Carrying	Accumulated
	Lives	Amount	Amortization
		(In millions of dollars)

Contract-based	6	$5	$(1)
Technology-based	21	17	(9)
Marketing-related	6	13	(9)

		$35	$(19)

11.     STOCK COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS No. 148”). Effective December 31, 2002, the Company adopted the amendments to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) provided in paragraphs 2(a)-2(e) of this Statement. Effective January 1, 2003, the Company adopted the amendment to SFAS No. 123 provided in paragraph 2(f) of this Statement, and the amendment to Opinion 28 provided in paragraph 3. The effect of adoption was not material to the Company.

The Company applies SFAS No. 123 and SFAS No. 148 for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS No. 123 and SFAS No. 148. The expense recorded in the first quarters of 2003 and 2002 was not material.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.     STOCK COMPENSATION (continued)

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Quarter Ended March 31,
	2003	2002
	(In millions of dollars,
	except share data)

Net loss, as reported	$(1)	$(447)
Less - total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(1)	(1)

Pro forma net loss	$(2)	$(448)

Basic net loss per share
As reported	$(0.02)	$(8.12)
Pro forma	(0.03)	(8.12)

Diluted net loss per share
As reported	$(0.02)	$(8.12)
Pro forma	(0.03)	(8.12)

12.     OTHER ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Statement (1) rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, (2) amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and (3) amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The effect of adoption was not material to the Company.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.     OTHER ACCOUNTING PRONOUNCEMENTS (continued)

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The effect of adoption was not material to the Company, however, prospectively the timing of related future charges may be different than those recorded in prior periods.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". This Interpretation clarifies disclosures that are required to be made for certain guarantees at the time the guarantees are issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective December 31, 2002, the Company adopted the disclosure requirements in this Interpretation, including those relating to warranty obligations. Effective January 1, 2003, the Company adopted the initial recognition and initial measurement provisions of this Interpretation on a prospective basis for guarantees issued or modified after December 31, 2002. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". Effective July 1, 2003, the Company will adopt the provisions of this interpretation which requires the primary beneficiary in a variable interest entity to consolidate the entity, even if the primary beneficiary does not have a majority voting interest, for variable interest entities existing prior to January 31, 2003. Effective January 31, 2003, the Company adopted the consolidation requirements of this Interpretation for any variable interest entity created on or after that date. Effective December 31, 2002, the Company adopted the requirements of this interpretation for entities to disclose information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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
Integrex Supply Chain Solutions LLC

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning’s cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 8 to the Consolidated Financial Statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other Debtors. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. In that regard, Owens Corning intends to implement a restructuring plan which would reorganize Owens Corning and its subsidiaries consistent with the Company’s major business lines and direction. The planning for the restructuring is in a preliminary stage. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and are challenging that approach in the Plan confirmation hearings described below.

The percentage recovery and value of the payments made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability.

The Plan provides two alternative frameworks for creditor recoveries. One such alternative, which would apply in the event that the Plan were approved by the major creditor constituencies, would assume an aggregate liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard of $16 billion, and a preferred recovery to holders of bank claims of $400 million, in addition to pro rata recovery on the balance of their claims. Under the other alternative, in the context of a non-consensual framework, such aggregate asbestos liabilities would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. Hearings concerning confirmation of the Plan began on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, will be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

Under either Plan alternative, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 9 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with trust distribution procedures to be agreed upon. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter- company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”, which is in default) or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc., an indirect wholly-owned subsidiary of Owens Corning (“Exterior”), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative agreement is reached to release such entities from their guaranty obligations, Owens Corning expects to cause IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, to file for relief under Chapter 11 of the Bankruptcy Code, and to join in the proposal of the Plan, and will also seek to cause those Non-Debtor Subsidiaries to be substantively consolidated with the current Debtors for the purposes set forth in the Plan.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

In its initial review of the filed claims, Owens Corning has identified approximately 15,000 claims, totaling approximately $8.4 billion, which it believes should be disallowed by the Bankruptcy Court, primarily because they appear to be duplicate claims or claims that are not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning has filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of these Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, at March 31, 2003, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.7 billion, as follows:

-	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 8 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

-	Approximately 600 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

-	Approximately 5,500 claims, totaling approximately $5.6 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 8 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 8 to the Consolidated Financial Statements; claims for contract rejections, totaling approximately $310 million, of which approximately $250 million are protective claims covering contracts which have not been rejected by the Debtors as of March 31, 2003; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning’s investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company’s consolidated financial position and results of operations in any given period. For a discussion of liability amounts in respect of asbestos personal injury claims, see Note 8 to the Consolidated Financial Statements.

ASBESTOS BAR DATE

A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation) has not been set. On April 11, 2003, the Official Committee of Unsecured Creditors filed a motion seeking establishment of a bar date for such asbestos-related claims. On April 25, 2003, the District Court entered an order withdrawing the reference of the Chapter 11 Cases to the USBC with respect to such motion, and staying all proceedings on such motion pending further order of the District Court.

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

As noted above, under the Plan all asbestos-related personal injury and wrongful death claims will be channeled to the Section 524(g) trust, subject to approval by the Bankruptcy Court. Please see Note 8 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Owens Corning’s strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. In 2000, we implemented the first phase of a strategic restructuring program, which continued throughout 2001, 2002, and the first quarter of 2003. The specific objectives of this program are discussed in “Restructuring of Operations and Other Charges” below and in Note 4 to the Consolidated Financial Statements. This program was initiated in 2000 as a result of the Company experiencing significant increases in certain of our costs, particularly roofing and vinyl raw material costs, due to higher crude oil prices and tight supply conditions for polyvinyl chloride (“PVC”), respectively. Increased energy costs, reflecting changes in the availability of natural gas, also contributed to cost increases during 2000. These increases, coupled with a fall in demand for building materials associated with a weakening economy, significantly reduced our margins and income from operations for the second half of the year 2000 and into the first half of 2001. During 2001, 2002, and the first quarter of 2003, the overall economy remained weak, particularly impacting results in Composite Solutions markets. The Company forecasts that the ongoing implementation of the strategic restructuring program will lead to lower manufacturing and administrative costs in the remainder of 2003.

Key factors affecting the Company’s Building Materials markets include interest rates, new housing starts, and remodeling activity. Despite the weakness in the overall economy, the historically low interest rates experienced in recent periods have contributed to relative strength in new housing starts and demand for the Company’s Building Materials products. Were interest rates to rise, it is likely that housing starts and demand for Building Materials products would be negatively impacted. In addition, higher energy and material costs may cause pressure on margins. In the Composite Solutions segment, the Company forecasts that a moderate market in North America and a slow European market will combine for minimal growth over the next year. In addition, overcapacity in the global market will contribute to price pressure on the Composite Solutions business, and higher energy and material costs may cause continuing pressure on margins.

Sales and Profitability for the Quarter Ended March 31, 2003 and 2002

Net sales for the quarter ended March 31, 2003, were $1.133 billion, a 2% increase from the first quarter of 2002 level of $1.107 billion. The higher sales in 2003 reflect the benefit of higher prices in both Building Materials and Composite Solutions primarily in the United States, partially offset by volume decreases in our siding business primarily in the United States. In addition, the impact of currency translation on sales denominated in foreign currencies was slightly favorable during 2003 compared to 2002, reflecting a weaker U.S. dollar during 2003.

Sales outside the United States represented 15% of total sales for the quarter ended March 31, 2003, compared to 14% during the first quarter of 2002.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin for the first quarter of 2003 was 14% of net sales, compared to 16% in 2002. The decrease was primarily the result of other charges of $28 million included in cost of sales, as described below in “Restructuring of Operations and Other Charges”. Also contributing to the decrease were increased material, labor, and delivery costs in both business segments, partially offset by higher prices in our residential roofing business in the United States. While the Composite Solutions business also achieved price increases in certain markets, such increases generally were the result of passing through higher raw material costs.

Marketing and administrative expenses were $114 million during the first quarter of 2003 compared to $127 million during the first quarter of 2002. The decrease is primarily attributable to continued cost-cutting measures.

On a comparative basis, income from operations increased to $8 million for the quarter ended March 31, 2003 from $3 million in 2002. This increase was primarily due to a decrease in marketing and administrative expenses. Other factors contributing to the increase included lower restructure costs, as described below in “Restructuring of Operations and Other Charges”, of $2 million in 2003 as compared to $8 million in 2002, and a favorable currency translation effect on income. Negatively impacting income from operations were a lower gross margin in 2003 and Chapter 11 related reorganization items increasing to $32 million in the first quarter of 2003 from $25 million in the first quarter of 2002. In addition to the impact on gross margin above, on a business segment basis, income from operations was impacted by volume increases in the residential roofing business. Please see Note 2 to the Consolidated Financial Statements for further details of segment income from operations.

The Company currently projects that its effective tax rate for the full year 2003 will be 42%, compared to 1% for the full year 2002. In the third quarter of 2002, the Company increased its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (See Note 10 to the Consolidated Financial Statements). In connection with such charges, management evaluated the amount of deferred tax assets attributable to such charges and also assessed the likelihood of realization of such deferred tax assets in light of the Company’s financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that, as of September 30, 2002, a valuation allowance was required for the full amount of such attributable deferred tax assets. As a result, no tax benefit was recorded in connection with the third quarter 2002 asbestos-related charges discussed above.

For the quarter ended March 31, 2003, Owens Corning reported a net loss of $1 million, or $(0.02) per share, compared to a net loss of $447 million, or $(8.12) per share, for the first quarter of 2002. In addition to the items described above, the decrease in net loss in the first quarter of 2003 as compared to 2002 was due to a non-cash charge of $491 million ($441 million net of tax) in the first quarter of 2002 as the result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002. Please see “Accounting Changes” below for additional information. Cost of borrowed funds during each of 2002 and 2001 was $4 million (from the Petition Date through March 31, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $394 million, of which $32 million relates to the first quarter of 2003 and $36 million relates to the first quarter of 2002 (please see Note 1 to the Consolidated Financial Statements)).

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

Ongoing Business Review

In connection with the Chapter 11 proceedings and the development of a plan or plans of reorganization, the Company initiated a comprehensive strategic review of its businesses. As a result of that review, the Company anticipates that additional restructuring and similar charges, including asset impairment and wind-up costs, may be identified and recorded during the remainder of 2003 and periods beyond. Such charges could be material to the consolidated financial position and results of operations of the Company in any given period. In addition, Owens Corning notes that certain of its businesses are operated wholly or in part through subsidiary entities. To the extent that any restructuring or similar charges impact such subsidiary entities, the financial condition or results of operations of such subsidiary entities, and potentially other entities holding obligations of such subsidiary entities, may be adversely impacted, perhaps materially.

First Quarter 2003

In the first quarter of 2003, the Company recorded approximately $30 million in pretax charges comprised of a $2 million pretax charge to restructure costs (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)) and a charge of $28 million to cost of sales. The $2 million restructure charge represents additional non-cash asset write-downs of previously closed non-strategic facilities to fair value.

The $28 million charge to cost of sales represents the additional write-down of two groups of assets in the Building Materials segment to net realizable value. The Company is in the process of selling these assets and accordingly a valuation of the future cash flows of the assets was revised during the first quarter of 2003 using assumptions consistent with current market conditions. The Company’s ultimate decisions and actions regarding these assets require approval by the Bankruptcy Court.

2002

As a result of a comprehensive strategic review and actions taken, the Company recorded approximately $166 million in pretax charges during 2002, comprised of a $61 million pretax restructure charge and $105 million of pretax other charges. The Company recorded $113 million in the fourth quarter of 2002, $44 million in the third quarter, $(3) million in the second quarter, and $12 million in the first quarter.

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of 830 positions due to plant closures in the U.S. and U.K. and $18 million of severance costs associated with the elimination of 349 other positions, primarily impacting administrative personnel. As of March 31, 2003, all but 14 of these positions were actually eliminated. As of March 31, 2003, approximately $28 million has been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities. As of March 31, 2003, approximately $1 million has been paid and charged against the reserve for exit cost liabilities.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $160 million for the quarter ended March 31, 2003, versus negative $172 million for the quarter ended March 31, 2002. Cash flow from operations in each period was driven primarily by changes in working capital items. Cash flow from operations in the first quarter of 2003 also reflects a restructuring agreement with the financial institution responsible for an Asian credit facility to certain subsidiaries of the Company, guaranteed by Owens Corning. As a result of this agreement, the Company recorded (1) an increase of approximately $22 million in debt subject to compromise for an allowed guarantee claim and (2) a reduction of debt of approximately $4 million.

Inventories at March 31, 2003 were $523 million, an increase of $77 million from the December 31, 2002 level of $446 million. Receivables at March 31, 2003 were $528 million, a $98 million increase over the December 31, 2002 level of $430 million. Accounts payable and accrued liabilities were $681 million at March 31, 2003 as compared to $756 million at December 31, 2002, a decrease of $75 million primarily attributable to a decrease in employee benefit related liabilities and a decrease in reserves for restructure and other related charges discussed above in “Restructuring of Operations and Other Charges”. At March 31, 2003, our net working capital was $1,003 million and we had a current ratio of 2.29, compared to $913 million and 2.06, respectively, at December 31, 2002. The change in working capital and current ratio reflect normal seasonal trends.

Investing activities consumed $18 million of cash during the quarter ended March 31, 2003, compared to $30 million during the first quarter of 2002. Capital spending for property, plant and equipment, excluding acquisitions, was $26 million in the first quarter of 2003 and $39 million in the first quarter of 2002. We anticipate that 2003 spending for capital and investments will be approximately $260 million, the majority of which is uncommitted. We expect that these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities in the quarter ended March 31, 2003 resulted in a decrease of cash of $2 million compared to no change in the quarter ended March 31, 2002. At March 31, 2003, we had $2.875 billion of borrowings subject to compromise and $169 million of other borrowings (of which $74 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At March 31, 2002, we had $2.843 billion of borrowings subject to compromise and $113 million of other borrowings (of which $96 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

At March 31, 2003, the Company had $701 million of Cash and Cash Equivalents (of which approximately $2 million was subject to administrative freeze pending the resolution of certain alleged set-off rights by certain pre-petition lenders) as compared to $561 million at March 31, 2002 (of which approximately $38 million was subject to such administrative freeze). The $2 million of cash and cash equivalents subject to administrative freeze on March 31, 2003, is expected to be applied during the second quarter of 2003 to reduce debt outstanding under the Asian credit facility discussed above. Approximately $2 million of amounts previously subject to administrative freeze were released during the first quarter of 2003 as part of the restructuring of such credit facility. During the second quarter of 2002, the Bankruptcy Court approved a settlement reached with certain pre-petition lenders covering approximately $36 million of funds previously subject to administrative freeze (of which approximately $32 million was previously reflected in cash and cash equivalents). Under this settlement, the Company received approximately $18 million of the funds and the remainder was applied by the lenders to satisfy certain pre-petition indebtedness.

The Company has significant liabilities related to pension plans for its employees. The Company has reviewed its assumptions related to the valuation of this liability, including the rate of return on pension plan assets and the discount rate on the liability compared to actual results to date. This resulted in management changing its assumptions for 2003, which will contribute to an increase in the pension plan expense of approximately $33 million in 2003 as compared to 2002. In addition, the actual decrease in the market value of assets during 2002 and lower interest rates will likely result in the Company making contributions to the pension plans in the range of $300 million to $400 million over the remainder of 2003 and 2004. These contributions will be made from the Company’s current cash balance and cash generated in the future. The Company’s recorded long-term pension plan liability increased to $511 million at March 31, 2003, from $296 million at March 31, 2002, primarily as the result of changes in certain actuarial assumptions and a decline in plan asset values due to market conditions. These factors were also the primary contributors to the increase in accumulated other comprehensive loss. The ultimate cash flow impact to the Company, if any, of the pension plan liability, and the timing of any such impact, will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP financing at March 31, 2003, however, approximately $64 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to its affiliates.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

ACCOUNTING CHANGES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which it uses to account for goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires an annual review for impairment using a fair value methodology. The impact of adoption resulted in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. The goodwill recorded in the December 31, 2001 financial statements, which included the $491 million described above, was supported by the undiscounted estimated future cash flow of the related operations in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. See Note 10 to Owens Corning’s Consolidated Financial Statements for further details.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Statement (1) rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, (2) amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and (3) amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The effect of adoption was not material to the Company.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The effect of adoption was not material to the Company, however, prospectively the timing of related future charges may be different than those recorded in prior periods.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". This Interpretation clarifies disclosures that are required to be made for certain guarantees at the time the guarantees are issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective December 31, 2002, the Company adopted the disclosure requirements in this Interpretation, including those relating to warranty obligations. Effective January 1, 2003, the Company adopted the initial recognition and initial measurement provisions of this Interpretation on a prospective basis for guarantees issued or modified after December 31, 2002. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". Effective December 31, 2002, the Company adopted the amendments to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) provided in paragraphs 2(a)-2(e) of this Statement. Effective January 1, 2003, the Company adopted the amendment to SFAS No. 123 provided in paragraph 2(f) of this Statement, and the amendment to Opinion 28 provided in paragraph 3. The effect of adoption was not material to the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". Effective July 1, 2003, the Company will adopt the provisions of this interpretation which requires the primary beneficiary in a variable interest entity to consolidate the entity, even if the primary beneficiary does not have a majority voting interest, for variable interest entities existing prior to January 31, 2003. Effective January 31, 2003, the Company adopted the consolidation requirements of this Interpretation for any variable interest entity created on or after that date. Effective December 31, 2002, the Company adopted the requirements of this interpretation for entities to disclose information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

ENVIRONMENTAL MATTERS

The Company has been deemed by the Environmental Protection Agency (EPA) to be a Potentially Responsible Party (PRP) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At March 31, 2003, a total of 57 such PRP designations remained unresolved by the Company. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company has established a $24 million reserve for our Superfund (and similar state, local and private action) contingent liabilities. In connection with the Filing, the Company has initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company will seek settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the Company’s 2002 annual report on Form 10-K for the Company’s quantitative and qualitative disclosure about market risk.

ITEM 4.      CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II

ITEM 1.      LEGAL PROCEEDINGS

Note 8 to Owens Corning’s Consolidated Financial Statements, entitled “Contingent Liabilities and Other Matters”, is incorporated here by reference.

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

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. On March 28, 2003, the same proponents filed a proposed amended joint plan of reorganization (the “Plan”) in the USBC. The Plan is subject to confirmation by the Bankruptcy Court. Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the

ITEM 1.      LEGAL PROCEEDINGS (continued)

reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed or the treatment of creditors thereunder. The Plan is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning’s Consolidated Financial Statements above. Also see Part II, Item 1, above.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning’s Consolidated Financial Statements above. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $74 million as of March 31, 2003, as current on the Consolidated Balance Sheet.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5.      OTHER INFORMATION

The Company does not elect to report any information under this Item.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

         See Exhibit Index below, which is incorporated here by reference.

(b)     Reports on Form 8-K.

         During the quarter ended March 31, 2003, Owens Corning filed the following current reports on
         Form 8-K:

-	Dated January 17, 2003, under Item 5, in connection with the filing of a Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-in-Possession.
-	Dated February 10, 2003, under Item 9, in connection with a press release of Owens Corning dated February 10, 2003.
-	Dated March 21, 2003, under Item 5, in connection with a press release of Owens Corning dated March 21, 2003.
-	Dated March 28, 2003, under Item 5, in connection with the filing of an Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-in- Possession and a related Disclosure Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: May 12, 2003	By: /s/ Michael H. Thaman
Michael H. Thaman Chairman of the Board and Chief Financial Officer (as duly authorized officer)

Date: May 12, 2003	By: /s/ Charles E. Dana
Charles E. Dana Vice President - Corporate Controller and Global Sourcing

CERTIFICATION

I, David T. Brown, Chief Executive Officer of the registrant, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Owens Corning;

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

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

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

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

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

(10)	Material Contracts.

Executive Supplemental Benefit Plan, as amended (filed herewith).

(99)	Additional Exhibits.

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (filed herewith).

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (filed herewith).