Form 10-Q
period 2003-06-30
OWENS CORNING
filed 2003-08-12
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003

Commission File No. 1-3660

Owens Corning

One Owens Corning Parkway

Toledo, Ohio 43659

Area Code (419) 248-8000

A Delaware Corporation

I.R.S.Employer Identification No. 34-4323452

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

Yes /     /     No / X /

Shares of common stock, par value $0.10 per share, outstanding at June 30, 2003

55,274,337

PART I
ITEM 1.     FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In millions, except per share data)

NET SALES	$1,239	$1,285	$2,372	$2,392
COST OF SALES	1,024	1,043	1,998	1,978

Gross margin	215	242	374	414

OPERATING EXPENSES
Marketing and administrative expenses	116	144	230	271
Science and technology expenses	10	10	21	20
Restructure costs (Note 4)	-	(1)	2	7
Chapter 11 related reorganization items (Notes 1 and 13)	38	25	70	50
Credit for asbestos litigation claims - Owens Corning (Note 9)	(4)	(5)	(4)	(5)
Other (Note 4)	12	(1)	4	(2)

Total operating expenses	172	172	323	341

INCOME FROM OPERATIONS	43	70	51	73

Interest expense, net	-	4	4	8

INCOME BEFORE INCOME TAX EXPENSE	43	66	47	65

Income tax expense	24	30	26	30

INCOME BEFORE MINORITY INTEREST AND EQUITY IN NET
INCOME (LOSS) OF AFFILIATES	19	36	21	35

Minority interest	(1)	(1)	(4)	(1)
Equity in net income (loss) of affiliates	-	1	-	(4)

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	18	36	17	30

Cumulative effect of change in accounting principle, net of
tax (Note 11)	-	-	-	441

NET INCOME (LOSS)	$18	$36	$17	$(411)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share (Note 8)	$0.33	$0.65	$0.30	$(7.47)

Diluted net income (loss) per share (Note 8)	$0.30	$0.60	$0.28	$(7.47)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING AND COMMON
EQUIVALENT SHARES DURING THE PERIOD

Basic	55.2	55.0	55.1	55.1
Diluted	59.9	59.8	59.8	55.1

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(unaudited)

	June 30,	December 31,
ASSETS	2003	2002
	(In millions of dollars)

CURRENT
Cash and cash equivalents (Note 1)	$807	$875
Receivables	532	430
Inventories (Note 6)	484	446
Other current assets (Note 13)	38	23

Total current	1,861	1,774

OTHER
Restricted cash - asbestos and insurance related (Note 9)	166	165
Restricted cash, securities, and other - Fibreboard
(Notes 9 and 10)	1,385	1,365
Deferred income taxes	1,355	1,354
Goodwill (Note 11)	134	122
Investment in affiliates	39	51
Other noncurrent assets (Note 13)	180	202

Total other	3,259	3,259

PLANT AND EQUIPMENT, at cost
Land	68	69
Buildings and leasehold improvements	767	692
Machinery and equipment	3,132	3,201
Construction in progress	158	164

	4,125	4,126
Less - accumulated depreciation	(2,198)	(2,239)

Net plant and equipment	1,927	1,887

TOTAL ASSETS	$7,047	$6,920

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(unaudited)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002
	(In millions of dollars)

CURRENT
Accounts payable and accrued liabilities	$736	$756
Short-term debt	47	40
Long-term debt - current portion (Note 13)	51	65

Total current	834	861

LONG-TERM DEBT (Note 13)	76	71

OTHER
Other employee benefits liability	386	368
Pension plan liability	525	500
Other	111	103

Total other	1,022	971

LIABILITIES SUBJECT TO COMPROMISE
(Notes 1, 9, and 13)	9,271	9,236

COMMITMENTS AND CONTINGENCIES
(Notes 1, 9, and 10)

COMPANY OBLIGATED SECURITIES OF ENTITIES
HOLDING SOLELY PARENT DEBENTURES -
SUBJECT TO COMPROMISE	200	200

MINORITY INTEREST	50	49

STOCKHOLDERS’ EQUITY
Common stock	6	6
Additional paid in capital	691	690
Accumulated deficit	(4,749)	(4,766)
Accumulated other comprehensive loss	(352)	(395)
Other	(2)	(3)

Total stockholders’ equity	(4,406)	(4,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,047	$6,920

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2003	2002
	(In millions of dollars)

NET CASH FLOW FROM OPERATIONS
Net income (loss)	$17	$(411)
Reconciliation of net cash used in operating activities
Noncash items:
Provision for depreciation and amortization	101	95
Provision for impairment of fixed assets (Note 4)	28	-
Provision for deferred income taxes	(1)	20
Cumulative effect of accounting change (Note 11)	-	441
Other (Note 1 and 13)	57	23
Increase in receivables	(112)	(174)
Increase in inventories	(88)	(6)
Decrease in accounts payable and accrued liabilities	(37)	(119)
(Increase) decrease in restricted cash - asbestos and insurance
related (Note 9)	(1)	6
Increase in restricted cash, securities, and other - Fibreboard (Notes 9
and 10)	(21)	-
Change in liabilities subject to compromise (Note 1)	-	(2)
Proceeds from insurance for asbestos litigation claims, excluding
Fibreboard	4	5
Other	31	17

Net cash flow from operations	(22)	(105)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(83)	(104)
Investment in subsidiaries, net of cash acquired	-	(4)
Proceeds from the sale of affiliate or business (Note 5)	61	10
Other	(1)	(1)

Net cash flow from investing	(23)	(99)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	4	-
Other reductions to long-term debt (Note 13)	(49)	(2)
Net increase in short-term debt	6	2
Subject to compromise (Note 1)	-	(18)
Other	-	1

Net cash flow from financing	(39)	(17)

Effect of exchange rate changes on cash	16	10

Net decrease in cash and cash equivalents	(68)	(211)

Cash and cash equivalents at beginning of period	875	764

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$807	$553

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On October 5, 2000 (the “Petition Date”), Owens Corning and the 17 United States subsidiaries listed below (collectively with Owens Corning, the “Debtors”) filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”):

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, Owens Corning may cause certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s pre-petition bank credit facility to file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning’s cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 9 to the Consolidated Financial Statements.

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

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, and a proposed third amended joint plan of reorganization (as so amended through such third amendment, the “Plan”) in the USBC on August 8, 2003. Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court.

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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to seek confirmation of the Plan, there can be no assurance that the Plan will not be further amended prior to confirmation, nor can there be any assurance that such Plan will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

On May 22, 2003, the United States Senate introduced proposed legislation (S 1125, also known as the Fairness in Asbestos Injury Resolution Act of 2003 (the “FAIR Act”)) that, if enacted into law, would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the present terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fiberboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

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

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other Debtors. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and are challenging that approach in the Plan confirmation hearings described below.

As part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it.

The percentage recovery and value of the payments made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability.

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Hearings concerning confirmation of the Plan began on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, will be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Under the Plan, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with trust distribution procedures to be agreed upon. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

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

In addition to the Objectionable Claims described above, at June 30, 2003, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.7 billion, as follows:

–	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

–	Approximately 600 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

–	Approximately 5,500 claims, totaling approximately $5.6 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; claims for contract rejections, totaling approximately $313 million, of which approximately $257 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2003; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning’s investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company’s consolidated financial position and results of operations in any given period. For a discussion of liability amounts in respect of asbestos personal injury claims, see Note 9 to the Consolidated Financial Statements.

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

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,000 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.2 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,100, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

As noted above, under the Plan all asbestos-related personal injury and wrongful death claims will be channeled to the Section 524(g) trust, subject to approval by the Bankruptcy Court. Please see Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

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

The adversary actions were commenced against various other defendants seeking, among other things, (a) avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility; (b) the return of up to approximately $515 million paid by the Company to shareholders of Fibreboard in connection with the Company’s purchase of Fibreboard in 1997 (the “FBD Shareholder Action”); (c) the return of up to approximately $61.8 million paid by the Company to shareholders in dividends in the period 1996 through 2000 (the “Dividend Action”); and (d) the return of approximately $133 million paid by the Company to Bank of America Corp. in connection with Owens Corning’s purchase of Fibreboard in 1997. Both the FBD Shareholder Action and the Dividend Action are defendant class actions. Certain present or former officers or directors of the Company may be members of either or both defendant classes.

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 9 to the Consolidated Financial Statements) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. The Official Creditors’ Committee was named as a defendant in such lawsuits, solely with respect to the declaratory relief sought.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

By motion filed on or about October 16, 2002, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to orders of the Bankruptcy Court, all of the foregoing litigation, other than the action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, has been stayed until February 2, 2004, subject to the right of any defendant to move to modify/terminate the stay. The Debtors’ action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

Certain Post-petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through June 30, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $426 million, of which $32 million relates to the second quarter of 2003, $64 million relates to the first six months of 2003, and $35 million and $71 million, respectively, relate to the corresponding periods of 2002.

At June 30, 2003, the Company had $807 million of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP Financing at June 30, 2003; however, approximately $83 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

In this respect, the Company’s Consolidated Financial Statements, and the Debtor-In-Possession financial statements presented below, reflect charges to income of $1.381 billion for Owens Corning and $975 million for Fibreboard during the quarterly period ended September 30, 2002, in connection with asbestos-related liabilities. Please see Note 9 to the Consolidated Financial Statements.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In millions of dollars)

NET SALES	$1,074	$1,137	$2,061	$2,110
COST OF SALES	915	946	1,791	1,795

Gross margin	159	191	270	315

OPERATING EXPENSES
Marketing and administrative expenses	102	132	204	248
Science and technology expenses	10	8	19	17
Restructure costs	-	(1)	2	5
Chapter 11 related reorganization items	38	25	70	50
Credit for asbestos litigation claims - Owens Corning	(4)	(5)	(4)	(5)
Other (including interest income from non-Debtors of
$14 million and $28 million for the three month and
six month periods ended June 30, 2003 and 2002)	(18)	(22)	(42)	(49)

Total operating expenses	128	137	249	266

INCOME FROM OPERATIONS	31	54	21	49

Interest expense, net	1	1	2	3

INCOME BEFORE INCOME TAX EXPENSE	30	53	19	46

Income tax expense	21	25	18	23

INCOME BEFORE EQUITY IN NET LOSS OF AFFILIATES	9	28	1	23

Equity in net loss of affiliates	(1)	-	(1)	(5)

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	8	28	-	18

Cumulative effect of change in accounting principle, net
of tax	-	-	-	409

NET INCOME (LOSS)	$8	$28	$-	$(391)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION BALANCE SHEET

	June 30,	December 31,
ASSETS	2003	2002
	(In millions of dollars)

CURRENT
Cash and cash equivalents	$541	$622
Receivables	445	336
Receivables - non-Debtors	949	933
Inventories	363	328
Other current assets	38	23

Total current	2,336	2,242

OTHER
Restricted cash - asbestos and insurance related	166	165
Restricted cash, securities, and other - Fibreboard	1,385	1,365
Deferred income taxes	1,239	1,248
Goodwill	54	54
Investment in affiliates	16	15
Investment in non-Debtor subsidiaries	761	757
Other noncurrent assets	78	117

Total other	3,699	3,721

PLANT AND EQUIPMENT, at cost
Land	39	42
Buildings and leasehold improvements	590	527
Machinery and equipment	2,267	2,391
Construction in progress	77	96

	2,973	3,056
Less - accumulated depreciation	(1,584)	(1,688)

Net plant and equipment	1,389	1,368

TOTAL ASSETS	$7,424	$7,331

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002
	(In millions of dollars)

CURRENT
Accounts payable and accrued liabilities	$548	$533
Accounts payable and accrued liabilities - non-Debtors	39	49
Long-term debt - current portion	3	-

Total current	590	582

LONG-TERM DEBT	6	-

OTHER
Other employee benefits liability	371	355
Pension plan liability	452	429
Other	88	81

Total other	911	865

LIABILITIES SUBJECT TO COMPROMISE	9,998	9,963

STOCKHOLDERS’ EQUITY
Common stock	6	6
Additional paid in capital	691	690
Accumulated Deficit	(4,485)	(4,485)
Accumulated other comprehensive loss	(291)	(290)
Other	(2)	-

Total stockholders’ equity	(4,081)	(4,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,424	$7,331

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2003	2002
	(In millions of dollars)

NET CASH FLOW FROM OPERATIONS
Net income (loss)	$-	$(391)
Reconciliation of net cash used in operating activities
Noncash items:
Provision for depreciation and amortization	73	71
Provision for impairment of fixed assets	28	-
Provision for deferred income taxes	18	23
Cumulative effect of accounting change	-	409
Other	52	18
Increase in receivables and receivables - non-Debtors	(202)	(174)
Increase in inventories	(34)	(27)
Increase (decrease) in accounts payable and accrued liabilities and
accounts payable and accrued liabilities - non-Debtors	8	(126)
(Increase) decrease in restricted cash - asbestos and insurance related	(1)	6
Increase in restricted cash, securities, and other - Fibreboard	(21)	-
Change in liabilities subject to compromise	-	(2)
Proceeds from insurance for asbestos litigation claims, excluding
Fibreboard	4	5
Other	26	43

Net cash flow from operations	(49)	(145)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(61)	(78)
Investment in subsidiaries, net of cash acquired	-	(1)
Proceeds from the sale of affiliate or business	61	10
Other	(1)	-

Net cash flow from investing	(1)	(69)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	2	-
Other reductions to long-term debt	(32)	(1)
Subject to compromise	(1)	(18)
Other	-	1

Net cash flow from financing	(31)	(18)

Net decrease in cash and cash equivalents	(81)	(232)

Cash and cash equivalents at beginning of period	622	605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$541	$373

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.       VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	June 30,	December 31,
	2003	2002
	(In millions of dollars)

Accounts payable	$191	$192
Accrued interest payable	40	40
Accrued liabilities	38	41
Debt	2,896	2,854
Income taxes payable	232	235
Reserve for asbestos litigation claims - Owens Corning	3,565	3,564
Reserve for asbestos-related claims - Fibreboard	2,309	2,310

Total consolidated	9,271	9,236

Payables to non-Debtors	727	727

Total Debtor	$9,998	$9,963

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In millions of dollars)

Professional fees	$22	$17	$41	$35
Payroll and compensation	5	6	12	12
Settlement of Asian credit facility	-	-	18	-
Renegotiation of World Headquarters lease	21	-	21	-
Interest income	(13)	(2)	(25)	(4)
Other, net	3	4	3	7

Total	38	25	70	50

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.       SEGMENT DATA

During 2003, the Company realigned its internal operating segments. Following this realignment, the Company reviewed its segments in accordance with SFAS No. 131 and concluded that the aggregation of its operating segments into two reportable segments is still appropriate; however, certain components within the segments have changed. Net sales and income from operations have been reclassified for all periods presented to reflect this change.

The Company has reported financial and descriptive information about each of the Company’s two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
NET SALES	2003	2002	2003	2002
	(In millions of dollars)

Reportable Segments

Building Materials Systems
United States	$936	$974	$1,777	$1,800
Europe	-	1	1	2
Canada and other	58	50	101	84

Total Building Materials Systems	994	1,025	1,879	1,886

Composite Solutions
United States	122	139	244	268
Europe	84	79	168	159
Canada and other	39	42	81	79

Total Composite Solutions	245	260	493	506

Total reportable segments	$1,239	$1,285	$2,372	$2,392

External Customer Sales by Geographic Region

United States	$1,058	$1,113	$2,021	$2,068
Europe	84	80	169	161
Canada and other	97	92	182	163

NET SALES	$1,239	$1,285	$2,372	$2,392

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.       SEGMENT DATA (continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
INCOME FROM OPERATIONS	2003	2002	2003	2002
	(In millions of dollars)

Reportable Segments

Building Materials Systems
United States	$79	$91	$146	$127
Europe	-	-	(1)	-
Canada and other	10	6	14	9

Total Building Materials Systems	89	97	159	136

Composite Solutions
United States	9	3	11	-
Europe	6	4	10	16
Canada and other	-	9	10	11

Total Composite Solutions	15	16	31	27

Total reportable segments	$104	$113	$190	$163

Geographic Regions

United States	$88	$94	$157	$127
Europe	6	4	9	16
Canada and other	10	15	24	20

Total reportable segments	$104	$113	$190	$163

Reconciliation to Consolidated Income Before Income Tax
Expense

Restructuring and other charges (Note 4)	(13)	3	(43)	(9)
Chapter 11 related reorganization items (Note 1)	(38)	(25)	(70)	(50)
Credit for asbestos litigation claims	4	5	4	5
General corporate expense	(14)	(26)	(30)	(36)
Interest expense, net	-	(4)	(4)	(8)

CONSOLIDATED INCOME BEFORE INCOME TAX EXPENSE	$43	$66	$47	$65

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.       GENERAL

The consolidated financial statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year.

In connection with the consolidated financial statements and notes included in this Report, reference is made to the consolidated financial statements and notes thereto contained in the Company’s 2002 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

4.       RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

Second Quarter 2003

In the second quarter of 2003, the Company recorded a pretax charge of approximately $13 million, consisting of a $14 million loss on the sale of the Company’s metal systems business, offset by a $1 million credit representing the gain on the sale of assets of the Company’s mineral wool business. Such $13 million charge, along with a net $1 million credit for various other items, was reflected in the Consolidated Statement of Income (Loss) under the caption, “Other”. See Note 5 to the Consolidated Financial Statements for additional information concerning these sales.

First Quarter 2003

In the first quarter of 2003, the Company recorded approximately $30 million in pretax charges, comprised of a $2 million pretax charge to restructure costs (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)) and a $28 million charge to cost of sales. The $2 million restructure charge represents additional non-cash asset write-downs of previously closed non-strategic facilities to their fair value.

The $28 million charge to cost of sales represents the additional write-down of two groups of assets in the Building Materials segment to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions.

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

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of 830 positions due to plant closures in the U.S. and U.K. and $18 million of severance costs associated with the elimination of 349 other positions, primarily impacting administrative personnel. As of June 30, 2003, all of these positions were actually eliminated. As of June 30, 2003, approximately $30 million has been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities. As of June 30, 2003, approximately $2 million has been paid and charged against the reserve for exit cost liabilities.

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

Status of Liability for Restructuring Programs

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring actions since 2000, when the Company implemented the first phase of a strategic restructuring program, including cumulative spending and adjustments and the remaining balance as of June 30, 2003:

		Facility and
	Personnel	Business Exit
	Costs	Costs	Total
	(In millions of dollars)

Charges to expense	$16	$4	$20
Payments	4	1	5

Balance at December 31, 2000	12	3	15

Charges to expense	21	-	21
Payments	24	3	27

Balance at December 31, 2001	9	-	9

Charges to expense	35	2	37
Payments	16	1	17

Balance at December 31, 2002	28	1	29

Payments	20	1	21

Balance at June 30, 2003	$8	$-	$8

In addition, as of June 30, 2003, a liability of approximately $16 million remains from a restructuring program implemented during 1997 and 1998 related to closing manufacturing locations and reducing overhead. This liability is primarily related to extended personnel severance costs.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.       ACQUISITIONS AND DIVESTITURES OF BUSINESSES

Acquisitions

During June 2002, the Company received Bankruptcy Court approval to consummate the restructuring of the Company’s Indian joint venture, Owens-Corning (India) Limited (“OCIL”), a producer of composite material. As part of the restructuring, the Company, through its wholly-owned subsidiary, IPM Inc., contributed approximately $3 million of cash into OCIL and the Company agreed to allow a guarantee claim in the amount of approximately $19 million in its Chapter 11 proceedings in respect of OCIL’s junior debt. In addition, OCIL’s senior debt maturities were extended, and its junior debt was converted to approximately $7 million of redeemable convertible debentures. Through these restructuring efforts the Company’s ownership interest in OCIL increased from approximately 50% to approximately 60%. The Company consolidated OCIL on July 1, 2002, when the restructuring was consummated by all of the parties to the restructuring and approved by the Indian Government, at which time the allowed claim of approximately $19 million was added to Liabilities Subject to Compromise. The Company accounted for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed, including approximately $57 million of senior debt (consisting of approximately $33 million of debentures due in 2009 at a variable interest rate and approximately $24 million of debentures due in 2009 at a fixed rate of 10%), approximately $7 million of redeemable convertible debentures due in 2010, and approximately $4 million of other debt, were recorded at their fair values and the Company began consolidating this subsidiary. The $19 million allowed claim was recorded at its estimated fair value of approximately $6 million as an additional investment in OCIL and the difference of approximately $13 million was recorded as reorganization expense in the Company’s consolidated statement of income (loss). Prior to July 1, 2002, the Company accounted for this joint venture under the equity method. The proforma effect of this acquisition on revenues and earnings was not material.

Divestitures

On May 22, 2003, the Company received Bankruptcy Court approval to sell the assets of its metal systems business. Net proceeds from the sale were $50 million, of which $40 million was received in the second quarter of 2003. A pretax loss of approximately $14 million was realized from the sale. The metal systems business had net sales of approximately $223 million and $214 million during 2002 and 2001, respectively, including intercompany sales to other Owens Corning businesses. The Company expects to make continued purchases from the divested business of approximately $65 million per year.

Also during May 2003, the Company received Bankruptcy Court approval to sell the assets of its mineral wool business. Net proceeds from the sale of $8 million were received in the second quarter of 2003. A pretax gain of approximately $1 million was realized from the sale.

6.       INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2003	2002
	(In millions of dollars)

Finished goods	$428	$385
Materials and supplies	153	149

FIFO inventory	581	534
Excess of FIFO over LIFO	(97)	(88)

Total inventories	$484	$446

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.       INVENTORIES (continued)

Approximately $129 million and $150 million of total inventories were valued using the LIFO method at June 30, 2003 and December 31, 2002, respectively.

7.       COMPREHENSIVE INCOME

The Company’s comprehensive income for the quarters ended June 30, 2003 and 2002 was income of $53 million and a loss of $13 million, respectively. The Company’s comprehensive income includes: (1) net income; (2) currency translation adjustments; (3) minimum pension liability adjustments; and (4) deferred gains and losses on certain hedging transactions to record at fair value.

8.       EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss) used for basic and diluted earnings
per share (millions)	$18	$36	$17	$(411)

Weighted-average number of shares outstanding used for
basic earnings per share (thousands)	55,169	55,038	55,134	55,056

Non-vested restricted shares (thousands)	106	164	113	-

Deferred awards (thousands)	24	26	24	-
Shares from assumed conversion of preferred
securities (thousands)	4,566	4,566	4,566	-

Weighted-average number of shares outstanding and
common equivalent shares used for diluted earnings
per share (thousands)	59,865	59,794	59,837	55,056

For the six months ended June 30, 2002, the number of shares used in the calculation of diluted earnings per share did not include approximately 198 thousand common equivalent shares of non-vested restricted stock, 26 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS

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

Prior to October 5, 2000, when the Debtors, including Fibreboard (see Item B below), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, the vast majority of asserted asbestos personal injury claims were in the process of being resolved through the National Settlement Program described below. As a result of the Filing, all pre-petition asbestos claims and pending litigation against the Debtors, including without limitation claims arising under the National Settlement Program, were automatically stayed (see Note 1 to the Consolidated Financial Statements). Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to a plan or plans of reorganization. Owens Corning is unable to determine at this time whether asbestos-related claims asserted against Fibreboard will be treated in the same manner as those asserted against Owens Corning in any such plan or plans ultimately confirmed.

As more fully discussed in Note 1 to the Consolidated Financial Statements and under the heading “Reserve” below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on August 8, 2003 a proposed third amended joint plan of reorganization for the Debtors. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

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
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At June 30, 2003, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash – asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

As of June 30, 2003, a reserve of approximately $3.6 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Reserve for asbestos litigation claims”.

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
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

None of the creditor constituencies has yet made available to Owens Corning a report of any such analysis of liability for pre-petition or future asbestos claims. However, based upon its discussions and negotiations with representatives of the creditor constituencies, Owens Corning believes that some of these creditor analyses associated with the resolution of Owens Corning’s and Fibreboard’s asbestos-related liabilities in the context of the Chapter 11 proceedings will be well in excess of Owens Corning’s and Fibreboard’s current asbestos-related reserves. For example, the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have taken the position that the aggregate amount of pre-petition and future asbestos claims for Owens Corning and Fibreboard, on a combined net present value basis, is in excess of $16 billion. In addition, in October 2002, Owens Corning and Fibreboard completed their own analyses of liability for purposes of facilitating plan discussions, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicate net present values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately $5.874 billion, if NSP settlement values are assumed, and $8.547 billion, if 5-year

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

historical settlement values for Owens Corning and Fibreboard, respectively, are used. Based upon these analyses and the information derived from Owens Corning’s discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning decided, in connection with its financial statements for the third quarter of 2002, to increase its and Fibreboard’s aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning’s and Fibreboard’s analyses. Consequently, Owens Corning increased its reserves for the period ended September 30, 2002, through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion. In addition, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

As noted above and in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on August 8, 2003 a proposed third amended joint plan of reorganization for the Debtors. The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. In this regard, the Company’s bank and bond creditor groups, for example, have continued to assert that such aggregate liability approximates the amount of Owens Corning's existing reserves. It is therefore anticipated that the number and estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company's pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

At June 30, 2003, the approximate balances of the components of Owens Corning’s asbestos-related reserve were:

Balance
(In billions of dollars)

Unpaid Final Settlements (NSP and other)	$ 0.6
Other Pending and Future Claims	3.0

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

On May 22, 2003, the United States Senate introduced proposed legislation (S 1125, also known as the Fairness in Asbestos Injury Resolution Act of 2003 (the “FAIR Act”)) that, if enacted into law, would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the present terms of the proposed FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fiberboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

ITEM B. – FIBREBOARD (EXCLUDING OWENS CORNING)

Prior to 1972, Fibreboard manufactured asbestos containing products, including insulation products. Fibreboard has since been named as defendant in many thousands of personal injury claims for injuries allegedly caused by asbestos exposure. Fibreboard received approximately 22,000 asbestos personal injury claims during 2000. Prior to the Petition Date, the vast majority of Fibreboard asbestos personal injury claims were in the process of being resolved through the NSP, as described below. As a result of the Filing, all pre-petition asbestos claims and pending litigation against the Debtors were automatically stayed (see Note 1 to the Consolidated Financial Statements). Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to a plan or plans of reorganization. Owens Corning is unable to determine at this time whether asbestos-related claims asserted against Fibreboard will be treated in the same manner as those asserted against Owens Corning in any such plan or plans ultimately confirmed.

As discussed in Item A above and under the heading “Reserve” below, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on August 8, 2003 a proposed third amended joint plan of reorganization for the Debtors (including Fibreboard). Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Fibreboard’s (and Owens Corning’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

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
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of Fibreboard claims thereunder will ultimately be treated under the terms of any plan or plans of reorganization.

Non-NSP Claims

As of the Petition Date, approximately 9,000 asbestos personal injury claims were pending against Fibreboard outside the NSP. This compares to approximately 1,000 such claims pending on December 31, 1999. Fibreboard resolved (by settlement or otherwise) approximately 2,000 asbestos personal injury claims outside the NSP during 2000 prior to the Petition Date at an average cost of resolution of approximately $45,000 per claim. Generally, these claims were settled as they were scheduled for trial, and they typically involved more serious injuries and diseases. Accordingly, Owens Corning does not believe that such average cost of resolution is representative of the value of the non-NSP claims then pending against Fibreboard.

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

As of June 30, 2003, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.258 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At June 30, 2003, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other – Fibreboard”. See Note 10 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, this reserve was increased in the third quarter of 2002 through a charge to income of $975 million. As of June 30, 2003, a reserve of approximately $2.3 billion in respect of these asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities – Fibreboard”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard's liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing, including those set forth in Item A above. In addition, as noted above, the Debtors filed on August 8, 2003 a proposed third amended joint plan of reorganization for the Debtors (including Fibreboard). The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. In this

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

regard, the Company's bank and bond creditor groups, for example, have continued to assert that such aggregate liability approximates the amount of Owens Corning's existing reserves. It is therefore anticipated that the number and estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company's pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation. In light of the above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization ultimately confirmed.

At June 30, 2003, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

Balance
(In billions of dollars)

Unpaid Final Settlements (NSP and other)	$ 0.4
Other Pending and Future Claims	1.9

In connection with this asbestos reserve, Owens Corning notes that:

–	The “Unpaid Final Settlements” component represented the remaining estimated cost for all asbestos personal injury claims pending against Fibreboard which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.

–	The “Other Pending and Future Claims” component represented the estimated cost of resolving, through the Chapter 11 process, (i) asbestos personal injury claims pending against Fibreboard which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Fibreboard which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Fibreboard made after the Petition Date.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

As noted in Item A above, on May 22, 2003, the United States Senate introduced proposed legislation (S 1125, also known as the Fairness in Asbestos Injury Resolution Act of 2003 (the “FAIR Act”)) that, if enacted into law, would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the present terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fiberboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

ITEM C. – OTHER ASBESTOS-RELATED MATTERS

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

Insurance

During the second quarter of 2003, Owens Corning received an additional $4 million payment in respect of a previous settlement with a bankrupt insurance carrier concerning coverage for asbestos-related personal injury claims. Owens Corning received an additional $5 million payment in respect of the same settlement during the second quarter of 2002. These amounts were recorded as pre-tax income in the respective period of receipt.

As of June 30, 2003, Owens Corning’s consolidated financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 24,000 proofs of claim (including the claims described below under the headings “PBGC Claim” and “Tax Claim”), totaling approximately $16.1 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. For further information concerning these claims, please see Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

As described in Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”, the United States Department of Treasury has filed proofs of claim, totaling approximately $530 million, in connection with these tax claims.

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
(unaudited)

9.       CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

The adversary actions were commenced against various other defendants seeking, among other things, (a) avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility; (b) the return of up to approximately $515 million paid by the Company to shareholders of Fibreboard in connection with the Company’s purchase of Fibreboard in 1997 (the “FBD Shareholder Action”); (c) the return of up to approximately $61.8 million paid by the Company to shareholders in dividends in the period 1996 through 2000 (the “Dividend Action”); and (d) the return of approximately $133 million paid by the Company to Bank of America Corp. in connection with Owens Corning’s purchase of Fibreboard in 1997. Both the FBD Shareholder Action and the Dividend Action are defendant class actions. Certain present or former officers or directors of the Company may be members of either or both defendant classes.

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

By motion filed on or about October 16, 2002, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to orders of the Bankruptcy Court, all of the foregoing litigation, other than the action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, has been stayed until February 2, 2004, subject to the right of any defendant to move to modify/terminate the stay. The Debtors’ action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.       FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 9 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of June 30, 2003, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At June 30, 2003, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other – Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 9, Part B, to the Consolidated Financial Statements). As of June 30, 2003, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities – Fibreboard”. At June 30, 2003, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $2.309 billion.

For accounting purposes, the Trust Assets are classified as “trading securities” and are reported in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, marketable securities classified as trading securities are recorded at fair market value.

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
(unaudited)

10.       FIBREBOARD SETTLEMENT TRUST (continued)

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

Through the third quarter of 2002, the residual obligation to charity, included in liabilities subject to compromise on the Consolidated Balance Sheet, increased/decreased with the related decrease/increase to other expense/income on the Consolidated Statement of Income (Loss). As of September 30, 2002, the residual obligation to charity was reclassified to Fibreboard’s reserve for asbestos litigation claims as the liability exceeded the Trust Assets, thus no amounts were recorded to the residual obligation to charity subsequent to that date.

Results for the Periods Ended June 30, 2003 and 2002

During the second quarter of 2003 and 2002, Trust Assets generated interest/dividend earnings of approximately $15 million and $13 million, respectively ($29 million and $26 million, respectively, for the first six months of the year). The $15 million generated in the second quarter of 2003 and the $29 million generated during the six months ended June 30, 2003 were recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss). The $13 million generated during the second quarter of 2002 and the $26 million generated during the six months ended June 30, 2002 were recorded as an increase in the carrying amount of the assets on Owens Corning’s Consolidated Balance Sheet and as other income on the Consolidated Statement of Income (Loss). The income generated in the quarter and six months ended June 30, 2002 was offset by equal charges to other expense in the relevant period, which represented an increase in the residual liability to charity.

During the second quarter of 2003 and 2002, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $1 million and an unrealized gain of $19 million, respectively (a loss of $6 million and a gain of $10 million, respectively, for the first six months of the year), recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. The $1 million loss generated during the second quarter of 2003 and the $6 million loss generated during the six months ended June 30, 2003 were recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). The $19 million gain generated during the second quarter of 2002 and the $10 million gain generated during the six months ended June 20, 2002 were reflected as other income on the Consolidated Statement of Income (Loss). The gains generated in the quarter and six months ended June 30, 2002 were offset by equal charges to other expense in the relevant period, which represented an increase in the residual obligation to charity.

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarter or six months ended June 30, 2003 or 2002. However, approximately $1 million was paid during the quarter and six months ended June 30, 2002 for taxes related to earnings of the Trust. No payments were made for taxes during the quarter or six months ended June 30, 2003. The payment made during the second quarter of 2002 was funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities resulted in a realized loss of approximately $1 million during each of the second quarters of 2003 and 2002 (a loss of $2 million and $1 million, respectively, during the first six months of such years). Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

At June 30, 2003, the fair value of Trust Assets and Administrative Deposits was $1.385 billion, which was comprised of Trust Assets of $1.258 billion of marketable securities and Administrative Deposits of $127 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.       FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the six months ended June 30, 2003:

		Interest
	Balance	and	Unrealized	Realized		Balance
	12/31/02	Dividends	Loss	Loss	Other	6/30/03
	(In millions of dollars)

Assets
Trust Assets:

Marketable securities - trading	$1,238	$29	$(6)	$(2)	$(1)	$1,258

Administrative Deposits	127	-	-	-	-	127

Total assets	$1,365	$29	$(6)	$(2)	$(1)	$1,385

Liabilities
Accounts payable	$18	$-	$-	$-	$-	$18

Asbestos litigation claims	2,310	-	-	-	(1)	2,309

Total Trust liabilities	2,328	-	-	-	(1)	2,327

Liabilities in excess of assets	(963)	29	(6)	(2)	-	(942)

Total Trust liabilities net of
liabilities in excess of assets	$1,365	$29	$(6)	$(2)	$(1)	$1,385

11.       GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), to account for goodwill and other intangibles. SFAS No. 142 requires an annual review for impairment using a fair value methodology. The Company completed its annual review for impairment as of April 1, 2003, which resulted in no change to the recorded goodwill.

The Company applied SFAS No. 142 beginning in the first quarter of 2002, which required the Company to cease amortizing goodwill and indefinite-lived intangibles. The Company has no recorded indefinite-lived intangibles, separately identified. In addition, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. Based on this analysis, the January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $491 million, resulting in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.       GOODWILL AND OTHER INTANGIBLES (continued)

The changes in goodwill by segment during each of the quarters and six months ended June 30, 2003 and 2002, were as follows:

	Quarter Ended June 30, 2003
	Balance at	Foreign
	March 31,	Exchange and	Balance at
	2003	Other	June 30, 2003
	(In millions of dollars)

Composite Solutions	$20	$1	$21
Building Materials Systems	108	5	113

Total	$128	$6	$134

	Quarter Ended June 30, 2002
			Foreign
	Balance at		Exchange and	Balance at
	March 31, 2002	Reallocation	Other	June 30, 2002
	(In millions of dollars)

Composite Solutions	$31	$(15)	$2	$18
Building Materials Systems	90	15	1	106

Total	$121	$-	$3	$124

	Six Months Ended June 30, 2003
	Balance at	Foreign
	December 31,	Exchange and	Balance at
	2002	Other	June 30, 2003
	(In millions of dollars)

Composite Solutions	$18	$3	$21
Building Materials Systems	104	9	113

Total	$122	$12	$134

	Six Months Ended June 30, 2002
	Balance at	Effect of		Foreign	Balance at
	December 31,	Adopting		Exchange	June 30,
	2001	SFAS No. 142	Reallocation	and Other	2002
	(In millions of dollars)

Composite Solutions	$33	$-	$(15)	$-	$18
Building Materials Systems	577	(491)	15	5	106

Total	$610	$(491)	$-	$5	$124

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.       GOODWILL AND OTHER INTANGIBLES (continued)

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $2 million in the first six months of 2003 and 2002. The Company estimates that amortization of intangibles will be approximately $3 million for each of the next five years. The components of other intangible assets are as follows:

		June 30, 2003
	Weighted Average	Gross Carrying	Accumulated
	Lives	Amount	Amortization
		(In millions of dollars)

Contract-based	6	$5	$1
Technology-based	21	13	9
Marketing-related	6	14	10

		$32	$20

12.       STOCK COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”). Effective December 31, 2002, the Company adopted the amendments to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) provided in paragraphs 2(a)-2(e) of SFAS No. 148. Effective January 1, 2003, the Company adopted the amendment to SFAS No. 123 provided in paragraph 2(f), and the amendment to Opinion 28 provided in paragraph 3, of SFAS No. 148. The effect of adoption was not material to the Company.

The Company applies SFAS No. 123 and SFAS No. 148 for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS No. 123 and SFAS No. 148. The expense recorded in the first half of 2003 and 2002 was not material.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.       STOCK COMPENSATION (continued)

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions of dollars, except share data)

Net income (loss), as reported	$18	$36	$17	$(411)

Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(1)	(1)	(2)	(2)

Pro forma net income (loss)	$17	$35	$15	$(413)

Basic net income (loss) per share
As reported	$0.33	$0.65	$0.30	$(7.47)
Pro forma	0.31	0.64	0.27	(7.50)

Diluted net income (loss) per share
As reported	$0.30	$0.60	$0.28	$(7.47)
Pro forma	0.29	0.59	0.25	(7.50)

13.       LEASES

During the second quarter of 2003, the Company took various actions with the collective effect of reducing its effective cost of occupying its World Headquarters, including (1) renegotiation of the lease structure of the facility, including extension of the lease term, reduction of the payments and modification of the end-of-term purchase option, resulting in a classification change from an operating lease to a capital lease, (2) purchase of certain bonds issued by the lessor (the “Bonds”) in connection with the initial financing of the facility, and (3) obtaining a legal right of offset, which allows the Company to apply interest/principal receipts due it under the Bonds toward its lease liability. Classifying the lease as a capital lease resulted in (1) the recording of a lease liability of approximately $39 million, (2) the reduction of the previously recorded prepaid rent attributable to the original operating lease by approximately $45 million, and (3) the recording of building and furniture at a total value of approximately $84 million.

The Bonds, which had a par value at the purchase date of approximately $53 million, were purchased in exchange for cash payments totaling approximately $32 million. Such payments resulted in the Company reducing the lease liability by the $32 million. Also as part of the agreement, the Company allowed the selling bondholders a claim in its Chapter 11 proceedings of approximately $21 million related to the discount on the purchase of the Bonds. The Company recorded a liability Subject to Compromise in its Consolidated Balance Sheet and a Chapter 11 related reorganization item in its Consolidated Statement of Income (Loss) related to this claim.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.       ACCOUNTING PRONOUNCEMENTS

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
(unaudited)

14.       ACCOUNTING PRONOUNCEMENTS (continued)

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The effect of adoption was not material to the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis.)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “likely”, “may”, “plan”, “project”, “strategy”, “will”, and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

-	competitive factors
-	pricing pressures
-	availability and cost of energy and materials
-	construction activity
-	interest rate movements
-	issues involving implementation of new business systems
-	achievement of expected cost reductions and/or productivity improvements
-	developments in and the outcome of the Chapter 11 proceedings described below
-	general economic and political conditions, including new legislation
-	foreign exchange fluctuations
-	the success of research and development activities
-	difficulties or delays in manufacturing
-	labor disputes

VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On October 5, 2000 (the “Petition Date”), Owens Corning and the 17 United States subsidiaries listed below (collectively with Owens Corning, the “Debtors”) filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”):

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, Owens Corning may cause certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s pre-petition bank credit facility to file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning’s cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 9 to the Consolidated Financial Statements.

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

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, and a proposed third amended joint plan of reorganization (as so amended through such third amendment, the “Plan”) in the USBC on August 8, 2003. Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to seek confirmation of the Plan, there can be no assurance that the Plan will not be further amended prior to confirmation, nor can there be any assurance that such Plan will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the Administrative Consolidation will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

On May 22, 2003, the United States Senate introduced proposed legislation (S 1125, also known as the Fairness in Asbestos Injury Resolution Act of 2003 (the “FAIR Act”)) that, if enacted into law, would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the present terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fiberboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

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

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other Debtors. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and are challenging that approach in the Plan confirmation hearings described below.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

As part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it.

The percentage recovery and value of the payments made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability.

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Hearings concerning confirmation of the Plan began on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, will be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation.

Under the Plan, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with trust distribution procedures to be agreed upon. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

In addition to the Objectionable Claims described above, at June 30, 2003, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.7 billion, as follows:

–	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

–	Approximately 600 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

–	Approximately 5,500 claims, totaling approximately $5.6 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; claims for contract rejections, totaling approximately $313 million, of which approximately $257 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2003; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; and environmental claims, totaling approximately $244 million.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning’s investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company’s consolidated financial position and results of operations in any given period. For a discussion of liability amounts in respect of asbestos personal injury claims, see Note 9 to the Consolidated Financial Statements.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,000 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.2 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,100, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

As noted above, under the Plan all asbestos-related personal injury and wrongful death claims will be channeled to the Section 524(g) trust, subject to approval by the Bankruptcy Court. Please see Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

RESULTS OF OPERATIONS

Business Overview

Owens Corning is committed to investing in our businesses and providing quality products to our customers. The Company is also committed to engaging our employees to provide outstanding service and support for our customers and world-class performance.

Owens Corning’s strategy also includes the divestiture of non-strategic businesses and the realignment of existing businesses. During the second quarter of 2003, the Company completed the sales of its metal systems and mineral wool businesses. See Note 5 to the Consolidated Financial Statements for additional information concerning these sales. These businesses were identified for sale as part of the Company’s strategic restructuring program discussed below in “Restructuring of Operations and Other Charges” and in Note 4 to the Consolidated Financial Statements. As discussed above under “The Plan of Reorganization”, the Company intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it.

Key factors affecting the Company’s Building Materials markets include interest rates, new housing starts, and remodeling activity. Despite the weakness in the overall economy, the historically low interest rates experienced in recent periods have contributed to relative strength in new housing starts and demand for the Company’s Building Materials products. If interest rates rise, it is likely that housing starts and demand for Building Materials products would be negatively impacted. In addition, higher energy and material costs will cause pressure on margins.

Key factors affecting the Company’s Composite Solutions markets include the condition of automotive markets and foreign exchange rates. In this segment, the Company forecasts that s low markets in North America and Europe will combine for minimal growth in 2003 compared to 2002. In addition, overcapacity in the global market will contribute to price pressure on the Composite Solutions business, while higher energy and material costs will cause continuing pressure on margins.

Late in the second quarter of 2003, the Company experienced a labor stoppage at its Korean composites facility as the result of a general action taken by a national union to impact labor activity throughout Korea. While this work stoppage had minimal effect on results for the second quarter, if it were to continue it may have a material impact on Composite Solutions results in future periods.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

Sales and Profitability for the Quarter Ended June 30, 2003 and 2002

NET SALES

Net sales for the quarter ended June 30, 2003 were $1.239 billion, a 4% decrease from the second quarter of 2002 level of $1.285 billion. The lower sales in the second quarter of 2003 compared to 2002 reflect lower volumes in both Building Materials and Composite Solutions, primarily in the United States. In Building Materials, volume was down primarily in our residential roofing business, partially offset by higher pricing, which was implemented in response to higher material costs, primarily asphalt. In addition, sales were negatively impacted by the sale of our metal systems business in May of 2003, discussed below under “Restructuring of Operations and Other Charges”. In Composite Solutions, volume and price were down in nearly all geographic regions, the result of the weaker global economy. In addition, Composite Solutions sales reflect a decrease due to the exiting of some non-strategic product lines. Changes in foreign currency exchange rates increased net sales in the second quarter of 2003 by 1%. This phenomenon primarily reflects the weakening of the U.S. dollar relative to the Euro, which benefited the net sales of Composite Solutions.

Sales outside the United States represented 15% of total sales for the quarter ended June 30, 2003, compared to 13% during the second quarter of 2002. The increase was primarily attributable to lower sales in the United States and the favorable changes in foreign currency exchange rate described above.

GROSS MARGIN

Gross margin for the second quarter of 2003 was 17% of net sales, compared to 19% in 2002. The decrease as a percentage of sales was primarily the result of higher energy and material costs negatively impacting all major businesses and lower prices in Composite Solutions, partially offset by the higher pricing in our residential roofing business. The higher raw material and energy costs were mainly attributable to increased costs of asphalt, PVC, and natural gas. Gross margin during the second quarter of 2003 benefited from a gain of approximately $6 million resulting from the settlement of certain vendor payables at a discount.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $116 million and 9% of net sales during the second quarter of 2003, compared to $144 million and 11% of net sales during the second quarter of 2002. The decrease is primarily attributable to cost-cutting measures entered into during 2002 and the beginning of 2003. Please see Restructuring of Operations and Other Charges below for further information on the cost-cutting measures taken.

INCOME FROM OPERATIONS

On a comparative basis, income from operations decreased to $43 million for the second quarter of 2003, from $70 million in 2002. The decrease was primarily the result of the lower gross margin, offset in part by reduced marketing and administrative expenses. Other factors contributing to the decrease were higher Chapter 11 related reorganization expenses and a loss on the sale of the Company’s metal systems business.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAXES

The Company currently projects that its effective tax rate for the full year 2003 will be 49%, compared to 1% for the full year 2002. In the third quarter of 2002, the Company increased its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (See Note 9 to the Consolidated Financial Statements). In connection with such charges, management evaluated the amount of deferred tax assets attributable to such charges and also assessed the likelihood of realization of such deferred tax assets in light of the Company’s financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that, as of September 30, 2002, a valuation allowance was required for the full amount of such attributable deferred tax assets. As a result, no tax benefit was recorded in connection with the third quarter 2002 asbestos-related charges discussed above.

NET INCOME

For the second quarter of 2003 and 2002, Owens Corning reported net income of $18 million, or $0.30 per share, and $36 million, or $0.65 per share, respectively. The decrease in 2003 was primarily due to the factors described above. The Company had no net interest expense in the second quarter of 2003 (from the Petition Date through June 30, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $426 million, of which $32 million relates to the second quarter of 2003 and $35 million relates to the second quarter of 2002 (please see Note 1 to the Consolidated Financial Statements)).

Sales and Profitability for the Six Months Ended June 30, 2003 and 2002

NET SALES

Net sales for the six months ended June 30, 2003 were $2.372 billion, a 1% decrease from the 2002 level of $2.392 billion. Net sales were lower in both Building Materials Systems and Composite Solutions. In Building Materials, volume was lower in roofing, asphalt and vinyl siding, reflecting weaker economic conditions, primarily in the United States. In addition, comparative sales for Building Materials were negatively impacted by the sale of our metals systems business in May of 2003. Most of the negative volume impact was offset by higher pricing in our residential roofing and asphalt product lines, all in response to higher material costs. In Composite Solutions, sales were negatively impacted by both lower volume and prices in the U.S., Europe, and Canada. In addition, net sales also reflect a decrease due to the exiting of some product lines in the Composite Solutions business. Changes in foreign currency increased net sales in the first six months of 2003 by 1%. This revenue growth primarily reflects the benefit of the U.S. dollar weakening relative to the Euro, which mainly benefited our Composite Solutions net sales results.

Sales outside the United States represented 15% of total sales for the six months ended June 30, 2003, compared to 14% during the first six months of 2002. The increase was primarily attributable to the factors discussed above lowering sales in the United States and the favorable foreign currency effects.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

GROSS MARGIN

Gross margin for the six months ended June 30, 2003 was 16% of net sales, compared to 17% in 2002. The decrease was primarily the result of higher energy and material costs negatively impacting all major businesses and lower prices in Composite Solutions, partially offset by manufacturing productivity improvements in our insulation business and higher pricing in our residential roofing business. The higher raw material and energy costs were mainly attributable to increased costs of asphalt, PVC, and natural gas. Also contributing to the decrease was a $28 million charge representing an additional write-down of two groups of assets in the Building Materials segment to net realizable value in the first quarter of 2003, discussed below under “Restructuring of Operations and Other Charges”. Gross margin during the period benefited from the gain of approximately $6 million resulting from the settlement of certain vendor payables at a discount.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $230 million and 10% of net sales during the six months ended June 30, 2003, compared to $271 million and 11% of net sales during the six months ended June 30, 2002. The decrease is primarily attributable to cost-cutting measures entered into during 2002 and the beginning of 2003. Please see Restructuring of Operations and Other Charges below for further information on the cost-cutting measures taken.

INCOME FROM OPERATIONS

On a comparative basis, income from operations decreased to $51 million for the six months ended June 30, 2003 from $73 million in 2002. The decrease was primarily the result of the lower gross margin, offset in part by reduced marketing and administrative expenses. Other factors contributing to the decrease were higher Chapter 11 related reorganization expenses and a loss on the sale of the Company’s metal systems business.

NET INCOME

For the six months ended June 30, 2003 and 2002, Owens Corning reported net income of $17 million, or $0.30 per share, and a net loss of $411 million, or $7.47 per share, respectively. In addition to the items discussed above, the increase reflected a non-cash charge of $491 million ($441 million net of tax) recorded in the first quarter of 2002 as the result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002. Please see “Accounting Changes” below for additional information. Net interest expense was $4 million during the six months ended June 30, 2003 (from the Petition Date through June 30, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $426 million, of which $64 million relates to the six months ended June 30, 2003 and $71 million relates to the six months ended June 30, 2002 (please see Note 1 to the Consolidated Financial Statements)).

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

Second Quarter 2003

In the second quarter of 2003, the Company recorded a pretax charge of approximately $13 million, consisting of a $14 million loss on the sale of the Company’s metal systems business, offset by a $1 million credit representing the gain on the sale of assets of the Company’s mineral wool business. Such $13 million charge, along with a net $1 million credit for various other items, was reflected in the Consolidated Statement of Income (Loss) under the caption, “Other”. See Note 5 to the Consolidated Financial Statements for additional information concerning these sales.

First Quarter 2003

In the first quarter of 2003, the Company recorded approximately $30 million in pretax charges, comprised of a $2 million pretax charge to restructure costs (classified as a separate component of operating expenses in the Consolidated Statement of Income (Loss)) and a $28 million charge to cost of sales. The $2 million restructure charge represents additional non-cash asset write-downs of previously closed non-strategic facilities to their fair value.

The $28 million charge to cost of sales represents the additional write-down of two groups of assets in the Building Materials segment to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions.

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

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of 830 positions due to plant closures in the U.S. and U.K. and $18 million of severance costs associated with the elimination of 349 other positions, primarily impacting administrative personnel. As of June 30, 2003, all of these positions were actually eliminated. As of June 30, 2003, approximately $30 million has been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities. As of June 30, 2003, approximately $2 million has been paid and charged against the reserve for exit cost liabilities.

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

LEASES

During the second quarter of 2003, the Company took various actions with the collective effect of reducing its effective cost of occupying its World Headquarters, including (1) renegotiation of the lease structure of the facility, including extension of the lease term, reduction of the payments and modification of the end-of-term purchase option, resulting in a classification change from an operating lease to a capital lease, (2) purchase of certain bonds issued by the lessor (the “Bonds”) in connection with the initial financing of the facility, and (3) obtaining a legal right of offset, which allows the Company to apply interest/principal receipts due it under the Bonds toward its lease liability. Classifying the lease as a capital lease resulted in (1) the recording of a lease liability of approximately $39 million, (2) the reduction of the previously recorded prepaid rent attributable to the original operating lease by approximately $45 million, and (3) the recording of building and furniture at a total value of approximately $84 million.

The Bonds, which had a par value at the purchase date of approximately $53 million, were purchased in exchange for cash payments totaling approximately $32 million. Such payments resulted in the Company reducing the lease liability by the $32 million. Also as part of the agreement, the Company allowed the selling bondholders a claim in its Chapter 11 proceedings of approximately $21 million related to the discount on the purchase of the Bonds. The Company recorded a liability Subject to Compromise in its Consolidated Balance Sheet and a Chapter 11 related reorganization item in its Consolidated Statement of Income (Loss) related to this claim.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $22 million for the six months ended June 30, 2003, versus negative $105 million for the six months ended June 30, 2002. The change in cash flow from operations was primarily driven by working capital items. Cash flow from operations in the six months ended June 30, 2003 also reflects a restructuring agreement with the financial institution responsible for an Asian credit facility to certain subsidiaries of the Company, guaranteed by Owens Corning. As a result of this agreement, the Company recorded (1) an increase of approximately $22 million in debt subject to compromise for an allowed guarantee claim and (2) a reduction of debt of approximately $4 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

At June 30, 2003, our net working capital was $1,027 million and we had a current ratio of 2.23, compared to $913 million and 2.06, respectively, at December 31, 2002. The increase in working capital from December 31, 2002 to June 30, 2003 primarily reflects:

– – – –	cash from current operations
  an increase in inventory due to normal seasonal trends
  an increase in receivables due to normal seasonal trends
  proceeds of approximately $61 million from the sales of businesses discussed above in “Restructuring of Operations and
Other Charges”

      partially offset by:

–	a payment of approximately $32 million to purchase bonds underlying the Company’s World Headquarters facility, which was accounted for as a reduction of debt, discussed above under “Leases”

Investing activities consumed $23 million of cash during the six months ended June 30, 2003, compared to $99 million during the six months ended June 30, 2002. The change in net cash flow from investing activities was primarily attributable to:

– –	a decrease in spending for additions to plant and equipment proceeds of approximately $61 million from the sales of businesses discussed above in “Restructuring of Operations and Other Charges”

We anticipate that 2003 spending for capital and investments will be approximately $256 million, a portion of which is uncommitted. We expect that these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities during the six months ended June 30, 2003 resulted in a use of cash of $39 million compared to a use of cash of $17 million during the six months ended June 30, 2002. The change in net cash flow from financing activities was primarily attributable to:

–	reductions of long term debt during 2003, primarily reflecting a payment of approximately $32 million to purchase bonds underlying the Company’s World Headquarters facility, which was accounted for as a reduction of debt discussed above under “Leases”, and the payment of approximately $16 million to reduce debt outstanding in India.

      partially offset by:

–	reduction of subject to compromise financing activities in the first six months of 2002, reflecting an $18 million application of funds previously subject to administrative freeze to satisfy certain pre-petition indebtedness.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

At June 30, 2003, the Company had $807 million of Cash and Cash Equivalents as compared to $875 million at December 31, 2002. The decline reflects normal seasonal changes in working capital.

At June 30, 2003, we had $2.875 billion of borrowings subject to compromise and $174 million of other borrowings (of which $75 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At June 30, 2002, we had $2.831 billion of borrowings subject to compromise and $114 million of other borrowings (of which $97 million were in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

The Company has significant liabilities related to pension plans for its employees. The Company has reviewed its assumptions related to the valuation of this liability, including the rate of return on pension plan assets and the discount rate on the liability compared to actual results to date. This resulted in management changing its assumptions for 2003, which will contribute to an increase in the pension plan expense of approximately $29 million in 2003 as compared to 2002. In addition, the actual decrease in the market value of assets during 2002 and lower interest rates will likely result in the Company making contributions to the pension plans of approximately $250 million during 2003. The Company also currently projects additional contributions in the range of $150 million to $200 million during 2004. The Company’s recorded long-term pension plan liability increased to $525 million at June 30, 2003, from $500 million at December 31, 2002, primarily as the result of additional service cost, interest cost accrued and amortization of prior actuarial losses, partially offset by return on plan assets during 2003. The ultimate cash flow impact to the Company, if any, of the pension plan liability, and the timing of any such impact, will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP financing at June 30, 2003, however, approximately $83 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

ACCOUNTING CHANGES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which it uses to account for goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires an annual review for impairment using a fair value methodology. The Company completed its annual review for impairment as of April 1, 2003, which resulted in no change to the recorded goodwill. The impact of adoption resulted in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. The goodwill recorded in the December 31, 2001 financial statements, which included the $491 million described above, was supported by the undiscounted estimated future cash flow of the related operations in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. See Note 11 to Owens Corning’s Consolidated Financial Statements for further details.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123". Effective December 31, 2002, the Company adopted the amendments to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) provided in paragraphs 2(a)-2(e) of this Statement. Effective January 1, 2003, the Company adopted the amendment to SFAS No. 123 provided in paragraph 2(f) of this Statement, and the amendment to Opinion 28 provided in paragraph 3. The effect of adoption was not material to the Company. Please see Note 12 to the Consolidated Financial Statements for additional information concerning Stock Compensation.

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provision of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated are June 30, 2003. The effect of adoption will not be material to the Company.

ENVIRONMENTAL MATTERS

The Company has been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At June 30, 2003, a total of 57 such PRP designations remained unresolved by the Company. In most cases, the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2003, the Company’s reserve for such liabilities was $24 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA. The Company continues to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

The 1990 Clean Air Act Amendments (“Act”) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin in January 2000 and for wet formed glass mat in June 2002. The Company anticipates that other sources to be regulated will be asphalt processing and roofing, open molded fiber-reinforced plastics, and large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the Company’s 2002 annual report on Form 10-K for the Company’s quantitative and qualitative disclosure about market risk.

ITEM 4.       CONTROLS AND PROCEDURES

The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.       LEGAL PROCEEDINGS

Note 9 to Owens Corning’s Consolidated Financial Statements, entitled “Contingent Liabilities and Other Matters”, is incorporated here by reference.

On October 5, 2000 (the “Petition Date”), Owens Corning and the 17 United States subsidiaries listed below (collectively with Owens Corning, the “Debtors”) filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”):

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”).

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

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, and a proposed third amended joint plan of reorganization (as so amended through such third amendment, the “Plan”) in the USBC on August 8, 2003. The Plan is subject to confirmation by the Bankruptcy Court. Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time

ITEM 1.       LEGAL PROCEEDINGS (continued)

what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder. The Plan is discussed in greater detail in Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning’s Consolidated Financial Statements above.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning’s Consolidated Financial Statements above. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $75 million as of June 30, 2003, as current on the Consolidated Balance Sheet.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended June 30, 2003.

ITEM 5.       OTHER INFORMATION

The Company does not elect to report any information under this Item.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See Exhibit Index below, which is incorporated here by reference.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2003, Owens Corning filed the following current reports on Form 8-K:

– Dated April 25, 2003, under Item 9, in connection with a press release of Owens Corning dated April 25, 2003.

– Dated May 23, 2003, under Item 5, in connection with the filing of a Second Amended Joint Plan of Reorganization of
Owens Corning and Its Affiliated Debtors and Debtors-in-Possession and a related Disclosure Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: August 8, 2003	By: /s/ Michael H. Thaman
Michael H. Thaman Chairman of the Board and Chief Financial Officer (as duly authorized officer)

Date: August 8, 2003	By: /s/ Charles E. Dana
Charles E. Dana Vice President - Corporate Controller and Global Sourcing

EXHIBIT INDEX

Exhibit Number	Document Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Third Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on August 8, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed August 8, 2003).

Second Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on May 23, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed May 27, 2003).

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

Third Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on August 8, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed August 8, 2003).

Second Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on May 23, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed May 27, 2003).

Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on March 28, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed March 28, 2003).

EXHIBIT INDEX

Exhibit Number	Document Description

Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on January 17, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed January 17, 2003).

(10)	Material Contracts.

Owens Corning Long Term Incentive Plan (filed herewith).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(32)	Section 1350 Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).