Form 10-Q
period 2003-09-30
OWENS CORNING
filed 2003-11-07
CIK 75234

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003

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

Yes /      /      No / X /

Shares of common stock, par value $0.10 per share, outstanding at September 30, 2003

55,355,264

PART I
ITEM 1.     FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In millions, except per share data)

NET SALES	$1,349	$1,306	$3,721	$3,698
COST OF SALES	1,127	1,097	3,125	3,075

Gross margin	222	209	596	623

OPERATING EXPENSES
Marketing and administrative expenses	115	131	345	402
Science and technology expenses	11	10	32	30
Restructure costs (Note 4)	-	11	2	18
Chapter 11 related reorganization items (Notes 1
and 13)	5	35	75	85
Owens Corning provision (credit) for asbestos
litigation claims (Note 9)	-	1,381	(4)	1,376
Fibreboard provision for asbestos litigation claims
(Notes 9 and 10)	-	975	-	975
Other (Note 4)	(13)	8	(9)	6

Total operating expenses	118	2,551	441	2,892

INCOME (LOSS) FROM OPERATIONS	104	(2,342)	155	(2,269)

Interest expense, net	2	5	6	13

INCOME (LOSS) BEFORE INCOME TAX
EXPENSE	102	(2,347)	149	(2,282)

Income tax expense	47	10	73	40

INCOME (LOSS) BEFORE MINORITY
INTEREST AND EQUITY IN NET INCOME
(LOSS) OF AFFILIATES	55	(2,357)	76	(2,322)

Minority interest	-	(2)	(4)	(3)
Equity in net income (loss) of affiliates	-	-	-	(4)

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE	55	(2,359)	72	(2,329)

Cumulative effect of change in accounting principle,
net of tax (Note 11)	-	-	-	441

NET INCOME (LOSS)	$55	$(2,359)	$72	$(2,770)

        The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS) (continued)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In millions, except per share data)
NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share (Notes 8 and 11)	$0.99	$(42.84)	$1.30	$(50.31)

Diluted net income (loss) per share (Notes 8 and 11)	$0.92	$(42.84)	$1.20	$(50.31)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING AND COMMON
EQUIVALENT SHARES DURING THE PERIOD
Basic	55.2	55.0	55.2	55.1

Diluted	59.9	55.0	59.9	55.1

        The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(unaudited)

	September 30,	December 31,
ASSETS	2003	2002
	(In millions of dollars)

CURRENT
Cash and cash equivalents (Note 1)	$769	$875
Receivables (net of allowance for doubtful accounts)	585	430
Inventories (Note 6)	411	446
Other current assets (Note 13)	37	23

Total current	1,802	1,774

OTHER
Restricted cash - asbestos and insurance related (Note 9)	166	165
Restricted cash, securities, and other - Fibreboard
(Notes 9 and 10)	1,393	1,365
Deferred income taxes	1,336	1,354
Pension-related assets	328	179
Goodwill (Note 11)	135	122
Investment in affiliates	56	51
Other noncurrent assets (Note 13)	81	119

Total other	3,495	3,355

PLANT AND EQUIPMENT, at cost
Land	69	69
Buildings and leasehold improvements	783	692
Machinery and equipment	3,186	3,201
Construction in progress	110	164

	4,148	4,126
Accumulated depreciation	(2,240)	(2,239)

Net plant and equipment	1,908	1,887

TOTAL ASSETS	$7,205	$7,016

        The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(unaudited)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002
	(In millions of dollars)

CURRENT
Accounts payable and accrued liabilities	$754	$756
Short-term debt	45	40
Long-term debt - current portion (Note 13)	51	65

Total current	850	861

LONG-TERM DEBT (Note 13)	79	71

OTHER
Other employee benefits liability	395	368
Pension plan liability	599	596
Other	113	103

Total other	1,107	1,067

LIABILITIES SUBJECT TO COMPROMISE
(Notes 1, 9, and 13)	9,267	9,236

COMPANY OBLIGATED SECURITIES OF ENTITIES
HOLDING SOLELY PARENT DEBENTURES -
SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES
(Notes 1, 9, and 10)

MINORITY INTEREST	51	49

STOCKHOLDERS’ EQUITY
Common stock	6	6
Additional paid in capital	691	690
Accumulated deficit	(4,694)	(4,766)
Accumulated other comprehensive loss	(350)	(395)
Other	(2)	(3)

Total stockholders’ equity	(4,349)	(4,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,205	$7,016

        The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$72	$(2,770)
Reconciliation of net cash flow from operations
Noncash items:
Provision for asbestos litigation claims	-	2,356
Provision for depreciation and amortization	152	147
Provision for impairment of fixed assets (Note 4)	28	33
Provision for deferred income taxes	20	5
Cumulative effect of accounting change (Note 11)	-	441
Other (Note 1 and 13)	50	44
Increase in receivables	(162)	(154)
Increase in inventories	(13)	(44)
Decrease in accounts payable and accrued liabilities	(40)	(43)
(Increase) decrease in restricted cash - asbestos and insurance
related (Note 9)	(1)	5
Increase in restricted cash, securities, and other - Fibreboard
(Notes 9 and 10)	(29)	-
Change in liabilities subject to compromise (Note 1)	-	(2)
Proceeds from insurance for asbestos litigation claims, excluding
Fibreboard	4	5
Pension fund contribution	(178)	-
Other	65	63

Net cash flow from operations	(32)	86

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(119)	(171)
Investment in subsidiaries, net of cash acquired	(1)	(10)
Proceeds from the sale of affiliate or business (Note 5)	64	10
Other	3	(1)

Net cash flow from investing	(53)	(172)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	9	-
Other reductions to long-term debt (Note 13)	(50)	(2)
Net increase in short-term debt	5	-
Subject to compromise (Note 1)	(1)	1
Other	-	1

Net cash flow from financing	(37)	-

Effect of exchange rate changes on cash	16	8

NET DECREASE IN CASH AND CASH EQUIVALENTS	(106)	(78)

Cash and cash equivalents at beginning of period	875	764

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$769	$686

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, Owens Corning may cause certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”, which is in default) to file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (as so amended through such fourth amendment, the “Plan”) in the USBC on October 24, 2003. Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court.

Consequence of Filing

As a consequence of the Filing, all pending litigation against the Debtors was stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

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

Related Developments

PROPOSED ASBESTOS LEGISLATION

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OTHER MATTERS FILED IN THE USBC

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Alfred M. Wolin from further participation in the Chapter 11 Cases. On October 15, 2003, the District Court entered an order withdrawing the reference of this matter from the USBC. On October 23, 2003, the District Court entered an order staying all discovery and other proceedings related to the motion until further order of the Court. On October 27, 2003, K&S filed an Emergency Petition for a Writ of Mandamus with respect to the recusal motion in the United States Court of Appeals for the Third Circuit (the “Third Circuit”), seeking an order directing Judge Wolin either to recuse himself from the Chapter 11 Cases or to withdraw his order of October 23, 2003, and permit expedited discovery and an expedited briefing and hearing schedule with respect to the recusal motion. On October 28, 2003, the District Court issued an order setting forth certain procedures with respect to the recusal motion, including the provision by certain parties of affidavits and a briefing schedule with respect to the recusal motion. By orders dated October 30, 2003, and November 3, 2003, the Third Circuit stayed those proceedings in the Chapter 11 Cases for which the reference had been withdrawn from the USBC and which are pending solely before Judge Wolin; such orders do not affect other proceedings in the Chapter 11 Cases.

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 9 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which is captioned Credit Suisse First Boston v. Owens Corning, et al., seeks to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleges that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. No hearing has been set on this matter.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A status conference on this matter has been set for December 1, 2003.

The Debtors believe that the above three matters are without merit and intend to vigorously oppose them in appropriate proceedings.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Under the Plan, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s Pre-Petition Credit Facility or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc., an indirect wholly-owned subsidiary of Owens Corning (“Exterior”), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative agreement is reached to release such entities from their guaranty obligations, Owens Corning expects to cause IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, to file for relief under Chapter 11 of the Bankruptcy Code, and to join in the proposal of the Plan, and will also seek to cause those Non-Debtor Subsidiaries to be substantively consolidated with the current Debtors for the purposes set forth in the Plan.

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

Approximately 24,000 proofs of claim (including late-filed claims), totaling approximately $16.1 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its initial review of the filed claims, Owens Corning identified approximately 15,000 claims, totaling approximately $8.5 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of September 30, 2003, approximately 4,000 of the Objectionable Claims, totaling approximately $2.2 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.6 billion. As of September 30, 2003, approximately 400 of these claims, totaling approximately $0.1 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. The remaining claims consist of:

–	Approximately 2,900 claims, totaling approximately $1.3 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

–	Approximately 500 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

–	Approximately 5,200 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; environmental claims totaling approximately $242 million; and claims for contract rejections, totaling approximately $173 million, of which approximately $113 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2003.

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

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,100 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.3 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,200, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

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

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 9 to the Consolidated Financial Statements) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire (the “Additional Law Firm Suits”). The Official Creditors’ Committee was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

By motion filed on or about October 16, 2002, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation (other than the Additional Law Firm Suits) pending its disposition in a plan of reorganization. Pursuant to orders of the Bankruptcy Court, all of the foregoing litigation, other than the Additional Law Firm Suits and the action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, has been stayed until February 2, 2004, subject to the right of any defendant to move to modify/terminate the stay. The Debtors’ action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

Certain Post-Petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through September 30, 2003, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $483 million, of which $34 million relates to the third quarter of 2003, $104 million relates to the first nine months of 2003, and $37 million and $112 million, respectively, relate to the corresponding periods of 2002.

At September 30, 2003, the Company had $769 million of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP Financing at September 30, 2003; however, approximately $83 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Financial Statement Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

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

As reflected in the Consolidated Financial Statements, “Liabilities Subject to Compromise” refer to Debtors’ liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth below following the debtor-in-possession financial statements. These amounts represent Owens Corning’s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In millions of dollars)

NET SALES	$1,186	$1,161	$3,247	$3,271
COST OF SALES	1,017	1,005	2,808	2,800

Gross margin	169	156	439	471

OPERATING EXPENSES
Marketing and administrative expenses	102	120	306	368
Science and technology expenses	9	9	28	26
Restructure costs	-	11	2	16
Chapter 11 related reorganization items	5	35	75	85
Owens Corning provision (credit) for asbestos
litigation claims	-	1,381	(4)	1,376
Fibreboard provision for asbestos litigation
claims	-	975	-	975
Other (including interest income from non-
Debtors of $14 million and $42 million for the
three month and nine month periods ended
September 30, 2003 and 2002)	(39)	(22)	(81)	(71)

Total operating expenses	77	2,509	326	2,775

INCOME (LOSS) FROM OPERATIONS	92	(2,353)	113	(2,304)

Interest expense, net	1	1	3	4

INCOME (LOSS) BEFORE INCOME TAX
EXPENSE	91	(2,354)	110	(2,308)

Income tax expense	43	4	61	27

INCOME (LOSS) BEFORE EQUITY IN NET
INCOME (LOSS) OF AFFILIATES	48	(2,358)	49	(2,335)

Equity in net income (loss) of affiliates	-	3	(1)	(2)

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	48	(2,355)	48	(2,337)

Cumulative effect of change in accounting
principle, net of tax	-	-	-	409

NET INCOME (LOSS)	$48	$(2,355)	$48	$(2,746)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION BALANCE SHEET

	September 30,	December 31,
ASSETS	2003	2002
	(In millions of dollars)

CURRENT
Cash and cash equivalents	$480	$622
Receivables (net of allowance for doubtful accounts)	456	336
Receivables - non-Debtors	1,002	933
Inventories	294	328
Other current assets	38	23

Total current	2,270	2,242

OTHER
Restricted cash - asbestos and insurance related	166	165
Restricted cash, securities, and other - Fibreboard	1,393	1,365
Deferred income taxes	1,212	1,248
Pension-related assets	268	124
Goodwill	54	54
Investment in affiliates	17	15
Investment in non-Debtor subsidiaries	761	757
Other noncurrent assets	44	89

Total other	3,915	3,817

PLANT AND EQUIPMENT, at cost
Land	39	42
Buildings and leasehold improvements	594	527
Machinery and equipment	2,266	2,391
Construction in progress	83	96

	2,982	3,056
Accumulated depreciation	(1,615)	(1,688)

Net plant and equipment	1,367	1,368

TOTAL ASSETS	$7,552	$7,427

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002
	(In millions of dollars)

CURRENT
Accounts payable and accrued liabilities	$550	$533
Accounts payable and accrued liabilities - non-Debtors	39	49
Long-term debt - current portion	3	-

Total current	592	582

LONG-TERM DEBT	6	-

OTHER
Other employee benefits liability	380	355
Pension plan liability	525	525
Other	92	81

Total other	997	961

LIABILITIES SUBJECT TO COMPROMISE	9,994	9,963

STOCKHOLDERS’ EQUITY
Common stock	6	6
Additional paid in capital	691	690
Accumulated deficit	(4,437)	(4,485)
Accumulated other comprehensive loss	(295)	(290)
Other	(2)	-

Total stockholders’ equity	(4,037)	(4,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,552	$7,427

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES
DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2003	2002
	(In millions of dollars)

NET CASH FLOW FROM OPERATIONS
Net income (loss)	$48	$(2,746)
Reconciliation of net cash flow from operations
Noncash items:
Provision for asbestos litigation claims	-	2,356
Provision for depreciation and amortization	110	106
Provision for impairment of fixed assets	28	33
Provision for deferred income taxes	37	14
Cumulative effect of accounting change	-	409
Other	51	39
Increase in receivables and receivables - non-Debtors	(208)	(198)
Increase in inventories	(23)	(63)
Increase (decrease) in accounts payable and accrued liabilities and
accounts payable and accrued liabilities - non-Debtors	2	(58)
(Increase) decrease in restricted cash - asbestos and insurance
related	(1)	5
Increase in restricted cash, securities, and other - Fibreboard	(29)	-
Change in liabilities subject to compromise	-	(2)
Proceeds from insurance for asbestos litigation claims, excluding
Fibreboard	4	5
Pension fund contribution	(178)	-
Other	62	89

Net cash flow from operations	(97)	(11)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(87)	(119)
Investment in subsidiaries, net of cash acquired	(1)	(1)
Proceeds from the sale of affiliate or business	61	10
Other	13	-

Net cash flow from investing	(14)	(110)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	2	-
Other reductions to long-term debt	(32)	1
Subject to compromise	(1)	-
Other	-	1

Net cash flow from financing	(31)	2

NET DECREASE IN CASH AND CASH EQUIVALENTS	(142)	(119)

Cash and cash equivalents at beginning of period	622	605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$480	$486

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.     VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	September 30,	December 31,
	2003	2002
	(In millions of dollars)

Accounts payable	$190	$192
Accrued interest payable	41	40
Accrued liabilities	32	41
Debt	2,896	2,854
Income taxes payable	234	235
Reserve for asbestos litigation claims - Owens Corning	3,565	3,564
Reserve for asbestos-related claims - Fibreboard	2,309	2,310

Total consolidated	9,267	9,236

Payables to non-Debtors	727	727

Total Debtor	$9,994	$9,963

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In millions of dollars)

Professional fees	$8	$17	$49	$52
Payroll and compensation	4	6	16	18
Settlement of Asian credit facility	-	-	18	-
Renegotiation of World Headquarters lease	-	-	21	-
Interest income	(8)	(3)	(33)	(7)
Other, net	1	15	4	22

Total	$5	$35	$75	$85

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.     SEGMENT DATA

During 2003, the Company realigned its internal operating segments. Following this realignment, the Company reviewed its segments in accordance with SFAS No. 131 and concluded that the aggregation of its operating segments into two reportable segments remained appropriate; however, certain components within the segments have changed. Net sales and income from operations have been reclassified for all periods presented to reflect this change.

The Company has reported financial and descriptive information about each of the Company’s two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
NET SALES	2003	2002	2003	2002
	(In millions of dollars)

Reportable Segments

Building Materials Systems
United States	$1,033	$1,002	$2,810	$2,802
Europe	1	-	2	2
Canada and other	64	56	165	140

Total Building Materials Systems	1,098	1,058	2,977	2,944

Composite Solutions
United States	126	133	370	401
Europe	84	77	252	236
Canada and other	41	38	122	117

Total Composite Solutions	251	248	744	754

Total reportable segments	$1,349	$1,306	$3,721	$3,698

External Customer Sales by Geographic Region

United States	$1,160	$1,135	$3,181	$3,203
Europe	85	77	254	238
Canada and other	104	94	286	257

NET SALES	$1,349	$1,306	$3,721	$3,698

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.     SEGMENT DATA (continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
INCOME FROM OPERATIONS	2003	2002	2003	2002
	(In millions of dollars)

Reportable Segments

Building Materials Systems
United States	$97	$85	$243	$212
Europe	-	-	(1)	-
Canada and other	12	8	26	17

Total Building Materials Systems	109	93	268	229

Composite Solutions
United States	(2)	2	9	2
Europe	5	7	15	23
Canada and other	12	5	22	16

Total Composite Solutions	15	14	46	41

Total reportable segments	$124	$107	$314	$270

Geographic Regions

United States	$95	$87	$252	$214
Europe	5	7	14	23
Canada and other	24	13	48	33

Total reportable segments	$124	$107	$314	$270

Reconciliation to Consolidated Income (Loss)
Before Income Tax Expense

Restructuring (Note 4)	-	(11)	(2)	(18)
Other charges (Note 4)	(1)	(33)	(42)	(35)
Chapter 11 related reorganization items (Note 1)	(5)	(35)	(75)	(85)
(Provision) credit for asbestos litigation claims	-	(2,356)	4	(2,351)
General corporate expense	(14)	(14)	(44)	(50)
Interest expense, net	(2)	(5)	(6)	(13)

CONSOLIDATED INCOME (LOSS)
BEFORE INCOME TAX EXPENSE	$102	$(2,347)	$149	$(2,282)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.     GENERAL

The consolidated financial statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. Certain reclassifications have been made to the periods presented for 2002 to conform with the classifications used in the periods presented for 2003.

In connection with the consolidated financial statements and notes included in this Report, reference is made to the consolidated financial statements and notes thereto contained in the Company’s 2002 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

4.     RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

Third Quarter 2003

In the third quarter of 2003, the Company recorded a pretax charge of approximately $1 million as the result of a contractual post-closing adjustment to the selling price of the Company’s metal systems business, which was sold in the second quarter of 2003. The $1 million charge was reflected in the Consolidated Statement of Income (Loss) under the caption, “Other”.

Second Quarter 2003

In the second quarter of 2003, the Company recorded a pretax charge of approximately $13 million, consisting of a $14 million loss on the sale of the Company’s metal systems business, offset by a $1 million credit representing the gain on the sale of assets of the Company’s mineral wool business. Such $13 million charge was reflected in the Consolidated Statement of Income (Loss) under the caption, “Other”. See Note 5 to the Consolidated Financial Statements for additional information concerning these sales.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.     RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of 830 positions due to plant closures in the U.S. and U.K. and $18 million of severance costs associated with the elimination of 349 other positions, primarily impacting administrative personnel. As of September 30, 2003, all of these positions were actually eliminated, and approximately $32 million had been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities. As of September 30, 2003, all costs have been paid and charged against the reserve for exit cost liabilities.

The $105 million in other pretax charges was recorded as a $110 million charge to cost of sales and a credit of $5 million to other operating expenses. The $110 million charge to cost of sales includes: (1) charges of $66 million to write-down assets to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions, $28 million in the Composite Solutions segment, primarily as the result of a plant closure, and $38 million in the Building Materials segment, primarily as the result of plans to sell certain facilities; (2) a $19 million charge for inventory made obsolete by changes in the Company’s manufacturing and marketing processes; (3) a charge of $6 million associated with realignment of the Company’s Newark, OH manufacturing facility; and (4) $19 million of other restructure charges.

Status of Liability for Restructuring Programs

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring actions since 2000, when the Company implemented the first phase of a strategic restructuring program, including cumulative spending and adjustments and the remaining balance as of September 30, 2003:

		Facility and
	Personnel	Business Exit
	Costs	Costs	Total
	(In millions of dollars)

Charges to expense	$16	$4	$20
Payments	4	1	5

Balance at December 31, 2000	12	3	15

Charges to expense	21	-	21
Payments	24	3	27

Balance at December 31, 2001	9	-	9

Charges to expense	35	2	37
Payments	16	1	17

Balance at December 31, 2002	28	1	29

Payments	22	1	23

Balance at September 30, 2003	$6	$-	$6

In addition, as of September 30, 2003, a liability of approximately $15 million remains from a restructuring program implemented during 1997 and 1998 related to closing manufacturing locations and reducing overhead. This liability is primarily related to extended personnel severance costs.

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

Divestitures

On May 22, 2003, the Company received Bankruptcy Court approval to sell the assets of its metal systems business. Net proceeds from the sale were $48 million, of which $40 million was received in the second quarter of 2003 and $4 million was received in the third quarter of 2003. A pretax loss of approximately $15 million was realized from the sale, excluding the impact of asset impairments taken in prior periods. The metal systems business had net sales of approximately $223 million and $214 million during 2002 and 2001, respectively, including intercompany sales to other Owens Corning businesses. The Company expects to make continued purchases from the divested business of approximately $65 million per year.

Also during May 2003, the Company received Bankruptcy Court approval to sell the assets of its mineral wool business. Net proceeds from the sale of $8 million were received in the second quarter of 2003. A pretax gain of approximately $1 million was realized from the sale, excluding the impact of asset impairments taken in prior periods.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2003	2002
	(In millions of dollars)

Finished goods	$381	$385
Materials and supplies	130	149

FIFO inventory	511	534
Excess of FIFO over LIFO	(100)	(88)

Total inventories	$411	$446

Approximately $144 million and $150 million of total inventories were valued using the LIFO method at September 30, 2003 and December 31, 2002, respectively.

7.     COMPREHENSIVE INCOME

The Company’s comprehensive income for the quarters ended September 30, 2003 and 2002 was income of $57 million and a loss of $2.347 billion, respectively. The Company’s comprehensive income includes: (1) net income; (2) currency translation adjustments; (3) minimum pension liability adjustments; and (4) deferred gains and losses on certain hedging transactions to record at fair value.

8.     EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss) used for basic and diluted
earnings per share (millions)	$55	$(2,359)	$72	$(2,770)

Weighted-average number of shares outstanding
used for basic earnings per share (thousands)	55,224	55,047	55,166	55,055

Non-vested restricted shares (thousands)	75	-	99	-

Deferred awards (thousands)	24	-	24	-

Shares from assumed conversion of preferred
securities (thousands)	4,566	-	4,566	-

Weighted-average number of shares outstanding
and common equivalent shares used for
diluted earnings per share (thousands)	59,889	55,047	59,855	55,055

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     EARNINGS PER SHARE (continued)

For the quarter and nine months ended September 30, 2002, the number of shares used in the calculation of diluted earnings per share did not include approximately 129 thousand common equivalent shares of non-vested restricted stock and 176 thousand common equivalent shares of non-vested restricted stock, respectively, 24 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

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

As more fully discussed in Note 1 to the Consolidated Financial Statements and under the heading “Reserve” below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At September 30, 2003, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash – asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will ultimately be under the terms of any plan or plans of reorganization. However, in 2001, the holder of approximately $49 million of Undistributed Administrative Deposits for Owens Corning (and approximately $28 million of similar Undistributed Administrative Deposits for Fibreboard) filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds (“Subject Deposits”) to the escrow beneficiaries. As the result of hearings held on June 20 and July 22, 2002, the Bankruptcy Court has ruled that escrow beneficiaries that had received both written notice of approval for payment and an initial payment from the Subject Deposits prior to the Petition Date would be entitled to receive their remaining payments (plus post-judgment interest after June 20, 2002) from the principal of the Subject Deposits, with the balance of the Subject Deposits, if any, plus any other investment proceeds to be returned to Owens Corning (or Fibreboard, as appropriate) as contributor of the deposits. The Official Committee of Unsecured Creditors and the Legal Representative for the class of future asbestos claimants have each filed a notice of appeal from the order, and the matter has been fully briefed.

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

As of September 30, 2003, a reserve of approximately $3.6 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Reserve for asbestos litigation claims”.

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

As noted above and in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors. The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. In this regard, the Company’s bank and bond creditor groups, for example, have continued to assert that such aggregate liability does not exceed the amount of Owens Corning’s existing reserves. It is therefore anticipated that the number and estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

At September 30, 2003, the approximate balances of the components of Owens Corning’s asbestos-related reserve were:

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

As discussed in Item A above and under the heading “Reserve” below, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors (including Fibreboard). Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Fibreboard’s (and Owens Corning’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation.

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

As of September 30, 2003, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.266 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At September 30, 2003, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other – Fibreboard”. See Note 10 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, this reserve was increased in the third quarter of 2002 through a charge to income of $975 million. As of September 30, 2003, a reserve of approximately $2.3 billion in respect of these asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities – Fibreboard”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing, including those set forth in Item A above. In addition, as noted above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors (including Fibreboard). The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. In this regard, the Company’s bank and bond creditor groups, for example, have continued to assert that such aggregate liability does not exceed the amount of Owens Corning’s existing reserves. It is therefore anticipated that the number and estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company’s

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, the total amount of future asbestos claims allowed, and the impact of the Administrative Consolidation. In light of the above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization ultimately confirmed.

At September 30, 2003, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

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

In October 1998, the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven tobacco companies and several other tobacco industry defendants. On June 17, 2001, the Jefferson court entered an order dismissing Owens Corning’s case in response to the defendants’ motion for summary judgment on the basis that Owens Corning’s injuries were indirect and thus too remote under Mississippi law to allow recovery. The Company has appealed such dismissal to the Supreme Court of Mississippi. The Supreme Court heard oral arguments on this matter on October 1, 2003. It is unknown when the court will issue its decision.

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

As of September 30, 2003, Owens Corning’s consolidated financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

On or about January 27, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Robert Greenburg, et al. v. Glen Hiner, et al. in the United States District Court for the Northern District of Ohio, Western Division. Subsequent to January 27, 2003, three substantially similar actions, with named plaintiffs Nicholas Radosevich, Howard E. Leppla, and William Benanchietti, respectively, were filed against the same defendants in the same court. On July 30, 2003, the court consolidated the four cases under the caption Robert Greenburg, et al. v. Glen Hiner, et al., and appointed lead plaintiffs JKF Investment Co., Icarus Trading, Inc. and HGK Asset Management. An amended complaint was filed by the plaintiffs on or about September 8, 2003. Owens Corning is not named in the lawsuit. The suit purports to be a class action for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of a class comprised of persons who purchased stock of Owens Corning during the period from September 20, 1999, through October 4, 2000. The complaint seeks an unspecified amount of damages and/or, where appropriate, rescission. The Company believes that the claim is without merit.

On or about September 2, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Kensington International limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. Owens Corning is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under the Pre-Petition Credit Facility, alleges causes of action (1) against all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the Pre-Petition Credit Facility. The complaint seeks an unspecified amount of damages. Owens Corning believes that the claim is without merit. On October 6, 2003, the Company filed in the USBC a Complaint for Temporary Restraining Order, Preliminary Injunction and Enforcement of the Automatic Stay, requesting a preliminary injunction against further prosecution of the suit until after confirmation of a plan of reorganization for the Company. The USBC has scheduled a hearing on January 20, 2004, to hear arguments on the Company’s request.

Owens Corning holds an indirect ownership interest in ServiceLane.com, Inc. (“ServiceLane”), which is in Chapter 7 bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 01-36044-HCA-7 (Abrahamson, B.J.). Two former employees of ServiceLane (the “SL Plaintiffs”) have filed proofs of claim (Claims No. 8651 and 8622) against Owens Corning in the Chapter 11 Cases, alleging fraud and misrepresentation. Additionally, on July 24, 2003, the SL Plaintiffs, along with ServiceLane’s Chapter 7 trustee, brought suit against two Owens Corning officers, who also were directors of ServiceLane, in the United States District Court for the Northern District of Ohio, Western Division, under the caption ServiceLane.com, Inc., et al. v. Stein, et al. In the complaint, ServiceLane alleges a breach of fiduciary duty against both officers and the SL Plaintiffs allege fraud against one officer. Owens Corning is not named in the lawsuit. On September 10, 2003, Owens Corning filed in the USBC an objection to the proofs of claim filed by the SL Plaintiffs as well as a counterclaim seeking declaratory relief in the form of a declaration that neither Owens Corning nor the two officers harmed the SL Plaintiffs. On October 1, 2003, the two officers filed a similar adversary proceeding in the USBC. On October 10, 2003, the SL Plaintiffs filed a motion to dismiss Owens Corning’s counterclaim. Owens Corning believes that neither the claims of the SL Plaintiffs nor the claims of ServiceLane’s Chapter 7 trustee have merit.

The named officer and director defendants in each of the above proceedings have each filed contingent indemnification claims with respect to such litigation against Owens Corning pursuant to the General Bar Date process described below.

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

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire (the “Additional Law Firm Suits”). The Official Creditors’ Committee was named as a defendant in such lawsuits, solely with respect to the declaratory relief sought.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

By motion filed on or about October 16, 2002, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation (other than the Additional Law Firm Suits) pending its disposition in a plan of reorganization. Pursuant to orders of the Bankruptcy Court, all of the foregoing litigation, other than the Additional Law Firm Suits and the action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, has been stayed until February 2, 2004, subject to the right of any defendant to move to modify/terminate the stay. The Debtors’ action relating to the avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

10.     FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 9 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of September 30, 2003, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At September 30, 2003, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other – Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 9, Part B, to the Consolidated Financial Statements). As of September 30, 2003, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities – Fibreboard”. At September 30, 2003, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $2.309 billion.

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

Through the third quarter of 2002, the residual obligation to charity, included in liabilities subject to compromise on the Consolidated Balance Sheet, increased/decreased with the related decrease/increase to other expense/income on the Consolidated Statement of Income (Loss). As of September 30, 2002, the residual obligation to charity was reclassified to Fibreboard’s reserve for asbestos litigation claims as the asbestos-related liabilities exceeded the Trust Assets. Consequently, for periods subsequent to the third quarter of 2002, no amounts have been recorded to the residual obligation to charity, and earnings/losses on Trust Assets have been recorded as Chapter 11 related reorganization items.

Results for the Periods Ended September 30, 2003 and 2002

During the third quarter of 2003 and 2002, Trust Assets generated interest/dividend earnings of approximately $14 million during each of the quarters ($43 million and $40 million, respectively, for the first nine months of such years). The $14 million generated in the third quarter of 2003 and the $43 million generated during the nine months ended September 30, 2003 were recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss). The $14 million generated during the third quarter of 2002 and the $40 million generated during the nine months ended September 30, 2002 were recorded as an increase in the carrying amount of the assets on Owens Corning’s Consolidated Balance Sheet and as other income on the Consolidated Statement of Income (Loss). The income generated in the quarter and nine months ended September 30, 2002 was offset by equal charges to other expense in the relevant period, which represented an increase in the residual liability to charity.

During the third quarter of 2003 and 2002, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $3 million and an unrealized gain of $11 million, respectively (a loss of $9 million and a gain of $21 million, respectively, for the first nine months of such years), recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. The $3 million loss generated during the third quarter of 2003 and the $9 million loss generated during the nine months ended September 30, 2003 were recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). The $11 million gain generated during the third quarter of 2002 and the $21 million gain generated during the nine months ended September 30, 2002 were reflected in the Consolidated Balance Sheet as a change to the carrying amount of the asset and to other comprehensive income. These amounts were also reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.     FIBREBOARD SETTLEMENT TRUST (continued)

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarter or nine months ended September 30, 2003 or 2002. However, approximately $1 million was paid during the nine months ended September 30, 2002 for taxes related to earnings of the Trust, of which no payments were made in the third quarter of 2002. No payments were made for taxes during the quarter or nine months ended September 30, 2003. The payments made during the nine months ended September 30, 2002 were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities resulted in a realized loss of approximately $3 million and $1 million, respectively, during the third quarters of 2003 and 2002 (a loss of $5 million and $2 million, respectively, during the first nine months of such years). Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

At September 30, 2003, the fair value of Trust Assets and Administrative Deposits was $1.393 billion, which was comprised of Trust Assets of $1.266 billion of marketable securities and Administrative Deposits of $127 million.

The table below summarizes Trust and Administrative Deposits activity for the nine months ended September 30, 2003:

		Interest
	Balance	and	Unrealized	Realized		Balance
	12/31/02	Dividends	Loss	Loss	Other	9/30/03
	(In millions of dollars)

Assets
Trust Assets:
Marketable securities -
trading	$1,238	$43	$(9)	$(5)	$(1)	$1,266

Administrative Deposits	127	-	-	-	-	127

Total assets	$1,365	$43	$(9)	$(5)	$(1)	$1,393

Liabilities
Accounts payable	$18	-	-	-	-	$18
Asbestos litigation claims	2,310	-	-	-	(1)	2,309

Total Trust liabilities	2,328	-	-	-	(1)	2,327

Liabilities in excess of assets	(963)	43	(9)	(5)	-	(934)

Total Trust liabilities net of
liabilities in excess of assets	$1,365	$43	$(9)	$(5)	$(1)	$1,393

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

The Company applied SFAS No. 142 beginning in the first quarter of 2002, which required the Company to cease amortizing goodwill and indefinite-lived intangibles. The Company has no recorded indefinite-lived intangibles, separately identified. In addition, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. Based on this analysis, the January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $491 million, resulting in a non-cash charge of $491 million ($441 million net of tax, or $8.01 per basic and diluted share for the nine months ended September 30, 2002). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

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

The changes in goodwill by segment during each of the quarters and nine months ended September 30, 2003 and 2002, were as follows:

	Quarter Ended September 30, 2003
	Balance at		Foreign	Balance at
	June 30,		Exchange and	September 30,
	2003	Reallocation	Other	2003
	(In millions of dollars)

Composite Solutions	$21	$(3)	$2	$20
Building Materials Systems	113	3	(1)	115

Total	$134	$-	$1	$135

	Quarter Ended September 30, 2002
	Balance at	Foreign	Balance at
	June 30,	Exchange and	September 30
	2002	Other	2002
	(In millions of dollars)

Composite Solutions	$18	-	$18
Building Materials Systems	106	(2)	104

Total	$124	$(2)	$122

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.     GOODWILL AND OTHER INTANGIBLES (continued)

	Nine Months Ended September 30, 2003
	Balance at		Foreign	Balance at
	December 31,		Exchange and	September 30,
	2002	Reallocation	Other	2003
	(In millions of dollars)

Composite Solutions	$18	$(3)	$5	$20
Building Materials Systems	104	3	8	115

Total	$122	$-	$13	$135

	Nine Months Ended September 30, 2002
	Balance at	Effect of		Foreign	Balance at
	December 31,	Adopting		Exchange	September 30,
	2001	SFAS No. 142	Reallocation	and Other	2002
	(In millions of dollars)

Composite Solutions	$33	$-	$(15)	$-	$18
Building Materials Systems	577	(491)	15	3	104

Total	$610	$(491)	$-	$3	$122

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $3 million in the first nine months of 2003 and 2002. The Company estimates that amortization of intangibles will be approximately $3 million for each of the next five years. The components of other intangible assets are as follows:

	September 30, 2003
	Weighted Average	Gross Carrying	Accumulated
	Lives	Amount	Amortization
		(In millions of dollars)

Contract-based	6	$5	$2
Technology-based	21	13	9
Marketing-related	6	14	10

		$32	$21

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

The Company applies SFAS No. 123 and SFAS No. 148 for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS No. 123 and SFAS No. 148. The expense recorded in the nine months ended September 30, 2003 and 2002 was not material.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.     STOCK COMPENSATION (continued)

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In millions of dollars, except share data)

Net income (loss), as reported	$55	$(2,359)	$72	$(2,770)

Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(1)	(1)	(2)	(3)

Pro forma net income (loss)	$54	$(2,360)	$70	$(2,773)

Basic net income (loss) per share
As reported	$0.99	$(42.84)	$1.30	$(50.31)
Pro forma	0.99	(42.86)	1.28	(50.35)

Diluted net income (loss) per share
As reported	$0.92	$(42.84)	$1.20	$(50.31)
Pro forma	0.91	(42.86)	1.18	(50.35)

13.     LEASES

During the second quarter of 2003, the Company took various actions with the collective effect of reducing its effective cost of occupying its World Headquarters facility, including (1) renegotiation of the lease structure of the facility, including extension of the lease term, reduction of the payments and modification of the end-of-term purchase option, resulting in a classification change from an operating lease to a capital lease, (2) purchase of certain bonds issued by the lessor (the “Bonds”) in connection with the initial financing of the facility, and (3) obtaining a legal right of offset, which allows the Company to apply interest/principal receipts due it under the Bonds toward its lease liability. Classifying the lease as a capital lease resulted in (1) the recording of a lease liability of approximately $39 million, (2) the reduction of the previously recorded prepaid rent attributable to the original operating lease by approximately $45 million, and (3) the recording of building and furniture at a total value of approximately $84 million.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.     WARRANTIES

(In millions of dollars)

Balance at December 31, 2002	$57
Amounts accrued for current year	10
Reduction for sale of businesses	(4)
Settlements of warranty claims	(10)

Balance at September 30, 2003	$53

15.     ACCOUNTING PRONOUNCEMENTS

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.     ACCOUNTING PRONOUNCEMENTS (continued)

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51". Effective December 31, 2003, the Company will adopt the provisions of this interpretation which requires the primary beneficiary in a variable interest entity to consolidate the entity, even if the primary beneficiary does not have a majority voting interest, for variable interest entities existing prior to February 1, 2003. Effective January 31, 2003, the Company adopted the consolidation requirements of this Interpretation for any variable interest entity created after that date. Effective December 31, 2002, the Company adopted the requirements of this interpretation for entities to disclose information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to February 1, 2003 in financial statements issued after January 31, 2003. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted these provisions as of June 30, 2003. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, Owens Corning may cause certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”, which is in default) to file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

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

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (as so amended through such fourth amendment, the “Plan”) in the USBC on October 24, 2003. Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court.

Consequence of Filing

As a consequence of the Filing, all pending litigation against the Debtors was stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

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

Related Developments

PROPOSED ASBESTOS LEGISLATION

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

OTHER MATTERS FILED IN THE USBC

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Alfred M. Wolin from further participation in the Chapter 11 Cases. On October 15, 2003, the District Court entered an order withdrawing the reference of this matter from the USBC. On October 23, 2003, the District Court entered an order staying all discovery and other proceedings related to the motion until further order of the Court. On October 27, 2003, K&S filed an Emergency Petition for a Writ of Mandamus with respect to the recusal motion in the United States Court of Appeals for the Third Circuit (the “Third Circuit”), seeking an order directing Judge Wolin either to recuse himself from the Chapter 11 Cases or to withdraw his order of October 23, 2003, and permit expedited discovery and an expedited briefing and hearing schedule with respect to the recusal motion. On October 28, 2003, the District Court issued an order setting forth certain procedures with respect to the recusal motion, including the provision by certain parties of affidavits and a briefing schedule with respect to the recusal motion. By orders dated October 30, 2003, and November 3, 2003, the Third Circuit stayed those proceedings in the Chapter 11 Cases for which the reference had been withdrawn from the USBC and which are pending solely before Judge Wolin; such orders do not affect other proceedings in the Chapter 11 Cases.

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 9 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which is captioned Credit Suisse

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

First Boston v. Owens Corning, et al., seeks to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleges that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. No hearing has been set on this matter.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A status conference on this matter has been set for December 1, 2003.

The Debtors believe that the above three matters are without merit and intend to vigorously oppose them in appropriate proceedings.

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

Under the Plan, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s Pre-Petition Credit Facility or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc., an indirect wholly- owned subsidiary of Owens Corning (“Exterior”), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative agreement is reached to release such entities from their guaranty obligations, Owens Corning expects to cause IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, to file for relief under Chapter 11 of the Bankruptcy Code, and to join in the proposal of the Plan, and will also seek to cause those Non-Debtor Subsidiaries to be substantively consolidated with the current Debtors for the purposes set forth in the Plan.

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

Approximately 24,000 proofs of claim (including late-filed claims), totaling approximately $16.1 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its initial review of the filed claims, Owens Corning identified approximately 15,000 claims, totaling approximately $8.5 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of September 30, 2003, approximately 4,000 of the Objectionable Claims, totaling approximately $2.2 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.6 billion. As of September 30, 2003, approximately 400 of these claims, totaling approximately $0.1 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. The remaining claims consist of:

–	Approximately 2,900 claims, totaling approximately $1.3 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

–	Approximately 500 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

–	Approximately 5,200 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has previously recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; environmental claims totaling approximately $242 million; and claims for contract rejections, totaling approximately $173 million, of which approximately $113 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2003.

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

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,100 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.3 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,200, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

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

Key factors affecting the Company’s Building Materials markets include interest rates, new housing starts, and remodeling activity. Despite the weakness in the overall economy, the historically low interest rates experienced in recent periods have contributed to relative strength in new housing starts and demand for the Company’s Building Materials products. If interest rates rise, it is likely that housing starts and demand for Building Materials products would be negatively impacted. In addition, high energy and material costs will continue to cause pressure on margins.

Key factors affecting the Company’s Composite Solutions markets include the condition of automotive markets and foreign exchange rates. In this segment, the Company forecasts that slow markets in North America and Europe will combine for minimal or no growth in 2003 compared to 2002. In addition, overcapacity in the global market will contribute to price pressure on the Composite Solutions business, while high energy and material costs will cause continuing pressure on margins.

Sales and Profitability for the Quarter Ended September 30, 2003 and 2002

NET SALES

Net sales for the quarter ended September 30, 2003 were $1.349 billion, a 3% increase from the third quarter of 2002 level of $1.306 billion. The higher sales in the third quarter of 2003 compared to 2002 primarily reflect higher volumes in both Building Materials and Composite Solutions, primarily in the United States. In Building Materials, the higher sales volume, which was primarily in our residential roofing business and insulation business, was partially offset by lower pricing in our insulation business. In addition, sales were negatively impacted by the sale of our metal systems business in May of 2003, discussed below under “Restructuring of Operations and Other Charges”. In Composite Solutions, the higher sales volume was partially offset by lower prices in nearly all geographic regions. In addition, Composite Solutions sales reflect a decrease due to the exiting of certain non-strategic product lines. Changes in foreign currency exchange rates increased net sales in the third quarter of 2003 by 1%. This primarily reflects the weakening of the U.S. dollar relative to the Euro, which benefited our Composite Solutions net sales results.

Sales outside the United States represented 14% of total sales for the quarter ended September 30, 2003, compared to 13% during the third quarter of 2002. The increase was primarily attributable to the favorable changes in foreign currency effects, which positively impacted sales outside the United States, and the sale of our metal systems business and the exiting of other product lines, which negatively impacted sales in the United States.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

GROSS MARGIN

Gross margin for the third quarters of 2003 and 2002 was 16% of net sales. While volume in 2003 was ahead of last year in insulation and residential roofing, gross margin as a percentage of sales was adversely affected by higher energy and material costs negatively impacting all major businesses and by lower prices in Composite Solutions and the residential insulation business. The higher raw material costs were mainly attributable to asphalt, PVC, and polystyrene, while the higher energy costs were principally attributable to natural gas. The results for the third quarter of 2002 reflect a charge of $33 million to cost of sales, primarily to write down a group of assets in the Building Materials segment to estimated realizable value.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $115 million and 9% of net sales during the third quarter of 2003, compared to $131 million and 10% of net sales during the third quarter of 2002. The decrease is primarily attributable to cost-cutting measures entered into during 2002 and the beginning of 2003. Please see Restructuring of Operations and Other Charges below for further information on the cost-cutting measures taken.

INCOME FROM OPERATIONS

Income from operations increased to $104 million for the third quarter of 2003, from a loss from operations of $2.342 billion for the same period in 2002. The increase was primarily due to the $2.356 billion provision for asbestos litigation claims taken in the third quarter of 2002. The increase also reflects higher gross margin dollars and reduced marketing and administrative expenses. Other factors contributing to the increase were lower Chapter 11 related reorganization expenses and restructure costs, beneficial foreign exchange rates, and a gain of $6 million in our Composite Solutions business from the sale of excess assets (recorded as Other in the Consolidated Statement of Income (Loss)).

INCOME TAXES

The Company currently projects that its effective tax rate for the full year 2003 will be approximately 50%, compared to 1% for the full year 2002. The 2003 rate reflects valuation reserves in connection with the deductibility of certain Chapter 11 related reorganization expenses. The 2002 rate reflects valuation reserves in connection with the Company’s increase, in the third quarter of 2002, of its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (See Note 9 to the Consolidated Financial Statements). In connection with such charges, management evaluated the likelihood of allowable tax deductions in light of the Company’s financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that, as of September 30, 2002, a valuation allowance was required for the full amount of the increase in asbestos reserves. As a result, no tax benefit was recorded in connection with the third quarter 2002 asbestos-related charges discussed above.

NET INCOME

For the third quarter of 2003, Owens Corning reported net income of $55 million, or $0.92 per share, compared to a net loss of $2.359 billion, or $(42.84) per share for the third quarter of 2002. The increase in 2003 was primarily due to the factors described above. The Company had $2 million of net interest expense in the third quarter of 2003 (from the Petition Date through September 30, 2003, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $483 million, of which $34 million relates to the third quarter of 2003 and $37 million relates to the third quarter of 2002 (please see Note 1 to the Consolidated Financial Statements)).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

Sales and Profitability for the Nine Months Ended September 30, 2003 and 2002

NET SALES

Net sales for the nine months ended September 30, 2003 were $3.721 billion, a 1% increase from the 2002 level of $3.698 billion. Sales increased in Building Materials but were partially offset by lower sales in Composite Solutions. In Building Materials, volume was higher in roofing and insulation, reflecting growth in housing starts and remodeling, but lower selling prices negatively affected the insulation business. In the roofing and asphalt product lines, market prices increased as the industry attempted to adjust for higher material and energy costs. Despite these higher prices, earnings continue to be negatively impacted, as the effect of these higher costs have not been fully passed through to customers. In addition, comparative sales for Building Materials were negatively impacted by the sale of our metal systems business in May of 2003. In Composite Solutions, volumes grew slightly, while sales were negatively affected by lower prices in most geographic regions. In addition, net sales were also impacted as the result of exiting certain product lines. Changes in foreign currency exchange rates increased net sales in the first nine months of 2003 by 1%, primarily reflecting the benefit of the U.S. dollar weakening relative to the Euro, which mainly benefited our Composite Solutions net sales results.

Sales outside the United States represented 15% of total sales for the nine months ended September 30, 2003, compared to 13% during the first nine months of 2002. The increase was primarily attributable to favorable foreign currency effects, which positively impacted sales outside the United States, and the sale of our metal systems business and the exiting of other product lines, which negatively impacted sales in the United States.

GROSS MARGIN

Gross margin for the nine months ended September 30, 2003 was 16% of net sales, compared to 17% in 2002. The decrease was primarily the result of higher energy and material costs negatively impacting all major businesses and lower prices in Composite Solutions and our insulation business, partially offset by manufacturing productivity improvements. The higher raw material costs were mainly attributable to asphalt, PVC, and polystyrene, while the higher energy costs were principally attributable to natural gas. The results for the nine months ended September 30, 2003 reflect charges of $28 million to cost of sales, representing additional write-downs of two groups of assets in the Building Materials segment to net realizable value. The results for the nine months ended September 30, 2002 reflect charges of $41 million to cost of sales, primarily representing the write down of a group of assets in the Building Materials segment to net realizable value and charges associated with the realignment of the Company’s Newark, Ohio manufacturing facility. Please see Restructuring of Operations and Other Charges below for further information on these charges. Gross margin during the period benefited from a gain of approximately $6 million resulting from the settlement of certain vendor payables at a discount.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $345 million and 9% of net sales during the nine months ended September 30, 2003, compared to $402 million and 11% of net sales during the nine months ended September 30, 2002. The decrease is primarily attributable to cost-cutting measures entered into during 2002 and the beginning of 2003. Please see Restructuring of Operations and Other Charges below for further information on the cost-cutting measures taken.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME FROM OPERATIONS

Income from operations increased to $155 million for the nine months ended September 30, 2003, from a loss from operations of $2.269 billion for the same period in 2002. The increase was primarily due to the provision for asbestos litigation claims taken in the third quarter of 2002. Also affecting income from operations was lower gross margin, more than offset by reduced marketing and administrative expenses. Other factors contributing to the increase were lower restructuring costs, lower Chapter 11 related reorganization expenses, the beneficial effect of foreign exchange rates, and a gain of $6 million in our Composite Solutions business from the sale of excess assets (recorded as Other in the Consolidated Statement of Income (Loss)).

NET INCOME

For the nine months ended September 30, 2003 and 2002, Owens Corning reported net income of $72 million, or $1.20 per share, and a net loss of $2,770 million, or $(50.31) per share, respectively. In addition to the items discussed above, 2002 results reflected a non-cash charge of $491 million ($441 million net of tax) recorded in the first quarter of 2002 as the result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002. Please see “Accounting Changes” below for additional information. Net interest expense was $6 million during the nine months ended September 30, 2003 (from the Petition Date through September 30, 2003, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $483 million, of which $104 million relates to the nine months ended September 30, 2003 and $112 million relates to the nine months ended September 30, 2002 (please see Note 1 to the Consolidated Financial Statements)).

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

Third Quarter 2003

In the third quarter of 2003, the Company recorded a pretax charge of approximately $1 million as the result of a contractual post-closing adjustment to the selling price of the Company’s metal systems business, which was sold in the second quarter of 2003. The $1 million charge was reflected in the Consolidated Statement of Income (Loss) under the caption, “Other”.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

Second Quarter 2003

In the second quarter of 2003, the Company recorded a pretax charge of approximately $13 million, consisting of a $14 million loss on the sale of the Company’s metal systems business, offset by a $1 million credit representing the gain on the sale of assets of the Company’s mineral wool business. Such $13 million charge was reflected in the Consolidated Statement of Income (Loss) under the caption, “Other”. See Note 5 to the Consolidated Financial Statements for additional information concerning these sales.

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

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of 830 positions due to plant closures in the U.S. and U.K. and $18 million of severance costs associated with the elimination of 349 other positions, primarily impacting administrative personnel. As of September 30, 2003, all of these positions were actually eliminated, and approximately $32 million had been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities. As of September 30, 2003, all costs have been paid and charged against the reserve for exit cost liabilities.

The $105 million in other pretax charges was recorded as a $110 million charge to cost of sales and a credit of $5 million to other operating expenses. The $110 million charge to cost of sales includes: (1) charges of $66 million to write-down assets to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions, $28 million in the Composite Solutions segment, primarily as the result of a plant closure, and $38 million in the Building Materials segment, primarily as the result of plans to sell certain facilities; (2) a $19 million charge for inventory made obsolete by changes in the Company’s manufacturing and marketing processes; (3) a charge of $6 million associated with realignment of the Company’s Newark, OH manufacturing facility; and (4) $19 million of other restructure charges.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

LEASES

During the second quarter of 2003, the Company took various actions with the collective effect of reducing its effective cost of occupying its World Headquarters facility, including (1) renegotiation of the lease structure of the facility, including extension of the lease term, reduction of the payments and modification of the end-of-term purchase option, resulting in a classification change from an operating lease to a capital lease, (2) purchase of certain bonds issued by the lessor (the “Bonds”) in connection with the initial financing of the facility, and (3) obtaining a legal right of offset, which allows the Company to apply interest/principal receipts due it under the Bonds toward its lease liability. Classifying the lease as a capital lease resulted in (1) the recording of a lease liability of approximately $39 million, (2) the reduction of the previously recorded prepaid rent attributable to the original operating lease by approximately $45 million, and (3) the recording of building and furniture at a total value of approximately $84 million.

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $32 million for the nine months ended September 30, 2003, versus positive $86 million for the nine months ended September 30, 2002. The decrease in cash flow from operations was primarily driven by contributions of $178 million to the Company’s pension plans. Changes in working capital items, due to seasonality, adversely impacted cash flow from operations in both nine-month periods. Cash flow from operations in the nine months ended September 30, 2003 also reflects a restructuring agreement with the financial institution responsible for an Asian credit facility to certain subsidiaries of the Company, guaranteed by Owens Corning. As a result of this agreement, the Company recorded (1) an increase of approximately $22 million in debt subject to compromise for an allowed guarantee claim, recorded as an other noncash item, and (2) a reduction of debt of approximately $4 million.

At September 30, 2003, our net working capital was $952 million and we had a current ratio of 2.12, compared to $913 million and 2.06, respectively, at December 31, 2002. The increase in working capital from December 31, 2002 to September 30, 2003 primarily reflects:

- cash from current operations
- an increase in receivables due to normal seasonal trends
- proceeds of approximately $64 million from the sale of businesses discussed above in "Restructuring of Operations and Other Charges"

partially offset by:

- a decrease in cash due to pension contributions of $178 million
- payment of approximately $32 million to purchase bonds underlying the Company's World Headquarters facility, which was accounted for as a reduction of debt, discussed above under "Leases"

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

Investing activities consumed $53 million of cash during the nine months ended September 30, 2003, compared to $172 million during the nine months ended September 30, 2002. The change in net cash flow from investing activities was primarily attributable to:

- decreased spending for additions to plant and equipment
- proceeds of approximately $64 million from the sale of businesses discussed above in "Restructuring of Operations and Other Charges"

We anticipate that 2003 spending for capital and investments will be approximately $235 million, a portion of which is uncommitted. We expect that these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities during the nine months ended September 30, 2003 resulted in a use of cash of $37 million compared to no change in cash during the nine months ended September 30, 2002. The change in net cash flow from financing activities was primarily attributable to the following reductions of long-term debt during 2003:

- payment of approximately $32 million to purchase bonds underlying the Company's World Headquarters facility, which was accounted for as a reduction of debt, discussed above under "Leases"
- payment of approximately $18 million to reduce debt outstanding in India

At September 30, 2003, the Company had $769 million of Cash and Cash Equivalents as compared to $875 million at December 31, 2002. The decline primarily reflects the pension contributions of $178 million, partially offset by cash from operations.

At September 30, 2003, we had $2.896 billion of debt subject to compromise and $175 million of other debt (of which $75 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At December 31, 2002, we had $2.854 billion of debt subject to compromise and $176 million of other debt (of which $97 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

The Company has significant liabilities related to pension plans for its employees. During 2002, the Company reviewed its assumptions related to the valuation of this liability, including the rate of return on pension plan assets and the discount rate on the liability compared to actual results to date. This resulted in management changing its assumptions for 2003, which will contribute to an increase in the pension plan expense of approximately $29 million in 2003 as compared to 2002. In addition, the actual decrease in the market value of assets during 2002 and lower interest rates resulted in the Company making contributions to the pension plans of $178 million during 2003. The Company also currently projects additional contributions, in the range of $250 million to $300 million, during 2004. The Company’s pension-related assets increased to $328 million at September 30, 2003, from $179 million at December 31, 2002, primarily due to the contributions to the pension plans and return on plan assets, partially offset by additional service cost, interest cost accrued, and amortization of prior actuarial losses. As a result of the increase, the Company reclassified such assets out of certain other components of the Consolidated Balance Sheet into “Pension-related assets”. All periods presented have been reclassified to conform with the current period. The Company’s recorded long-term pension plan liability was $599 million and $596 million at September 30, 2003 and December 31, 2002, respectively. The ultimate cash flow impact to the Company, if any, of the pension plan liability, and the timing of any such impact, will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP financing at September 30, 2003; however, approximately $83 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

ACCOUNTING CHANGES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which it uses to account for goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires an annual review for impairment using a fair value methodology. The Company completed its annual review for impairment as of April 1, 2003, which resulted in no change to the recorded goodwill. The impact of adoption of SFAS No. 142 resulted in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. The goodwill recorded in the December 31, 2001 financial statements, which included the $491 million described above, was supported by the undiscounted estimated future cash flow of the related operations in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. See Note 11 to Owens Corning’s Consolidated Financial Statements for further details.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51". Effective December 31, 2003, the Company will adopt the provisions of this interpretation which requires the primary beneficiary in a variable interest entity to consolidate the entity, even if the primary beneficiary does not have a majority voting interest, for variable interest entities existing prior to February 1, 2003. Effective January 31, 2003, the Company adopted the consolidation requirements of this Interpretation for any variable interest entity created after that date. Effective December 31, 2002, the Company adopted the requirements of this interpretation for entities to disclose information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to February 1, 2003 in financial statements issued after January 31, 2003. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted these provisions as of June 30, 2003. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At September 30, 2003, a total of 57 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2003, the Company’s reserve for such liabilities was $24 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

The 1990 Clean Air Act Amendments (“Act”) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin in January 2000, and for wet formed glass mat in June, 2002. The Company anticipates that other sources to be regulated will be asphalt processing and roofing, open molded fiber-reinforced plastics, and large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

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

The Company anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. As a consequence of the Filing, all pending litigation against the Debtors was stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. Please see Note 1 to the Consolidated Financial Statements.

ITEM 1.    LEGAL PROCEEDINGS (continued)

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (as so amended through such fourth amendment, the “Plan”) in the USBC on October 24, 2003. The Plan is subject to confirmation by the Bankruptcy Court.

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

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Alfred M. Wolin from further participation in the Chapter 11 Cases. On October 15, 2003, the District Court entered an order withdrawing the reference of this matter from the USBC. On October 23, 2003, the District Court entered an order staying all discovery and other proceedings related to the motion until further order of the Court. On October 27, 2003, K&S filed an Emergency Petition for a Writ of Mandamus with respect to the recusal motion in the United States Court of Appeals for the Third Circuit (the “Third Circuit”), seeking an order directing Judge Wolin either to recuse himself from the Chapter 11 Cases or to withdraw his order of October 23, 2003, and permit expedited discovery and an expedited briefing and hearing schedule with respect to the recusal motion. On October 28, 2003, the District Court issued an order setting forth certain procedures with respect to the recusal motion, including the provision by certain parties of affidavits and a briefing schedule with respect to the recusal motion. By orders dated October 30, 2003, and November 3, 2003, the Third Circuit stayed those proceedings in the Chapter 11 Cases for which the reference had been withdrawn from the USBC and which are pending solely before Judge Wolin; such orders do not affect other proceedings in the Chapter 11 Cases.

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 9 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which is captioned Credit Suisse First Boston v. Owens Corning, et al., seeks to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleges that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. No hearing has been set on this matter.

ITEM 1.    LEGAL PROCEEDINGS (continued)

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A status conference on this matter has been set for December 1, 2003.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1, Voluntary Petition for Relief Under Chapter 11, to Owens Corning’s Consolidated Financial Statements above. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by SOP 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $75 million as of September 30, 2003, as current on the Consolidated Balance Sheet.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2003.

ITEM 5.    OTHER INFORMATION

The Company does not elect to report any information under this Item.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        See Exhibit Index below, which is incorporated here by reference.

(b)     Reports on Form 8-K.

        During the quarter ended September 30, 2003, Owens Corning filed the following current report on Form 8-K:

- Dated August 8, 2003, under Items 5 and 7, in connection with the filing of a Third
      Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and
Debtors-in-Possession and a related Disclosure Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: November 7, 2003	By: /s/ Michael H. Thaman
Michael H. Thaman Chairman of the Board and Chief Financial Officer (as duly authorized officer)

Date: November 7, 2003	By: /s/ Charles E. Dana
Charles E. Dana Vice President - Corporate Controller and Global Sourcing

EXHIBIT INDEX

Exhibit Number	Document Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Fourth Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on October 24, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed October 27, 2003).

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

Fourth Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on October 24, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed October 27, 2003).

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

EXHIBIT INDEX

Exhibit Number	Document Description

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