Form 10-K
period 2003-12-31
OWENS CORNING
filed 2004-02-23
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

Commission File No. 1-3660

Owens Corning

One Owens Corning Parkway

Toledo, Ohio 43659

Area Code (419) 248-8000

A Delaware Corporation

I.R.S. Employer Identification No. 34-4323452

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $.10 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On June 30, 2003, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of Registrant’s $.10 par value common stock (Registrant’s voting stock) held by non-affiliates was $46,706,815 (assuming for purposes of this computation only that the Registrant had no affiliates).

At January 31, 2004, there were outstanding 55,343,264 shares of Registrant’s $.10 par value common stock.

(i)

(ii)

		Page

PART III

Item 10.	Directors and Executive Officers of Owens Corning	44 - 47

Item 11.	Executive Compensation	48 - 53

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53 - 55

Item 13.	Certain Relationships and Related Transactions	55

PART IV

Item 14.	Principal Accountant Fees and Services	56

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	56

	Signatures	57

	Index to Consolidated Financial Statements	58

	Report of Independent Auditors	59 - 60

	Copy of Previously Issued Arthur Andersen LLP Report	61 - 62

	Financial Statements	63 - 146

	Index to Financial Statement Schedule	147

	Report of Independent Auditors on Financial Statement Schedule	148

	Schedule II	149

	Exhibit Index	150 - 155

	Key Management Severance Agreement with Charles E. Dana, Exhibit (10)

	Agreement with Charles E. Dana, Exhibit (10)

	Ethics Policy For Chief Executive and Senior Financial Officers, Exhibit (14)

	Subsidiaries of Owens Corning, Exhibit (21)

	Consent of Independent Accountants, Exhibit (23)

	Certification (Chief Executive Officer), Exhibit (31)

	Certification (Chief Financial Officer), Exhibit (31)

	Section 1350 Certification (Chief Executive Officer), Exhibit (32)

	Section 1350 Certification (Chief Financial Officer), Exhibit (32)

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). The Chapter 11 Cases are discussed in greater detail in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K (the “Consolidated Financial Statements”).

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

OVERVIEW OF OPERATIONS

Owens Corning operates in two segments – Building Materials Systems and Composite Solutions. In 2003, the Building Materials Systems segment accounted for approximately 80% of our total sales while Composite Solutions accounted for the remainder. The products and systems provided by our Building Materials Systems segment are used in residential remodeling and repair, commercial improvement, new residential and commercial construction, and other related markets. The products and systems offered by our Composite Solutions segment are used in end-use markets such as building construction, automotive, telecommunications, marine, aerospace, energy, appliance, packaging and electronics. Many of Owens Corning’s products are marketed under registered trademarks, including Propink®, Advantex®, and/or the color PINK.

Owens Corning also has affiliate companies in a number of countries. Generally, affiliated companies’ sales, earnings and assets are not included in either operating segment unless we own more than 50% of the affiliate and the ownership is not considered temporary.

As part of our strategy to divest non-strategic businesses, we sold the assets of our metal systems business and our mineral wool business during the second quarter of 2003. We also sold the majority of our Engineered Pipe Business during the first quarter of 2001 and sold our 40% interest in Alcopor Owens Corning, a European building materials joint venture, during the fourth quarter of 2001.

Revenue from external customers, income from operations and total assets attributable to each of Owens Corning’s operating segments and geographic regions, as well as information concerning the dependence of our operating segments on foreign operations, for each of the years 2003, 2002, and 2001, are contained in Note 3 to the Consolidated Financial Statements, entitled “Segment Data”.

BUILDING MATERIALS SYSTEMS

Principal Products And Methods Of Distribution

Building Materials Systems operates primarily in North America. It also has a growing presence in Latin America and Asia Pacific. Building Materials Systems sells a variety of products and systems in two major categories: (i) insulating systems, including thermal and acoustical insulation, air ducts formed from glass wool fibers and foam insulation and (ii) exterior systems for the home, including roofing shingles, vinyl siding and accessories, windows and doors, cast stone building products and branded housewrap. These products are used primarily in the home improvement, new residential construction, manufactured housing and commercial construction markets.

Sales of building insulation systems, roofing shingles and accessories, housewrap, and vinyl siding are made through home centers, lumberyards, retailers and distributors. Other channels of distribution for insulation systems in North America include insulation contractors, wholesalers, specialty distributors, metal building insulation laminators, mechanical insulation distributors and fabricators, manufactured housing producers, and appliance, office products and automotive manufacturers. Foam insulation and related products are sold to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers; commercial and industrial markets through specialty distributors; and, in some cases, large contractors, particularly in the agricultural and cold storage markets. Vinyl siding and accessories are also sold through the Company’s distribution centers.

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

In Latin America, Owens Corning produces and sells building and mechanical insulation primarily through an affiliate joint venture in Mexico (Vitro-Fibras, S.A.), as well as exports from U.S. plants. In January 2004, we entered into an agreement to acquire the remaining 60% ownership interest in Vitro-Fibras, S.A. for approximately $72 million. The acquisition is subject to obtaining required Bankruptcy Court and regulatory approvals. In Asia Pacific, we sell primarily mechanical insulation through joint venture businesses, including two majority owned insulation plants and an insulation fabrication center in China, a minority owned joint venture in Saudi Arabia, and licensees.

Seasonality

Sales in the Building Materials Systems segment tend to follow seasonal home improvement, remodeling and renovation, and new construction industry patterns. Sales levels for the segment, therefore, are typically lower in the winter months.

Major Customers

No customer in the Building Materials Systems segment accounted for more than 6% of the segment’s sales in 2003.

COMPOSITE SOLUTIONS

Principal Products and Methods of Distribution

Composite Solutions operates in North America, Europe, Latin America and Asia Pacific, with affiliates and licensees around the world.

Owens Corning is a leading producer of glass fiber materials used in composites. Composites are made up of two or more components (e.g., plastic resin and a fiber, traditionally a glass fiber) used in various applications to replace traditional materials, such as aluminum, wood, and steel. We are increasingly providing systems that are designed for a specific end-use application, and entail a material, a proprietary process and a fully assembled part or system. The global composites industry has thousands of end-use applications. Owens Corning has selected strategic markets and end-users, where we provide integral solutions, such as the building construction and transportation markets. A large portion of the business also serves thousands of applications within the consumer, industrial and infrastructure markets, which include sporting goods and marine applications. Owens Corning sells composite materials to original equipment manufacturers (“OEMs”) and boat builders, both directly and through distributors.

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

Major Customers

No customer in the Composite Solutions segment accounted for more than 6% of the segment’s sales in 2003.

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

Number of Employees

Owens Corning averaged approximately 18,000 employees during 2003 and had approximately 18,000 employees at December 31, 2003.

Research and Development

During 2003, 2002, and 2001, Owens Corning spent approximately $43 million, $42 million, and $37 million, respectively, for science and technology activities related to research and development. Customer-sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning’s capital expenditures relating to compliance with environmental control requirements were approximately $7 million in 2003. We currently estimate that such capital expenditures will be approximately $8 million in 2004 and $3 million in 2005.

We do not consider that we have experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $41 million in 2003. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

The 1990 Clean Air Act Amendments (“Act”) provide that the United States Environmental Protection Agency (“EPA”) will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin manufacturing in January 2000, for wet formed fiberglass mat production in April 2002, and for reinforced plastic composites production and asphalt roofing and processing in April 2003. The Company anticipates that other relevant sources to be regulated in the near future include large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

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

ITEM 2. PROPERTIES

PLANTS

Owens Corning’s principal plants as of December 31, 2003, are listed below by operating segment and primary products, and are owned except as noted. We consider that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

Certain of the facilities listed below are shown as “leased” properties. Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be assumed or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 4, 2004, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the Debtors may take action to obtain a court determination that the applicable facility is owned rather than leased.

BUILDING MATERIALS SYSTEMS

Thermal and Acoustical Insulation

Delmar, New York	Ladysmith, Wisconsin (1)
Eloy, Arizona	Newark, Ohio
Fairburn, Georgia	Salt Lake City, Utah
Frederick, Colorado	Santa Clara, California
Kansas City, Kansas	Waxahachie, Texas

Anshan, China	Guangzhou, China
Candiac, Canada	Scarborough, Canada
Edmonton, Canada	Shanghai, China

(1)	Facility is leased.

Foam Insulation

Rockford, Illinois	Tallmadge, Ohio

Nanjing, China	Volpiano, Italy (1)
Valleyfield, Canada

(1)	Facility is leased.

OEM Solutions Group

Cleveland, Tennessee (1)	Johnson City, Tennessee (1)
Columbus, Ohio (1)	Los Angeles, California (1)
Dallas, Texas (1)	Louisville, Kentucky (1)
Hazleton, Pennsylvania (1)	Springfield, Tennessee (1)
Indianapolis, Indiana (1)	Tiffin, Ohio (1)

Brantford, Canada

(1)	Facility is leased.

Roofing

Atlanta, Georgia	Kearny, New Jersey

Brookville, Indiana	Medina, Ohio

Compton, California	Memphis, Tennessee

Denver, Colorado	Minneapolis, Minnesota

Houston, Texas	Portland, Oregon

Irving, Texas	Savannah, Georgia

Jacksonville, Florida	Summit, Illinois

Jessup, Maryland

Asphalt Processing

Atlanta, Georgia	Jessup, Maryland

Channelview, Texas	Kearny, New Jersey

Compton, California	Medina, Ohio

Denver, Colorado	Memphis, Tennessee

Detroit, Michigan	Minneapolis, Minnesota

Ennis, Texas	Mobile, Alabama (2)
Ft. Lauderdale, Florida	Morehead City, North Carolina (1)
Granite City, Illinois (1)	North Bend, Ohio

Houston, Texas	Oklahoma City, Oklahoma

Irving, Texas	Portland, Oregon

Jacksonville, Florida	Summit, Illinois

(1)	Facility is leased.

(2)	Operated under management agreement.

Glass Mat/Wet Chop

Aiken, South Carolina	Jackson, Tennessee (1)

Fort Smith, Arkansas

(1)	Facility is leased.

Cultured Stone Products

Chester, South Carolina (1)	Navarre, Ohio

Napa, California

(1)	Facility is leased.

Vinyl Siding

Claremont, North Carolina	Olive Branch, Mississippi

Joplin, Missouri

London, Ontario

In addition, Owens Corning has approximately 170 distribution centers in 35 states in the United States, substantially all of which are leased.

COMPOSITE SOLUTIONS

Textiles and Reinforcements

Amarillo, Texas	Huntingdon, Pennsylvania (1)
Anderson, South Carolina	New Braunfels, Texas (1)

Apeldoorn, The Netherlands	Liversedge, United Kingdom

Battice, Belgium	Rio Claro, Brazil

Birkeland, Norway	San Vincente deCastellet/

Guelph, Canada	Barcelona, Spain

Kimchon, Korea	Taloja, India

L’Ardoise, France

(1)	Facility is leased.

Manufactured Housing/Recreational Vehicles/Specialty Parts

Goshen, Indiana	Nappanee, Indiana

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

ITEM 3. LEGAL PROCEEDINGS

Note 19 to the Consolidated Financial Statements, entitled “Contingent Liabilities and Other Matters”, is incorporated here by reference.

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

ITEM 3. LEGAL PROCEEDINGS (continued)

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. As a consequence of the Filing, all pending litigation against the Debtors was stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. Please see Note 1, Voluntary Petition for Relief Under Chapter 11, to the Consolidated Financial Statements.

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

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder. The Plan is discussed in greater detail in Note 1, Voluntary Petition for Relief Under Chapter 11, to the Consolidated Financial Statements.

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”, which is in default), filed a motion in the USBC to recuse District Court Judge Alfred M. Wolin from further participation in the Chapter 11 Cases. On October 15, 2003, the District Court entered an order withdrawing the reference of this matter from the USBC. On October 23, 2003, the District Court entered an order staying all discovery and other proceedings related to the motion until further order of the Court. On October 27, 2003, K&S filed an Emergency Petition for a Writ of Mandamus (the “Mandamus Petition”) with respect to the recusal motion in the United States Court of Appeals for the Third Circuit (the “Third Circuit”), seeking an order directing Judge Wolin either to recuse himself from the Chapter 11 Cases or to withdraw his order of October 23, 2003, and permit expedited discovery and an expedited briefing and hearing schedule with respect to the recusal motion. On October 28, 2003, the District Court issued an order setting forth certain procedures with respect to the recusal motion, including the provision by certain parties of affidavits and a briefing schedule with respect to the recusal motion. By orders dated October 30, 2003, and November 3, 2003, the Third Circuit stayed those proceedings in the Chapter 11 Cases for which the reference had been withdrawn from the USBC and which are pending solely before Judge Wolin; such orders do not affect other proceedings in the Chapter 11 Cases. The Third Circuit held a hearing on the Mandamus Petition on December 12, 2003. On December 18, 2003, the Third Circuit issued an order directing the District Court to vacate its October 23, 2003 stay of discovery, proceed with expedited discovery on the recusal motion,

ITEM 3. LEGAL PROCEEDINGS (continued)

and issue a ruling on the recusal motion. On February 2, 2004, the District Court denied the recusal motion. The Third Circuit has scheduled a hearing for April 19, 2004 to review the District Court’s ruling.

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 19 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which is captioned Credit Suisse First Boston v. Owens Corning, et al., seeks to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleges that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. Owens Corning has filed a motion to dismiss this action. Following a hearing in February 2004, the USBC scheduled an additional hearing for March 22, 2004.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. The USBC held status conferences on this matter in December 2003 and February 2004 and has scheduled an additional status conference for March 22, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

Executive Officers of Owens Corning

(as of February 2004)

The name, age and business experience during the past five years of Owens Corning’s executive officers as of February 2004 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*

Sheree L. Bargabos (48)

Vice President and President, Exterior Systems Business since August 2002; formerly Vice President, Training and Development (2001), Vice President and General Manager, Foam, Insulating Systems Business (2000), Vice President and General Manager, Foam Business (1999), and General Manager, Foam Business.

David T. Brown (55)

President and Chief Executive Officer since April 2002; formerly Executive Vice President and Chief Operating Officer (2001), and Vice President and President, Insulating Systems Business. Director since January 2002.

Charles E. Dana (48)

Vice President and President, Composite Solutions Business, and Vice President – Corporate Controller** since February 2004; formerly Vice President – Corporate Controller and Global Sourcing (2002), Vice President, Global Sourcing and eBusiness (2001), Vice President, Owens Corning Supply Chain Solutions (2000), Vice President, Global Sourcing Management (1999), and Vice President, Planning and Analysis – Composites Systems.

Daniel J. Dietzel (49)	Vice President and President, Siding Solutions Business since July 2002; formerly Vice President, Distribution – Exterior Systems Business.

Joseph C. High (49)	Senior Vice President, Human Resources since January 2004; formerly Vice President, Human Resources for ConocoPhillips (2001), and Vice President, Human Resources for Rockwell Automation.

David L. Johns (45)	Senior Vice President and Chief Supply Chain and Information Technology Officer since April 2001; formerly Vice President and Chief Technology Officer (1999), and Chief Information Officer.

George E. Kiemle (56)	Vice President and President, Insulating Systems Business since February 2001; formerly Vice President, Manufacturing, Insulating Systems Business.

Name and Age	Position*

Stephen K. Krull (39)

Senior Vice President, General Counsel and Secretary since February 2003; formerly Vice President, Corporate Communications (2002), Vice President and General Counsel, Operations (1999), and Director, Law.

Michael H. Thaman (39)

Chairman of the Board and Chief Financial Officer since April 2002; formerly Senior Vice President and Chief Financial Officer (2000), Vice President and President, Exterior Systems Business (1999), and Vice President and President, Engineered Pipe Systems. Director since January 2002.

*	Information in parentheses indicates year in which service in position began.

**

Mr. Dana will relinquish the position of Vice President - Corporate Controller upon the later of February 29, 2004 or the date this Form 10-K is accepted for filing by the Securities and Exchange Commission.

PART II

ITEM 5. MARKET FOR OWENS CORNING’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to December 19, 2002, Owens Corning’s common stock traded on the New York Stock Exchange (the “NYSE”) under the symbol “OWC”. On December 16, 2002, the NYSE determined that Owens Corning’s common stock should be suspended from trading on the NYSE before the opening of the trading session on December 19, 2002, because the Company had fallen below the NYSE’s continued listing standards requiring (a) average global market capitalization over a consecutive 30 trading-day period of not less than $50 million and total stockholders’ equity of not less than $50 million and (b) an average closing price of the Company’s common stock of not less than $1.00 over a consecutive 30 trading-day period. Pursuant to subsequent application of the NYSE, the Company’s common stock was removed from listing and registration on the NYSE effective January 30, 2003.

Effective December 19, 2002, Owens Corning’s common stock has been traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “OWENQ”. During 2003 and 2002, the high and low sales prices for the Company’s common stock as reported by the NYSE until December 19, 2002, and the high and low bid prices on the OTCBB beginning December 19, 2002, were as follows:

2003	High	Low	2002	High	Low

First Quarter	0.74	0.05	First Quarter	2.99	1.83

Second Quarter	1.25	0.05	Second Quarter	2.14	1.08

Third Quarter	1.20	0.50	Third Quarter	1.50	0.85

Fourth Quarter	0.91	0.30	Fourth Quarter	1.13	0.37

The number of stockholders of record of Owens Corning’s common stock on January 31, 2004 was 6,995.

As a result of the Filing on October 5, 2000, Owens Corning (1) did not pay any dividends during its two most recent fiscal years and (2) will not pay cash dividends for the foreseeable future.

ITEM 5. MARKET FOR OWENS CORNING’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Owens Corning maintains various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2003, is as follows:

	(a)		(b)		(c)

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,016,130	(1)	$33.34	(1)	390,157	(2)

Equity compensation plans not approved by security holders	1,933,853	(3)	$31.05	(3)	1,086,084	(3)

Total	4,949,983		$32.45		1,476,241

(1)	Relates to the Company’s Stock Performance Incentive Plan and 1987 Stock Plan for Directors.

(2)	Relates to the Company’s 1987 Stock Plan for Directors.

(3)	Relates to the Company’s 1995 Stock Plan.

For additional information concerning these plans, including the number of securities available for future issuance, please see Note 21 to the Consolidated Financial Statements, entitled “Stock Compensation Plans”. No securities were granted under these plans in 2003, and the Company does not anticipate additional grants for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

	2003(a)	2002(b)	2001(c)	2000(d)	1999
	(In millions of dollars, except per share data and where noted)
Net sales	$4,996	$4,872	$4,762	$4,940	$5,048
Cost of sales	4,170	4,130	3,938	4,014	3,815
Marketing, administrative and other expenses	438	505	565	659	594
Science and technology expenses	43	42	37	52	61
Restructure costs	(2)	61	26	32	—
Provision (credit) for asbestos litigation claims	(5)	2,351	(7)	790	—
Chapter 11 related reorganization items	85	96	87	24	—
Income (loss) from operations	267	(2,313)	116	(631)	578
Interest expense, net	8	16	16	155	152
Other	—	—	(2)	5	—
Income (loss) before income tax expense (benefit)	259	(2,329)	102	(791)	426
Income tax expense (benefit)	145	31	57	(312)	149
Cumulative effect of change in accounting principle, net of tax	—	(441)	—	—	—
Net income (loss)	115	(2,809)	39	(478)	270
Net income (loss) before cumulative effect of change in accounting principle per share
Basic	2.08	(43.01)	0.72	(8.71)	4.98
Diluted	1.92	(43.01)	0.66	(8.71)	4.67
Net income (loss) per share
Basic	2.08	(51.02)	0.72	(8.71)	4.98
Diluted	1.92	(51.02)	0.66	(8.71)	4.67
Dividends per share on common stock
Declared	—	—	—	0.2250	0.3000
Paid	—	—	—	0.2250	0.3000
Weighted-average number of shares outstanding (in thousands)
Basic	55,196	55,054	55,056	54,816	54,083
Diluted	59,874	55,054	59,945	54,816	59,452
Net cash flow from operations	326	364	483	(190)	(28)
Additions to plant and equipment	208	248	270	476	244
Total assets	7,358	7,016	7,162	6,912	6,494
Long-term debt (e)	73	71	5	7	1,764
Liabilities subject to compromise (e)	9,258	9,236	6,804	6,935	—
Average number of employees (in thousands)	18	18	19	20	21

(a)

During 2003, the Company recorded a pretax charge of $34 million ($18 million after tax) for restructuring and other charges, $85 million ($37 million after tax) for Chapter 11 related reorganization expenses, and pretax income of $5 million ($3 million after-tax) for asbestos-related insurance recoveries.

ITEM 6. SELECTED FINANCIAL DATA (continued)

(b)

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

(c)

During 2001, the Company recorded a pretax charge of $140 million ($89 million after-tax) for restructuring and other charges, $87 million ($54 million after-tax) for Chapter 11 related reorganization expenses, and pretax income of $7 million ($4 million after-tax) for asbestos-related insurance recoveries.

(d)

During 2000, the Company recorded a pretax charge of $790 million ($486 million after-tax) for asbestos litigation claims, $24 million ($15 million after-tax) for Chapter 11 related reorganization expenses, and a pretax charge of $229 million ($149 million after-tax) for restructuring and other charges.

(e)

On October 5, 2000, Owens Corning and 17 of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, beginning in October 2000, the Company classified substantially all pre-petition liabilities of the Debtors (see Note 1 to the Consolidated Financial Statements) as “Liabilities Subject to Compromise” on the Consolidated Balance Sheet. Included in this item at December 31, 2003 and 2002 were:

	2003	2002
	(in millions of dollars)
Accounts payable and accrued liabilities	$213	$233
Accrued interest payable	42	40
Debt	2,896	2,854
Income taxes payable	233	235
Reserve for asbestos litigation claims - Owens Corning	3,565	3,564
Reserve for asbestos-related claims - Fibreboard	2,309	2,310

Total consolidated	9,258	9,236
Payables to non-Debtors	727	727

Total Debtor	$9,985	$9,963

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “likely”, “may”, “plan”, “project”, “strategy”, “will”, and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

•	competitive factors

•	pricing pressures

•	availability and cost of energy and materials

•	construction activity

•	interest rate movements

•	issues involving implementation of new business systems

•	achievement of expected cost reductions and/or productivity improvements

•	developments in and the outcome of the Chapter 11 proceedings described below

•	general economic and political conditions, including new legislation

•	foreign exchange fluctuations

•	the success of research and development activities

•	difficulties or delays in manufacturing

•	labor disputes

OVERVIEW

Chapter 11 Proceedings

October 5, 2003 marked the third anniversary of the Company’s filing for relief under Chapter 11 of the United States Bankruptcy Code. Since the date of our filing, the Company has worked diligently to separate the management of its business operations from the management of the Chapter 11 process. We have been successful in that regard.

Our strategy for managing the Chapter 11 process has been to steadily advance our case while attempting to facilitate a consensual Plan of Reorganization that all creditors would support (“Consensual Plan”). We believe that a Consensual Plan would allow us to emerge from Chapter 11 earlier than our current track while still maximizing the value of our estate for all creditors.

Unfortunately, we have been unable to reach a Consensual Plan to date. Absent a Consensual Plan, we continue to move forward with a Plan of Reorganization that is co-sponsored by the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants in our case. Our current Plan of Reorganization is described in more detail below.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

There are a number of factors that have thus far prevented us from reaching a Consensual Plan with our Creditors. In 2003, there were three primary factors:

(1)

First, the holders of our bank debt believe that our Plan of Reorganization should not be conditioned upon substantive consolidation. They believe that certain guarantees provided to them by subsidiaries of the Company (including several that currently are not Debtors) should allow them to receive a higher recovery than other creditors. Many of the Company’s other creditors believe that substantive consolidation is appropriate. Judge Wolin held a lengthy hearing on the substantive consolidation issue in 2003, but he has not yet issued his decision.

(2)

The second factor relates to proposed asbestos reform legislation (the “FAIR Act”). The Company’s non-asbestos creditors believe that this legislation would reduce the asbestos liability owed by the Company, and would therefore potentially increase the recoveries of all other creditors. 2003 ended without Congressional action on the FAIR Act, and as long as it remains possible that the FAIR Act could be enacted into law, it will likely remain a factor in the negotiations among our various creditor groups.

(3)

The third factor is the significant disagreement as to the value of the Company’s current and future asbestos liability. Our Plan of Reorganization provides that the liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Our non-asbestos creditors have indicated that they believe that the amount of such liability is significantly lower than $16 billion. The determination of the value of the aggregate asbestos liability could significantly impact the relative recoveries of the parties.

We believe that the uncertainty surrounding these three factors, among others, made it difficult for all of our creditors to reach a Consensual Plan in 2003. Without a Consensual Plan, our only alternative is to proceed with a Plan of Reorganization that is supported by some, but not all, of our creditors. As a consequence, in our view, certain of our creditors have filed various challenges, each of which is described in more detail below.

We believe that these various challenges from our creditors have no substantive merit, but they did slow our progress through Chapter 11 in 2003. As those challenges are resolved, we will be positioned to make significant progress towards our emergence from Chapter 11. Also, if we are able to eliminate the uncertainty associated with the three factors described above, we believe that we will be more likely to reach a Consensual Plan. Without a Consensual Plan, we believe that an emergence from Chapter 11 during 2004 would be extremely difficult.

We will continue to work hard to manage the business operations of the Company without distraction from the Chapter 11 process.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

In 2003, the Company achieved significant improvements in its financial performance. In addition, management believes that actions taken in 2003 will lead to continued improvement in the performance of the operations and growth of the business in the coming years.

The Company launched a major, company-wide safety initiative. In the second quarter of 2003, the leadership of the Company asked all employees to make an unconditional commitment to working safely. This commitment to safety arose from the fact that in late 2002 and early 2003, several employees suffered severe injuries at work, and we perceived that our safety improvement had begun to plateau. As a result of this major initiative, we are pleased to report that in the second half of 2003, we more than doubled the number of days where all of the Company’s employees on a global basis were able to work injury free. Notably, in the fourth quarter of 2003, we experienced thirty days in the quarter where none of our employees on a global basis were injured. This result is a three-fold improvement to the average over prior quarters of approximately ten days per quarter.

We are pleased to report that our financial performance in 2003 improved significantly. The Company grew revenue to $4.996 billion, a 3% improvement from 2002, where revenue was $4.872 billion. As noted in Results of Operations below, income from operations for 2003 was $267 million compared to a loss of $2.313 billion for 2002. However, because of the nature of certain of the costs and expenses that impact reported income from operations, management does not find it to be the most useful financial measure of the Company’s on-going operational performance. Rather, when management reviews the Company’s year-to-year operational performance, we typically look at income from operations excluding Chapter 11 related reorganization items, restructuring and other charges, and provision (credit) for asbestos litigation claims (recoveries). To help understand that measure of on-going operational performance, you can refer to the segmental data appearing in Note 3 to the Consolidated Financial Statements. Using that data, we would typically compare year-to-year operations on the basis of income before income tax expense on a total reportable segment basis reduced only by general corporate expense. On that basis, the Company’s 2003 performance improved approximately 27% versus 2002. Cash flow was also strong during 2003, reported at $326 million despite pension contributions of $185 million. As a result of this strong income and operating cash flow performance, management’s key measurement for return on investment capital improved by more than 350 basis points and the Company finished the year with cash balances in excess of $1 billion.

Achievements in 2003 that contributed to the improved performance, or better positioned us for future performance, included:

•

The divestiture of significant non-core assets identified through a strategic review conducted in the second half of 2002. The most significant among these divestitures were the metal systems assets and our mineral wool assets.

•

A dramatic reduction in marketing and administrative expenses as a percentage of sales, from 11% in 2002 to 9% in 2003. This reduction was achieved through aggressive program management, continuing productivity, and headcount reductions associated with our divestitures.

•

A strong turnaround in the operating performance of the Company’s Cultured Stone business. Cultured Stone experienced strong improvements in revenue as well as operating margins due to improved operating performance and productivity in its manufacturing facilities, most notably, the recently built Chester, South Carolina facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•

The continued investment in capacity to support our North American insulation business segment. Specifically, the Company announced capacity expansions in response to the needs of the Commercial and Industrial Insulation market resulting from a production disruption at one of our competitor’s plants.

•

Continued investment in the expansion and commercialization of the Company’s residential roofing product lines in North America, in particular, expansion of our capacity for servicing the market for laminated shingles.

•

The announcement of an investment in a joint-venture manufacturing facility in Mexico with St. Gobain Corporation for the production of fiberglass reinforcements. It is our belief that this facility will achieve a global, low cost position for servicing the North American market with these products.

•

In January 2004, the Company entered into an agreement to acquire the outstanding shares of our Mexican joint venture, Vitro-Fibras, S.A., for approximately $72 million, which will allow us to have a strong operating position in Mexico, as well as supply low-cost manufacturing to service the North American market for both fiberglass insulation and reinforcements.

In 2003, Building Materials markets were strong as the result of a continued attractive interest rate environment for mortgages and refinancing, which drove strong new residential construction and remodeling markets. This strength in the residential markets in North America was offset by some continued weakness in the commercial and industrial markets, where capital investment spending was weaker than had been experienced in the late 1990s. Our outlook for the North American Building Materials markets is that they will continue strong, at least through the first half of 2004. We finished the year with strong housing and economic data that gave us good momentum entering into the first half of 2004. Despite strong demand, pricing for building materials in North America continued to be under pressure. At the same time, we experienced a significant amount of energy and raw material-related inflation in these businesses. In particular, we saw significant cost inflation associated with natural gas, polystyrene, PVC resin, and asphalt inputs for our residential roofing products. We expect elevated prices for these raw materials to continue into 2004. For asphalt, we experienced significant volatility in pricing in the first half of 2003 related to the war in Iraq and production issues in Venezuela. We do not expect this level of volatility in asphalt prices to continue in 2004, although we do expect these input materials to be at elevated levels. As a result of the material and energy inflation we experienced in 2003, our businesses generally experienced gross margin pressure that we were not able to recover in the market place.

In Composite Solutions, the overall market experienced a second year of below historical average growth rates. In 2003, we believe that we strengthened our position in the market. However, weak global growth for composites over the prior two years created an over-capacity condition in the industry, which resulted in continued pricing pressure. On the cost side, we experienced similar energy cost inflation, which put additional pressure on Composites’ margins. In addition, our Composites business experienced some operational issues related to the commercialization of new technology, the blackout in the northeastern United States and Canada, a labor stoppage at our Kimchon, Korea facility, and a major flood of our L’Ardoise, France manufacturing facility in the fourth quarter of 2003. While we were not satisfied with the overall profitability of our Composites business, we do believe that we made good progress in the market place in positioning our business for future growth. Our challenges in this business continue to be both market related and operational. We believe that 2004 represents an important year for continued progress in the performance of our Composites business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Regarding the flood of our L’Ardoise, France manufacturing facility, this facility is insured for property damage and business interruption losses relating to such events, subject to a $5 million deductible, which was paid and expensed in 2003. The Company estimates it will incur $70 to $90 million in 2004 related to property damage and business interruption losses associated with the L’Ardoise flood, which the Company believes will be substantially covered by insurance. However, should the expected recoveries not be received they could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

Looking ahead, we are somewhat optimistic about the U.S. economy for 2004. Our businesses are sensitive to interest rates in North America as they have a significant impact on new residential construction, residential remodeling markets, and automotive markets, which are major end-use markets for many of our products. While the current tame interest rate environment is advantageous to the performance of our businesses, a concern we would have regarding these businesses as we look ahead would be an environment of rising interest rates.

Our goals for 2004 call for major progress in our unconditional commitment to working safely. We also intend to continue efforts initiated in 2003 for focusing all the employees of the Company on serving our customers and meeting the needs of our markets. Our Building Materials business will be focused on improved gross margin performance related to a better pricing environment, strong productivity, and less-pronounced raw material and energy inflation. Our Composite Solutions business anticipates a continued difficult pricing environment and it is our intent that strong productivity and somewhat less pronounced energy and raw material inflation will allow us to show continued progress on operating margins.

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

OTHER MATTERS FILED IN THE USBC

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Alfred M. Wolin from further participation in the Chapter 11 Cases. On October 15, 2003, the District Court entered an order withdrawing the reference of this matter from the USBC. On October 23, 2003, the District Court entered an order staying all discovery and other proceedings related to the motion until further order of the Court. On October 27, 2003, K&S filed an Emergency Petition for a Writ of Mandamus (the “Mandamus Petition”) with respect to the recusal motion in the United States Court of Appeals for the Third Circuit (the “Third Circuit”), seeking an order directing Judge Wolin either to recuse himself from the Chapter 11 Cases or to withdraw his order of October 23, 2003, and permit expedited discovery and an expedited briefing and hearing schedule with respect to the recusal motion. On October 28, 2003, the District Court issued an order setting forth certain procedures with respect to the recusal motion, including the provision by certain parties of affidavits and a briefing schedule with respect to the recusal motion. By orders dated October 30, 2003, and November 3, 2003, the Third Circuit stayed those proceedings in the Chapter 11 Cases for which the reference had been withdrawn from the USBC and which are pending solely before Judge Wolin; such orders do not affect other proceedings in the Chapter 11 Cases. The Third Circuit held a hearing on the Mandamus Petition on December 12, 2003. On December 18, 2003, the Third Circuit issued an order directing the District Court to vacate its October 23, 2003 stay of discovery, proceed with expedited discovery on the recusal motion, and issue a ruling on the recusal motion. On February 2, 2004, the District Court denied the recusal motion. The Third Circuit has scheduled a hearing for April 19, 2004 to review the District Court’s ruling.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 19 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which is captioned Credit Suisse First Boston v. Owens Corning, et al., seeks to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleges that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. Owens Corning has filed a motion to dismiss this action. Following a hearing in February 2004, the USBC scheduled an additional hearing for March 22, 2004.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. The USBC held status conferences on this matter in December 2003 and February 2004 and has scheduled an additional status conference for March 22, 2004.

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

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other Debtors. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and are challenging that approach in the Plan confirmation hearings described below.

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

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.3 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.5 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of December 31, 2003, approximately 5,000 of the Objectionable Claims, totaling approximately $2.3 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.8 billion. As of December 31, 2003, approximately 900 of these claims, totaling approximately $0.1 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved. The remaining claims consist of:

•

Approximately 2,900 claims, totaling approximately $1.5 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•

Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•

Approximately 5,100 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 19 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 19 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; environmental claims totaling approximately $193 million; and claims for contract rejections, totaling approximately $173 million, of which approximately $113 million are protective claims covering contracts which have not been rejected by the Debtors as of December 31, 2003.

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

RESULTS OF OPERATIONS

Sales and Profitability for the Years Ended December 31, 2003 and 2002

NET SALES

Net sales for the year ended December 31, 2003 were $4.996 billion, a 3% increase from the 2002 level of $4.872 billion. In Building Materials, sales were up 3%, with volume increasing in our insulation and Cultured Stone businesses, reflecting growth in the housing and remodeling markets. In addition, sales in our residential roofing business improved as the result of a continuation of product mix shifts to higher-end and premium roofing shingles. Prices in Building Materials compared to a year ago reflected increases in residential roofing and asphalt product lines, largely driven by higher material costs. These increases were partially offset by lower insulation prices. In Composite Solutions, sales were up 2% from last year, reflecting increased volume in our core business, partially offset by the effects of exiting certain non-strategic product lines. Composite material pricing was lower than 2002, generally as a result of lower industry capacity utilization and competitive pressures. However, this pricing decrease was more than offset by changes in foreign currency exchange rates, which increased net sales in 2003 by 6%, primarily reflecting the benefit of the weaker U.S. dollar relative to the euro.

Sales outside the United States represented 15% of total sales for the year ended December 31, 2003, compared to 14% during 2002. The increase was primarily attributable to the impact of favorable changes in foreign currency exchange rates, which positively impacted sales outside the United States, and the sale of our metal systems assets, and the exiting of other product lines, which negatively impacted sales in the United States.

GROSS MARGIN

Gross margin for the year ended December 31, 2003 was 17% of net sales, compared to 15% in 2002. The results for the year ended December 31, 2003 reflect charges of $28 million to cost of sales, representing additional write-downs of two groups of assets in the Building Materials segment to net realizable value prior to their eventual sale during the year. The results for the year ended December 31, 2002 reflect charges of $110 million to cost of sales, primarily representing the write down of assets to net realizable value, a charge for obsolete inventory, and charges associated with the realignment of the Company’s Newark, Ohio manufacturing facility. Please see Restructuring of Operations and Other Charges below for further information on these charges.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition, gross margin during 2003 (1) benefited from the effects of previous restructuring actions and a gain of approximately $6 million resulting from the settlement of certain vendor payables at a discount, (2) was not significantly impacted by pricing, as the effects of price increases in our residential roofing business were offset almost entirely by decreases in our insulation business and Composite Solutions, and (3) was negatively impacted by higher raw material costs, mainly attributable to asphalt, PVC, and polystyrene, and higher energy costs, principally attributable to natural gas.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $459 million and 9% of net sales during the year ended December 31, 2003, compared to $522 million and 11% of net sales during the year ended December 31, 2002. The decrease is primarily attributable to cost-cutting measures entered into during 2002 and the beginning of 2003. Please see Restructuring of Operations and Other Charges below for further information on the cost-cutting measures taken.

INCOME FROM OPERATIONS

Income from operations increased to $267 million for the year ended December 31, 2003, from a loss from operations of $2.313 billion in 2002. The increase was primarily attributable to the $2.356 billion provision for asbestos litigation claims taken in the third quarter of 2002. Other factors contributing to the increase were higher gross margin, reduced marketing and administrative expenses, lower restructuring costs, lower Chapter 11 related reorganization expenses, the beneficial effect of foreign exchange rates, and a gain of $10 million in our Composite Solutions business from the sale of fixed assets (recorded as Other in the Consolidated Statement of Income (Loss)). Income from operations for 2003 was negatively impacted by approximately $5 million in expense for an insurance deductible associated with the flood of our L’Ardoise, France manufacturing facility.

INCOME TAXES

The Company’s effective tax rate for 2003 was approximately 56%, compared to 1% for 2002. The 2003 rate reflects valuation reserves in connection with the deductibility of certain Chapter 11 related reorganization expenses. The 2002 rate reflects valuation reserves in connection with the Company’s increase, in the third quarter of 2002, of its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (See Note 19 to the Consolidated Financial Statements). In connection with such charges, management evaluated the likelihood of allowable tax deductions in light of the Company’s financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that, as of September 30, 2002, a valuation allowance was required for the full amount of the increase in asbestos reserves. As a result, no tax benefit was recorded in connection with the third quarter 2002 asbestos-related charges discussed above.

NET INCOME

For the year ended December 31, 2003, Owens Corning reported net income of $115 million, or $1.92 per share, compared to a net loss of $2.809 billion, or $(51.02) per share, for the prior year. In addition to the items discussed above, 2002 results reflected a non-cash charge of $491 million ($441 million net of tax) recorded in the first quarter of 2002 as the result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002. Please see “Accounting Changes” below for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through December 31, 2003, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $516 million, of which $138 million relates to 2003, $148 million relates to 2002, and $178 million relates to 2001 (please see Note 1 to the Consolidated Financial Statements).

Sales and Profitability for the Years Ended 2002 and 2001

NET SALES

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

The results for the year ended December 31, 2002 reflect charges of $110 million to cost of sales, primarily representing the write down of assets to net realizable value, a charge for obsolete inventory, and charges associated with the realignment of the Company’s Newark, Ohio manufacturing facility. The results for the year ended December 31, 2001 reflect charges of $79 million to cost of sales, primarily representing the write-down of assets in the Building Materials segment to net estimated fair value. Please see Restructuring of Operations and Other Charges below for further information on these charges.

Also contributing to the decrease in gross margin for 2002 were lower insulation prices, increased material and labor costs, and increased delivery costs in both business segments, partially offset by higher manufacturing productivity in our Building Materials business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME FROM OPERATIONS

On a comparative basis, income from operations decreased to a loss of $2.313 billion for the year ended December 31, 2002 from income of $116 million in 2001. This decrease was primarily due to the provision for asbestos litigation claims of $2.356 billion taken in 2002. Other factors contributing to the decrease included restructure and other charges, as described below in “Restructuring of Operations and Other Charges”, of $166 million in 2002 as compared to $140 million in 2001, and Chapter 11 related costs increasing to $96 million during 2002 from $87 million in 2001. Further negatively impacting income from operations were post-retirement health and pension related expenses, which were up approximately $21 million during 2002 from 2001, due mainly to changes in plan assumptions and declines in plan asset values. Positively affecting income from operations was the elimination of goodwill amortization as the result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002. Please see “Accounting Changes” below for additional information. The Company had approximately $14 million of goodwill amortization during each of 2001 and 2000. On a business segment basis, in addition to the impact on gross margin above, income from operations was impacted by volume decreases in the Composite Solutions business, partially offset by volume increases in our insulation and roofing markets. Please see Note 3 to the Consolidated Financial Statements for further details of segment income from operations.

NET INCOME

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

RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

Ongoing Business Review

In connection with the Chapter 11 proceedings and the development of a plan or plans of reorganization, the Company initiated a comprehensive strategic review of its businesses. As a result of that review, which is ongoing, the Company anticipates that additional restructuring and similar charges, including asset impairment and wind-up costs, may be identified and recorded in future periods. Such charges could be material to the consolidated financial position and results of operations of the Company in any given period. In addition, Owens Corning notes that certain of its businesses are operated wholly or in part through subsidiary entities. To the extent that any restructuring or similar charges impact such subsidiary entities, the financial condition or results of operations of such subsidiary entities, and potentially other entities holding obligations of such subsidiary entities, may be adversely impacted, perhaps materially.

2003 Charges

During 2003, the Company recorded $34 million in pretax charges, as the Company continued its strategic review of its businesses in connection with the Chapter 11 proceedings and development of a plan or plans of reorganization. The $34 million pretax charge was comprised of $36 million of pretax other charges and a $2 million pretax restructure credit. The Company recorded $(10) million in the fourth quarter, $1 million in the third quarter, $13 million in the second quarter, and $30 million in the first quarter.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The $36 million in other pretax charges were recorded as a $23 million charge to cost of sales and a $13 million pretax charge in the Consolidated Statement of Income (Loss) under the caption “Other”. The $23 million charge to cost of sales includes a $28 million charge for the additional write-down of two groups of assets in the Building Materials Systems segment to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions, offset by a credit of $5 million to reduce the reserve for certain facility closure costs to the current estimate. The $13 million pretax charge consisted of a $15 million loss on the sale of the Company’s metal systems assets, offset by a $1 million gain on the sale of the Company’s mineral wool business and a $1 million credit for the revision of previous estimates of the costs associated with closures of non-strategic facilities.

The $2 million credit to restructure charges was recorded as a $2 million additional non-cash asset write-down of previously closed facilities and a $4 million credit as the result of the completion of previous restructure actions at a lower than estimated cost.

2002 Charges

As a result of its comprehensive strategic review and actions taken, the Company recorded approximately $166 million in pretax charges during 2002, comprised of a $61 million pretax restructure charge and $105 million of pretax other charges. The Company recorded $113 million in the fourth quarter of 2002, $44 million in the third quarter, $(3) million in the second quarter, and $12 million in the first quarter.

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of 830 positions due to plant closures in the United States and United Kingdom and $18 million of severance costs associated with the elimination of 349 other positions, primarily impacting administrative personnel. As of December 31, 2003, all of these positions were eliminated or the reserve was adjusted to actual costs incurred, and approximately $34 million had been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities.

The $105 million in other pretax charges was recorded as a $110 million charge to cost of sales and a credit of $5 million to other operating expenses. The $110 million charge to cost of sales includes: (1) charges of $66 million to write-down assets to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions, $28 million in the Composite Solutions segment, primarily as the result of a plant closure, and $38 million in the Building Materials Systems segment, primarily as the result of plans to sell certain facilities; (2) a $19 million charge for inventory made obsolete by changes in the Company’s manufacturing and marketing processes; (3) a charge of $6 million associated with realignment of the Company’s Newark, OH manufacturing facility; and (4) $19 million of other charges.

2001

The Company spent a significant amount of time reviewing its cost structures in 2001 as a response to the impact of a weaker economy. This review led the Company to record approximately $140 million in pretax charges during 2001, comprised of a $26 million pretax restructure charge and $114 million of pretax other charges. The $114 million of pretax other charges consisted of a $79 million pretax charge to cost of sales and a $35 million pretax charge to other operating expense. The Company recorded $46 million in the fourth quarter, $35 million in the third quarter, $17 million in the second quarter and $42 million in the first quarter.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The $26 million restructure charge represents $21 million of severance costs associated with the elimination of approximately 460 positions, primarily in the United States and United Kingdom. The primary groups impacted included manufacturing and administrative personnel. As of December 31, 2003, all of this reserve has been reduced by payments and charges. The remaining $5 million restructure charge represents a non-cash asset write-down to fair value and exit cost liabilities.

The $114 million of pretax other charges included: (1) $39 million of asset impairments mainly associated with the Building Materials segment to write-down assets to net estimated fair value on a held in use basis in certain manufacturing facilities due to changes in the Company’s manufacturing and marketing strategies; (2) $29 million in costs associated with the Company’s plan to realign its Newark, OH manufacturing facility; (3) a charge of $6 million to write-down inventory to reflect updated estimates of the net realizable value due to changes in the Company’s manufacturing and marketing strategies; (4) a $2 million pretax loss from the sale of the Company’s investment in its Engineered Pipe joint ventures and subsidiaries; (5) a charge of $4 million to write-down the Company’s investment and related assets in its former European building materials joint venture to net realizable value; and (6) various other charges totaling $34 million.

LEASES

During the second quarter of 2003, the Company took various actions with the collective effect of reducing its effective cost of occupying its World Headquarters facility, including (1) renegotiation of the lease structure of the facility, including extension of the lease term, reduction of the payments and modification of the end-of-term purchase option, resulting in a classification change from an operating lease to a capital lease, (2) purchase of certain bonds issued by the lessor (the “Bonds”) in connection with the initial financing of the facility, and (3) obtaining a legal right of offset, which allows the Company to apply interest and principal receipts due under the Bonds toward its lease liability. Classifying the lease as a capital lease resulted in (1) the recording of a lease liability of approximately $39 million, (2) the reduction of the previously recorded prepaid rent attributable to the original operating lease by approximately $45 million, and (3) the recording of building and equipment at a total value of approximately $84 million.

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was $326 million for the year ended December 31, 2003, versus $364 million for the year ended December 31, 2002. The decrease in cash flow from operations was primarily driven by the $185 million in contributions to the Company’s pension plans during 2003, partially offset by improved cash generated from operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At December 31, 2003, our net working capital was $1.024 billion and we had a current ratio of 2.19, compared to $913 million and 2.06, respectively, at December 31, 2002. The increase in working capital primarily reflects:

•	cash from current operations

•	proceeds of approximately $88 million from the sale of assets in 2003 partially offset by:

•	cash paid for additions to plant and equipment of $208 million

•	a decrease in cash due to pension contributions of $185 million

•	payment of approximately $32 million to purchase bonds underlying the Company’s World Headquarters facility, which was accounted for as a reduction of debt, discussed above under “Leases”

Investing activities consumed $176 million of cash during the year ended December 31, 2003, compared to $257 million during the year ended December 31, 2002. The change in net cash flow from investing activities was primarily attributable to:

•	decreased spending for additions to plant and equipment

•	an increase in proceeds from sale of assets

partially offset by:

•	an increase in restricted cash, securities, and other - Fibreboard

•	an increase in investment in subsidiaries and affiliates

Spending for capital and investments was $208 million in 2003 and $248 million in 2002. We anticipate that 2004 spending for capital and investments will be approximately $265 million, substantially all of which is uncommitted. In addition, in January 2004, we entered into an agreement to acquire the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A., for approximately $72 million, which will likely be complete in the second quarter of 2004. The acquisition is subject to obtaining required Bankruptcy Court and regulatory approvals. We expect that these expenditures will be funded from the Company’s operations and existing cash on hand. The Company also expects to make certain expenditures in connection with the flood of its L’Ardoise, France manufacturing facility that will be reimbursed substantially by insurance.

Financing activities during the year ended December 31, 2003 resulted in a use of cash of $43 million compared to a use of cash of $5 million during 2002. The change in net cash flow from financing activities was primarily attributable to the following reductions of long-term debt during 2003:

•	payment of approximately $32 million to purchase bonds underlying the Company’s World Headquarters facility, which was accounted for as a reduction of debt discussed above under “Leases”

•	payment of approximately $20 million to reduce debt outstanding in India

At December 31, 2003, the Company had $1.005 billion of Cash and Cash Equivalents as compared to $875 million at December 31, 2002. The increase primarily reflects cash flow from operations, lower spending for additions to plant and equipment, and proceeds from the sale of assets, partially offset by pension contributions of $185 million and debt reductions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At December 31, 2003, we had $2.896 billion of debt subject to compromise and $170 million of other debt (of which $75 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At December 31, 2002, we had $2.854 billion of debt subject to compromise and $176 million of other debt (of which $97 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

The Company has significant liabilities related to pension plans for its employees. During 2002, the Company reviewed its assumptions related to the valuation of this liability, including the rate of return on pension plan assets and the discount rate on the liability compared to actual results to date. This resulted in management changing its assumptions for 2003, which contributed to an increase in the pension plan expense of approximately $29 million in 2003 as compared to 2002. In addition, the actual decrease in the market value of pension-related assets during 2002 combined with lower interest rates resulted in a decision by the Company to make contributions to the pension plans of $185 million during 2003. The Company also currently projects additional contributions, in the range of $200 million to $300 million, during 2004. The Company’s pension-related assets increased to $338 million at December 31, 2003, from $179 million at December 31, 2002, primarily due to the contributions to the pension plans and return on plan assets, partially offset by additional service cost, interest cost accrued, and amortization of prior actuarial losses. As a result of the increase, the Company reclassified such assets out of certain other components of the Consolidated Balance Sheet into “Pension-related assets”. All periods presented have been reclassified to conform with the current period. The Company’s recorded long-term pension plan liability was $697 million and $596 million at December 31, 2003 and December 31, 2002, respectively. The ultimate cash flow impact to the Company, if any, of the pension plan liability, and the timing of any such impact, will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP financing at December 31, 2003; however, approximately $83 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to affiliates.

The Company believes, based on information currently available to it, that its cash and cash equivalents, and cash available from operations, will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company’s ability to comply with the terms of any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company’s ability to achieve profitability following such confirmation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements in the ordinary course of business. These arrangements include securitization of accounts receivable, operating leases, and guarantees with respect to unconsolidated affiliates and other entities (see Notes 4, 10, and 22 to the Consolidated Financial Statements, respectively, for further information regarding these arrangements). Other than those effects inherent to the types of arrangements described, the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. The Company’s known contractual obligations as of December 31, 2003 are as follows:

	Payments due by period
	2004	2005	2006	2007	2008	2009 and Beyond	Total
Long-Term debt obligations	$51	$23	$5	$10	$8	$14	$111
Capital lease obligations	2	2	2	1	1	7	15
Operating lease obligations	69	50	35	25	18	55	252
Purchase obligations*	364	45	11	1	1	—	422
Other long-term liabilities reflected in the Company’s Consolidated Balance Sheet	—	—	—	—	—	—	—

Total	$486	$120	$53	$37	$28	$76	$800

*	Purchase obligations generally include contractual obligations for the purchase of materials, energy, and fixed assets.

The contractual obligations above exclude obligations subject to compromise and obligations to fund our employee benefit plans.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to these assets, liabilities, revenues and expenses. Management bases its estimates and judgments on historical experience, expected future outcomes, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company recognizes revenue when goods are shipped and title and risk pass to the customer. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded.

Inventories are stated at lower of cost or market value. Inventory costs include material, labor and manufacturing overhead. The majority of inventories is valued using the first-in, first-out (FIFO) method and the balance of inventories is generally valued using the last-in, first-out (LIFO) method.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which it uses to account for goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires an annual review for impairment using a fair value methodology. The Company completed its annual review for impairment as of April 1, 2003, which resulted in no change to the recorded goodwill. The impact of adoption of SFAS No. 142 resulted in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. The goodwill recorded in the December 31, 2001 financial statements, which included the $491 million described above, was supported by the undiscounted estimated future cash flow of the related operations in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. See Note 7 to the Consolidated Financial Statements for further details.

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

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. This Statement (1) rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, (2) amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and (3) amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The effect of adoption was not material to the Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The effect of adoption was not material to the Company; however, prospectively the timing of related future charges may be different than those recorded in prior periods.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This Interpretation clarifies disclosures that are required to be made for certain guarantees at the time the guarantees are issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective December 31, 2002, the Company adopted the disclosure requirements in this Interpretation, including those relating to warranty obligations. Effective January 1, 2003, the Company adopted the initial recognition and initial measurement provisions of this Interpretation on a prospective basis for guarantees issued or modified after December 31, 2002. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and will apply the remainder of FIN 46R to its first quarter 2004 financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. Effective December 31, 2002, the Company adopted the amendments to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) provided in paragraphs 2(a)-2(e) of this Statement. Effective January 1, 2003, the Company adopted the amendment to SFAS No. 123 provided in paragraph 2(f) of this Statement, and the amendment to Opinion 28 provided in paragraph 3. The effect of adoption was not material to the Company. Please see Note 21 to the Consolidated Financial Statements for additional information concerning Stock Compensation.

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

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At December 31, 2003, a total of 54 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2003, the Company’s reserve for such liabilities was $17 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

The 1990 Clean Air Act Amendments (“Act”) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin manufacturing in January 2000, for wet formed fiberglass mat production in April 2002, and for reinforced plastic composites production and asphalt roofing and processing in April 2003. The Company anticipates that other relevant sources to be regulated in the near future include large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates, and natural gas prices in the normal course of business. The Company did not experience any significant changes in such exposures during 2003. The Company manages such exposures through the use of certain financial and derivative financial instruments. The Company’s objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows, which has not changed from the Company’s objective during 2003 and is not expected to change in 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

The Company’s policy is to use foreign currency, interest rate, and natural gas derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for trading purposes.

A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 2 to the Consolidated Financial Statements. Further information on the Company’s exposure to market risk is included in Note 22 to the Consolidated Financial Statements.

Prior to 2003, the Company used a variance-covariance Value at Risk (“VAR”) computation model to estimate the potential loss in the fair value of the referenced financial instruments. The VAR model used historical foreign exchange, interest, and natural gas rates as an estimate of the volatility and correlation of these rates in future periods. The VAR model estimated a loss in fair market value using statistical modeling techniques. Beginning January 1, 2003, the Company uses sensitivity analysis disclosures that express the potential loss in fair values of market risk sensitive instruments resulting from a 10% change in interest rates, foreign currency exchange rates, and commodity prices that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity prices. The Company determined the change was necessary to more accurately represent the market risk of its financial instruments in the disclosure.

The following analysis provides such quantitative information regarding market risk. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, the Company enters into various forward contracts and options, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions and earnings. The net fair value liability of financial instruments with exposure to foreign currency risk was approximately $1 million at December 31, 2003 and December 31, 2002. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $6 million and $5 million for 2003 and 2002, respectively.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. During 2003 and 2002, the Company’s exposure to interest rate sensitive securities primarily related to the investments held by the Fibreboard Settlement Trust. At December 31, 2003 and 2002, the net fair value of these investments was approximately $1.455 billion and $1.424 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $6 million for both 2003 and 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy costs such as natural gas and raw material costs such as asphalt, PVC and polystyrene. The Company enters into cash-settled natural gas futures contracts to protect against changes in natural gas prices; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2003, the net fair value of such contracts was a liability of approximately $2 million, compared to an asset of less than $1 million at December 31, 2002. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $4 million and less than $1 million for 2003 and 2002, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 59 through 146 hereof are incorporated here by reference.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

There have not been any changes in the Company’s internal control over financial reporting during the last quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

INFORMATION CONCERNING DIRECTORS

At January 31, 2004, Owens Corning’s Board of Directors was composed of ten directors, divided into three classes. Each class of directors serves for a term expiring at the third succeeding annual meeting of stockholders after the year of election of such class, and until their successors are elected and qualified. As of January 31, 2004, Owens Corning has not scheduled an annual meeting of stockholders for 2004 or any subsequent period.

Information concerning each director of Owens Corning as of January 31, 2004, is set forth below.

Class Expiring At First Succeeding Annual Meeting Of Stockholders

David T. Brown, 55. President and Chief Executive Officer, Owens Corning. Director since January 2002.

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

Mr. Caperton is a director of United Bankshares, Inc., Energy Corporation of America, West Virginia Media Holdings, and Benedum Foundation. He was the 1996 Chair of the Democratic Governors’ Association, served on the National Governors’ Association executive committee and as a member of the Intergovernmental Policy Advisory Committee on U.S. Trade, and was Chairman of the Appalachian Regional Commission, Southern Regional Education Board, and Southern Growth Policy Board.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

William W. Colville, 69. Retired; former Senior Vice President, General Counsel and Secretary of Owens Corning. Director since 1995.

A graduate of Yale University and the Columbia University Law School, Mr. Colville began his career at Owens Corning in 1984 as Senior Vice President and General Counsel. Prior to joining Owens Corning, he was President of the Sohio Processed Minerals Group from 1982 to 1984, and General Counsel of Kennecott Corporation from 1980 to 1982.

Mr. Colville is a director of Nordson Corporation.

Landon Hilliard, 64. Partner, Brown Brothers Harriman & Co., private bankers, New York, NY. Director since 1989.

A graduate of the University of Virginia, Mr. Hilliard began his career at Morgan Guaranty Trust Company of New York. He joined Brown Brothers Harriman in 1974 and became a partner in 1979.

Mr. Hilliard is a director of Norfolk Southern Corporation, Western World Insurance Company, and Russell Reynolds Associates, Inc. He is also Chairman of the Board of Trustees of the Provident Loan Society of New York and Secretary of The Economic Club of New York.

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

Ms. Iverson is a director of Candie’s, Inc., as well as several privately-held companies. She is also a member of the Board of Trustees of the Thunderbird School of International Management, and a member of Financo Global Consulting.

W. Walker Lewis, 59. Chairman, Devon Value Advisers, financial consulting and investment banking firm, Greenwich, CT and New York, NY. Director since 1993.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

Furman C. Moseley, Jr., 69. Chairman of Sasquatch Books, Inc., publishing, Seattle, WA. Director since 1983.

Mr. Moseley joined Simpson Paper Company in 1960 and retired in June 1995 as Chairman of that company and President of Simpson Investment Company.

Michael H. Thaman, 39. Chairman of the Board and Chief Financial Officer, Owens Corning. Director since January 2002.

A graduate of Princeton University, Mr. Thaman joined Owens Corning in 1992. He was elected Chairman of the Board of Owens Corning in April 2002, and became Chief Financial Officer in 2000. Before assuming his current positions, Mr. Thaman held a variety of leadership positions at Owens Corning, including serving as President of the Exterior Systems Business beginning in 1999 and President of the Engineered Pipe Systems Business beginning in 1997.

Prior to joining Owens Corning, Mr. Thaman was a Vice President in the New York office of Mercer Management Consulting, a strategy consulting firm.

Mr. Thaman is a director of Florida Power & Light Group, Inc.

Class Expiring At Third Succeeding Annual Meeting Of Stockholders

Norman P. Blake, Jr., 62. Former Chairman, President and Chief Executive Officer of Comdisco, Inc., global technology services, Rosemont, IL. Director since 1992.

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

W. Ann Reynolds, 66. Former President and Professor of Biology of The University of Alabama at Birmingham, Birmingham, AL, 1997-2003. Director since 1993.

A graduate of Kansas State Teachers College and the University of Iowa, Dr. Reynolds previously served as Chancellor of City University of New York for seven years and served eight years as Chancellor of the California State University System.

Dr. Reynolds is a director of Humana, Inc., Abbott Laboratories, Maytag Corporation, and the Post-Gazette, Champaign-Urbana, IL. She is also a member of the Society for Gynecological Investigation and the Perinatal Research Society.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

INFORMATION CONCERNING EXECUTIVE OFFICERS

Certain information concerning Owens Corning’s executive officers is included on pages 13-14 hereof.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

As indicated in Item 1 above, Owens Corning and 17 of its domestic subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2000. Of the executive officers listed on pages 13-14 hereof, Messrs. Brown, Johns and Thaman served as executive officers of Owens Corning at or within two years before the time of such filing. In addition, Messrs. Brown, Dietzel, Krull and Thaman also served as executive officers of one or more of such domestic subsidiaries at or within two years before the time of such filing. Director Norman P. Blake, Jr., served as an executive officer of Comdisco, Inc. in July 2001, when such firm filed for protection under Chapter 11 of the United States Bankruptcy Code.

IDENTIFICATION OF AUDIT COMMITTEE

Owens Corning has a separately-designated standing Audit Committee presently consisting of Norman P. Blake, Jr. (Chairman), Ann Iverson, W. Walker Lewis and W. Ann Reynolds. No other persons served on the Audit Committee during 2003.

AUDIT COMMITTEE FINANCIAL EXPERT

Owens Corning’s Board of Directors has determined that Norman P. Blake, Jr., Chairman of the Audit Committee, is an audit committee financial expert and that he is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Based solely on its review of copies of such reports received or written representations from such executive officers, directors and ten percent stockholders, Owens Corning believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during fiscal year 2003.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

Owens Corning has adopted a code of ethics applicable to its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and Controller.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following tables provide information on compensation and stock-based awards received by Owens Corning’s Chief Executive Officer serving during 2003 and the four other highest paid individuals who were serving as executive officers of Owens Corning at the end of 2003 (these five individuals collectively are referred to as the “Named Executive Officers”).

Summary Compensation Table

The following table contains information about compensation paid, and certain awards made, by Owens Corning to the Named Executive Officers for the three-year period ended December 31, 2003.

						Long Term Compensation
Annual Compensation						Awards		Payouts
Name and Principal Position(1)	Year	Salary ($)	Bonus $		Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)(3)	Securities Underlying Options/ SARs(#)(4)	LTIP Payouts ($)		All Other Compensation ($)
David T. Brown President and Chief Executive Officer	2003 2002 2001	750,000 647,916 400,000	1,470,000 1,713,199 1,200,000	(5)				2,625,000	(5)	10,000 15,300 483,550	(6)
Michael H. Thaman Chairman of the Board and Chief Financial Officer	2003 2002 2001	650,000 584,375 425,000	828,000 1,380,000 1,175,000	(5)				2,145,000	(5)	10,000 15,300 517,800	(6)
David L. Johns Senior Vice President and Chief Supply Chain and Information Technology Officer	2003 2002 2001	367,500 363,125 350,000	264,000 677,000 750,000	(5)				771,750	(5)	10,000 10,705 335,100	(6)
George E. Kiemle Vice President and President, Insulating Systems Business	2003 2002 2001	275,000 266,667 245,000	270,000 528,800 405,000	(5)				577,500	(5)	10,000 15,300 216,300	(6)
Charles E. Dana Vice President and President, Composite Solutions Business, and Vice President – Corporate Controller	2003 2002 2001	250,000 250,000 230,083	275,000 495,000 472,000	(5)				525,000	(5)	10,000 15,300 164,135	(6)

(1)

Prior to April 2002, Mr. Brown served as Executive Vice President and Chief Operating Officer. Prior to April 2002, Mr. Thaman served as Senior Vice President and Chief Financial Officer. Prior to April 2001, Mr. Johns served as Vice President and Chief Technology Officer. Prior to February 2001, Mr. Kiemle served as Vice President, Manufacturing, Insulating Systems Business. Mr. Dana will relinquish the position of Vice President—Corporate Controller upon the later of February 29, 2004 or the date this Form 10-K is accepted for filing by the Securities and Exchange Commission. Prior to February 2004, Mr. Dana served as Vice President—Corporate Controller and Global Sourcing; prior to January 2002, Mr. Dana served as Vice President, Global Sourcing and eBusiness; prior to March 2001, he served as Vice President, Owens Corning Supply Chain Solutions.

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

ITEM 11. EXECUTIVE COMPENSATION (continued)

(3)	There were no restricted stock awards to any of the Named Executive Officers in 2001, 2002, or 2003.

At the end of 2003, Mr. Brown held a total of 10,375 shares of restricted stock, valued at $4,358; Mr. Thaman held a total of 10,150 shares of restricted stock, valued at $4,263; Mr. Johns held a total of 4,000 shares of restricted stock, valued at $1,680; Mr. Kiemle held a total of 4,300 shares of restricted stock, valued at $1,806; and Mr. Dana held a total of 4,000 shares of restricted stock, valued at $1,680. The value of these aggregate restricted stock holdings was calculated by multiplying the number of shares held by the closing price of Owens Corning common stock on December 31, 2003 (as reported on the Over The Counter Bulletin Board). Dividends are paid by Owens Corning on restricted stock held by the Named Executive Officers if paid on stock generally.

(4)	No stock options or stock appreciation rights (SARs) were awarded to any of the Named Executive Officers in 2001, 2002, or 2003.

(5)

The amounts reflected in the LTIP Payouts column represent amounts payable pursuant to Owens Corning’s Long Term Incentive Plan with respect to a one-year transition performance period cycle adopted in connection with phase-in of the new plan, which became effective January 1, 2003.

(6)	The amount shown for each of the Named Executive Officers represents contributions made by Owens Corning to such officer’s account in the Owens Corning Savings Plan during the year.

Option Grant Table

No stock options or stock appreciation rights (SARs) were granted to any of the Named Executive Officers during 2003.

Option/SAR Exercises and Year-End Value Table

The following table contains information about the options for Owens Corning common stock that were exercised in 2003 by the Named Executive Officers, and the aggregate values of these officers’ unexercised options at the end of 2003. None of the Named Executive Officers held stock appreciation rights (SARs) at December 31, 2003.

Aggregated Option/SAR Exercises in 2003, and 12/31/03 Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at 12/31/03 (#)	Value of Unexercised In- the-Money Options/SARs at 12/31/03 ($)(1)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
David T. Brown	—0—	—0—	77,000/36,000	0/0
Michael H. Thaman	—0—	—0—	40,657/36,000	0/0
David L. Johns	—0—	—0—	12,278/16,000	0/0
George E. Kiemle	—0—	—0—	44,000/16,000	0/0
Charles E. Dana	—0—	—0—	24,500/16,000	0/0

(1)	No options were in-the-money at December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Long-Term Incentive Plan Awards Table

Effective January 1, 2003, Owens Corning adopted a Long Term Incentive Plan applicable to certain key employees selected by the Compensation Committee in an effort to more effectively drive long-term business results. The plan is intended to create a strong link between compensation and predetermined business goals designed to increase the value of the Company over a longer horizon and better align executive interests with those of the Company’s stakeholders. The plan envisions three-year performance cycles with payouts under the plan dependent upon corporate performance against long term performance goals set by the Committee for each cycle. The first three-year cycle commenced January 1, 2003 and will conclude on December 31, 2005, with payouts, if any, in the year 2006. Information concerning the awards for this cycle to the Named Executive Officers is set forth in the table below.

Long Term Incentive Plan - Three-Year Cycle Awards in 2003

			Estimated Future Payouts under Non-Stock Price-Based Plans (1)
Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Threshold ($)	Target ($)	Maximum ($)
David T. Brown	0	1/1/03-12/31/05	937,500	1,875,000	3,750,000
Michael H. Thaman	0	1/1/03-12/31/05	796,250	1,592,500	3,185,000
David L. Johns	0	1/1/03-12/31/05	248,063	496,125	992,250
George E. Kiemle	0	1/1/03-12/31/05	185,625	371,250	742,000
Charles E. Dana	0	1/1/03-12/31/05	168,750	337,500	675,000

(1)

Each award shown represents the opportunity to earn the amount shown in the “maximum” column of the table if certain “maximum” performance goals established by the Compensation Committee at the beginning of the performance period are attained or exceeded during the performance period. In the event these “maximum” performance goals are not attained, then the Named Executive Officers may earn the amounts shown in the “target” column if certain lower, “target” levels of performance are attained, or the amounts shown in the “threshold” column if certain lower, “threshold” levels of performance are attained. Participants will earn intermediate amounts for performance between the maximum and target levels, or between the target and threshold levels, and will earn no amounts for performance below the threshold. The estimates of potential future payouts displayed in the table are based on salaries at the start of the three-year cycle; actual payouts, if any, will be based on average annualized salaries over the three-year performance cycle. The performance goals for this three-year cycle are based on the Company’s return on net assets.

In addition to the three-year performance cycle award, the Committee also established a one-year transition performance period cycle for 2003 in connection with phase-in of the new plan. Payouts due to this performance cycle are reflected in the Summary Compensation Table above.

Retirement Benefits

Owens Corning maintains a tax-qualified Cash Balance Plan covering certain of its salaried and hourly employees in the United States, including each of the Named Executive Officers, in lieu of the qualified Salaried Employees’ Retirement Plan maintained prior to 1996 (“Prior Plan”), which provided retirement benefits primarily on the basis of age at retirement, years of service and average earnings from the highest three consecutive years of service. In addition, Owens Corning has a non-qualified Executive Supplemental Benefit Plan (“ESBP”) to pay eligible employees leaving the Company the difference between the benefits payable under Owens Corning’s tax-qualified retirement plan and those benefits which would have been payable except for limitations imposed by the Internal Revenue Code. Named Executive Officers are eligible to participate in both the Cash Balance Plan and the ESBP.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Cash Balance Plan – Under the Cash Balance Plan, each covered employee’s earned retirement benefit under the Prior Plan (including the ESBP) was converted to an opening cash balance. Each year, eligible employees earn a benefit based on a percentage of such employee’s covered pay. Prior to July 1, 2003, the percentage was 2% for covered pay up to 50% of the Social Security Taxable Wage Base and 4% for covered pay in excess of such wage base; effective July 1, 2003, the percentage became 4% for all subsequent covered pay. For this purpose, covered pay includes base pay, overtime pay, other wage premium pay and certain annual incentive bonuses payable during the year. Accrued benefits earn monthly interest based on the average interest rate for five-year U.S. treasury securities. Employees may receive their benefit under the Cash Balance Plan as a lump sum or as a monthly payment when they leave Owens Corning.

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

The estimated annual annuity amounts payable under the Cash Balance Plan (including the ESBP) to the Named Executive Officers at age 65 are: Mr. Brown, $338,061; Mr. Thaman, $316,273; Mr. Johns, $119,604, Mr. Kiemle, $175,245; and Mr. Dana, $68,819. These estimated amounts assume continued employment and current levels of base salary, plus target annual incentive, through age 65, and are based on estimated interest rates.

Supplemental Executive Retirement Plan – Owens Corning maintains a Supplemental Executive Retirement Plan (“SERP”) covering certain employees, including Mr. Johns, who join Owens Corning in mid-career. The SERP provides for a lump sum payment following termination of employment equal to a multiple of the covered employee’s Cash Balance Plan balance minus an offset equal to the present value of retirement benefits attributable to prior employment. The applicable multiplier for each covered employee ranges from 0.5 to 4.0 (determined by the covered employee’s age when first employed by Owens Corning) and is 1.1 in the case of Mr. Johns. The estimated annual annuity amount payable to Mr. Johns to satisfy the lump sum obligation under this plan at age 65, under the assumptions described in the preceding paragraph, is $131,564, less the annualized offset due to prior employment.

Other Arrangements – Owens Corning has agreed to provide Mr. Dana a supplemental pension benefit, under Owens Corning’s pension plan formula in existence on his employment date, determined as if he had earned 1 ½ years of service for each year worked, provided that he remains an Owens Corning employee for no less than ten years following his November 15, 1995 employment date. The estimated supplemental annual annuity amount payable to Mr. Dana at age 65 to satisfy this benefit, assuming continued employment and current levels of covered pay, is $177,494.

In 1992, Owens Corning established a Pension Preservation Trust for amounts payable under the ESBP as well as under the individual pension arrangements described above. Each year, the Compensation Committee determines the participants in and any amounts to be paid with respect to the Pension Preservation Trust, which may include a portion of benefits earned under the ESBP and the pension agreements described above. Amounts paid into the Trust and income from the Trust reduce the pension otherwise payable at retirement. During 2003, no payments were made to the Trust.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Employment, Severance, and Certain Other Agreements

Owens Corning has entered into severance arrangements with each of the Named Executive Officers. These agreements generally provide for the payment of an amount equal to two times base salary plus annual incentive bonuses (based on an average of the three previous years’ annual incentive payments or the average of the three previous years’ annual incentive targets, whichever is greater) plus continuation of insurance benefits for a period of up to two years and, in the case of Messrs. Brown, Thaman, and Kiemle, a payment equal to the additional lump sum pension benefit that would have accrued had such individuals been three years older, with three additional years of service, at the time of employment termination and, in the case of Mr. Dana, a payment equal to the greater of (1) the additional lump sum pension benefit so calculated and (2) Mr. Dana’s supplemental pension arrangement described above. The base salaries as of December 31, 2003, of these Named Executive Officers were: Mr. Brown, $750,000; Mr. Thaman, $650,000; Mr. Johns, $367,500; Mr. Kiemle, $275,000, and Mr. Dana, $250,000.

Directors’ Compensation

Retainer and Meeting Fees – In 2003, Owens Corning paid each director who was not an Owens Corning employee an annual retainer of $35,000. Non-employee Committee Chairmen receive an additional retainer of $4,000 each year. In addition, Owens Corning paid non-employee directors a fee of $1,200 for (a) attendance at one or more meetings of the Board of Directors on the same day, (b) attendance at one or more meetings of each Committee of the Board of Directors on the same day, and (c) for each day’s attendance at other functions in which directors were requested to participate.

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

Pursuant to action of the Board of Directors, additional option grants and annual grants under the Plan were suspended effective April 1, 2002, pending further action by the Board. No initial option grants or annual grants were made under the Plan during 2003.

ITEM 11. EXECUTIVE COMPENSATION (continued)

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee presently consists of Landon Hilliard (Chairman), Gaston Caperton, Furman C. Moseley, Jr., and W. Ann Reynolds. No other persons served on the Compensation Committee during 2003 except Leonard S. Coleman, Jr., a former director.

Mr. Hilliard is a partner of Brown Brothers Harriman & Co. (“BBH”), a private banking firm. BBH acts as one of the investment managers for the Fibreboard Settlement Trust, which holds certain assets that are available to fund asbestos-related liabilities of Fibreboard Corporation, a subsidiary of Owens Corning. During 2003, BBH was paid fees of approximately $744,000 from the Trust for these services. In addition, BBH serves as the custodian and investment advisor of an escrow account funded by one of the Company’s excess insurance carriers during the third quarter of 2001 (see Note 19, Item C, to the Consolidated Financial Statements). During 2003, BBH earned fees of approximately $85,000 for these services.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

MAJOR STOCKHOLDERS

Based on statements filed with the Securities and Exchange Commission pursuant to section 13(d) or 13(g) of the Securities Exchange Act of 1934, no person beneficially owned more than 5% of Owens Corning common stock as of December 31, 2003.

As of January 31, 2004, Owens Corning employees, including officers, beneficially owned 1,591,992 shares (2.9%) of Owens Corning common stock under Owens Corning sponsored savings plans in the United States.

STOCK OWNERSHIP OF MANAGEMENT

The following table shows information concerning beneficial ownership of Owens Corning common stock on January 31, 2004, by each of the directors, by each of the Named Executive Officers, and by all directors and executive officers as a group. Each ownership shown represents less than 1% of the shares of common stock outstanding.

Name	Amount And Nature Of Beneficial Ownership
Norman P. Blake, Jr.	4,620	(3)
David T. Brown	126,149	(1)(2)
Gaston Caperton	12,032	(1)(3)
William W. Colville	10,000	(1)
Charles E. Dana	44,890	(1)(2)
Landon Hilliard	7,075	(3)
Ann Iverson.	12,532	(1)(3)
David L. Johns	33,010	(1)(2)
George E. Kiemle	64,809	(1)(2)
W. Walker Lewis	4,120	(3)
Furman C. Moseley, Jr.	46,082	(3)
W. Ann Reynolds	6,327	(3)(4)
Michael H. Thaman	90,919	(1)(2)
All Directors and Executive Officers (including Named Executive Officers) (17 persons)	516,388	(1)(2)(3)(4)

(1)

Includes shares which are not owned but are unissued shares subject to exercise of options, or which will be subject to exercise of options under Owens Corning benefit plans within 60 days after January 31, 2004, as follows: Mr. Brown, 113,000; Mr. Caperton, 10,000; Mr. Colville, 10,000; Mr. Dana, 40,500; Ms. Iverson, 10,000; Mr. Johns, 28,278; Mr. Kiemle, 60,000; Mr. Thaman, 76,657; All Directors and Executive Officers (17 persons), 394,777.

(2)

Includes shares over which there is sole voting power, but no investment power, as follows: Mr. Brown, 10,375; Mr. Dana, 4,000; Mr. Johns, 4,000; Mr. Kiemle, 4,300; Mr. Thaman, 10,150; All Directors and Executive Officers (17 persons), 37,491.

(3)

Includes deferred shares over which there is currently no voting or investment power, as follows: Mr. Blake, 3,620; Mr. Caperton, 1,532; Mr. Hilliard, 2,575; Ms. Iverson, 1,532; Mr. Lewis, 3,620; Mr. Moseley, 6,232; Dr. Reynolds, 3,097; All Directors and Executive Officers (17 persons), 22,208.

(4)	Does not include shares of common stock held by family members as to which beneficial interest is disclaimed, as follows: Dr. Reynolds, 700; All Directors and Executive Officers (17 persons), 700.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

POTENTIAL CHANGES IN CONTROL

The following matters are described in response to the requirement to describe any arrangements the operation of which may at a subsequent date result in a change in control of Owens Corning:

Owens Corning anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. As described more fully in Note 1 to the Consolidated Financial Statements, on October 24, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed fourth amended joint plan of reorganization (the “Plan”) in the USBC. The Plan is subject to confirmation by the Bankruptcy Court.

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

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands of dollars)
Audit Fees (1)	$2,193	$2,053
Audit-Related Fees (2)(3)	236	211
Tax Fees (2)(4)	5	216
All Other Fees (2)	—	—

Total fees	$2,434	$2,480

(1)	Amounts shown reflect fees for the years ended December 31, 2003 and 2002, respectively.

(2)	Amounts shown reflect fees billed in the years ended December 31, 2003 and 2002, respectively.

(3)	Includes fees for assistance with the implementation of Sarbanes-Oxley Section 404, due diligence for acquisitions and divestitures, and review of accounting for certain business transactions.

(4)	Includes fees for services related to preparation of corporate tax returns, assistance with tax audits and tax consulting.

The above amounts do not include $65 thousand and $50 thousand of fees billed in 2003 and 2002 for audits of Company sponsored employee benefit plans. These fees were billed directly to the respective benefit plans.

It is the Corporation’s practice that all services provided the Corporation by its independent auditors be pre-approved either by the Audit Committee or by the Chairman of the Audit Committee pursuant to authority delegated by the Committee. No part of the independent auditor services related to the Audit Related Fees, Tax Fees, or All Other Fees listed in the table above was approved by the Audit Committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Financial Statements on page 58 hereof.

2.	See Index to Financial Statement Schedule on page 147 hereof.

3.	See Exhibit Index beginning on page 150 hereof.

Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”).

(b)	REPORTS ON FORM 8-K

During the fourth quarter of 2003, Owens Corning filed the following current reports on Form 8-K:

•

Form 8-K, dated October 24, 2003, under Items 5 and 7, in connection with the filing of a Fourth Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-in-Possession and a related Disclosure Statement.

•

Form 8-K/A, dated October 24, 2003, as amended on November 21, 2003 under Items 5 and 7, in connection with the filing of a Fourth Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-in-Possession and a related Disclosure Statement as revised and refiled with the Bankruptcy Court on November 21, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By	/s/ David T. Brown	Date February 20, 2004

David T. Brown,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David T. Brown	Date February 20, 2004

David T. Brown,
President, Chief Executive Officer and Director

/s/ Michael H. Thaman	Date February 20, 2004

Michael H. Thaman,
Chairman of the Board, Chief Financial Officer and Director

/s/ Charles E. Dana	Date February 20, 2004

Charles E. Dana,
Vice President - Corporate Controller

/s/ Norman P. Blake, Jr.	Date February 19, 2004

Norman P. Blake, Jr.,
Director

/s/ Gaston Caperton	Date February 19, 2004

Gaston Caperton,
Director

/s/ William W. Colville	Date February 19, 2004

William W. Colville,
Director

/s/ Landon Hilliard	Date February 19, 2004

Landon Hilliard,
Director

/s/ Ann Iverson	Date February 19, 2004

Ann Iverson,
Director

/s/ W. Walker Lewis	Date February 20, 2004

W. Walker Lewis,
Director

/s/ Furman C. Moseley, Jr.	Date February 19, 2004

Furman C. Moseley, Jr.,
Director

/s/ W. Ann Reynolds	Date February 21, 2004

W. Ann Reynolds,
Director

PricewaterhouseCoopers LLP
Suite 1800
One SeaGate
Toledo OH 43604-1574
Telephone (419) 254 2500
Facsimile (419) 254 2550

Report of Independent Auditors

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), stockholders’ deficit, and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Owens Corning and its subsidiaries for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion (which contains an explanatory paragraph relating to Owens Corning’s ability to continue as a going concern) on those financial statements in their report dated January 23, 2002, before the revisions described in Notes 3 and 7.

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

As discussed in Note 7 of the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which was adopted by the Company as of January 1, 2002.

As discussed above, the consolidated financial statements of Owens Corning and its subsidiaries for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 3 and 7, these financial statements have been revised to include the transitional disclosures required by SFAS 142, which was adopted by the Company as of January 1, 2002 and to restate the disclosures required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” resulting from a change in the composition of the Company’s reportable segments. We audited the transitional disclosures described in Note 7 and the restated disclosures described in Note 3. In our opinion, the transitional disclosures in Note 7 and the restated disclosures in Note 3 for 2001 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

February 4, 2004

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Owens Corning:

We have audited the accompanying consolidated balance sheet of OWENS CORNING (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2001*, and 2000*, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Corning and subsidiaries as of December 31, 2001*, and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP

January 23, 2002,

Toledo, Ohio.

*

The Company’s consolidated balance sheet as of December 31, 2001 and 2000 and the consolidated statements of income (loss), comprehensive income (loss), stockholder’s deficit and cash flows for the years ended December 31, 2000 and 1999 are not included in this Form 10-K. Additionally, the information contained in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2001 has been integrated in the consolidated statement of stockholders’ deficit and the consolidated statement of comprehensive income (loss) for the year ended December 31, 2001 has been omitted.

**

As this report is a reproduction of the previously issued report from Arthur Andersen, the schedule to which this paragraph refers includes information for the years ended December 31, 2001, 2000 and 1999. However, the 2000 and 1999 information is not included in this Form 10-K.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(In millions of dollars, except per share data)
NET SALES	$4,996	$4,872	$4,762
COST OF SALES (Note 12)	4,170	4,130	3,938

Gross margin	826	742	824

OPERATING EXPENSES
Marketing and administrative expenses	459	522	524
Science and technology expenses	43	42	37
Restructure costs (Note 12)	(2)	61	26
Chapter 11 related reorganization items (Notes 1 and 19)	85	96	87
Provision (credit) for asbestos litigation claims (recoveries) – Owens Corning (Note 19)	(5)	1,376	(7)
Provision for asbestos litigation claims – Fibreboard (Notes 19 and 20)	—	975	—
Other (Note 12)	(21)	(17)	41

Total operating expenses	559	3,055	708

INCOME (LOSS) FROM OPERATIONS	267	(2,313)	116

Interest expense, net (Notes 1, 14, 15 and 22)	8	16	16
Other	—	—	(2)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	259	(2,329)	102

Income tax expense (Notes 6 and 19)	145	31	57

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET INCOME (LOSS) OF AFFILIATES	114	(2,360)	45

Minority interest (Note 18)	(5)	(4)	(4)
Equity in net income (loss) of affiliates (Note 9)	6	(4)	(2)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	115	(2,368)	39

Cumulative effect of change in accounting principle, net of tax (Note 7)	—	(441)	—

NET INCOME (LOSS)	$115	$(2,809)	$39

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share (Notes 7 and 21)	$2.08	$(51.02)	$0.72

Diluted net income (loss) per share (Notes 7 and 21)	$1.92	$(51.02)	$0.66

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.2	55.1	55.1
Diluted	59.9	55.1	59.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003 AND 2002

	2003	2002
	(In millions of dollars)
ASSETS
CURRENT
Cash and cash equivalents (Note 1)	$1,005	$875
Receivables, less allowances of $19 million in 2003 and $29 million in 2002 (Note 4)	464	430
Inventories (Note 5)	390	446
Other current assets	29	23

Total current	1,888	1,774

OTHER
Restricted cash – asbestos and insurance related (Note 19)	166	165
Restricted cash, securities, and other – Fibreboard (Notes 19 and 20)	1,395	1,365
Deferred income taxes (Note 6)	1,310	1,354
Pension-related assets (Note 16)	338	179
Goodwill (Note 7)	138	122
Investments in affiliates (Note 9)	81	51
Other noncurrent assets	92	119

Total other	3,520	3,355

PLANT AND EQUIPMENT, at cost
Land	70	69
Buildings and leasehold improvements	789	692
Machinery and equipment	3,232	3,201
Construction in progress	96	164

	4,187	4,126
Accumulated depreciation	(2,237)	(2,239)

Net plant and equipment	1,950	1,887

TOTAL ASSETS	$7,358	$7,016

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003 AND 2002 (continued)

	2003	2002
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable and accrued liabilities (Note 11)	$767	$756
Short-term debt (Note 14)	44	40
Long-term debt - current portion (Note 15)	53	65

Total current	864	861

LONG-TERM DEBT (Note 15)	73	71

OTHER
Pension plan liability (Note 16)	697	596
Other employee benefits liability (Note 17)	400	368
Other	143	103

Total other	1,240	1,067

LIABILITIES SUBJECT TO COMPROMISE (Notes 1, 15 and 19)	9,258	9,236

COMPANY-OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO COMPROMISE (Note 18)	200	200

COMMITMENTS AND CONTINGENCIES (Notes 10, 19 and 22)
MINORITY INTEREST	51	49

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value; authorized 8 million shares, none outstanding	—	—
Common stock, par value $.10 per share; authorized 100 million shares; issued 2003 - 55.3 million shares and 2002 - 55.2 million shares (Note 21)	6	6
Additional paid in capital	690	690
Accumulated deficit	(4,651)	(4,766)
Accumulated other comprehensive loss (Notes 16 and 22)	(371)	(395)
Other	(2)	(3)

Total stockholders’ deficit	(4,328)	(4,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,358	$7,016

The accompanying notes to consolidated financial statements are an integral part of this statement..

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(In millions of dollars)
COMMON STOCK
Balance beginning and end of year	$6	$6	$6

ADDITIONAL PAID IN CAPITAL
Balance beginning of year	690	691	694
Forfeitures of stock under stock compensation plans	—	(1)	(3)

Balance end of year	690	690	691

DEFICIT
Balance beginning of year	(4,766)	(1,957)	(1,996)
Net income (loss)	115	(2,809)	39

Balance end of year	(4,651)	(4,766)	(1,957)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance beginning of year
Currency translation adjustment	(59)	(133)	(103)
Minimum pension liability adjustment	(337)	(230)	(3)
Other	1	8	9

	(395)	(355)	(97)
Adjustments
Currency translation adjustment	92	74	(30)
Minimum pension liability adjustment (net of taxes of $14 million in 2003, $88 million in 2002, and $153 million in 2001)	(66)	(107)	(227)
Other	(2)	(7)	(1)

Other comprehensive income (loss)	24	(40)	(258)
Balance end of year
Currency translation adjustment	33	(59)	(133)
Minimum pension liability adjustment	(403)	(337)	(230)
Other	(1)	1	8

Balance end of year	(371)	(395)	(355)

OTHER
Balance beginning of year	(3)	(2)	(5)
Net increase (decrease)	1	(1)	3

Balance end of year	(2)	(3)	(2)

STOCKHOLDERS’ DEFICIT	$(4,328)	$(4,468)	$(1,617)

TOTAL COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$115	$(2,809)	$39
Other comprehensive income (loss)	24	(40)	(258)

COMPREHENSIVE INCOME (LOSS)	$139	$(2,849)	$(219)

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$115	$(2,809)	$39
Reconciliation of net cash flow from operations:
Noncash items:
Provision (credit) for asbestos litigation claims (Note 19)	—	2,356	(7)
Provision for depreciation	206	205	197
Provision for impairment of fixed assets	28	67	40
Provision (credit) for deferred income taxes (Note 6)	51	(21)	47
Provision for pension and other employee benefits liabilities	126	96	55
Cumulative effect of accounting change (Note 7)	—	441	—
Other	62	132	87
(Increase) decrease in receivables (Note 4)	(27)	6	41
(Increase) decrease in inventories	11	(4)	19
Increase (decrease) in accounts payable and accrued liabilities	(67)	(88)	188
Change in liabilities subject to compromise (Note 1)	—	(1)	(75)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard (Note 19)	5	5	62
Pension fund contribution	(185)	(3)	(196)
Payments for other employee benefits liabilities	(30)	(35)	(30)
Other	31	17	16

Net cash flow from operations	326	364	483

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(208)	(248)	(270)
Increase in restricted cash - asbestos and insurance related (Note 19)	(1)	(7)	(5)
Increase in restricted cash, securities, and other - Fibreboard (Notes 19 and 20)	(30)	—	—
Investment in subsidiaries and affiliates, net of cash acquired (Note 8)	(25)	(15)	(18)
Proceeds from the sale of assets or affiliates (Note 8)	88	13	39

Net cash flow from investing	$(176)	$(257)	$(254)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt (Note 15)	$10	$—	$—
Other reductions to long-term debt (Notes 10 and 15)	(56)	(3)	(4)
Net increase (decrease) in short-term debt (Note 14)	3	(4)	(6)
Subject to compromise (Note 1)	—	1	(4)
Other	—	1	—

Net cash flow from financing	(43)	(5)	(14)

Effect of exchange rate changes on cash	23	9	(1)

NET INCREASE IN CASH AND CASH EQUIVALENTS	130	111	214
Cash and cash equivalents at beginning of year	875	764	550

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,005	$875	$764

The accompanying notes to consolidated financial statements are an integral part of this statement.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OTHER MATTERS FILED IN THE USBC

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Alfred M. Wolin from further participation in the Chapter 11 Cases. On October 15, 2003, the District Court entered an order withdrawing the reference of this matter from the USBC. On October 23, 2003, the District Court entered an order staying all discovery and other proceedings related to the motion until further order of the Court. On October 27, 2003, K&S filed an Emergency Petition for a Writ of Mandamus (the “Mandamus Petition”) with respect to the recusal motion in the United States Court of Appeals for the Third Circuit (the “Third Circuit”), seeking an order directing Judge Wolin either to recuse himself from the Chapter 11 Cases or to withdraw his order of October 23, 2003, and permit expedited discovery and an expedited briefing and hearing schedule with respect to the recusal motion. On October 28, 2003, the District Court issued an order setting forth certain procedures with respect to the recusal motion, including the provision by certain parties of affidavits and a briefing schedule with respect to the recusal motion. By orders dated October 30, 2003, and November 3, 2003, the Third Circuit stayed those proceedings in the Chapter 11 Cases for which the reference had been withdrawn from the USBC and which are pending solely before Judge Wolin; such orders do not affect other proceedings in the Chapter 11 Cases. The Third Circuit held a hearing on the Mandamus Petition on December 12, 2003. On December 18, 2003, the Third Circuit issued an order directing the District Court to vacate its October 23, 2003 stay of discovery, proceed with expedited discovery on the recusal motion, and issue a ruling on the recusal motion. On February 2, 2004, the District Court denied the recusal motion. The Third Circuit has scheduled a hearing for April 19, 2004 to review the District Court’s ruling.

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 19 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which is captioned Credit Suisse First Boston v. Owens Corning, et al., seeks to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleges that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. Owens Corning has filed a motion to dismiss this action. Following a hearing in February 2004, the USBC scheduled an additional hearing for March 22, 2004.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. The USBC held status conferences on this matter in December 2003 and February 2004 and has scheduled an additional status conference for March 22, 2004.

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

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other Debtors. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and are challenging that approach in the Plan confirmation hearings described below.

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

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.3 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.5 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of December 31, 2003, approximately 5,000 of the Objectionable Claims, totaling approximately $2.3 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.8 billion. As of December 31, 2003, approximately 900 of these claims, totaling approximately $0.1 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved. The remaining claims consist of:

•

Approximately 2,900 claims, totaling approximately $1.5 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•

Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

•

Approximately 5,100 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $530 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 19 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 19 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; environmental claims totaling approximately $193 million; and claims for contract rejections, totaling approximately $173 million, of which approximately $113 million are protective claims covering contracts which have not been rejected by the Debtors as of December 31, 2003.

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

The adversary actions were commenced against various other defendants seeking, among other things, (a) avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility (the “Pre-Petition Credit Facility Action”); (b) the return of up to approximately $515 million paid by the Company to shareholders of Fibreboard in connection with the Company’s purchase of Fibreboard in 1997 (the “FBD Shareholder Action”); (c) the return of up to approximately $61.8 million paid by the Company to shareholders in dividends in the period 1996 through 2000 (the “Dividend Action”); and (d) the return of approximately $133 million paid by the Company to Bank of America Corp. in connection with Owens Corning’s purchase of Fibreboard in 1997. Both the FBD Shareholder Action and the Dividend Action are defendant class actions. Certain present or former officers or directors of the Company may be members of either or both defendant classes. Certain holders of Owens Corning debt securities have filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. It is expected that such matter will be determined by the Bankruptcy Court in conjunction with the Pre-Petition Credit Facility Action.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 19 to the Consolidated Financial Statements) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire. The Official Creditors’ Committee was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought.

By motions filed on or about October 16, 2002, and December 17, 2003, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to orders of the Bankruptcy Court and local court rules, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action, has been stayed until the Bankruptcy Court holds a hearing on the December 17, 2003 motion, subject to the right of any defendant to move to modify/terminate the stay. The Pre-Petition Credit Facility Action, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

Certain Post-Petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through December 31, 2003, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $516 million, of which $138 million relates to 2003, $148 million relates to 2002, and $178 million relates to 2001.

At December 31, 2003, the Company had $1.005 billion of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP Financing at December 31, 2003; however, approximately $83 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The Company believes, based on information presently available to it, that its cash and cash equivalents, and cash available from operations, will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company’s ability to comply with the terms of any cash management order entered by the Bankruptcy Court from time to time in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company’s ability to maintain profitability following such confirmation.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(In millions of dollars)
NET SALES	$4,338	$4,302	$4,161
COST OF SALES	3,735	3,715	3,542

Gross margin	603	587	619

OPERATING EXPENSES
Marketing and administrative expenses	405	473	474
Science and technology expenses	37	37	32
Restructure costs	(1)	44	16
Chapter 11 related reorganization items	85	96	87
Owens Corning provision (credit) for asbestos litigation claims (recoveries)	(5)	1,376	(7)
Fibreboard provision for asbestos litigation claims	—	975	—
Other (including interest income from non-Debtors of $56 million in 2003, 2002 and 2001)	(124)	(122)	(90)

Total operating expenses	397	2,879	512

INCOME (LOSS) FROM OPERATIONS	206	(2,292)	107

Interest expense, net	3	5	1
Other	—	—	(2)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	203	(2,297)	108

Income tax expense	135	34	52

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF AFFILIATES	68	(2,331)	56

Equity in net income (loss) of affiliates	—	(3)	(3)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	68	(2,334)	53

Cumulative effect of change in accounting principle, net of tax	—	(409)	—

NET INCOME (LOSS)	$68	$(2,743)	$53

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

DECEMBER 31, 2003 AND 2002

	2003	2002
	(In millions of dollars)
ASSETS
CURRENT
Cash and cash equivalents	$645	$622
Receivables, net of allowance for doubtful accounts	334	336
Receivables - non-Debtors	1,032	933
Inventories	278	328
Other current assets	31	23

Total current	2,320	2,242

OTHER
Restricted cash and other - asbestos and insurance related	166	165
Restricted cash, securities and other - Fibreboard	1,395	1,365
Deferred income taxes	1,170	1,248
Pension-related assets	257	124
Goodwill	54	54
Investments in affiliates	25	15
Investments in non-Debtor subsidiaries	757	757
Other noncurrent assets	47	89

Total other	3,871	3,817

PLANT AND EQUIPMENT, at cost
Land	39	42
Buildings and leasehold improvements	589	527
Machinery and equipment	2,253	2,391
Construction in progress	79	96

	2,960	3,056
Accumulated depreciation	(1,566)	(1,688)

Net plant and equipment	1,394	1,368

TOTAL ASSETS	$7,585	$7,427

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

DECEMBER 31, 2003 AND 2002 (continued)

	2003	2002
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable and accrued liabilities	$549	$533
Accounts payable and accrued liabilities - non-Debtors	15	49
Long-term debt - current portion	1	—

Total current	565	582

LONG-TERM DEBT	6	—

OTHER
Pension plan liability	581	525
Other employee benefits liability	384	355
Other	123	81

Total other	1,088	961

LIABILITIES SUBJECT TO COMPROMISE	9,985	9,963

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	690	690
Accumulated deficit	(4,417)	(4,485)
Accumulated other comprehensive loss	(336)	(290)
Other	(2)	—

Total stockholders’ deficit	(4,059)	(4,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,585	$7,427

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$68	$(2,743)	$53
Reconciliation of net cash flow from operations:
Noncash items:
Provision (credit) for asbestos litigation claims	—	2,356	(7)
Provision for depreciation	147	149	145
Provision for impairment of fixed assets	28	44	31
Provision for deferred income taxes	81	14	79
Provision for pension and other employee benefits liabilities	112	93	58
Cumulative effect of accounting change	—	409	—
Other	48	89	91
Increase in receivables and receivables—non-Debtors	(116)	(111)	(168)
(Increase) decrease in inventories	(10)	(25)	34
Increase (decrease) in accounts payable and accrued liabilities and accounts payable and accrued liabilities—non-Debtors	(33)	(102)	175
Change in liabilities subject to compromise	—	(1)	(75)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	5	5	62
Pension fund contribution	(178)	—	(176)
Payments for other employee benefits liabilities	(29)	(34)	(29)
Other	39	35	110

Net cash flow from operations	162	178	383

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(156)	(162)	(220)
Increase in restricted cash—asbestos and insurance related	(1)	(7)	(5)
Increase in restricted cash, securities, and other—Fibreboard	(30)	—	—
Investment in subsidiaries and affiliates, net of cash acquired	(5)	(6)	(15)
Proceeds from the sale of assets or affiliates	85	12	5

Net cash flow from investing	(107)	(163)	(235)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	2	—	—
Other reductions to long-term debt	(34)	—	—
Subject to compromise	—	1	(4)
Other	—	1	—

Net cash flow from financing	(32)	2	(4)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23	17	144

Cash and cash equivalents at beginning of year	622	605	461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$645	$622	$605

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items at December 31:

	2003	2002
	(in millions of dollars)
Accounts payable	$213	$233
Accrued interest payable	42	40
Debt	2,896	2,854
Income taxes payable	233	235
Reserve for asbestos litigation claims – Owens Corning	3,565	3,564
Reserve for asbestos-related claims – Fibreboard	2,309	2,310

Total consolidated	9,258	9,236
Payables to non-Debtors	727	727

Total Debtor	$9,985	$9,963

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Income Statements consist of the following for the years ended December 31:

	2003	2002	2001
	(In millions of dollars)
Professional fees	$63	$70	$60
Payroll and compensation	12	24	29
Settlement of Asian credit facility	18	—	—
Renegotiation of World Headquarters lease	21	—	—
Interest income	(35)	(22)	(17)
Loss on settlement of claims	—	13	1
Other, net	6	11	14

Total	$85	$96	$87

Substantially all of the amounts for professional fees, payroll and compensation, interest income, and other, net, were paid or received in cash during 2003. The remaining items are primarily non-cash charges relating to the settlement of claims.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Owens Corning and its subsidiaries (the “Company”) generally include the accounts of majority owned subsidiaries, unless ownership is considered temporary. Intercompany accounts and transactions are eliminated.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 Consolidated Financial Statements to conform with the classifications used in 2003.

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

Revenue Recognition

The Company recognizes revenue when title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded and are typically based on historical experience.

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of cost of sales and all costs billed to the customer are included as revenue in the Consolidated Statement of Income (Loss).

Marketing and Advertising Costs

Marketing and advertising costs are expensed the first time the advertising takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for 2003, 2002 and 2001 were $77 million, $83 million, and $87 million, respectively.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation Plans

The Company applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, An Amendment of FAS No. 123” (“SFAS 148”), for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123 and SFAS 148.

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

Inventory Valuation

Inventories are stated at lower of cost or market value. Inventory costs include material, labor and manufacturing overhead. The majority of inventories is valued using the first-in, first-out (FIFO) method and the balance of inventories is generally valued using the last-in, first-out (LIFO) method.

Investments in Affiliates

The Company accounts for investments in affiliates of between 20% and 50% ownership with significant influence using the equity method under which the Company’s share of earnings of the affiliate is reflected in income as earned and dividends are credited against the investment in affiliate when declared. If the Company’s ownership is less than 20%, or its ownership is less than 50% and the Company determines that it does not have significant influence, the Company accounts for its investments using the cost method.

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets; identifiable intangible assets with a determinable useful life will continue to be amortized. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. In performing the annual review, the Company uses an estimate of the discounted cash flows of the related business over the remaining life of the goodwill in assessing whether the goodwill is recoverable on a reporting unit basis.

Properties and Depreciation

The Company’s plant and equipment is depreciated principally using the straight-line method. Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $206 million, $205 million, and $197 million, respectively. The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 - 40 years
Machinery and equipment	5 - 20 years
Information systems	5 - 10 years

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company recognizes current tax liabilities and assets for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In addition, the Company estimates tax reserves to cover Internal Revenue Service (“IRS”) claims for income taxes and interest attributable to audits of open tax years.

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

Reserve for Asbestos Litigation Claims

The Company estimates reserves for asbestos-related liabilities that have been asserted or are probable of assertion. The estimate of liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Chapter 11 Cases. The Company will continue to review its asbestos reserves on a periodic basis and make such adjustments as may be appropriate. Any such adjustment could be material to the Company’s consolidated financial statements in any given period. See Note 19 to the Consolidated Financial Statements for further discussion.

Derivative Financial Instruments

Effective January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and related gains and losses to be recorded in income or other comprehensive income, as appropriate. See Note 22 to the Consolidated Financial Statements for further discussion.

OWENS CORNING AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end rate of exchange and their statement of income (loss) and statement of cash flows are converted on an ongoing basis at the rate of exchange when transactions occur. The resulting translation adjustment is included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet and Statement of Stockholders’ Deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statement of Income (Loss) as incurred.

3. SEGMENT DATA

During 2003, the Company realigned its internal operating segments. Following this realignment, the Company reviewed its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and concluded that the aggregation of its operating segments into two reportable segments is still appropriate; however, certain components within the segments have changed. Net sales and income from operations have been restated for all periods presented to reflect this change. Accounting policies for the segments are the same as those for the Company.

The Company has reported financial and descriptive information about each of the Company’s two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

The Company’s two reportable segments are defined as follows:

Building Materials Systems

Production and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts; foam insulation; roofing shingles; glass fiber mat and asphalt materials; vinyl siding and accessories; windows and doors; cast stone building products; and branded housewrap.

Composite Solutions

Production and sale of glass fiber used in a wide variety of composites material systems in the transportation, building construction, telecommunications and electronics markets.

Income (loss) from operations by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as cost of borrowed funds, general corporate expenses or income, and certain expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in income (loss) from operations for the Company’s reportable segments. Reference is made to the reconciliation of reportable segment income from operations to consolidated income (loss) before income tax expense below for additional information about such items.

OWENS CORNING AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3. SEGMENT DATA (continued)

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

NET SALES	2003	2002	2001
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$3,751	$3,688	$3,529
Europe	4	2	6
Canada and other	237	196	183

Total Building Materials Systems	3,992	3,886	3,718

Composite Solutions
United States	491	523	534
Europe	333	294	327
Canada and other	180	169	183

Total Composite Solutions	1,004	986	1,044

Total reportable segments	$4,996	$4,872	$4,762

External Customer Sales by Geographic Region
United States	$4,242	$4,211	$4,063
Europe	337	296	333
Canada and other	417	365	366

NET SALES	$4,996	$4,872	$4,762

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	2003	2002	2001
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$338	$274	$228
Europe	(1)	(1)	—
Canada and other	46	27	14

Total Building Materials Systems	383	300	242

Composite Solutions
United States	20	(16)	75
Europe	16	22	46
Canada and other	30	27	22

Total Composite Solutions	66	33	143

Total reportable segments	$449	$333	$385

Geographic Regions
United States	$358	$258	$303
Europe	15	21	46
Canada and other	76	54	36

Total reportable segments	$449	$333	$385

Reconciliation to Consolidated Income (Loss) Before Income Tax Expense (Benefit)
Restructuring (Note 12)	$2	$(61)	$(26)
Other charges (Note 12)	(36)	(105)	(114)
Chapter 11 related reorganization items (Note 1)	(85)	(96)	(87)
Provision for asbestos litigation claims (Note 19)	5	(2,351)	7
General corporate expense	(68)	(33)	(49)
Interest expense, net	(8)	(16)	(16)
Other	—	—	2

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$259	$(2,329)	$102

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

	December 31,
TOTAL ASSETS	2003	2002
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$1,526	$1,496
Europe	9	7
Canada and other	186	164

Total Building Materials Systems	1,721	1,667

Composite Solutions
United States	456	561
Europe	375	309
Canada and other	301	304

Total Composite Solutions	1,132	1,174

Total reportable segments	$2,853	$2,841

Reconciliation to Consolidated Total Assets
Cash and cash equivalents	1,005	875
LIFO inventory valuation adjustment	(95)	(88)
Restricted cash – asbestos and insurance related	166	165
Restricted cash, securities and other – Fibreboard	1,395	1,365
Deferred income taxes	1,310	1,356
Pension-related assets	338	179
Investments in affiliates	81	51
Corporate fixed assets and other assets	305	272

CONSOLIDATED TOTAL ASSETS	$7,358	$7,016

LONG-LIVED ASSETS BY GEOGRAPHIC REGION
United States	$1,406	$1,382
Europe	248	209
Canada and other	296	296

TOTAL LONG-LIVED ASSETS	$1,950	$1,887

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

PROVISION FOR DEPRECIATION	2003	2002	2001
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$93	$96	$96
Europe	—	—	—
Canada and other	10	9	10

Total Building Materials Systems	103	105	106

Composite Solutions
United States	23	22	22
Europe	24	18	20
Canada and other	24	23	19

Total Composite Solutions	71	63	61

Total reportable segments	174	168	167

Geographic Regions
United States	$116	$118	$118
Europe	24	18	20
Canada and other	34	32	29

Total reportable segments	$174	$168	$167

Reconciliation to Consolidated Provision for Depreciation
General Corporate Depreciation	32	37	30

CONSOLIDATED PROVISION FOR DEPRECIATION	$206	$205	$197

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

ADDITIONS TO PLANT AND EQUIPMENT	2003	2002	2001
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$122	$117	$142
Europe	—	—	—
Canada and other	10	15	7

Total Building Materials Systems	132	132	149

Composite Solutions
United States	26	14	52
Europe	30	69	26
Canada and other	7	4	12

Total Composite Solutions	63	87	90

Total Reportable Segments	$195	$219	$239

Geographic Regions
United States	$148	$131	$194
Europe	30	69	26
Canada and other	17	19	19

Total Reportable Segments	$195	$219	$239

Reconciliation to Consolidated Additions to Plant and Equipment
General Corporate Additions	13	29	31

CONSOLIDATED ADDITIONS TO PLANT AND EQUIPMENT	$208	$248	$270

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. ACCOUNTS RECEIVABLE

In 2003, 2002 and 2001, the Company sold certain accounts receivable of certain European operations. At December 31, 2003 and 2002, $16 million and $10 million, respectively, had been sold and reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold. Discounts on receivables sold of $1 million for each of the years ended December 31, 2003, 2002 and 2001, were recorded as other expenses on the Company’s Consolidated Statement of Income (Loss).

5. INVENTORIES

Inventories are summarized as follows:

	2003	2002
	(In millions of dollars)
Finished goods	$362	$385
Materials and supplies	123	149

FIFO inventory	485	534
Excess of FIFO over LIFO	(95)	(88)

Total inventories	$390	$446

Approximately $144 million and approximately $150 million of total inventories were valued using the LIFO method at December 31, 2003 and 2002, respectively.

During 2003, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 purchases, the effect of which decreased cost of goods sold by approximately $2 million and increased net income by approximately $1 million or $0.01 per share.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES

	2003	2002	2001
	(In millions of dollars)
Income (loss) before income tax expense (benefit):
U.S.	$145	$(2,422)	$24
Foreign	114	93	78

Total	$259	$(2,329)	$102

Income tax expense (benefit):
Current
U.S.	$126	$(143)	$25
State and local	41	(22)	(32)
Foreign	25	28	17

Total current	192	(137)	10

Deferred
U.S.	(30)	138	(3)
State and local	(21)	21	36
Foreign	4	9	14

Total deferred	(47)	168	47

TOTAL INCOME TAX EXPENSE	$145	$31	$57

The reconciliation between the U.S. federal statutory rate and the Company’s effective income tax rate is:

	2003	2002	2001
U.S. federal statutory rate	35%	(35)%	35%
State and local income taxes, net of federal tax benefit	5	(4)	4
Foreign tax rate differential	(4)	—	—
Change in valuation allowance	—	39	—
Adjustment to estimated liability for tax claims	15	1	9
Other, net	5	—	7

Effective tax rate	56%	1%	55%

As of December 31, 2003, the Company has not provided for withholding or U.S. federal income taxes on approximately $547 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $210 million of deferred income taxes would have been provided.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES (continued)

At December 31, 2003, the Company had net operating loss carryforwards for the United States, certain of its foreign subsidiaries, and certain of its state tax jurisdictions, the tax benefit of which is approximately $475 million. The following table details the expiration periods of the $475 million net operating loss carryforwards:

Period	Carryforwards
(in millions of dollars)
2004-2008	$68
2009-2013	53
2014-2018	10
2019-2023	319
Indefinite	25

Total deferred taxes	$475

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(In millions of dollars)
Asbestos litigation claims	$1,820	$—	$1,843	$—
Other employee benefits	168	—	167	—
Pension plans	257	17	243	51
Operating loss carryforwards	475	—	384	—
Depreciation	6	243	1	361
State and local taxes	83	63	—	57
Other	387	563	552	367

Subtotal	3,196	886	3,190	836
Valuation allowances	(1,000)	—	(998)	—

Total deferred taxes	$2,196	$886	$2,192	$836

The Company records valuation allowances related to the realization of certain tax assets. The balances as of December 31, 2003 and 2002 consisted of (1) $936 million in both years for tax assets related to charges for asbestos-related liabilities, (2) $57 million and $56 million, respectively, for tax assets related to certain state and foreign net operating loss carryforwards, and (3) $7 million and $6 million, respectively, of other allowances. In 2002, the Company increased its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (see Note 19 to the Consolidated Financial Statements). In connection with such charges, management evaluated the amount of deferred tax assets attributable to such charges and also assessed the likelihood of realization of such deferred tax assets in light of the Company’s financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that a valuation allowance was required for the full amount of such attributable deferred tax assets. As a result, no tax benefit was recorded in connection with the asbestos-related charges.

Management fully expects to realize its net deferred tax assets through income from future operations.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company completed its annual review for impairment as of April 1, 2003, which resulted in no change to the recorded goodwill.

The Company applied SFAS No. 142 beginning in the first quarter of 2002, which required the Company to cease amortizing goodwill and indefinite-lived intangibles. The Company has no recorded indefinite-lived intangibles. Upon adoption in 2002, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. Based on this analysis, the January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $491 million, resulting in a non-cash charge of $491 million ($441 million net of tax). This charge was determined during the second quarter of 2002 and, as required by SFAS No. 142, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

At the time of adoption, to maintain a consistent basis for measurement of performance, the Company reclassified previously reported segment information related to goodwill and total assets to correspond to the earnings measurements by which the businesses are evaluated. Accordingly, approximately $15 million of goodwill as of January 1, 2002, was reclassified to the Building Materials Systems segment from the Composite Solutions segment.

The changes in goodwill by segment during the years ended December 31, 2003 and 2002, were as follows:

	Balance at December 31, 2002	Additions/ Dispositions	Reallocation	Foreign Exchange and Other	Balance at December 31, 2003
	(In millions of dollars)
Composite Solutions	$18	$3	$(3)	$2	$20
Building Materials Systems	104	—	3	11	118

Total	$122	3	$—	$13	$138

	Balance at December 31, 2001	Effect of Adopting SFAS No. 142	Reallocation	Foreign Exchange and Other	Balance at December 31, 2002
	(In millions of dollars)
Composite Solutions	$33	$—	$(15)	$—	$18
Building Materials Systems	577	(491)	15	3	104

Total	$610	$(491)	$—	$3	$122

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND OTHER INTANGIBLES (continued)

SFAS No. 142 does not provide for restatement of our results of operations for periods ended prior to January 1, 2002. A reconciliation of the previously reported net income and earnings per share as if SFAS No. 142 had been adopted prior to January 1, 2001 is presented as follows:

	Year Ended December 31,
	2002	2001
	(In millions of dollars, except per share data)
Net income (loss):
Reported net income (loss)	$(2,809)	$39
Add back cumulative effect of change in accounting principle, net of tax	441	—
Add back goodwill amortization, net of tax	—	14

Adjusted net income (loss)	$(2,368)	$53

Basic earnings (loss) per share:
As reported	$(51.02)	$.72
Add back cumulative effect of change in accounting principle, net of tax	8.01	—
Add back goodwill amortization, net of tax	—	.25

Adjusted basic earnings (loss) per share	$(43.01)	$.97

Diluted earnings (loss) per share:
As reported	$(51.02)	$.66
Add back cumulative effect of change in accounting principle, net of tax	8.01	—
Add back goodwill amortization, net of tax	—	.23

Adjusted diluted earnings (loss) per share	$(43.01)	$.89

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND OTHER INTANGIBLES (continued)

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $5 million in 2003, $4 million in 2002, and $5 million in 2001. The Company estimates that amortization of other intangible assets will be approximately $3 million for each of the next five years. The components of other intangible assets are as follows:

	December 31, 2003
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization
		(In millions of dollars)
Contract-based	6	$6	$2
Technology-based	21	15	9
Marketing-related	6	14	11

		$35	$22

8. ACQUISITIONS AND DIVESTITURES OF BUSINESSES

Acquisition

In June 2002, the Company received Bankruptcy Court approval to consummate the restructuring of the Company’s Indian joint venture, Owens-Corning (India) Limited (“OCIL”), a producer of composite material. As part of the restructuring, the Company, through its wholly-owned subsidiary, IPM Inc., contributed approximately $3 million of cash into OCIL and the Company agreed to allow a guarantee claim in the amount of approximately $19 million in its Chapter 11 proceedings in respect of OCIL’s junior debt. In addition, OCIL’s senior debt maturities were extended, and its junior debt was converted to approximately $7 million of redeemable convertible debentures. Through these restructuring efforts the Company’s ownership interest in OCIL increased from approximately 50% to approximately 60%. The Company consolidated OCIL on July 1, 2002 when the restructuring was consummated by all of the parties to the restructuring and approved by the Indian Government, at which time the allowed claim of approximately $19 million was added to Liabilities Subject to Compromise. The Company accounted for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed, including approximately $57 million of senior debt (consisting of approximately $33 million of debentures due in 2009 at a variable interest rate and approximately $24 million of debentures due in 2009 at a fixed interest rate of 10%), approximately $7 million of redeemable convertible debentures due in 2010, and approximately $4 million of other debt, were recorded at their fair values and the Company began consolidating this subsidiary on July 1, 2002. The $19 million allowed claim was recorded at its estimated fair value of approximately $6 million as an additional investment in OCIL and the difference of approximately $13 million was recorded as reorganization expense in the Company’s consolidated statement of income (loss). Prior to July 1, 2002, the Company accounted for this joint venture under the equity method. The proforma effect of this acquisition on revenues and earnings was not material.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. ACQUISITIONS AND DIVESTITURES OF BUSINESSES (continued)

Divestitures

On May 22, 2003, the Company received Bankruptcy Court approval to sell the assets of its metal systems business. Net proceeds from the sale were $48 million, of which $40 million were received in the second quarter of 2003 and $5 million were received in the third quarter of 2003. The remaining $3 million are recorded as a long-term note receivable, which is due in 2006. A pretax loss of approximately $15 million was realized from the sale, excluding the impact of asset impairments taken in prior periods. The metal systems business had net sales of approximately $223 million and $214 million during 2002 and 2001, respectively, including intercompany sales to other Owens Corning businesses. The Company expects to make continued purchases from the divested business of approximately $65 million per year.

Also during May 2003, the Company received Bankruptcy Court approval to sell the assets of its mineral wool business. Net proceeds from the sale of $8 million were received in the second quarter of 2003. A pretax gain of approximately $1 million was realized from the sale, excluding the impact of asset impairments taken in prior periods.

In the fourth quarter of 2001, the Company sold its remaining 40% interest in Alcopor Owens Corning, an unconsolidated European building materials joint venture. The Company reduced its investment in the joint venture to net realizable value during the third quarter of 2001. See Note 12 to the Consolidated Financial Statements. Net proceeds on the divestiture were approximately $23 million, of which approximately $9 million remained in escrow at December 31, 2001 and were received in January 2002. As part of the divestiture, the Company was obligated to fund certain U.K pension obligations in the amount of approximately $14 million, during the fourth quarter of 2001.

During the first quarter of 2001, the Company completed the sale of the majority of its Engineered Pipe Business, a producer of glass-reinforced plastic pipe with operations mostly in Europe. Net proceeds from the sale were $22 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. INVESTMENTS IN AFFILIATES

At December 31, 2003 and 2002, the Company’s affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, include:

	Percent Ownership
	2003	2002
(a) Advanced Glassfiber Yarns, LLC (U. S.)	49%	49%
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Automotive Composite Solutions (International)	26%	26%
Fiberteq LLC (U. S.)	50%	50%
(b) Neptco LLC (U.S.)	50%	—
(c) Owens Corning Energy LLC (U. S.)	—	50%
Owens Corning South Africa (Pty) Ltd.	46%	46%
(d) Stamax B.V. (Netherlands)	—	50%
(d) Stamax NA LLC (U. S.)	—	50%
(e) Violet Reinforcement, S. de R.L. (Mexico)	50%	—
(f) Vitro-Fibras, S.A. (Mexico)	40%	40%

(a)

During 2002, the Company’s joint venture affiliate, Advanced Glassfiber Yarns, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Owens Corning’s investment in this affiliate was written off during 2002, the effect of which was approximately a $1 million loss recorded in the Consolidated Statement of Income (Loss). The net loss generated during 2002 by this affiliate was responsible for a majority of the 2002 net loss reflected below. In 2003, Advanced Glassfiber Yarns filed their plan of reorganization which shows that upon Advanced Glassfiber Yarns’ emergence from bankruptcy the Company will no longer have an equity investment in Advanced Glassfiber Yarns.

(b)

In 2003, the Company entered into a joint venture business known as Neptco LLC, by contributing approximately $8 million of assets of its glass-based telecommunications business. This venture is engaged in the development, manufacturing, marketing and sale of glass-based flexible reinforcement products and glass-based rigid strength element products for the telecommunications and data transmission industries.

(c)	In 2003, the Company relinquished its ownership in Owens Corning Energy LLC.

(d)	In 2003, the Company sold its equity interest in Stamax B.V. and closed its Stamax NA LLC joint venture affiliate.

(e)	In 2003, the Company entered into a joint venture business known as Violet Reinforcement, S. de R.L., for the manufacture of fiberglass reinforcement products.

(f)

In January 2004, the Company entered into an agreement to acquire the remaining 60% ownership in Vitro-Fibras, S.A. for approximately $72 million. The acquisition is subject to obtaining required Bankruptcy Court and regulatory approvals. In 2003, the Company developed significant influence in Vitro-Fibras, S.A., therefore at December 31, 2003, this investment is accounted for using the equity method. Prior to the fourth quarter of 2003, this investment was accounted for using the cost method because the Company determined that it did not have significant influence in this affiliate.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. INVESTMENTS IN AFFILIATES (continued)

The following table provides summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method:

	2003	2002	2001
	(In millions of dollars)
At December 31:
Current assets	$134	$111	$114
Noncurrent assets	154	309	528
Current liabilities	67	445	98
Noncurrent liabilities	32	65	457
For the year ended December 31:
Net sales	177	297	369
Gross margin	35	60	116
Net income (loss)	10	(213)	18

The Company’s equity in undistributed earnings of affiliates was $16 million at December 31, 2003.

10. LEASES

The Company leases certain equipment and facilities under operating leases, some of which include cost-escalation clauses, expiring on various dates through 2020. Total rental expense charged to operations was $100 million in 2003, $104 million in 2002, and $124 million in 2001. At December 31, 2003, the minimum future rental commitments under noncancellable leases with initial maturities greater than one year payable over the remaining lives of the leases are:

Period	Minimum Future Rental Commitments
(In millions of dollars)
2004	$69
2005	50
2006	35
2007	25
2008	18
2009 through 2020	55

$252

Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be accepted or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 4, 2004, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the Debtors may take action to obtain a court determination that the applicable facility is owned rather than leased.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. LEASES (continued)

During the second quarter of 2003, the Company took various actions with the collective effect of reducing its effective cost of occupying its World Headquarters facility, including (1) renegotiation of the lease structure of the facility, including extension of the lease term, reduction of the payments and modification of the end-of-term purchase option, resulting in a classification change from an operating lease to a capital lease, (2) purchase of certain bonds issued by the lessor (the “Bonds”) in connection with the initial financing of the facility, and (3) obtaining a legal right of offset, which allows the Company to apply interest and principal receipts due under the Bonds toward its lease liability. Classifying the lease as a capital lease resulted in (1) the recording of a lease liability of approximately $39 million, (2) the reduction of the previously recorded prepaid rent attributable to the original operating lease by approximately $45 million, and (3) the recording of building and equipment at a total value of approximately $84 million.

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

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2003 and 2002:

	2003	2002
	(In millions of dollars)
Accounts payable	$336	$309
Payroll and vacation pay	141	120
Payroll, property, and miscellaneous taxes	65	37
Other employee benefits liability (Note 17)	30	30
Restructure costs (Note 12)	—	33
Other	195	227

Total	$767	$756

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

2003 Charges

During 2003, the Company recorded $34 million in pretax charges, as the Company continued its strategic review of its businesses in connection with the Chapter 11 proceedings and development of a plan or plans of reorganization. The $34 million pretax charge was comprised of $36 million of pretax other charges and a $2 million pretax restructure credit. The Company recorded $(10) million in the fourth quarter, $1 million in the third quarter, $13 million in the second quarter, and $30 million in the first quarter.

The $36 million in other pretax charges were recorded as a $23 million charge to cost of sales and a $13 million pretax charge in the Consolidated Statement of Income (Loss) under the caption “Other”. The $23 million charge to cost of sales includes a $28 million charge for the additional write-down of two groups of assets in the Building Materials Systems segment to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions, offset by a credit of $5 million to reduce the reserve for certain facility closure costs to the current estimate. The $13 million pretax charge consisted of a $15 million loss on the sale of the Company’s metal systems assets, offset by a $1 million gain on the sale of the Company’s mineral wool assets and a $1 million credit for the revision of previous estimates of the costs associated with closures of non-strategic facilities.

The $2 million credit to restructure charges was recorded as a $2 million additional non-cash asset write-down of previously closed facilities and a $4 million credit as the result of the completion of previous restructure actions at a lower than estimated cost.

2002 Charges

As a result of its comprehensive strategic review and actions taken, the Company recorded approximately $166 million in pretax charges during 2002, comprised of a $61 million pretax restructure charge and $105 million of pretax other charges. The Company recorded $113 million in the fourth quarter of 2002, $44 million in the third quarter, $(3) million in the second quarter, and $12 million in the first quarter.

The $61 million restructure charge includes $17 million of severance costs associated with the elimination of 830 positions due to plant closures in the United States and United Kingdom and $18 million of severance costs associated with the elimination of 349 other positions, primarily impacting administrative personnel. As of December 31, 2003, all of these positions were eliminated or the reserve was adjusted to actual costs incurred, and approximately $34 million had been paid and charged against the reserve. The remaining $26 million restructure charge represents the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities.

The $105 million in other pretax charges was recorded as a $110 million charge to cost of sales and a credit of $5 million to other operating expenses. The $110 million charge to cost of sales includes: (1) charges of $66 million to write-down assets to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions, $28 million in the Composite Solutions segment, primarily as the result of a plant closure, and $38 million in the Building Materials Systems segment, primarily as the result of plans to sell certain facilities; (2) a $19 million charge for inventory made obsolete by changes in the Company’s manufacturing and marketing processes; (3) a charge of $6 million associated with realignment of the Company’s Newark, OH manufacturing facility; and (4) $19 million of other charges.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

2001 Charges

The Company spent a significant amount of time reviewing its cost structures in 2001 as a response to the impact of a weaker economy. This review led the Company to record approximately $140 million in pretax charges during 2001, comprised of a $26 million pretax restructure charge and $114 of pretax other charges. The $114 million of pretax other charges consisted of a $79 million pretax charge to cost of sales and a $35 million pretax charge to other operating expense. The Company recorded $46 million in the fourth quarter, $35 million in the third quarter, $17 million in the second quarter and $42 million in the first quarter.

The $26 million restructure charge represents $21 million of severance costs associated with the elimination of approximately 460 positions, primarily in the United States and United Kingdom. The primary groups impacted included manufacturing and administrative personnel. As of December 31, 2003, all of this reserve has been reduced by payments and charges. The remaining $5 million restructure charge represents a non-cash asset write-down to fair value and exit cost liabilities.

The $114 million of pretax other charges included: (1) $39 million of asset impairments mainly associated with the Building Materials Systems segment to write-down assets to net estimated fair value on a held in use basis in certain manufacturing facilities due to changes in the Company’s manufacturing and marketing strategies; (2) $29 million in costs associated with the Company’s plan to realign its Newark, OH manufacturing facility; (3) a charge of $6 million to write-down inventory to reflect updated estimates of the net realizable value due to changes in the Company’s manufacturing and marketing strategies; (4) a $2 million pretax loss from the sale of the Company’s investment in its Engineered Pipe joint ventures and subsidiaries; (5) a charge of $4 million to write-down the Company’s investment and related assets in Alcopor Owens Corning to net realizable value; and (6) various other charges totaling $34 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

Status of Liability for Restructuring Programs

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring actions since 2000, when the Company implemented the first phase of a strategic restructuring program, including cumulative spending and adjustments and the remaining balance as of December 31, 2003:

	Personnel Costs	Facility and Business Exit Costs	Total
	(In millions of dollars)
Charges to expense	$16	$4	$20
Payments	(4)	(1)	(5)

Balance at December 31, 2000	12	3	15

Charges to expense	21	—	21
Payments	(24)	(3)	(27)

Balance at December 31, 2001	9	—	9

Charges to expense	35	2	37
Payments	(16)	(1)	(17)

Balance at December 31, 2002	28	1	29

Revision of prior estimates, net	(4)	—	(4)
Payments	(24)	(1)	(25)

Balance at December 31, 2003	$—	$—	$—

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
	(In millions of dollars)
Beginning balance	$57	$57
Amounts accrued for current year	13	14
Adjustments of prior accrual estimates	(3)	2
Transfer of metals systems warranties	(4)	—
Settlements of warranty claims	(15)	(16)

Ending balance	$48	$57

14. SHORT-TERM DEBT

	2003	2002
	(In millions of dollars)
Short-Term Debt:
Balance outstanding at December 31	$44	$40
Weighted average interest rates on short-term debt outstanding at December 31	6.5%	7.3%

The Company had no unused short-term lines of credit at December 31, 2003 and 2002.

After the Filing, Owens Corning discontinued debt payments to its non-Debtor European subsidiary responsible for $32 million in short-term debt. As this subsidiary has no assets other than this intercompany receivable, it was unable to make required payments and is in default.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. LONG-TERM DEBT

	2003	2002
	(In millions of dollars)
Long-Term Debt:
Guaranteed debentures due in 2001, 10%	$42	$42
Term loan due 2009, 3 month LIBOR plus 1.5%	21	33
Term loan due 2009, 10%	16	24
Asian credit facility due in 2005, LIBOR plus 2.5%	18	22
Redeemable convertible debentures due 2010, 12.25%	7	7
Various capital leases due through and beyond 2008	15	—
Other long-term debt due through 2009, at rates from 7.24% to 11.45%	7	8

	126	136
Less - current portion	(53)	(65)

Total long-term debt	$73	$71

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. The interest rate applicable is a floating rate varying from 0.75% to 2.00%, based upon the average daily outstanding balance, plus LIBOR. The facility had a commitment fee on unused portions of 0.375% at December 31, 2003 and 2002. The amount available under the facility depends on a borrowing base of qualifying receivables and inventory of the Debtors, which did not reduce the amount available at December 31, 2003. While the Company had no outstanding borrowings from the facility at year-end 2003 or 2002, approximately $83 million and $62 million, respectively, of this facility was utilized at such times for standby letters of credit and similar uses. Consequently, $167 million was available under this facility at December 31, 2003. This facility has super priority in the bankruptcy proceeding. The Company intends to renew the DIP Financing when due, upon terms to be determined, subject to the Chapter 11 proceedings.

The Asian credit facility is payable in U.S. dollars and had a rate of interest at December 31, 2003 and 2002 of 4.0% and 2.58%, respectively. In 2003, the Company reached an agreement with the financial institution to restructure this facility. In exchange for an allowed guarantee claim against the Debtors of the full amount of the facility, the financial institution agreed to reduce the debt of the responsible subsidiary by approximately $4 million, and extend the term of the facility.

After the Filing, Owens Corning discontinued debt payments to its non-Debtor subsidiary responsible for the $42 million in guaranteed debentures due 2001. As this subsidiary has no assets other than this intercompany receivable, it was unable to make required payments and is in default. At December 31, 2003 and 2002, this instrument was classified as a current portion of long-term debt.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. LONG-TERM DEBT (continued)

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2003 and thereafter are:

Year	(In millions of dollars)
2004	$53	(a)
2005	25
2006	7
2007	11
2008	9
thereafter	21

(a)	Includes $42 million of debt in default.

Due to the Filing (see Note 1), pre-petition long-term debt of the Debtors has been reclassified to the caption Subject to Compromise on the Consolidated Balance Sheet. From the Petition Date through December 31, 2003, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $516 million, of which $138 million relates to 2003, $148 million relates to 2002, and $178 million relates to 2001. The components of debt Subject to Compromise as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(In millions of dollars)
Debt Subject to Compromise:
U.S. credit facility due in 2002, variable	$1,451	$1,451
Debentures due in 2018, 7.5%	400	400
Debentures due in 2005, 7.5%	300	300
Debentures due in 2009, 7.0%	250	250
Debentures due in 2008, 7.7%	250	250
Bonds due in 2000, 7.25%, payable in Deutsche marks	60	60
Debentures due in 2002, 8.875%	40	40
Claim from settlement of Asian credit facility	22	—
Claim from renegotiation of World Headquarters lease	21	—
Debentures due in 2012, 9.375%	7	7
Other long-term debt due through 2012, at rates from 6.25% to 13.80%	95	96

Total long-term debt subject to compromise	$2,896	$2,854

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following tables provide a reconciliation of the changes in the projected pension benefits obligation, the changes in the pension plan assets (both measured as of October 31, 2003 and 2002), the net pension liability, and the accrued benefits cost liability as of December 31, 2003 and 2002:

	Measurement date – October 31
Change in Projected Pension Benefits Obligation	2003			2002
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Benefits obligation at beginning of period	$922	$284	$1,206	$911	$246	$1,157
Service cost	16	2	18	13	1	14
Interest cost	59	17	76	61	14	75
Amendments	2	—	2	—	—	—
Actuarial (gain) loss	103	6	109	54	12	66
Currency (gain) loss	—	35	35	—	21	21
Acquisitions	—	—	—	—	1	1
Benefits paid	(118)	(13)	(131)	(117)	(11)	(128)

Benefits obligation at end of period	$984	$331	$1,315	$922	$284	$1,206

Benefits paid during 2003 and 2002 include payments resulting from the Company’s restructuring program and the sale of certain businesses (see Notes 8 and 12).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

Change in Pension Plan Assets	2003			2002
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Fair value of plan assets at beginning of period	$491	$220	$711	$649	$209	$858
Actual return on plan assets	79	19	98	(43)	(10)	(53)
Currency gain	—	30	30	—	15	15
Employer contributions	178	7	185	—	17	17
Acquisitions	—	—	—	—	1	1
Defined contribution adjustment	—	(2)	(2)	—	(1)	(1)
Benefits paid	(118)	(13)	(131)	(115)	(11)	(126)

Fair value of plan assets at end of period	$630	$261	$891	$491	$220	$711

Funded status	$(354)	$(70)	$(424)	$(431)	$(64)	$(495)
Unrecognized net transition asset	—	(4)	(4)	(3)	(4)	(7)
Unrecognized net actuarial loss	547	149	696	498	138	636
Unrecognized prior service cost	30	3	33	28	2	30

Net amount recognized	$223	$78	$301	$92	$72	$164

Amounts Recognized in the Consolidated Balance Sheet

Prepaid benefits cost (see below)	$—	$35	$35	$—	$56	$56
Accrued benefits liability	(354)	(70)	(424)	(429)	(71)	(500)
Intangible asset	30	—	30	28	—	28
Accumulated other comprehensive loss	330	73	403	283	54	337
Deferred tax asset	217	40	257	210	33	243

Net amount recognized (prepaid benefits cost)	$223	$78	$301	$92	$72	$164

Information for pension plans with an accumulated benefits obligation in excess of plan assets:

	2003			2002
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Projected benefits obligation	$983	$278	$1,261	$922	$242	$1,164
Accumulated benefits obligation	983	267	1,250	920	195	1,115
Fair value of assets	630	197	827	491	133	624

The decrease in the discount rate, offset in part by investment gains, caused a significant other comprehensive loss in 2003. The combination of declining asset values and decrease in discount rate caused a significant other comprehensive loss in 2002.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

Certain of the Company’s pension plans have an accumulated benefit obligation (“ABO”) in excess of the fair value of plan assets. The ABO and fair value of plan assets for such plans are $1.250 billion and $827 million, respectively, at October 31, 2003, and $1.115 billion and $624 million, respectively, at October 31, 2002. The ABO for all of the Company’s pension plans was $1.302 billion and $1.173 billion, respectively, at October 31, 2003 and 2002.

Certain of the Company’s pension plans are not funded. The portion of the total projected benefit obligation attributable to unfunded plans is approximately $8 million and $7 million at October 31, 2003 and 2002, respectively.

Weighted-average assumptions used to determine benefits obligations as of October 31	2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.25%	5.75%	6.75%	5.75%
Rate of compensation increase	6.00%	4.00%	6.00%	4.00%

The following table presents the components of net periodic pension cost for aggregated U.S. and Non-U.S. Plans during 2003, 2002 and 2001:

Components of Net Periodic Pension Cost	2003	2002	2001
	(In millions of dollars)
Service cost	$17	$14	$15
Interest cost	76	75	70
Expected return on plan assets	(64)	(80)	(73)
Amortization of transition amount	(4)	(4)	(5)
Amortization of loss	33	23	1
Curtailment/settlement loss	1	2	7

Net periodic benefit cost	$59	$30	$15

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31	2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.75%	5.75%	7.00%	6.00%
Expected return on plan assets	8.00%	6.50%	9.00%	8.50%
Rate of compensation increase	6.00%	4.00%	5.50%	4.00%

The expected rate of return on assets assumption for the U.S. Plan is based on gross expected rates of return less anticipated expenses. The gross expected rates of return are the sum of expected real rates of return plus anticipated inflation. Real rates of return were derived for each asset class based on historical rates of returns. To assess volatility and determine the total gross expected rates of return, a distribution of portfolio returns is developed taking into account the variance and correlation of the asset classes. The total gross expected rate of return is selected near the mean of the distribution of portfolio returns.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

Plan Assets

The U.S. asset allocations at October 31, 2003 and 2002 by asset category are as follows:

Asset category	Percentage of Plan Assets October 31, 2003	Percentage of Plan Assets October 31, 2002
Equity	61%	69%
Fixed income and cash equivalents	39%	31%
Total	100%	100%

Prior to 2004, the Plan’s target allocation was 73% in equity securities and 27% in fixed income securities (with a 10% allowance for variance). The current investment policy is to have existing assets (excluding contributions made from 2003 to 2007) invested 50% in equity securities and 50% in a bond portfolio whose duration matches expected benefit payments after 2007 (with a 7.5% allowance for variance). Contributions that will be used to satisfy anticipated benefit payment obligations through 2007 will be invested in an index fund which replicates the return of the Lehman Aggregate Bond Index Fund. The policy will be implemented by early 2004.

Contributions

Owens Corning expects to contribute $200 to $300 million in cash to the U.S. pension plan during 2004 (subject to possible legislative changes and approval of the Bankruptcy Court).

Defined Contribution Plans

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions reflect a matching of a percentage of employee savings up to a maximum savings level and certain profit-sharing awards. The Company recognized expense of $20 million in 2003, $34 million in 2002, and $31 million in 2001 for contributions to these plans.

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. are nonfunded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.

Employees become eligible to participate in the U.S. health care plans upon retirement if they have accumulated 10 years of service after age 50 or, depending on the category of employee, after age 45. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

In accordance with Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following tables provide a reconciliation of the changes in the accumulated postretirement benefits obligation, measured as of October 31, 2003 and 2002, and the accrued benefits cost liability at December 31, 2003 and 2002:

	Measurement date - October 31
Change in Accumulated Postretirement Benefits Obligation	2003			2002
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Benefits obligation at beginning of period	$488	$15	$503	$463	$14	$477
Service cost	14	—	14	14	—	14
Interest cost	32	1	33	32	1	33
Amendments	(34)	—	(34)	—	—	—
Actuarial (gain) loss	(23)	—	(23)	5	—	5
Currency (gain) loss	—	3	3	—	1	1
Employee contributions	5	—	5	5	—	5
Benefits paid	(31)	(1)	(32)	(31)	(1)	(32)

Benefits obligation at end of period	$451	$18	$469	$488	$15	$503

Funded status	$(451)	$(18)	$(469)	$(488)	$(15)	$(503)
Unrecognized net actuarial loss	100	3	103	133	2	135
Unrecognized prior service costs	(33)	—	(33)	—	—	—
Benefit payments net of additional accruals subsequent to October 31, 2003 and 2002 measurement dates	4	—	4	5	—	5

Accrued benefit cost (includes current liabilities of $26 million in both 2003 and 2002)	$(380)	$(15)	$(395)	$(350)	$(13)	$(363)

	2003		2002
Weighted-average assumptions used to determine benefits obligations as of October 31	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.25%	6.25%	6.75%	6.50%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following table presents the components of net periodic benefits cost for aggregated U.S. and Non-U.S. Plans during 2003, 2002 and 2001:

Components of net periodic benefits cost

	2003	2002	2001
Service cost	$14	$14	$8
Interest cost	33	33	28
Amortization of loss	10	11	—
Amortization of prior service cost	(1)	—	—

Net periodic benefits cost	$56	$58	$36

Weighted-average assumptions used to determine net periodic benefits cost for the years ended December 31

	2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.75%	6.50%	7.00%	7.00%

Health Care Cost Trend Rates

	2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.
Initial rate at end of year	9% - 11%	8.9%	7% -13%	10%
Ultimate rate	5.0%	4.5%	5% - 6%	4.5%
Year in which ultimate rate is reached	2008	2008	2006	2007

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one-percentage point change in the assumed health care cost trend rate would have the following effects as of October 31, 2003 and 2002:

	2003		2002
	1-Percentage point		1-Percentage point
	Increase	Decrease	Increase	Decrease
Effect on total service cost and interest cost components	$6	$(5)	$6	$(6)

Effect on accumulated postretirement benefits obligation	46	(38)	50	(43)

Contributions

Owens Corning expects to contribute $32 million to fund benefits payments for our U.S. postretirement benefit plan in 2004.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”). The MPD Act expanded Medicare to include, for the first time, coverage for prescription drugs. Owens Corning sponsors retiree medical programs and the Company expects that this legislation will eventually reduce the Company’s costs for some of these programs. At this point, the Company’s investigation into its response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured.

Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. As such, measures of the accumulated postretirement benefits obligation and net periodic postretirement benefits cost included in these financial statements do not reflect the effects of the MPD Act. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liabilities at October 31, 2003 and 2002, as reflected on the balance sheet at December 31, 2003 and 2002, were $35 million in both years, including current liabilities of $4 million in both years. The net postemployment benefits expense was approximately $6 million in 2003, $8 million in 2002, and $4 million in 2001.

18. CONVERTIBLE MONTHLY INCOME PREFERRED SECURITIES

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

Non-NSP Claims

As of the Petition Date, approximately 29,000 asbestos personal injury claims were pending against Owens Corning outside the NSP. This compares to approximately 25,000 such claims pending on December 31, 1999. The information needed for a critical evaluation of pending claims, including the nature and severity of disease and definitive identifying information concerning claimants, typically becomes available only through the discovery process or as a result of settlement negotiations, neither of which have occurred since the Filing. As a result, Owens Corning has limited information about many of such claims.

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

	1999	2000 (through October 4, 2000)
	(In millions of dollars)
Pre-NSP Settlements	$170	$51
NSP Settlements	570	538
Non-NSP Settlements	30	42
Defense, Claims Processing and Administrative Expenses	90	54

	$860	$685

All amounts discussed above are before tax and application of insurance recoveries.

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At December 31, 2003, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

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

As of December 31, 2003, a reserve of approximately $3.6 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Reserve for asbestos litigation claims”.

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

•

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

•

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

Additional uncertainties raised by the Chapter 11 Cases include the following:

•	The impact, if any, the Administrative Consolidation will have on the timing, outcome or other aspects of the Chapter 11 Cases.

•

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

•

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

None of the creditor constituencies has yet made available to Owens Corning a report of any such analysis of liability for pre-petition or future asbestos claims. However, based upon its discussions and negotiations with representatives of the creditor constituencies, Owens Corning believes that some of these creditor analyses associated with the resolution of Owens Corning’s and Fibreboard’s asbestos-related liabilities in the context of the Chapter 11 proceedings will be well in excess of Owens Corning’s and Fibreboard’s current asbestos-related reserves. For example, the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have taken the position that the aggregate amount of pre-petition and future asbestos claims for Owens Corning and Fibreboard, on a combined net present value basis, is in excess of $16 billion. In addition, in October 2002, Owens Corning and Fibreboard completed their own analyses of liability for purposes of facilitating plan discussions, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicate net present

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately $5.874 billion, if NSP settlement values are assumed, and $8.547 billion, if 5-year historical settlement values for Owens Corning and Fibreboard, respectively, are used. Based upon these analyses and the information derived from Owens Corning’s discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning decided, in connection with its financial statements for the third quarter of 2002, to increase its and Fibreboard’s aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning’s and Fibreboard’s analyses. Consequently, Owens Corning increased its reserves for the period ended September 30, 2002, through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion. In addition, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 20 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

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

At December 31, 2003, the approximate balances of the components of Owens Corning’s asbestos-related reserve were:

Balance
(In billions of dollars)
Unpaid Final Settlements (NSP and other)	$0.6
Other Pending and Future Claims	3.0

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

In connection with this asbestos reserve, Owens Corning notes that:

•

The “Unpaid Final Settlements” component represented the remaining estimated cost for all asbestos personal injury claims pending against Owens Corning which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.

•

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

As of December 31, 2003, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.268 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 20 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At December 31, 2003, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 20 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, this reserve was increased in the third quarter of 2002 through a charge to income of $975 million. As of December 31, 2003, a reserve of approximately $2.3 billion in respect of these asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”.

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

At December 31, 2003, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

Balance
(In billions of dollars)
Unpaid Final Settlements (NSP and other)	$0.4
Other Pending and Future Claims	1.9

In connection with this asbestos reserve, Owens Corning notes that:

•

The “Unpaid Final Settlements” component represented the remaining estimated cost for all asbestos personal injury claims pending against Fibreboard which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.

•

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Insurance

During each of 2003 and 2002, Owens Corning received an additional $5 million payment in respect of a previous settlement with a bankrupt insurance carrier concerning coverage for asbestos-related personal injury claims. These amounts were recorded as pre-tax income in the respective period of receipt.

As of December 31, 2003, Owens Corning’s consolidated financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. Owens Corning believes that the claim is without merit.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

On or about January 27, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Robert Greenburg, et al. v. Glen Hiner, et al. in the United States District Court for the Northern District of Ohio, Western Division. Subsequent to January 27, 2003, three substantially similar actions, with named plaintiffs Nicholas Radosevich, Howard E. Leppla, and William Benanchietti, respectively, were filed against the same defendants in the same court. On July 30, 2003, the court consolidated the four cases under the caption Robert Greenburg, et al. v. Glen Hiner, et al., and appointed lead plaintiffs JKF Investment Co., Icarus Trading, Inc. and HGK Asset Management. An amended complaint was filed by the plaintiffs on or about September 8, 2003. Owens Corning is not named in the lawsuit. The suit purports to be a class action for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of a class comprised of persons who purchased stock of Owens Corning during the period from September 20, 1999, through October 4, 2000. The complaint seeks an unspecified amount of damages and/or, where appropriate, rescission. Owens Corning believes that the claim is without merit.

On or about September 2, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. Owens Corning is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under the Pre-Petition Credit Facility, alleges causes of action (1) against all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the Pre-Petition Credit Facility. The complaint seeks an unspecified amount of damages. On October 6, 2003, the Company filed in the USBC a Complaint for Temporary Restraining Order, Preliminary Injunction and Enforcement of the Automatic Stay, requesting a preliminary injunction against further prosecution of the suit until after confirmation of a plan of reorganization for the Company. On January 23, 2004, the USBC issued an order staying the New York action until June 21, 2004. Owens Corning believes that the claim is without merit.

Owens Corning holds an indirect ownership interest in ServiceLane.com, Inc. (“ServiceLane”), which is in Chapter 7 bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 01-36044-HCA-7 (Abrahamson, B.J.). Two former employees of ServiceLane (the “SL Plaintiffs”) have filed proofs of claim (Claims No. 8651 and 8622) against Owens Corning in the Chapter 11 Cases, alleging fraud and misrepresentation. Additionally, on July 24, 2003, the SL Plaintiffs, along with ServiceLane’s Chapter 7 trustee, brought suit against two Owens Corning officers, who also were directors of ServiceLane, in the United States District Court for the Northern District of Ohio, Western Division, under the caption ServiceLane.com, Inc., et al. v. Stein, et al. In the complaint, ServiceLane alleges a breach of fiduciary duty against both officers and the SL Plaintiffs allege fraud against one officer. Owens Corning is not named in the lawsuit. On September 10, 2003, Owens Corning filed in the USBC an objection to the proofs of claim filed by the SL Plaintiffs as well as a counterclaim seeking declaratory relief in the form of a declaration that neither Owens Corning nor the two officers harmed the SL Plaintiffs. On October 1, 2003, the two officers filed a similar adversary proceeding in the USBC. In October 2003, the SL Plaintiffs filed a motion to dismiss Owens Corning’s counterclaim and, in November 2003, the SL Plaintiffs filed a motion to dismiss the adversary proceeding by the two officers. Hearings on both motions to dismiss were held on January 23, 2003. The USBC denied the motion to dismiss Owens Corning’s counterclaim and deferred action on the other motion to dismiss. Subsequently, the SL Plaintiffs and the two officers agreed to a dismissal of the Ohio action and a refiling in the USBC. Owens Corning believes that the claims of the SL Plaintiffs and the claims of ServiceLane’s Chapter 7 trustee are without merit.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The named officer and director defendants in each of the above proceedings have each filed contingent indemnification claims with respect to such litigation against Owens Corning pursuant to the General Bar Date process described below.

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 25,000 proofs of claim (including the claims described below under the headings “PBGC Claim” and “Tax Claim”), totaling approximately $16.3 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. For further information concerning these claims, please see Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”.

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

The adversary actions were commenced against various other defendants seeking, among other things, (a) avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility (the “Pre-Petition Credit Facility Action”); (b) the return of up to approximately $515 million paid by the Company to shareholders of Fibreboard in connection with the Company’s purchase of Fibreboard in 1997 (the “FBD Shareholder Action”); (c) the return of up to approximately $61.8 million paid by the Company to shareholders in dividends in the period 1996 through 2000 (the “Dividend Action”); and (d) the return of approximately $133 million paid by the Company to Bank of America Corp. in connection with Owens Corning’s purchase of Fibreboard in 1997. Both the FBD Shareholder Action and the Dividend Action are defendant class actions. Certain present or former officers or directors of the Company may be members of either or both defendant classes. Certain holders of Owens Corning debt securities have filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. It is expected that such matter will be determined by the Bankruptcy Court in conjunction with the Pre-Petition Credit Facility Action.

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire. The Official Creditors’ Committee was named as a defendant in such lawsuits, solely with respect to the declaratory relief sought.

By motions filed on or about October 16, 2002, and December 17, 2003, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to orders of the Bankruptcy Court and local court rules, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action, has been stayed until the Bankruptcy Court holds a hearing on the December 17, 2003 motion, subject to the right of any defendant to move to modify/terminate the stay. The Pre-Petition Credit Facility Action, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

L’ARDOISE, FRANCE MANUFACTURING FACILITY

In the fourth quarter of 2003, the Company experienced a flood at its L’Ardoise, France manufacturing facility. This facility is insured for property damage and business interruption losses relating to such events, subject to a $5 million deductible, which was paid and expensed in 2003. The Company estimates it will incur $70 to $90 million in 2004 related to property damage and business interruption losses associated with the L’Ardoise flood, which the Company believes will be substantially covered by insurance. However, should the expected recoveries not be received they could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

20. FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 19 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of December 31, 2003, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At December 31, 2003, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other –Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. FIBREBOARD SETTLEMENT TRUST (continued)

asbestos-related liabilities (see Note 19, Item B, to the Consolidated Financial Statements). As of December 31, 2003, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities—Fibreboard”. At December 31, 2003, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $2.309 billion.

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

Results for the Years Ended December 31, 2003 and 2002

During 2003 and 2002, Trust Assets generated interest/dividend earnings of approximately $58 million and $54 million, respectively. The $58 million generated in 2003 was recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss). Of the $54 million generated in 2002, $40 million was generated in the nine months ended September 30, 2002 and was recorded as an increase in the carrying amount of the assets on Owens Corning’s Consolidated Balance Sheet and in other income on the Consolidated Statement of Income (Loss), and the remaining $14 million was generated in the fourth quarter of 2002 and was recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss). The income generated in the nine months ended September 30, 2002 was offset by equal charges to other expense in the relevant period, which represented an increase in the residual liability to charity.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. FIBREBOARD SETTLEMENT TRUST (continued)

During 2003 and 2002, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $19 million and an unrealized gain of $20 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. The $19 million loss generated during 2003 was recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). Of the $20 million generated during 2002, a gain of $21 million was generated during the nine months ended September 30, 2002 and was reflected in the Consolidated Balance Sheet as a change to the carrying amount of the asset and to other comprehensive income, and a loss of $1 million was generated during the fourth quarter of 2002 and was recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). The gain generated in the nine months ended September 30, 2002 was also reflected as a change to the liability to charity, with a corresponding effect to other comprehensive income.

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during 2003 or 2002. However, approximately $0.2 million and $2 million, respectively, was paid during 2003 and 2002 for taxes related to earnings of the Trust. These payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities in 2003 and 2002 resulted in realized losses of approximately $7 million and $4 million, respectively. Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

At December 31, 2003, the fair value of Trust Assets and Administrative Deposits was $1.395 billion, which was comprised of Trust Assets of $1.268 billion of marketable securities and Administrative Deposits of $127 million.

The table below summarizes Trust and Administrative Deposits activity for the twelve months ended December 31, 2003:

	Balance 12/31/02	Interest and Dividends	Unrealized Loss	Realized Loss	Other	Balance 12/31/03
	(In millions of dollars)
Assets
Trust Assets:
Marketable securities – trading	$1,238	$58	$(19)	$(7)	$(2)	$1,268
Administrative Deposits	127	—	—	—	—	127

Total assets	$1,365	$58	$(19)	$(7)	$(2)	$1,395

Liabilities
Accounts payable	$18	$—	$—	$—	$1	$19
Asbestos litigation claims	2,310	—	—	—	(1)	2,309

Total Trust liabilities	2,328	—	—	—	—	2,328
Liabilities in excess of assets	(963)	58	(19)	(7)	(2)	(933)

Total Trust liabilities net of liabilities in excess of assets	$1,365	$58	$(19)	$(7)	$(2)	$1,395

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the twelve months ended December 31, 2002:

	Balance 12/31/01	Interest and Dividends	Unrealized Gain/(Loss)	Realized Loss	Provision	Other	Payments	Balance 12/31/02
	(In millions of dollars)
Assets
Trust Assets:
Cash	$(18)	$—	$—	$—	$—	$18	$—	$—
Marketable securities - trading	1,169	54	20	(4)	—	1	(2)	1,238

Total Trust assets	1,151	54	20	(4)	—	19	(2)	1,238

Administrative Deposits	133	—	—	—	—	(6)	—	127

Total assets	$1,284	$54	$20	$(4)	$—	$13	$(2)	$1,365

Liabilities
Accounts payable	$—	$—	$—	$—	$—	$18	$—	$18
Asbestos litigation claims	1,213	—	—	—	1,103	(6)	—	2,310
Residual Obligation to charity	71	40	21	(2)	(128)	—	(2)	—

Total Trust liabilities	1,284	40	21	(2)	975	12	(2)	2,328
Liabilities in excess of assets	—	14	(1)	(2)	(975)	1	—	(963)

Total Trust liabilities net of liabilities in excess of assets	$1,284	$54	$20	$(4)	$—	$13	$(2)	$1,365

21. STOCK COMPENSATION PLANS

During 2003, the Company had two stock-based compensation plans applicable to employees. The Company’s stockholder approved Stock Performance Incentive Plan (“SPIP”) authorized grants of stock options, restricted stock, performance restricted stock and phantom performance units. Effective May 2002, the SPIP expired as to new grants, but outstanding awards continue according to their terms. The Owens Corning 1995 Stock Plan (“95 Stock Plan”) authorizes grants of options, restricted stock and performance stock awards (collectively, the 95 Stock Plan and the SPIP are referred to as the “Employee Plans”). The 95 Stock Plan permits up to 1% of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, for the 95 Stock Plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year’s allocation (determined by using 25% of the current year’s allocation). These shares are also subject to the 25% limit for restricted stock awards. At December 31, 2003, the maximum number of shares available under the 95 Stock Plan for stock awards was 1,086,084 shares. The following are descriptions of the awards granted under the Employee Plans:

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

Stock Options

The exercise price of each option awarded under the Employee Plans equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the Compensation Committee of the Board of Directors. No stock options were awarded in 2003, 2002 or 2001.

Restricted Stock Awards

Compensation expense for restricted stock awards is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions lapse, subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2006. At December 31, 2003, the Company had 51,970 shares of restricted stock outstanding. There were no restricted stock grants in 2003, 2002 or 2001.

Performance Restricted Stock Awards

Performance restricted stock awards represent the opportunity to earn up to a specified number of shares of the Company’s common stock, if the Company achieves specified performance goals during the designated performance period. Any portion of the award not earned during the performance period is forfeited by the holder at the end of such period. Compensation expense is measured based on market price of the Company’s common stock and is recognized over the performance period, which is generally three years. At December 31, 2003, the Company had no performance restricted stock awards outstanding and none were granted during 2003, 2002 or 2001.

Phantom Performance Units

Phantom performance units provide the holder the opportunity to earn a cash award equal to the fair market value of the Company’s common stock upon the attainment of certain performance goals. Any portion of the award not earned during the performance period is forfeited by the holder at the end of such period. Compensation expense is measured based on the market price of the Company’s common stock and is recognized over the performance period, which is generally three years. At December 31, 2003, the Company had no performance units outstanding and none were granted during 2003, 2002 or 2001.

Performance Stock Awards

Performance stock awards provide the holder the opportunity to earn unrestricted stock based upon achievement of specified goals within a designated performance period. Compensation cost for these awards is accrued over the performance period based upon a base compensation level and the performance level achieved. Stock awards are issued in the year subsequent to the performance period. No performance stock awards were issued in 2003, 2002 or 2001.

The Company also has a plan to award stock and stock options to non-employee directors. The receipt of the stock awards may be deferred at the discretion of the directors. Approximately 390,157 shares were available under this plan at December 31, 2003. As of December 31, 2003, 24,260 deferred awards were outstanding. No options were issued in 2003, 2002 or 2001. In 2003 and 2002, no stock awards were granted, in 2001, 4,500 stock awards were granted and issued. The weighted-average grant-date fair value for shares granted in 2001 was $2.24. By action of the Board of Directors, additional option grants and annual stock grants were suspended effective April 1, 2002, pending further action by the Board.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

The Company applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of FAS No. 123” (“SFAS 148”), for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123 and SFAS 148. All stock options issued by the Company are exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost has been recognized for any of the options granted under the Employee Plans or the plan for non-employee directors. The compensation cost that has been recorded for awards other than options was less than $1 million in 2003, $2 million in 2002, and $1 million in 2001.

A summary of the status of the Company’s plans that issue options as of December 31, 2003, 2002, and 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Beginning of year	6,489,874	$33.39	7,206,400	$33.27	8,130,529	$32.98
Options granted	—	$—	—	$—	—	$—
Options exercised	—	$—	—	$—	—	$—
Options canceled	(1,591,922)	$36.31	(716,526)	$32.20	(924,129)	$30.92

End of year	4,897,952	$32.44	6,489,874	$33.39	7,206,400	$33.27

Exercisable	4,710,655	$32.35	5,419,864	$35.79	5,145,431	$36.46
Weighted-average fair-value of options granted during the year		$—		$—		$—

The following table summarizes information about options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/03	Weighted-Average		Number Exercisable at 12/31/03	Weighted- Average Exercise Price
Range of Exercise Prices		Remaining Contractual Life	Exercise Price
$ 14.188 - $ 14.750	2,700	6.18	$14.333	2,700	$14.333
$ 15.375 - $ 15.375	1,046,457	5.74	$15.375	1,045,991	$15.375
$ 28.438 - $ 32.125	803,395	2.26	$29.876	803,395	$29.876
$ 34.813 - $ 34.813	1,057,522	4.46	$34.813	870,691	$34.813
$ 34.875 - $ 45.500	1,987,878	2.68	$41.225	1,987,878	$41.225

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

Had compensation cost for the Employee Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
	(In millions of dollars, except share data)
Net income (loss), as reported	$115	$(2,809)	$39
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(4)	(6)

Pro forma net income	$113	$(2,813)	$33

Basic net income (loss) per share
As reported	$2.08	$(51.02)	$0.72
Pro forma	2.05	(51.09)	0.60
Diluted net income (loss) per share
As reported	$1.92	$(51.02)	$0.66
Pro forma	1.89	(51.09)	0.55

The following table presents the net income (loss) before and after cumulative effect of change in accounting principle used in the basic and diluted earnings per share and reconciles weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	2003	2002	2001
	(In millions of dollars, except share data in thousands)
Net income (loss) before cumulative effect of change in accounting principle used for basic and diluted earnings per share	$115	$(2,368)	$39

Net income (loss) used for basic and diluted earnings per share	$115	$(2,809)	$39

Weighted-average number of shares outstanding used for basic earnings per share	55,196	55,054	55,056
Non-vested restricted shares	88	—	299
Deferred awards	24	—	24
Shares from assumed conversion of preferred securities (see Note 18)	4,566	—	4,566

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	59,874	55,054	59,945

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

The Company’s net income (loss) before and after cumulative effect of change in accounting principle per common share for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE
Basic net income (loss) per share	$2.08	$(43.01)	$0.72

Diluted net income (loss) per share	$1.92	$(43.01)	$0.66

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$2.08	$(51.02)	$0.72

Diluted net income (loss) per share	$1.92	$(51.02)	$0.66

For the year ended 2002, the number of shares used in the calculation of diluted earnings per share did not include 164 thousand common equivalent shares of non-vested restricted stock, 25 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

22. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company performs an analysis for ineffectiveness of its financial instruments for each contract period based on the terms of the contract and the underlying item being hedged. If at any time the derivative ceases to be highly effective, any change in fair value of the derivative will be recorded as other income (loss) in the Consolidated Statement of Income (Loss).

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Company typically enters into financial instruments with terms of less than one year. As of December 31, 2003, $2 million of losses on financial instruments included in accumulated other comprehensive loss in the Consolidated Balance Sheet will be recognized as charges against earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months and will necessitate recognizing the derivative losses as charges against earnings include actual foreign currency denominated sales or purchases and actual purchases of natural gas.

The Company enters into various types of derivative financial instruments to manage its foreign currency exchange risk and interest rate risk, as indicated in the following table:

	Notional Amount December 31, 2003	Notional Amount December 31, 2002
	(In millions of dollars)
Forward currency exchange contracts	$58	$59
Interest rate swaps	6	41
Commodity future contracts	800,000 MMBTU per month for ten months	350,000 MMBTU per month for two months, 250,000 MMBTU for one month

Foreign Currency Exchange Risk and Interest Rate Risk Management

The Company enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. At December 31, 2003, the Company had entered into 4 contracts that exchanged approximately 24 million U.S. dollars to euros, approximately 7 million U.S. dollars to Norwegian krone, and approximately 1 million British pounds sterling to euros. As of December 31, 2002, the Company had 5 contracts outstanding that exchanged approximately 8 million British pounds sterling to euros, approximately 50 million Norwegian krone to U.S. dollars and approximately 1 million U.S. dollars to euros. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gains or losses from currency value fluctuations. The Company accounts for the contracts as fair value hedges and changes in the fair value are recorded as other income (loss) in the Consolidated Statement of Income (Loss), the effect of which was not material during any period. The fair value of these derivatives, which is recorded as an other current asset in the Consolidated Balance Sheet was not material in any period presented.

The Company also enters into forward currency exchange contracts to manage its exposure against foreign currency fluctuations on certain future sales and purchases. As of December 31, 2003, the Company had entered into a series of monthly contracts, for the period of January through October, that exchange approximately 15 million U.S. dollars into Indian rupees. As of December 31, 2002, the Company had outstanding a series of 12 monthly contracts that exchanged approximately 12 million U.S. dollars to Canadian dollars, an additional 12 monthly contracts that exchanged approximately 12 million euros into U.S. dollars, and a contract that exchanged approximately 4 million U.S. dollars to British pounds sterling. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gains or losses from currency value fluctuations. The Company accounts for the contracts as cash flow hedges and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of ineffectiveness, which is recorded as other income (loss) in the Consolidated Statement of Income (Loss). As of December 31, 2003 and 2002, accumulated

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

other comprehensive income (loss) related to these contracts was a gain of less than $1 million and a loss of less than $1 million, respectively, and the ineffectiveness recorded as other income (loss) was not material. The fair value of these derivatives, which is recorded in other current asset in the Consolidated Balance Sheet, was not material in any period presented.

Beginning in 2001, the Company entered into a series of contracts exchanging approximately 83 million Chinese renminbi against approximately 10 million U.S. dollars, to reduce its exposure to certain U.S. dollar denominated debt instruments in China. Such contracts remained in effect at December 31, 2003. These contracts effectively extended the hedge of U.S. dollar denominated debt entered into in 2001. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gains or losses from currency value fluctuations. The Company accounts for the contracts as fair value hedges and changes in the fair value are recorded as other income in the Consolidated Statement of Income (Loss), the effect of which was not material during any period. The fair value of these derivatives, which is recorded as an other current asset in the Consolidated Balance Sheet, was not material in any period.

During 2003, 2002 and 2001, the Company invested excess cash in South America in Brazilian certificates of deposit, treasury bonds and debentures. At the same time these investments were made, an equivalent amount of Brazilian real was swapped into U.S. dollars at a U.S. dollar interest rate with matching investment amounts and maturity dates. The purpose of these swap contracts is to reduce the impact of changes in the Brazilian real and U.S. dollar exchange rates. As of December 31, 2003, the Company had 6 cross-currency interest rate swap contracts outstanding with a notional amount of approximately 6 million U.S. dollars. At December 31, 2002, there were 49 such cross-currency interest rate swap contracts outstanding at a notional amount of approximately 41 million U.S. dollars. These contracts are considered highly effective hedges, as the gains or losses on the contracts substantially offset the gain or loss from currency value fluctuations. The Company accounts for the contracts and the underlying investments as held to maturity marketable securities. Changes in the fair market value that might occur during the term of the investment are not recognized because neither the contract nor the underlying investment are traded by the Company.

Commodity Risk Management

During 2003 and 2002, the Company entered into monthly swap agreements for natural gas to hedge its exposure to fluctuating natural gas prices. As of December 31, 2003, the Company had 10 monthly swap contracts outstanding, each for 800,000 MMBTU’s of natural gas, the last of which matures in October 2004. These contracts are accounted for as cash flow hedges and changes in the fair market value are recorded in other comprehensive income (loss), except to the extent of ineffectiveness, which is recorded as other income (loss) in the Consolidated Statement of Income (Loss). At December 31, 2003, the accumulated other comprehensive income (loss) related to the contracts was a loss of approximately $2 million. The ineffectiveness recorded as other income (loss) in the Consolidated Statement of Income (Loss) was not material. The fair value of these derivatives, which is recorded as an other current liability in the Consolidated Balance Sheet, was a liability of approximately $2 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

During the fourth quarter of 2002, the Company entered into 3 swap agreements for 950,000 MMBTU’s of natural gas to hedge its exposure to fluctuating natural gas prices. These contracts expired during the first quarter of 2003. These contracts were accounted for as cash flow hedges and changes in the fair market value were recorded in other comprehensive income (loss), except to the extent of ineffectiveness, which is recorded as other income (loss) in the Consolidated Statement of Income (Loss). At December 31, 2002, the accumulated other comprehensive income related to the contracts was approximately $1 million and the ineffectiveness recorded as other income (loss) in the Consolidated Statement of Income (Loss) was not material. The fair value of these derivatives, which is recorded as an other current asset in the Consolidated Balance Sheet, was approximately $1 million.

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 2003 and 2002, the Company was contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $6 million. As of December 31, 2003 and 2002, approximately $4 million of such indebtedness was alleged to be in default as a result of the Filing. Subject to the foregoing, the Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk

As of December 31, 2003 and 2002, the Company has no significant group concentrations of credit risk.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

Cash and short-term financial instruments

The carrying amount approximates fair value due to the short maturity of these instruments.

Restricted cash - asbestos and insurance related

The fair values of cash and marketable securities classified as restricted cash have been estimated by traded market values or by obtaining quotations from brokers.

Restricted cash, securities and other - Fibreboard

The fair values of cash and marketable securities in the Fibreboard Settlement Trust have been estimated by traded market values or by obtaining quotations from brokers.

Long-term notes receivable

The fair value has been estimated using the expected future cash flows discounted at market interest rates.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Long-term debt

The fair value of the Company’s long-term debt, which is not subject to compromise, has been estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The Company is unable to estimate the fair value of long-term debt of the Debtors which is subject to compromise at December 31, 2003, due to the uncertainties associated with the Filing.

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

The Company believes that the fair values of financial instruments that have different carrying amounts, reasonably approximate the carrying amounts. These financial instruments include long-term notes receivable of $9 million and $7 million as of December 31, 2003 and 2002, respectively, and long-term debt of $73 million and $71 million as of December 31, 2003 and 2002, respectively.

The Company’s estimates of fair value approximate carrying value for all derivative financial instruments.

As of December 31, 2003 and 2002, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

23. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash payments (refunds) for income taxes and interest expense are summarized as follows:

	2003	2002	2001
	(In millions of dollars)
Income taxes	$27	$27	$(22)
Interest expense	5	7	8

As a result of the Filing (see Note 1), contractual interest expense has not been paid on pre-petition debt of the Debtors since the Petition Date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarter
	First		Second	Third	Fourth
	(In millions of dollars, except share data)
2003
Net sales	$1,133		$1,239	$1,349	$1,275
Cost of sales	974		1,024	1,127	1,045

Gross margin	$159		$215	$222	$230

Income from operations	$8		$43	$104	$112

Income tax expense	$2		$24	$47	$72

Net income (loss)	$(1)		$18	$55	$43

Net income (loss) per share:
Basic net income (loss) per share	$(0.02)		$0.33	$0.99	$0.78

Diluted net income (loss) per share	$(0.02)		$0.30	$0.92	$0.72

	Quarter
	First		Second	Third	Fourth
	(In millions of dollars, except share data)
2002
Net sales	$1,107		$1,285	$1,306	$1,174
Cost of sales	935		1,043	1,097	1,055

Gross margin	$172		$242	$209	$119

Provision for asbestos litigation claims (Note 19)	$—		$(5)	$2,356	$—

Income (loss) from operations	$3		$70	$(2,342)	$(44)

Income tax expense (benefit)	$—		$30	$10	$(9)

Net income (loss) before cumulative effect of change in accounting principle	$(6)		$36	$(2,359)	$(39)
Cumulative effect of change in accounting principle, net of tax (Note 22)	(441)		—	—	—

Net income (loss)	$(447	)(a)	$36	$(2,359)	$(39)

Net income (loss) before cumulative effect of change in accounting principle per share:
Basic net income (loss) per share	$(0.10)		$65	$(42.84)	$(.72)

Diluted net income (loss) per share	$(0.10)		$60	$(42.84)	$(.72)

Net income (loss) per share:
Basic net income (loss) per share	$(8.11)		$.65	$(42.84)	$(.72)

Diluted net income (loss) per share	$(8.11)		$.60	$(42.84)	$(.72)

(a)

The Company’s Form 10-Q for the first quarter of 2002 reported results without the cumulative effect of change in accounting principle. This charge was determined in the second quarter of 2002 and recorded in the first quarter as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (see Note 7).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25. ACCOUNTING PRONOUNCEMENTS

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

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. This Statement (1) rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, (2) amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and (3) amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The effect of adoption was not material to the Company.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The effect of adoption was not material to the Company; however, prospectively the timing of related future charges may be different than those recorded in prior periods.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This Interpretation clarifies disclosures that are required to be made for certain guarantees at the time the guarantees are issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective December 31, 2002, the Company adopted the disclosure requirements in this Interpretation, including those relating to warranty obligations. Effective January 1, 2003, the Company adopted the initial recognition and initial measurement provisions of this Interpretation on a prospective basis for guarantees issued or modified after December 31, 2002. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25. ACCOUNTING PRONOUNCEMENTS (continued)

In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effects, and will apply the remainder of FIN 46R to its first quarter 2004 financial statements.

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

INDEX TO FINANCIAL STATEMENT SCHEDULE

Number	Description	Page

	Report of Independent Auditors on Financial Statement Schedule	148

II	Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 2003, 2002, and 2001	149

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors of Owens Corning:

Our audits of the consolidated financial statements referred to in our report dated February 4, 2004 appearing in this Annual Report on Form 10-K of Owens Corning also included an audit of the December 31, 2003 and 2002 financial statement schedule information listed in Item 15(a)(2) of this Form 10-K. In our opinion, this 2003 and 2002 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 financial statement schedule information of Owens Corning was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated January 23, 2002.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio

February 4, 2004

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions of dollars)
FOR THE YEAR ENDED DECEMBER 31, 2003:
Allowance deducted from asset to which it applies -
Doubtful accounts	$29	$(4)	$(2)	$4	(A)	$19
Tax valuation allowance	998	2	—	—		1,000
FOR THE YEAR ENDED DECEMBER 31, 2002:
Allowance deducted from asset to which it applies -
Doubtful accounts	$29	$3	$—	$3	(A)	$29
Tax valuation allowance	81	917	—	—		998
FOR THE YEAR ENDED DECEMBER 31, 2001:
Allowance deducted from asset to which it applies -
Doubtful accounts	$29	$11	$—	$11	(A)	$29

Notes:

(A)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Document Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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

(ii) By-Laws of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31,1999).

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

EXHIBIT INDEX

Exhibit Number	Document Description

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

Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000), as amended by First Amendment to Post-Petition Credit Agreement, dated as of October 31, 2002 (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2002).

Standstill and Waiver Agreement among Owens Corning, certain affiliates of Owens Corning, Credit Suisse First Boston, and certain bank lenders (incorporated herein by reference to Exhibit (99) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2001), as amended by Amendment No. 1 thereto, dated as of November 25, 2002 (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2002).

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

EXHIBIT INDEX

Exhibit Number	Document Description

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

Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000), as amended by First Amendment to Post-Petition Credit Agreement, dated as of October 31, 2002 (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2002).

Standstill and Waiver Agreement among Owens Corning, certain affiliates of Owens Corning, Credit Suisse First Boston, and certain bank lenders (incorporated herein by reference to Exhibit (99) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2001), as amended by Amendment No. 1 thereto, dated as of November 25, 2002 (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2002).

The following documents are incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000:

- License Agreement, made as of October 1, 1991, between Owens Corning and Owens-Corning Fiberglas Technology Inc. and Amendment thereto, dated as of December 8, 1993.

- Standstill Agreement, dated as of January 30, 2001, between Owens Corning and Owens-Corning Fiberglas Technology Inc.

EXHIBIT INDEX

Exhibit Number	Document Description

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

* Key Management Severance Agreement with Charles E. Dana (filed herewith).

* Agreement with Charles E. Dana (filed herewith).

* Owens Corning Long Term Incentive Plan (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).

*  Executive Supplemental Benefit Plan, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 2003).

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2002:

* - Key Management Severance Agreement with George E. Kiemle.

* - Key Employee Emergence Incentive Plan.

* - Owens Corning 1995 Stock Plan.

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2001:

* - Director’s Charitable Award Program, as amended.

* - Key Management Severance Agreement with David L. Johns.

*  Owens Corning Senior Leader Emergence Incentive Plan (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 2001).

EXHIBIT INDEX

Exhibit Number	Document Description

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

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999:

* - Owens Corning Deferred Compensation Plan.

* - Corporate Incentive Plan Terms Applicable to Certain Executive Officers.

* Stock Performance Incentive Plan, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998).

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

(14)	Code of Ethics.

Ethics Policy for Chief Executive and Senior Financial Officers (filed herewith).

(21)	Subsidiaries of Owens Corning (filed herewith).

(23)	Consent of PricewaterhouseCoopers LLP (filed herewith).

EXHIBIT INDEX

Exhibit Number	Document Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(32)	Section 1350 Certifications.

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.