Form 10-Q
period 2004-03-31
OWENS CORNING
filed 2004-05-05
CIK 75234

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

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

Yes ☐    No ☒

Shares of common stock, par value $0.10 per share, outstanding at March 31, 2004

55,343,098

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(unaudited)

	Quarter Ended March 31,
	2004	2003
	(In millions of dollars, except per share data)
NET SALES	$1,209	$1,133
COST OF SALES	1,037	974

Gross margin	172	159

OPERATING EXPENSES
Marketing and administrative expenses	115	114
Science and technology expenses	11	11
Restructure costs (Note 8)	—	2
Chapter 11 related reorganization items (Notes 1 and 10)	10	32
Other	2	(8)

Total operating expenses	138	151

INCOME FROM OPERATIONS	34	8
Interest expense, net	1	4

INCOME BEFORE INCOME TAX EXPENSE	33	4
Income tax expense	27	2

INCOME BEFORE MINORITY INTEREST AND EQUITY IN NET INCOME OF AFFILIATES	6	2
Minority interest	(2)	(3)
Equity in net income of affiliates	1	—

NET INCOME (LOSS)	$5	$(1)
NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share (Note 13)	$0.09	$(0.02)

Diluted net income (loss) per share (Note 13)	$0.09	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.1
Diluted	59.9	55.1

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31, 2004	December 31, 2003
	(In millions of dollars)
ASSETS
CURRENT
Cash and cash equivalents (Note 1)	$821	$1,005
Receivables, less allowances of $19 million in 2004 and 2003	572	464
Inventories (Note 4)	434	390
Other current assets	27	29

Total current	1,854	1,888

OTHER
Restricted cash - asbestos and insurance related (Note 10)	167	166
Restricted cash, securities, and other - Fibreboard (Notes 10 and 11)	1,406	1,395
Deferred income taxes	1,303	1,310
Pension-related assets	322	338
Goodwill (Note 5)	138	138
Investment in affiliates	83	81
Other noncurrent assets	100	92

Total other	3,519	3,520

PLANT AND EQUIPMENT, at cost
Land	70	70
Buildings and leasehold improvements	796	789
Machinery and equipment	3,239	3,232
Construction in progress	99	96

	4,204	4,187
Accumulated depreciation	(2,269)	(2,237)

Net plant and equipment	1,935	1,950

TOTAL ASSETS	$7,308	$7,358

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	March 31, 2004	December 31, 2003
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable and accrued liabilities	$714	$767
Short-term debt	45	44
Long-term debt - current portion	57	53

Total current	816	864

LONG-TERM DEBT	63	73

OTHER
Pension plan liability	699	697
Other employee benefits liability	405	400
Other	160	143

Total other	1,264	1,240

LIABILITIES SUBJECT TO COMPROMISE (Notes 1 and 10)	9,250	9,258

COMPANY OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
MINORITY INTEREST	44	51

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	690	690
Accumulated deficit	(4,646)	(4,651)
Accumulated other comprehensive loss	(377)	(371)
Other	(2)	(2)

Total stockholders’ deficit	(4,329)	(4,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,308	$7,358

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Quarter Ended March 31,
	2004	2003
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$5	$(1)
Reconciliation of net cash flow from operations
Noncash items:
Provision for depreciation and amortization	53	50
Provision for impairment of fixed assets	—	28
Provision (credit) for deferred income taxes	6	(8)
Provision for pension and other employee benefits liability	28	31
Other	9	22
Increase in receivables	(108)	(97)
Increase in inventories	(44)	(74)
Decrease in accounts payable and accrued liabilities	(43)	(78)
Pension fund contribution	(3)	(7)
Payments for other employee benefits liability	(4)	(8)
Increase in restricted cash, securities, and other - Fibreboard (Note 11)	(12)	(8)
Other	(13)	(10)

Net cash flow from operations	(126)	(160)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(53)	(26)
Investment in affiliates and subsidiaries, net of cash acquired	(2)	—
Proceeds from the sale of assets or affiliate (Note 8)	6	9
Other	—	(1)

Net cash flow from investing	(49)	(18)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	—	1
Other reductions to long-term debt	(5)	(10)
Net increase in short-term debt	1	7
Subject to compromise (Note 1)	(3)	—

Net cash flow from financing	(7)	(2)

Effect of exchange rate changes on cash	(2)	6

NET DECREASE IN CASH AND CASH EQUIVALENTS	(184)	(174)
Cash and cash equivalents at beginning of period	1,005	875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$821	$701

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

Related Developments

PROPOSED ASBESTOS LEGISLATION

As previously disclosed, on May 22, 2003, the United States Senate introduced proposed legislation (S 1125, also known as the Fairness in Asbestos Injury Resolution Act of 2003). On April 7, 2004, the United States Senate introduced proposed substitute legislation (S 2290, also known as the Fairness in Asbestos Injury Resolution Act of 2004). References in the following discussion to the “FAIR Act” refer to each Bill separately.

If enacted into law, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the present terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

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

OTHER MATTERS FILED IN THE USBC

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Alfred M. Wolin from further participation in the Chapter 11 Cases. On October 15, 2003, the District Court entered an order withdrawing the reference of this matter from the USBC. On October 23, 2003, the District Court entered an order staying all discovery and other proceedings related to the motion until further order of the Court. On October 27, 2003, K&S filed an Emergency Petition for a Writ of Mandamus (the “Mandamus Petition”) with respect to the recusal motion in the United States Court of Appeals for the Third Circuit (the “Third Circuit”), seeking an order directing Judge Wolin either to recuse himself from the Chapter 11 Cases or to withdraw his order of October 23, 2003, and permit expedited discovery and an expedited briefing and hearing schedule with respect to the recusal motion. On October 28, 2003, the District Court issued an order setting forth certain procedures with respect to the recusal motion, including the provision by certain parties of affidavits and a briefing schedule with respect to the recusal motion. By orders dated October 30, 2003, and November 3, 2003, the Third Circuit stayed those proceedings in the Chapter 11 Cases for which the reference had been withdrawn from the USBC and which are pending solely before Judge Wolin; such orders do not affect other proceedings in the Chapter 11 Cases. The Third Circuit held a hearing on the Mandamus Petition on December 12, 2003. On December 18, 2003, the Third Circuit issued an order directing the District Court to vacate its October 23, 2003 stay of discovery, proceed with expedited discovery on the recusal motion, and issue a ruling on the recusal motion. On February 2, 2004, the District Court denied the recusal motion. The Third Circuit held a hearing on April 19, 2004 to review the District Court’s ruling.

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 10 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which is captioned Credit Suisse First Boston v. Owens Corning, et al., seeks to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleges that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. Owens Corning has filed a motion to dismiss this action. Following a hearing in February 2004, the USBC continued the proceedings in order to allow the plaintiffs to conduct limited discovery. A pre-trial conference has been set for May 18, 2004.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A hearing on this matter has been set for May 18, 2004.

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

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust (see Note 11 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other Debtors. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and are challenging that approach in the Plan confirmation hearings described below.

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

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Hearings concerning confirmation of the Plan began on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, are expected to be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Under the Plan, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 11 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

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

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.4 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.5 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of March 31, 2004, approximately 6,100 of the Objectionable Claims, totaling approximately $3.9 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.9 billion. As of March 31, 2004, approximately 1,000 of these claims, totaling approximately $0.2 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.5 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

•	Approximately 5,000 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 10 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 10 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; environmental claims totaling approximately $189 million; and claims for contract rejections, totaling approximately $173 million, of which approximately $113 million are protective claims covering contracts which have not been rejected by the Debtors as of March 31, 2004.

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

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 10 to the Consolidated Financial Statements) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire. The Official Creditors’ Committee was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought. During the first quarter of 2004, the lawsuit against one of the law firms was dismissed with the consent of the Official Creditors’ Committee and Bankruptcy Court approval.

By motions filed on or about October 16, 2002, and December 17, 2003, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to a ruling of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action, has been stayed until the earlier of (i) February 23, 2005, or (ii) 90 days after the confirmation of a plan of reorganization for Owens Corning. The Pre-Petition Credit Facility Action, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

Certain Post-Petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through March 31, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $550 million, of which $34 million relates to the first quarter of 2004 and $32 million relates to the first quarter of 2003.

At March 31, 2004, the Company had $821 million of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP Financing at March 31, 2004; however, approximately $82 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

	Quarter Ended March 31,
	2004	2003
	(In millions of dollars)
NET SALES	$1,046	$987
COST OF SALES	924	876

Gross margin	122	111

OPERATING EXPENSES
Marketing and administrative expenses	100	102
Science and technology expenses	10	9
Restructure costs	—	2
Chapter 11 related reorganization items	10	32
Other	(13)	(10)

Total operating expenses	107	135

INCOME (LOSS) FROM OPERATIONS	15	(24)
Interest expense	—	1
Interest income from non-Debtors	14	14

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	29	(11)
Income tax expense (benefit)	26	(3)

NET INCOME (LOSS)	$3	$(8)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

	March 31, 2004	December 31, 2003
	(In millions of dollars)
ASSETS
CURRENT
Cash and cash equivalents	$498	$645
Receivables (net of allowance for doubtful accounts)	434	334
Receivables - non-Debtors	1,044	1,032
Inventories	309	278
Other current assets	29	31

Total current	2,314	2,320

OTHER
Restricted cash - asbestos and insurance related	167	166
Restricted cash, securities, and other – Fibreboard	1,406	1,395
Deferred income taxes	1,157	1,170
Pension-related assets	241	257
Goodwill	54	54
Investment in affiliates	26	25
Investment in non-Debtor subsidiaries	762	757
Other noncurrent assets	50	47

Total other	3,863	3,871

PLANT AND EQUIPMENT, at cost
Land	39	39
Buildings and leasehold improvements	597	589
Machinery and equipment	2,260	2,253
Construction in progress	80	79

	2,976	2,960
Accumulated depreciation	(1,581)	(1,566)

Net plant and equipment	1,395	1,394

TOTAL ASSETS	$7,572	$7,585

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	March 31, 2004	December 31, 2003
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable and accrued liabilities	$516	$549
Accounts payable and accrued liabilities - non-Debtors	17	15
Long-term debt - current portion	1	1

Total current	534	565

LONG-TERM DEBT	6	6

OTHER
Pension plan liability	581	581
Other employee benefits liability	389	384
Other	141	123

Total other	1,111	1,088

LIABILITIES SUBJECT TO COMPROMISE	9,977	9,985

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	690	690
Accumulated deficit	(4,414)	(4,417)
Accumulated other comprehensive loss	(336)	(336)
Other	(2)	(2)

Total stockholders’ deficit	(4,056)	(4,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,572	$7,585

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Quarter Ended March 31,
	2004	2003
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$3	$(8)
Reconciliation of net cash flow from operations
Noncash items:
Provision for depreciation and amortization	37	37
Provision for impairment of fixed assets	—	28
Provision (credit) for deferred income taxes	9	(5)
Provision for pension and other employee benefits liabilities	25	28
Other	7	(2)
Increase in receivables and receivables - non-Debtors	(112)	(109)
Increase in inventories	(31)	(75)
Decrease in accounts payable and accrued liabilities and accounts payable and accrued liabilities - non-Debtors	(33)	(47)
Payments for other employee benefits liabilities	(4)	(8)
Increase in restricted cash, securities, and other - Fibreboard	(12)	(8)
Other	11	21

Net cash flow from operations	(100)	(148)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(43)	(16)
Proceeds from the sale of assets or affiliate	—	9
Investment in subsidiaries and affiliates	(1)	(1)

Net cash flow from investing	(44)	(8)

NET CASH FLOW FROM FINANCING
Subject to Compromise	(3)	—

Net cash flow from financing	(3)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147)	(156)
Cash and cash equivalents at beginning of period	645	622

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$498	$466

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	March 31, 2004	December 31, 2003
	(In millions of dollars)
Accounts payable	$212	$213
Accrued interest payable	40	42
Debt	2,893	2,896
Income taxes payable	231	233
Reserve for asbestos litigation claims - Owens Corning	3,565	3,565
Reserve for asbestos-related claims – Fibreboard	2,309	2,309

Total consolidated	9,250	9,258
Payables to non-Debtors	727	727

Total Debtor	$9,977	$9,985

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended March 31,
	2004	2003
	(In millions of dollars)
Professional fees	$17	$19
Payroll and compensation	4	7
Settlement of Asian credit facility	—	18
Interest income	(12)	(12)
Other, net	1	—

Total	$10	$32

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT DATA

In the second quarter of 2003, the Company realigned its internal operating segments. Following this realignment, the Company reviewed its segments in accordance with SFAS No. 131 and concluded that the aggregation of its operating segments into two reportable segments remained appropriate; however, certain components within the segments have changed. Net sales and income from operations have been reclassified for all periods presented to reflect this change.

The Company has reported financial and descriptive information about each of the Company’s two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

	Quarter Ended March 31,
	2004	2003
	(In millions of dollars)
NET SALES
Reportable Segments
Building Materials Systems
United States	$888	$841
Europe	3	1
Canada and other	54	43

Total Building Materials Systems	945	885

Composite Solutions
United States	129	122
Europe	85	82
Canada and other	50	44

Total Composite Solutions	264	248

Total reportable segments	$1,209	$1,133

External Customer Sales by Geographic Region
United States	$1,017	$963
Europe	88	83
Canada and other	104	87

NET SALES	$1,209	$1,133

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT DATA (continued)

	Quarter Ended March 31,
	2004	2003
	(In millions of dollars)
INCOME BEFORE INCOME TAX EXPENSE
Reportable Segments
Building Materials Systems
United States	$46	$67
Europe	—	—
Canada and other	5	3

Total Building Materials Systems	51	70

Composite Solutions
United States	(1)	3
Europe	(2)	3
Canada and other	9	10

Total Composite Solutions	6	16

Total reportable segments	$57	$86

Geographic Regions
United States	$45	$70
Europe	(2)	3
Canada and other	14	13

Total reportable segments	$57	$86

Reconciliation to Consolidated Income Before Income Tax Expense
Restructuring and other charges (Note 8)	$5	$(30)
Chapter 11 related reorganization items (Note 1)	(10)	(32)
General corporate expense	(18)	(16)
Interest expense, net	(1)	(4)

CONSOLIDATED INCOME BEFORE INCOME TAX EXPENSE	$33	$4

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	GENERAL

The consolidated financial statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. Certain reclassifications have been made to the period presented for 2003 to conform to the classifications used in the period presented for 2004.

In connection with the consolidated financial statements and notes included in this Report, reference is made to the consolidated financial statements and notes thereto contained in the Company’s 2003 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

4.	INVENTORIES

Inventories are summarized as follows:

	March 31, 2004	December 31, 2003
	(In millions of dollars)
Finished goods	$390	$362
Materials and supplies	139	123

FIFO inventory	529	485
Excess of FIFO over LIFO	(95)	(95)

Total inventories	$434	$390

Approximately $149 million and $144 million of total inventories were valued using the LIFO method at March 31, 2004 and December 31, 2003, respectively.

5.	GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company conducts its annual review for impairment in the second quarter. The 2003 review resulted in no change to recorded goodwill.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLES (continued)

There were no changes in goodwill during the quarter ended March 31, 2004. The $138 million balance of goodwill at March 31, 2004 was made up of $20 million for the Composite Solutions segment and $118 million for the Building Materials Systems segment.

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the first quarter of both 2004 and 2003. The Company estimates that amortization of intangibles will be approximately $3 million annually for each of the next five years. The components of other intangible assets are as follows:

	March 31, 2004
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization
	(In millions of dollars)
Contract-based	7	$6	$2
Technology-based	13	16	10
Marketing-related	8	14	11

		$36	$23

6.	ACQUISITIONS AND DIVESTITURES OF BUSINESSES

Acquisitions

In the first quarter 2004, the Company entered into an agreement to purchase the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. for approximately $72 million. This purchase was completed on April 2, 2004 and will allow the Company to have a strong operating position in Mexico, as well as supply low-cost manufacturing capacity to service the North American market for both fiberglass insulation and reinforcements. The Company will account for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed will be recorded at their fair values. During the first quarter of 2004, this affiliate was accounted for under the equity method. The Company will begin consolidating this subsidiary in April 2004.

7.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the quarter ended March 31, 2004 is as follows:

(In millions of dollars)
Balance at December 31, 2003	$48
Amounts accrued	3
Settlements of warranty claims	(4)

Balance at March 31, 2004	$47

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.	RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

In the first quarter of 2004, the Company recorded a pretax credit to cost of sales in the Consolidated Statement of Income (Loss) of approximately $5 million. The $5 million credit represents an adjustment to reserves estimated in 2002 for the shutdown costs of a manufacturing facility, which was sold in the first quarter of 2004.

During the first quarter of 2003, the Company recorded $30 million in pretax charges, comprised of a $2 million pretax restructure charge (classified as a separate component of operating expense in the Consolidated Statement of Income (Loss)) and a charge of $28 million to cost of sales. The $2 million restructure charge represented additional non-cash asset write-downs of previously closed non-strategic facilities to fair value. The $28 million charge to cost of sales represented the additional write-down of two groups of assets in the Building Materials segment to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market condition.

9.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following table provides information regarding pension expense recognized during the quarter:

	Quarter Ended March 31,
	2004			2003
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost
Service cost	$6	$0	$6	$4	$—	$4
Interest cost	14	5	19	15	4	19
Expected return on plan assets	(14)	(4)	(18)	(12)	(4)	(16)
Amortization of transition amount	—	—	—	(1)	—	(1)
Amortization of actuarial loss	10	2	12	6	2	8

Net periodic pension cost	$16	$3	$19	$12	$2	$14

Owens Corning expects to contribute $200 to $250 million in cash to the pension plans during 2004. The contributions are subject to recently enacted legislative changes and approval of the Bankruptcy Court.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

Postemployment and Postretirement Benefits Other than Pension Plans

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. are non-funded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following table provides the components of net periodic benefits cost for aggregated U.S. and Non-U.S. Plans for the quarter:

	Quarter Ended March 31,
	2004	2003
	(In millions of dollars)
Components of Net Periodic Benefits Cost
Service cost	$1	$3
Interest cost	7	8
Amortization of loss	2	3
Amortization of prior service cost	(1)	—

Net periodic benefits cost	$9	$14

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”). The MPD Act expanded Medicare to include for the first time coverage for prescription drugs. Owens Corning sponsors retiree medical programs and the Company expects that this legislation will eventually reduce the Company’s costs for some of these programs. At this point, the Company’s investigation into its response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At March 31, 2004, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

As of March 31, 2004, a reserve of approximately $3.6 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Reserve for asbestos litigation claims”.

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

The Chapter 11 Cases have significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against Owens Corning and will likely have the effect of increasing the number and ultimate cost of resolution of such claims substantially. In particular, the status of the NSP Agreements and the ultimate treatment of pending and future claims thereunder will depend on the outcome of negotiations among the various constituencies in the Chapter 11 Cases and determinations by the Bankruptcy Court as to the issues involved, none of which can be predicted at this time. The uncertainties associated with the status of the NSP Agreements and the treatment of claims thereunder include the following:

•	It is possible that one or more constituencies in the Chapter 11 Cases may seek to set aside the NSP Agreements on various grounds. In any event, it is highly uncertain how any plan or plans of reorganization will ultimately treat the various types of NSP claims, including without limitation claims with no evidence of significant medical impairment, or whether such unimpaired claims will be treated as allowed claims thereunder.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

•	The settlement values for specified categories of disease set forth in the NSP Agreements were established by arm’s-length negotiations with the participating law firms in circumstances very different from those prevailing in the Chapter 11 Cases. The settlement values available to individual claimants under the arrangements to be included in any plan or plans of reorganization may vary substantially from those contemplated by the NSP Agreements. Because Owens Corning’s estimate of liabilities in respect of non-NSP claims assumed payment of settlement values similar to those contained in the NSP Agreements, such estimate is subject to similar uncertainty.

Additional uncertainties raised by the Chapter 11 Cases include the following:

•	The impact, if any, the Administrative Consolidation will have on the timing, outcome or other aspects of the Chapter 11 Cases.

•	It is uncertain what claim submission process will be prescribed by the Bankruptcy Court for pre-petition asbestos claims against Owens Corning or Fibreboard and what effects such process may have, including on the number of such claims. Moreover, the Filing, including the significant publicity associated with the Chapter 11 Cases and notices required by the Bankruptcy Code that must be given to creditors and other parties in interest, has significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of not only pre-petition claims but also additional claims that may be asserted in the course of the Chapter 11 Cases.

•	Owens Corning anticipates that the number and estimated aggregate value of allowed future claims will ultimately be determined either as a result of negotiations involving the Legal Representative for the class of future asbestos claimants and the other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations, or Bankruptcy Court determination, at this time.

In connection with the negotiation of a plan or plans of reorganization, a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, have developed or will develop analyses of liability for both pre-petition and future asbestos claims. Owens Corning and Fibreboard will also utilize their own analyses in the negotiation process. Such analyses by the Debtors and other interested constituencies will also be required in connection with the establishment, as part of the plan of reorganization, of a Section 524(g) trust for the benefit of asbestos claimants. Based on facts currently known to it, including positions that have been articulated by various interested constituencies, Owens Corning believes that the estimates included in most or all such analyses will vary substantially from the amounts of Owens Corning’s and Fibreboard’s respective asbestos reserves, and will also vary substantially from one another, for a number of reasons.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

None of the creditor constituencies has yet made available to Owens Corning a report of any such analysis of liability for pre-petition or future asbestos claims. However, based upon its discussions and negotiations with representatives of the creditor constituencies, Owens Corning believes that some of these creditor analyses associated with the resolution of Owens Corning’s and Fibreboard’s asbestos-related liabilities in the context of the Chapter 11 proceedings will be well in excess of Owens Corning’s and Fibreboard’s current asbestos-related reserves. For example, the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have taken the position that the aggregate amount of pre-petition and future asbestos claims for Owens Corning and Fibreboard, on a combined net present value basis, is in excess of $16 billion. In addition, in October 2002, Owens Corning and Fibreboard completed their own analyses of liability for purposes of facilitating plan discussions, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicate net present values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately $5.874 billion, if NSP settlement values are assumed, and $8.547 billion, if 5-year historical settlement values for Owens Corning and Fibreboard, respectively, are used. Based upon these analyses and the information derived from Owens Corning’s discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning decided, in connection with its financial statements for the third quarter of 2002, to increase its and Fibreboard’s aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning’s and Fibreboard’s analyses. Consequently, Owens Corning increased its reserves for the period ended September 30, 2002, through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion. In addition, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 11 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

At March 31, 2004, the approximate balances of the components of Owens Corning’s asbestos-related reserve were:

Balance
(In billions of dollars)
Unpaid Final Settlements (NSP and other)	$0.6
Other Pending and Future Claims	3.0

In connection with this asbestos reserve, Owens Corning notes that:

•	The “Unpaid Final Settlements” component represented the remaining estimated cost for all asbestos personal injury claims pending against Owens Corning which were subject to final settlement agreements for which releases from claimants were obtained, and under which all other conditions to settlement had been satisfied, as of the Petition Date.

•	The “Other Pending and Future Claims” component represented the estimated cost of resolving, through the Chapter 11 process, (i) asbestos personal injury claims pending against Owens Corning which were subject to resolution under NSP Agreements but for which releases were not obtained from claimants prior to the Petition Date; (ii) all other asbestos personal injury claims pending against Owens Corning which were not subject to any settlement agreement; and (iii) future asbestos personal injury claims against Owens Corning made after the Petition Date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

As previously disclosed, on May 22, 2003, the United States Senate introduced proposed legislation (S 1125, also known as the Fairness in Asbestos Injury Resolution Act of 2003). On April 7, 2004, the United States Senate introduced proposed substitute legislation (S 2290, also known as the Fairness in Asbestos Injury Resolution Act of 2004). References in the following discussion to the “FAIR Act” refer to each Bill separately.

If enacted into law, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the present terms of the proposed FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

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

As of March 31, 2004, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.279 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 11 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At March 31, 2004, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 11 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, this reserve was increased in the third quarter of 2002 through a charge to income of $975 million. As of March 31, 2004, a reserve of approximately $2.3 billion in respect of these asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”.

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

At March 31, 2004, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

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

As noted in Item A above, on May 22, 2003, the United States Senate introduced proposed legislation (S 1125, also known as the Fairness in Asbestos Injury Resolution Act of 2003). On April 7, 2004, the United States Senate introduced proposed substitute legislation (S 2290, also known as the Fairness in Asbestos Injury Resolution Act of 2004). References in the following discussion to the “FAIR Act” refer to each Bill separately.

If enacted into law, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the present terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

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

In October 1998, the Circuit Court for Jefferson County, Mississippi granted leave to file an amended complaint in an existing action to add claims by Owens Corning against seven tobacco companies and several other tobacco industry defendants. On June 17, 2001, the Jefferson court entered an order dismissing Owens Corning’s case in response to the defendants’ motion for summary judgment on the basis that Owens Corning’s injuries were indirect and thus too remote under Mississippi law to allow recovery. The Supreme Court of Mississippi issued an opinion upholding the dismissal on March 18, 2004.

In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same tobacco companies. In August 2001, the defendants filed motions to dismiss Owens Corning’s and Fibreboard’s claims on the basis of the decision in the Mississippi lawsuit as well as California law. As the result of a hearing on these motions on November 20, 2001, the California court denied the motion to dismiss Fibreboard’s claims on the basis of the decision in the Mississippi lawsuit and otherwise stayed the proceeding pending the outcome of the Mississippi suit. The proceeding remains stayed.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Insurance

As of March 31, 2004, Owens Corning’s consolidated financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. On March 9, 2004, the Court granted class certification as to those claims relating to written representations but denied certification as to claims relating to alleged oral representations. Owens Corning believes that the claim is without merit.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

On or about January 27, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Robert Greenburg, et al. v. Glen Hiner, et al. in the United States District Court for the Northern District of Ohio, Western Division. Subsequent to January 27, 2003, three substantially similar actions, with named plaintiffs Nicholas Radosevich, Howard E. Leppla, and William Benanchietti, respectively, were filed against the same defendants in the same court. On July 30, 2003, the court consolidated the four cases under the caption Robert Greenburg, et al. v. Glen Hiner, et al., and appointed lead plaintiffs JKF Investment Co., Icarus Trading, Inc. and HGK Asset Management. An amended complaint was filed by the plaintiffs on or about September 8, 2003. Owens Corning is not named in the lawsuit. The suit purports to be a class action for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of a class comprised of persons who purchased stock of Owens Corning during the period from September 20, 1999, through October 4, 2000. The complaint seeks an unspecified amount of damages and/or, where appropriate, rescission. The defendants have filed a motion to dismiss the action, and the matter is fully briefed. Owens Corning believes that the claim is without merit.

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

Owens Corning holds an indirect ownership interest in ServiceLane.com, Inc. (“ServiceLane”), which is in Chapter 7 bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 01-36044-HCA-7 (Abrahamson, B.J.). Two former employees of ServiceLane (the “SL Plaintiffs”) have filed proofs of claim (Claims No. 8651 and 8622) against Owens Corning in the Chapter 11 Cases, alleging fraud and misrepresentation. Additionally, on July 24, 2003, the SL Plaintiffs, along with ServiceLane’s Chapter 7 trustee, brought suit against two Owens Corning officers, who also were directors of ServiceLane, in the United States District Court for the Northern District of Ohio, Western Division, under the caption ServiceLane.com, Inc., et al. v. Stein, et al. In the complaint, ServiceLane alleges a breach of fiduciary duty against both officers and the SL Plaintiffs allege fraud against one officer. Owens Corning is not named in the lawsuit. On September 10, 2003, Owens Corning filed in the USBC an objection to the proofs of claim filed by the SL Plaintiffs as well as a counterclaim seeking declaratory relief in the form of a declaration that neither Owens Corning nor the two officers harmed the SL Plaintiffs. On October 1, 2003, the two officers filed a similar adversary proceeding in the USBC. In October 2003, the SL Plaintiffs filed a motion to dismiss Owens Corning’s counterclaim and, in November 2003, the SL Plaintiffs filed a motion to dismiss the adversary proceeding by the two officers. Hearings on both motions to dismiss were held on January 23, 2004. The USBC denied the motion to dismiss Owens Corning’s counterclaim and deferred action on the other motion to dismiss. Subsequently, the SL Plaintiffs and the two officers agreed to a dismissal of the Ohio action and a refiling in the USBC. As a result, all such proceedings are now pending in the USBC. Owens Corning believes that the claims of the SL Plaintiffs and the claims of ServiceLane’s Chapter 7 trustee are without merit.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The named officer and director defendants in each of the above proceedings have each filed contingent indemnification claims with respect to such litigation against Owens Corning pursuant to the General Bar Date process described below.

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 25,000 proofs of claim (including the claims described below under the headings “PBGC Claim” and “Tax Claim”), totaling approximately $16.4 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. For further information concerning these claims, please see Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”.

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

As described in Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”, the United States Department of Treasury has filed proofs of claim, totaling approximately $538 million, in connection with these tax claims.

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

Separately, and at the request of the Debtors’ Official Creditors’ Committee and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 10 to the Consolidated Financial Statements) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

agreements were about to expire. The Official Creditors’ Committee was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought. During the first quarter of 2004, the lawsuit against one of the law firms was dismissed with the consent of the Official Creditors’ Committee and Bankruptcy Court approval.

By motions filed on or about October 16, 2002, and December 17, 2003, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to a ruling of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action, has been stayed until the earlier of (i) February 23, 2005, or (ii) 90 days after the confirmation of a plan of reorganization for Owens Corning. The Pre-Petition Credit Facility Action, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

L’ARDOISE, FRANCE MANUFACTURING FACILITY

In the fourth quarter of 2003, the Company experienced a flood at its L’Ardoise, France manufacturing facility. This facility is insured for property damage and business interruption losses relating to such events, subject to a $5 million deductible (which was expensed in 2003) and applicable policy limits. The Company estimates it has incurred, or will incur, a total of $50 to $60 million of property damage costs and business interruption losses associated with the L’Ardoise flood, which the Company believes will be substantially covered by insurance. In the first quarter of 2004, the Company recorded approximately $10 million in receivables for property damage costs, offset by a $10 million insurance advance. In addition, approximately $6 million of business interruption costs were expensed in the quarter, and the Company also incurred approximately $4 million in capital expenditures, related to the flood. Should the expected insurance recoveries not be received, they could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken and capital expenditures recorded in periods before the insurance receipts are recorded or received.

11.	FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 10 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of March 31, 2004, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

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

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At March 31, 2004, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 10, Item B, to the Consolidated Financial Statements). As of March 31, 2004, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”. At March 31, 2004, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $2.309 billion.

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

Results for the Periods Ended March 31, 2004 and 2003

During the first quarter of 2004 and 2003, Trust Assets generated interest/dividend earnings of approximately $15 million and $14 million, respectively. These amounts were recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

At March 31, 2004 and 2003, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $3 million and $5 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. The $3 million loss during the first quarter of 2004 and the $5 million loss during the first quarter of 2003 were recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	FIBREBOARD SETTLEMENT TRUST (continued)

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarter ended March 31, 2004 or 2003. No payments were made for taxes during the quarter ended March 31, 2004 or 2003. The sale of securities resulted in a realized loss of approximately $1 million during each of the first quarters of 2004 and 2003. Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

At March 31, 2004, the fair value of Trust Assets and Administrative Deposits was $1.406 billion, which was comprised of Trust Assets of $1.279 billion of marketable securities and Administrative Deposits of $127 million.

The table below summarizes Trust and Administrative Deposits activity for the three months ended March 31, 2004:

	Balance 12/31/03	Interest and Dividends	Unrealized Loss	Realized Loss	Other	Balance 3/31/04
	(In millions of dollars)
Assets
Trust Assets:
Marketable securities - trading	$1,268	$15	$(3)	$(1)	$—	$1,279
Administrative Deposits	127	—	—	—	—	127

Total assets	$1,395	$15	$(3)	$(1)	$—	$1,406

Liabilities
Accounts payable	$19	$—	$—	$—	$—	$19
Asbestos litigation claims	2,309	—	—	—	—	2,309

Total Trust liabilities	2,328	—	—	—	—	2,328
Liabilities in excess of assets	(933)	15	(3)	(1)	—	(923)

Total Trust liabilities net of liabilities in excess of assets	$1,395	$15	$(3)	$(1)	$—	$1,406

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	STOCK COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (SFAS No. 148). Effective December 31, 2002, the Company adopted the amendments to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) provided in paragraphs 2(a)-2(e) of SFAS No. 148. Effective January 1, 2003, the Company adopted the amendment to SFAS No. 123 provided in paragraph 2(f), and the amendment to Opinion 28 provided in paragraph 3, of SFAS No. 148. The effect of adoption was not material to the Company.

The Company applies SFAS No. 123 and SFAS No. 148 for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS No. 123 and SFAS No. 148. The expense recorded in the quarters ended March 31, 2004 and 2003 was not material.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Quarter Ended March 31,
	2004	2003
Net income (loss), as reported	$5	$(1)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1)

Pro forma net income (loss)	$5	$(2)

Basic net income (loss) per share
As reported	$.09	$(0.02)
Pro forma	.09	(0.03)
Diluted net income (loss) per share
As reported	$.09	$(0.02)
Pro forma	.09	(0.03)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended March 31,
	2004	2003
Net income (loss) used for basic and diluted earnings per share (millions)	$5	$(1)

Weighted-average number of shares outstanding used for basic earnings per share (thousands)	55,291	55,103
Non-vested restricted shares (thousands)	52	—
Deferred awards (thousands)	24	—
Shares from assumed conversion of preferred securities (thousands)	4,566	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share (thousands)	59,933	55,103

For the quarter ended March 31, 2003, the number of shares used in the calculation of diluted earnings per share did not include approximately 122 thousand common equivalent shares of non-vested restricted stock, 24 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

14.	COMPREHENSIVE INCOME

The Company’s comprehensive loss for the quarter ended March 31, 2004 was $1 million, and the comprehensive income for the quarter ended March 31, 2003 was $7 million. The Company’s comprehensive income (loss) includes: (1) net income; (2) currency translation adjustments; (3) minimum pension liability adjustments; and (4) deferred gains and losses on certain hedging transactions to record at fair value.

15.	INCOME TAXES

The Company’s effective tax rate for the first quarter of 2004 was 82%. The Company currently projects that its effective tax rate for the full year 2004 will be 49%, compared to 56% for the full year 2003. The effective rates in the first quarter 2004 and for the full years 2004 and 2003 reflect reserves associated with the deductibility of Chapter 11 related reorganization expenses.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, (FIN 46R). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	ACCOUNTING PRONOUNCEMENTS (continued)

after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effects, and applied the remainder of FIN 46R to its first quarter 2004 financial statements with no material effects.

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

(All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report.)

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

There are three primary factors that have thus far prevented us from reaching a Consensual Plan with our Creditors:

(1)	First, the holders of our bank debt believe that our Plan of Reorganization should not be conditioned upon substantive consolidation. They believe that certain guarantees provided to them by subsidiaries of the Company (including several that currently are not Debtors) should allow them to receive a higher recovery than other creditors. Many of the Company’s other creditors believe that substantive consolidation is appropriate. Judge Wolin held a lengthy hearing on the substantive consolidation issue in 2003, but he has not yet issued his decision.

(2)	The second factor relates to proposed asbestos reform legislation (the “FAIR Act”), in the form of both a bill that has been pending for some time and substitute legislation introduced in April 2004. The Company’s non-asbestos creditors believe that this legislation would reduce the asbestos liability owed by the Company, and would therefore potentially increase the recoveries of all other creditors. While Congress has not acted on the FAIR Act, as long as it remains possible that the FAIR Act could be enacted into law, it will likely remain a factor in the negotiations among our various creditor groups.

(3)	The third factor is the significant disagreement as to the value of the Company’s current and future asbestos liability. Our Plan of Reorganization provides that the liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Our non-asbestos creditors have indicated that they believe that the amount of such liability is significantly lower than $16 billion. The determination of the value of the aggregate asbestos liability could significantly impact the relative recoveries of the parties.

We believe that the uncertainty surrounding these three factors, among others, made it difficult for all of our creditors to reach a Consensual Plan to date. Without a Consensual Plan, our only alternative is to proceed with a Plan of Reorganization that is supported by some, but not all, of our creditors. As a consequence, in our view, certain of the creditors opposing our plan have filed various challenges, each of which is described in more detail below.

As those challenges are resolved, we will be positioned to continue making progress toward our emergence from Chapter 11. Without a Consensual Plan, however, we believe that an emergence from Chapter 11 during 2004 can not happen.

We will continue to work hard to manage the business operations of the Company without distraction from the Chapter 11 process.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

In the first quarter of 2004, the Company’s net sales and net income increased from the comparable period in the prior year. Management believes that actions taken in early 2004 will lead to improvement in the performance of the operations and growth of the business in the coming years.

In the second quarter of 2003, the leadership of the Company launched a major company-wide safety initiative, asking all employees to make an unconditional commitment to working safely. This commitment to safety arose from the fact that in late 2002 and early 2003, several employees suffered severe injuries at work, and we perceived that our safety improvement had begun to plateau. As a result of this major initiative, we are pleased to report a 35% reduction in recordable injuries in first quarter 2004 compared to the prior year.

The Company’s revenue for the first quarter was $1.209 billion, a 7% improvement from 2003 first quarter revenue of $1.133 billion. As noted in Results of Operations below, income from operations for the quarter ended March 31, 2004 was $34 million, compared to $8 million for the quarter ended March 31, 2003. However, because of the nature of certain of the costs and expenses that impact reported income from operations, management does not find it to be the most useful financial measure of the Company’s on-going operational performance. Rather, when management reviews the Company’s year-to-year operational performance, we typically look at income from operations excluding Chapter 11 related reorganization items, restructuring and other charges, and provision (credit) for asbestos litigation claims (recoveries). To help understand that measure of on-going operational performance, you can refer to the segmental data appearing in Note 2 to the Consolidated Financial Statements. Using that data, we would typically compare quarter-to-quarter operations on the basis of income before income tax expense on a total reportable segment basis reduced only by general corporate expense. On that basis, the Company’s first quarter 2004 performance declined approximately 44% versus the first quarter 2003, in large part reflecting higher delivery, energy and material costs and the impact of lower pricing in some product lines, partially offset by stronger volumes. Cash flow from operations was negative during the first quarter of both years, reflecting normal seasonal business trends.

Activities in 2004 that are helping to position us for improved future performance include:

•	The continued investment in capacity to support our North American insulation sales. Specifically, the Company announced capacity expansions in response to the needs of the Commercial and Industrial Insulation market resulting from a production disruption at one of our competitor’s plants.

•	On April 2, 2004, the Company purchased the outstanding shares of our Mexican joint venture, Vitro-Fibras, S.A. This purchase will allow us to have a strong operating position in Mexico, as well as supply low-cost manufacturing capacity to service the North American market for both fiberglass insulation and reinforcements.

•	Continued investment in the expansion and commercialization of the Company’s residential roofing product lines in North America, in particular, expansion of our capacity for servicing the market for laminated shingles.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the first quarter of 2004, Building Materials markets were strong as the result of a continued attractive interest rate environment for mortgages and refinancing, which drove strong new residential construction and remodeling markets. Although sales volumes were up, margins were impacted by higher delivery, energy and material costs, and lower prices in some product lines. Our outlook for the North American Building Materials markets is that they will continue strong through most of 2004.

In Composite Solutions, the overall market continued to experience below historical average growth rates. Weak global growth for composites over the prior two years created an over-capacity condition in the industry, which resulted in continued pricing pressure. Although sales volumes in the first quarter of 2004 increased over the prior year’s first quarter, lower prices and higher operating costs put pressure on Composites’ margins. In addition, as described below, our Composites business continues to incur costs related to a major flood of our L’Ardoise, France manufacturing facility in the fourth quarter of 2003. Our challenges in this business continue to be both market related and operational. We believe that 2004 represents an important year for continued progress in the performance of our Composites business.

Regarding the flood of our L’Ardoise, France manufacturing plant, this facility is insured for property damage and business interruption losses relating to such events, subject to a $5 million deductible (which was charged to expense in 2003) and applicable policy limits. The Company estimates it has incurred, or will incur, a total of $50 to $60 million of property damage costs and business interruption losses associated with the L’Ardoise flood, which the Company believes will be substantially covered by insurance. In the first quarter of 2004, the Company recorded approximately $10 million in receivables for property damage costs, offset by a $10 million insurance advance. In addition, approximately $6 million of business interruption costs were expensed in the quarter, and the Company also incurred approximately $4 million in capital expenditures, related to the flood. Should the expected insurance recoveries not be received, they could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken and capital expenditures recorded in periods before the insurance receipts are recorded or received.

Looking ahead, we are somewhat optimistic about the U.S. economy for the remainder of 2004. Our businesses are sensitive to interest rates in North America as they have a significant impact on new residential construction, residential remodeling markets, and automotive markets, which are major end-use markets for many of our products. While the recent low interest rate environment is advantageous to our businesses, an environment of rising interest rates would create a concern for us as we look ahead.

Our goals for the remainder of 2004 call for major progress in our unconditional commitment to working safely. We also intend to continue efforts for focusing all the employees of the Company on serving our customers and meeting the needs of our markets. Both our Building Materials and Composite Solutions businesses will be focused on improving gross margin performance.

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

Related Developments

PROPOSED ASBESTOS LEGISLATION

As previously disclosed, on May 22, 2003, the United States Senate introduced proposed legislation (S 1125, also known as the Fairness in Asbestos Injury Resolution Act of 2003). On April 7, 2004, the United States Senate introduced proposed substitute legislation (S 2290, also known as the Fairness in Asbestos Injury Resolution Act of 2004). References in the following discussion to the “FAIR Act” refer to each Bill separately.

If enacted into law, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the present terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

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

OTHER MATTERS FILED IN THE USBC

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Alfred M. Wolin from further participation in the Chapter 11 Cases. On October 15, 2003, the District Court entered an order withdrawing the reference of this matter from the USBC. On October 23, 2003, the District Court entered an order staying all discovery and other proceedings related to the motion until further order of the Court. On October 27, 2003, K&S filed an Emergency Petition for a Writ of Mandamus (the “Mandamus Petition”) with respect to the recusal motion in the United States Court of Appeals for the Third Circuit (the “Third Circuit”), seeking an order directing Judge Wolin either to recuse himself from the Chapter 11 Cases or to withdraw his order of October 23, 2003, and permit expedited discovery and an expedited briefing and hearing schedule with respect to the recusal motion. On October 28, 2003, the District Court issued an order setting forth certain procedures with respect to the recusal motion, including the provision by certain parties of affidavits and a briefing schedule with respect to the recusal motion. By orders dated October 30, 2003, and November 3, 2003, the Third Circuit stayed those proceedings in the Chapter 11 Cases for which the reference had been withdrawn from the USBC and which are pending solely before Judge Wolin; such orders do not affect other proceedings in the Chapter 11 Cases. The Third Circuit held a hearing on the Mandamus Petition on December 12, 2003. On December 18, 2003, the Third Circuit issued an order directing the District Court to vacate its October 23, 2003 stay of discovery, proceed with expedited discovery on the recusal motion, and issue a ruling on the recusal motion. On February 2, 2004, the District Court denied the recusal motion. The Third Circuit held a hearing on April 19, 2004 to review the District Court’s ruling.

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 10 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which is captioned Credit Suisse First Boston v. Owens Corning, et al., seeks to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleges that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. Owens Corning has filed a motion to dismiss this action. Following a hearing in February 2004, the USBC continued the proceedings in order to allow the plaintiffs to conduct limited discovery. A pre-trial conference on this matter has been set for May 18, 2004.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A hearing on this matter has been set for May 18, 2004.

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

The Plan is premised upon the substantive consolidation of the Debtors (but not the Fibreboard Settlement Trust (see Note 11 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each Debtor (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other Debtors. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and are challenging that approach in the Plan confirmation hearings described below.

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

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Hearings concerning confirmation of the Plan began on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, are expected to be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Under the Plan, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 11 to the Consolidated Financial Statements), will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will assume all obligations of Owens Corning, Fibreboard, and their respective subsidiaries and affiliates, for current and future asbestos personal injury claims and demands, and will, through Owens Corning and Fibreboard sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning or Fibreboard, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

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

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.4 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.5 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of March 31, 2004, approximately 6,100 of the Objectionable Claims, totaling approximately $3.9 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.9 billion. As of March 31, 2004, approximately 1,000 of these claims, totaling approximately $0.2 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.5 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. Please see Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Approximately 5,000 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 10 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 10 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, which claim Owens Corning does not believe is meritorious based upon its historic experience with servicing its warranty program for such product; environmental claims totaling approximately $189 million; and claims for contract rejections, totaling approximately $173 million, of which approximately $113 million are protective claims covering contracts which have not been rejected by the Debtors as of March 31, 2004.

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

RESULTS OF OPERATIONS

Sales and Profitability for the Quarter Ended March 31, 2004 and 2003

NET SALES

Net sales for the quarter ended March 31, 2004 were $1.209 billion, a 7% increase from the 2003 level of $1.133 billion. In Building Materials, sales were up 7%, reflecting volume increases due to growth in the North American housing and remodeling markets partially offset by lower pricing in some product lines. In Composite Solutions, sales were up 6% from last year, reflecting increased volume in our core business and a positive effect from foreign currency exchange rates. Composite material pricing was lower than in the first quarter 2003, generally as a result of lower industry capacity utilization and competitive pressures.

Sales outside the United States represented 16% of total sales for the quarter ended March 31, 2004, compared to 15% during the same time period in 2003. The increase was primarily attributable to the impact of favorable changes in foreign currency exchange rates in 2004, and the impact of selling our U.S.-based metal systems assets and the exiting of other U.S.-based product lines in 2003.

GROSS MARGIN

Gross margins for the quarters ended March 31, 2004 and 2003 were 14% of net sales. The results for the quarter ended March 31, 2004 reflect business interruption costs of $6 million associated with the flood in L’Ardoise, France, almost entirely offset by a $5 million credit relating to the reduction in the estimated shut down costs of a manufacturing facility, which was sold in the first quarter 2004. The gross margin results for the quarter ended March 31, 2003 reflect charges of $28 million to cost of sales, representing additional write-downs of assets in the Building Materials segment to net realizable value prior to their eventual sale during the year.

After eliminating the impact of the charges or credits referenced above, gross margin as a percent of net sales in 2004 decreased from 2003 as a result of higher delivery, energy and material costs, and lower pricing in some product lines, partially offset by stronger volumes.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were approximately the same level, $115 million during the quarter ended March 31, 2004 and $114 million during the quarter ended March 31, 2003, in spite of a 7% increase in net sales in 2004.

INCOME FROM OPERATIONS

Income from operations was $34 million for the quarter ended March 31, 2004, compared to $8 million in the first quarter 2003. The increase was primarily attributable to lower charges related to Chapter 11 reorganization items, as 2003 included $18 million in costs associated with restructuring an Asian credit facility. Offsetting the increase were lower gains on foreign currency exchange transactions and lower gains on sales of assets compared to the first quarter of 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAXES

The Company’s effective tax rate for the first quarter of 2004 was 82%. The Company currently projects that its effective tax rate for the full year 2004 will be 49%, compared to 56% for the full year 2003. The effective rates in the first quarter 2004 and for the full years 2004 and 2003 reflect reserves associated with the deductibility of Chapter 11 related reorganization expenses.

NET INCOME

For the quarter ended March 31, 2004, Owens Corning reported net income of $5 million, or $.09 per share, compared to a net loss of $1 million, or ($0.02) per share, for the first quarter of the prior year. The increase in 2004 was primarily due to the factors described above.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through March 31, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $550 million, of which $34 million relates to the first quarter of 2004 and $32 million relates to the first quarter of 2003. (Please see Note 1 to the Consolidated Financial Statements).

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

In the first quarter of 2004, the Company recorded a pretax credit to cost of sales in the Consolidated Statement of Income (Loss) of approximately $5 million. The $5 million credit represents an adjustment to reserves estimated in 2002 for the shutdown costs of a manufacturing facility, which was sold in the first quarter of 2004.

During the first quarter of 2003, the Company recorded $30 million in pretax charges, comprised of a $2 million pretax restructuring charge (classified as a separate component of operating expense in the Consolidated Statement of Income (Loss)), and a charge of $28 million to cost of sales. The $2 million restructure charge represented additional non-cash asset write-downs of previously closed non-strategic facilities to fair value. The $28 million charge to cost of sales represented the additional write-down of two groups of assets in the Building Materials segment to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was negative $126 million for the quarter ended March 31, 2004, versus negative $160 million for the quarter ended March 31, 2003. The decrease in negative cash flow from operations compared to the prior year was primarily driven by lower inventory build and smaller reductions in accounts payable and accrued liabilities in 2004.

At March 31, 2004, our net working capital was $1.038 billion and we had a current ratio of 2.27, compared to $1.024 billion and 2.19, respectively, at December 31, 2003. The changes in net working capital and current ratio reflect normal seasonal trends.

Investing activities consumed $49 million of cash during the quarter ended March 31, 2004, compared to $18 million during the quarter ended March 31, 2003. The change in net cash flow from investing activities was primarily attributable to increased spending for additions to plant and equipment.

Spending for capital and investments was $53 million in the first quarter of 2004 compared to $26 million in the first quarter of 2003. We anticipate that 2004 spending for capital and investments will be approximately $270 million, substantially all of which is uncommitted. We expect that these expenditures will be funded from the Company’s operations and existing cash on hand. In addition, in April 2004, the Company completed the acquisition of the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. for approximately $72 million. The Company also expects to make certain expenditures in connection with the flood of its L’Ardoise, France manufacturing facility that it expects will be substantially reimbursed by insurance.

At March 31, 2004, the Company had $821 million of Cash and Cash Equivalents as compared to $1.005 billion at December 31, 2003. The decrease primarily reflects negative cash flow from operations, as a result of seasonal working capital trends, and additions to plant and equipment.

At March 31, 2004, we had $2.893 billion of debt subject to compromise and $165 million of other debt (of which $75 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At December 31, 2003, we had $2.896 billion of debt subject to compromise and $170 million of other debt (of which $75 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

The Company has significant liabilities related to pension plans for its employees. The Company expects to make contributions to the pension plans in the range of $200 million to $250 million in 2004. The contributions will be made from the Company’s current cash balance and cash generated in the future. The Company’s pension related assets increased to $332 million at March 31, 2004 from $89 million at March 31, 2003, primarily due to contributions to the pension plans and return on plan assets, partially offset by additional service costs, interest cost accrued and amortization of prior actuarial losses. The Company’s recorded long term pension plan liability increased to $699 million at March 31, 2004 from $511 million at March 31, 2003. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP financing at March 31, 2004; however, approximately $82 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements in the ordinary course of business, such as securitization of accounts receivable, operating leases, and guarantees with respect to unconsolidated affiliates and other entities. There have been no significant changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2004.

Other than those effects inherent to the types of arrangements described, the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. During the first quarter 2004, there were no material changes to such contractual obligations outside the ordinary course of the Company’s business except that the Company entered into an agreement to purchase the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. for approximately $72 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ADOPTION OF NEW ACCOUNTING STANDARDS

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

In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (FIN 46R). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and applied the remainder of FIN 46R to its first quarter 2004 financial statements with no material effect.

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

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At March 31, 2004, a total of 60 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2004, the Company’s reserve for such liabilities was $17 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA, including liabilities associated with some of the PRP designations noted above. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

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

Please refer to the Company’s 2003 annual report on Form 10-K for the Company’s quantitative and qualitative disclosure about market risk.

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

Note 10 to the Consolidated Financial Statements, entitled “Contingent Liabilities and Other Matters”, is incorporated here by reference.

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

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Alfred M. Wolin from further participation in the Chapter 11 Cases. On October 15, 2003, the District Court entered an order withdrawing the reference of this matter from the USBC. On October 23, 2003, the District Court entered an order staying all discovery and other proceedings related to the motion until further order of the Court. On October 27, 2003, K&S filed an Emergency Petition for a Writ of Mandamus (the “Mandamus Petition”) with respect to the recusal motion in the United States Court of Appeals for the Third Circuit (the “Third Circuit”), seeking an order directing Judge Wolin either to recuse himself from the Chapter 11 Cases or to withdraw his order of October 23, 2003, and permit expedited discovery and an expedited briefing and hearing schedule with respect to the recusal motion. On October 28, 2003, the District Court issued an order setting forth certain procedures with respect to the recusal motion, including the provision by certain parties of affidavits and a briefing schedule with respect to the recusal motion. By orders dated October 30, 2003, and November 3, 2003, the Third Circuit stayed those proceedings in the Chapter 11 Cases for which the reference had been withdrawn from the USBC and which are pending solely before Judge Wolin; such orders do not affect other proceedings in the Chapter 11 Cases. The Third Circuit held a hearing on the Mandamus Petition on December 12, 2003. On December 18, 2003, the Third Circuit issued an order directing the District Court to vacate its October 23, 2003 stay of discovery, proceed with expedited discovery on the recusal motion, and issue a ruling on the recusal motion. On February 2, 2004, the District Court denied the recusal motion. The Third Circuit held a hearing on April 19, 2004 to review the District Court’s ruling.

ITEM 1.	LEGAL PROCEEDINGS (continued)

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 10 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which is captioned Credit Suisse First Boston v. Owens Corning, et al., seeks to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleges that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. Owens Corning has filed a motion to dismiss this action. Following a hearing in February 2004, the USBC continued the proceedings in order to allow the plaintiffs to conduct limited discovery. A pre-trial conference on this matter has been set for May 18, 2004.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A hearing on this matter has been set for May 18, 2004.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. See Note 1 to the Consolidated Financial Statements. Also see Part II, Item 1, above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1 to the Consolidated Financial Statements. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by Statement of Position (SOP) 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $75 million, as current on the Consolidated Balance Sheet as of March 31, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 2004.

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2004, there were no material changes to the procedures by which security holders may recommend nominees to Owens Corning’s board of directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See Exhibit Index below, which is incorporated here by reference.

(b)	Reports on Form 8-K.

During the quarter ended March 31, 2004, Owens Corning filed the following current report on Form 8-K:

•	Dated February 6, 2004, under Items 7 and 12, in connection with a press release of Owens Corning dated February 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING Registrant

Date: May 4, 2004	By:	/s/ MICHAEL H. THAMAN

Michael H. Thaman Chairman of the Board and Chief Financial Officer (as duly authorized officer)

Date: May 4, 2004	By:	/s/ ROY D. DEAN

Roy D. Dean Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit Number	Document Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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

(31)	Rule 13a-14(a)/15d-14(a) Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(32)	Section 1350 Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(99)	Subsidiaries of Owens Corning, as amended (filed herewith).