Form 10-Q
period 2004-06-30
OWENS CORNING
filed 2004-08-04
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

Yes ☐      No ☒

Shares of common stock, par value $0.10 per share, outstanding at June 30, 2004

55,343,098

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except per share data)
NET SALES	$1,441	$1,239	$2,650	$2,372
COST OF SALES	1,178	1,024	2,215	1,998

Gross margin	263	215	435	374

OPERATING EXPENSES
Marketing and administrative expenses	129	116	244	230
Science and technology expenses	11	10	22	21
Restructure costs (Note 8)	—	—	—	2
Chapter 11 related reorganization items (Notes 1 and 10)	28	38	38	70
Credit for asbestos litigation claims – Owens Corning (Note 10)	—	(4)	—	(4)
Other (Note 8)	1	12	3	4

Total operating expenses	169	172	307	323

INCOME FROM OPERATIONS	94	43	128	51
Interest expense, net	1	—	2	4

INCOME BEFORE INCOME TAX EXPENSE	93	43	126	47
Income tax expense	56	24	83	26

INCOME BEFORE MINORITY INTEREST AND EQUITY IN NET INCOME (LOSS) OF AFFILIATES	37	19	43	21
Minority interest	(1)	(1)	(3)	(4)
Equity in net income (loss) of affiliates	(3)	—	(2)	—

NET INCOME	$33	$18	$38	$17

NET INCOME PER COMMON SHARE
Basic net income per share (Note 13)	$0.59	$0.33	$0.68	$0.30

Diluted net income per share (Note 13)	$0.55	$0.30	$0.63	$0.28

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.2	55.3	55.1
Diluted	59.9	59.9	59.9	59.8

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30, 2004	December 31, 2003
	(In millions of dollars)
ASSETS
CURRENT
Cash and cash equivalents (Note 1)	$874	$1,005
Receivables, less allowances of $18 million in 2004 and $19 million in 2003	625	464
Inventories (Note 4)	445	390
Other current assets	44	29

Total current	1,988	1,888

OTHER
Restricted cash - asbestos and insurance related (Note 10)	166	166
Restricted cash, securities, and other - Fibreboard (Notes 10 and 11)	1,392	1,395
Deferred income taxes	1,152	1,310
Pension-related assets	302	338
Goodwill (Note 5)	187	138
Investment in affiliates	63	81
Other noncurrent assets (Note 15)	157	92

Total other	3,419	3,520

PLANT AND EQUIPMENT, at cost
Land	77	70
Buildings and leasehold improvements	785	789
Machinery and equipment	3,213	3,232
Construction in progress	104	96

	4,179	4,187
Accumulated depreciation	(2,213)	(2,237)

Net plant and equipment	1,966	1,950

TOTAL ASSETS	$7,373	$7,358

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	June 30, 2004	December 31, 2003
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable and accrued liabilities	$782	$767
Short-term debt	45	44
Long-term debt - current portion	47	53

Total current	874	864

LONG-TERM DEBT	64	73

OTHER
Pension plan liability	700	697
Other employee benefits liability	406	400
Other	186	143

Total other	1,292	1,240

LIABILITIES SUBJECT TO COMPROMISE (Notes 1 and 10)	9,202	9,258

COMPANY OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
MINORITY INTEREST	45	51

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	690	690
Accumulated deficit	(4,613)	(4,651)
Accumulated other comprehensive loss	(386)	(371)
Other	(1)	(2)

Total stockholders’ deficit	(4,304)	(4,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,373	$7,358

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income	$38	$17
Reconciliation of net cash from operating activities
Noncash items:
Provision for depreciation and amortization	111	101
Provision for impairment of fixed assets	—	28
Provision for deferred income taxes	42	(1)
Provision for pension and other employee benefits liability	58	60
Other	13	(3)
Increase in receivables	(153)	(112)
Increase in inventories	(49)	(88)
Increase (decrease) in accounts payable and accrued liabilities	10	(37)
Pension fund contribution	(3)	(7)
Payments for other employee benefits liability	(13)	(16)
Increase in restricted cash - asbestos and insurance related	—	(1)
Decrease (increase) in restricted cash, securities, and other - Fibreboard (Note 11)	3	(21)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	—	4
Other	(1)	54

Net cash flow from operations	56	(22)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(99)	(83)
Investment in subsidiaries, net of cash acquired	(74)	—
Proceeds from the sale of affiliate or business (Note 6)	6	61
Other	—	(1)

Net cash flow from investing	(167)	(23)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	—	4
Other reductions to long-term debt (Note 16)	(13)	(49)
Net increase in short-term debt	1	6
Subject to compromise (Note 1)	(5)	—
Other	2	—

Net cash flow from financing	(15)	(39)

Effect of exchange rate changes on cash	(5)	16

NET DECREASE IN CASH AND CASH EQUIVALENTS	(131)	(68)
Cash and cash equivalents at beginning of period	1,005	875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$874	$807

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

On October 5, 2000 (the “Petition Date”), Owens Corning and the 17 United States subsidiaries listed below (collectively with Owens Corning, the “Debtors”) filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”):

CDC Corporation	Integrex Testing Systems LLC
Engineered Yarns America, Inc.	HOMExperts LLC
Falcon Foam Corporation	Jefferson Holdings, Inc.
Integrex	Owens-Corning Fiberglas Technology, Inc.
Fibreboard Corporation	Owens Corning HT, Inc.
Exterior Systems, Inc.	Owens-Corning Overseas Holdings, Inc.
Integrex Ventures LLC	Owens Corning Remodeling Systems, LLC
Integrex Professional Services LLC	Soltech, Inc.
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

Overseeing Federal District Court

In late 2001, the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the “District Court”) before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”).

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Wolin from further participation in the Chapter 11 Cases. After various proceedings before the District Court and the United States Court of Appeals for the Third Circuit (the “Third Circuit”), on May 17, 2004, the Third Circuit entered an order requiring Judge Wolin to recuse himself from further participation in the Chapter 11 Cases. On May 27, 2004, the Third Circuit assigned Judge John P. Fullam of the United States District Court, Eastern District of Pennsylvania, to replace Judge Wolin in the Chapter 11 Cases. In addition, the Third Circuit assigned

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

other judges to sit on other of the cases that had previously been consolidated under the terms of the Administrative Consolidation, effectively terminating the consolidation. Owens Corning is unable to predict what impact the change in District Court Judge or the termination of the Administrative Consolidation will have on the timing, outcome, or other aspects of the Chapter 11 Cases.

Consequence of the Filing

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

On June 7, 2004, Owens Corning announced that an agreement in principle (the “Agreement in Principle”) had been reached with the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of Owens Corning’s pre-petition bondholders and trade creditors. Among other things, the Agreement in Principle provides that all holders of bonds, bank debt and senior trade debt would receive a recovery equal to 38.5% of their claims upon Owens Corning’s successful emergence from Chapter 11. The recoveries of all creditors are based on certain agreed and assumed values and would be comprised of cash, debt and equity. However, their actual recoveries could ultimately be higher or lower based on the value of the equity to be issued by Owens Corning upon emergence from Chapter 11 and other factors.

As a result of this Agreement in Principle, Owens Corning has now gained support for the Plan from all of its major creditor groups with the exception of the holders of the debt under the Pre-Petition Credit Facility, who continue to oppose the Plan.

It is expected that the Plan will be amended to reflect the terms of the Agreement in Principle. Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Although the Debtors intend to seek confirmation of the Plan, as amended to reflect the Agreement in Principle, there can be no assurance that such Plan will not be further amended prior to confirmation, nor can there be any assurance that such Plan will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the change in District Court Judge, the termination of the Administrative Consolidation, or the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

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

OTHER MATTERS FILED IN THE USBC

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 10 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which was captioned Credit Suisse First Boston v. Owens Corning, et al., sought to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleged that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. Following limited discovery by the plaintiffs, the proceeding was dismissed without prejudice by agreement of the parties, pursuant to order of the USBC dated June 23, 2004.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Creditors.

On or about May 24, 2004, Credit Suisse First Boston, Kensington International Limited, Springfield Associates LLC and Angelo Gordon filed a motion in the USBC requesting the appointment of a Chapter 11 Examiner to examine (i) allegations of improper conduct by management of the Debtors, (ii) alleged breaches of fiduciary duty by management of the Debtors resulting from the influence of the Legal Representative for the class of future asbestos claimants and the Official Committee of Asbestos Creditors on the process of developing a Plan and the tort estimation process, (iii) alleged connections between the asbestos plaintiffs’ interests, a Court appointed mediator, and the Debtors’ asbestos liability estimation firm, and (iv) other alleged improper conduct. Owens Corning, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Creditors have each filed responsive pleadings to the motion. Following a June 21, 2004 hearing, the USBC continued further proceedings on the motion pending issuance of a final order on the motion (described in the preceding paragraph) requesting appointment of a Chapter 11 trustee.

The Debtors believe that the two pending motions described above are without merit and intend to continue to vigorously oppose them in appropriate proceedings.

The Plan of Reorganization

Although the basic terms of the Plan, as amended to reflect the Agreement in Principle, have now been agreed to by all of Owens Corning’s major creditor constituencies, except the holders of its debt under the Pre-Petition Credit Facility, who continue to oppose the Plan, Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan, as amended to reflect the Agreement in Principle, provides for payment of 38.5% of the face amount of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. However, as described more fully below, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors, including the value of the shares of new common stock and notes to be issued by the Company. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

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

Although the Plan, as amended to reflect the Agreement in Principle, provides for unsecured creditors to recover 38.5% of their claims, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability. In addition, the Plan, as amended to reflect the Agreement in Principle, will provide that the unsecured creditors may elect to exchange cash or notes that they would otherwise be entitled to receive under the Plan for up to a maximum of 8 million shares of new Owens Corning common stock that would otherwise be distributable to asbestos claimants.

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Hearings concerning confirmation of the Plan began on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, are expected to be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation, or the effect, if any, of the change in District Court Judge, on the schedule or other aspects of the confirmation process.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, the Plan, as amended to reflect the Agreement in Principle, is expected to provide for certain “cramdown” provisions, whereby the Plan could be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the Plan and vote in favor of it.

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

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.5 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of June 30, 2004, approximately 6,100 of the Objectionable Claims, totaling approximately $3.9 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.9 billion. As of June 30, 2004, approximately 1,000 of these claims, totaling approximately $0.2 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.5 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

•	Approximately 5,000 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 10 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 10 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 10 to the Consolidated Financial Statements; environmental claims totaling approximately $189 million; and claims for contract rejections, totaling approximately $170 million, of which approximately $98 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2004.

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

The Debtors have executed tolling agreements with all 12 present and former officers and the director, as well as with certain other parties identified as having received potentially avoidable transfers. After initially being covered by a tolling agreement, the claim against the joint venture affiliate was subsequently released as part of a Bankruptcy Court approved settlement with the affiliate, entered into in connection with the affiliate’s separate bankruptcy proceedings.

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

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through June 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $585 million, of which $35 million relates to the second quarter of 2004, $69 million relates to the first six months of 2004, and $35 million and $70 million, respectively, relates to the same two periods of 2003.

At June 30, 2004, the Company had $874 million of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP Financing at June 30, 2004; however, approximately $82 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions of dollars)
NET SALES	$1,234	$1,074	$2,280	$2,061
COST OF SALES	1,042	915	1,966	1,791

Gross margin	192	159	314	270

OPERATING EXPENSES
Marketing and administrative expenses	114	102	214	204
Science and technology expenses	10	10	20	19
Restructure costs	—	—	—	2
Chapter 11 related reorganization items	28	38	38	70
Other	(16)	(8)	(29)	(18)

Total operating expenses	136	142	243	277

INCOME (LOSS) FROM OPERATIONS	56	17	71	(7)
Interest expense, net	1	1	1	2
Interest income from non-Debtors	13	14	27	28

INCOME BEFORE INCOME TAX EXPENSE	68	30	97	19
Income tax expense	47	21	73	18

INCOME BEFORE EQUITY IN NET INCOME (LOSS) OF AFFILIATES	21	9	24	1
Equity in net income (loss) of affiliates	1	(1)	1	(1)

NET INCOME	$22	$8	$25	$—

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

	June 30, 2004	December 31, 2003
	(In millions of dollars)
ASSETS
CURRENT
Cash and cash equivalents	$611	$645
Receivables (net of allowance for doubtful accounts)	493	334
Receivables - non-Debtors	1,042	1,032
Inventories	310	278
Other current assets	40	31

Total current	2,496	2,320

OTHER
Restricted cash - asbestos and insurance related	166	166
Restricted cash, securities, and other – Fibreboard	1,393	1,395
Deferred income taxes	1,005	1,170
Pension-related assets	225	257
Goodwill	54	54
Investment in affiliates	27	25
Investment in non-Debtor subsidiaries	762	757
Other noncurrent assets	117	47

Total other	3,749	3,871

PLANT AND EQUIPMENT, at cost
Land	39	39
Buildings and leasehold improvements	597	589
Machinery and equipment	2,271	2,253
Construction in progress	79	79

	2,986	2,960
Accumulated depreciation	(1,607)	(1,566)

Net plant and equipment	1,379	1,394

TOTAL ASSETS	$7,624	$7,585

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	June 30, 2004	December 31, 2003
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable and accrued liabilities	$573	$549
Accounts payable and accrued liabilities - non-Debtors	27	15
Long-term debt - current portion	(1)	1

Total current	599	565

LONG-TERM DEBT	6	6

OTHER
Pension plan liability	581	581
Other employee benefits liability	391	384
Other	152	123

Total other	1,124	1,088

LIABILITIES SUBJECT TO COMPROMISE	9,929	9,985

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	690	690
Accumulated deficit	(4,392)	(4,417)
Accumulated other comprehensive loss	(337)	(336)
Other	(1)	(2)

Total stockholders’ deficit	(4,034)	(4,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,624	$7,585

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income	$25	$—
Reconciliation of net cash from operating activities
Noncash items:
Provision for depreciation and amortization	79	73
Provision for impairment of fixed assets	—	28
Provision for deferred income taxes	44	18
Provision for pension and other employee benefits / liabilities	52	55
Other	13	(3)
Increase in receivables and receivables - non-Debtors	(167)	(202)
Increase in inventories	(33)	(34)
Increase in accounts payable and accrued liabilities and accounts payable and accrued liabilities - non-Debtors	32	8
Increase in restricted cash – asbestos and insurance related	—	(1)
Decrease (increase) in restricted cash, securities, and other - Fibreboard	3	(21)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	—	4
Other	(3)	26

Net cash flow from operations	45	(49)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(74)	(61)
Investment in subsidiaries, net of cash acquired	(1)	—
Proceeds from the sale of affiliate or business	—	61
Other	—	(1)

Net cash flow from investing	(75)	(1)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	—	2
Other reductions to long-term debt	—	(32)
Subject to compromise	(5)	—
Other	1	(1)

Net cash flow from financing	(4)	(31)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34)	(81)
Cash and cash equivalents at beginning of period	645	622

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$611	$541

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	June 30, 2004	December 31, 2003
	(In millions of dollars)
Accounts payable	$213	$213
Accrued interest payable	40	42
Debt	2,892	2,896
Income taxes payable	183	233
Reserve for asbestos litigation claims - Owens Corning	3,565	3,565
Reserve for asbestos-related claims - Fibreboard	2,309	2,309

Total consolidated	9,202	9,258

Payables to non-Debtors	727	727

Total Debtor	$9,929	$9,985

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income consist of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions of dollars)
Professional fees	$11	$22	$28	$41
Payroll and compensation	3	5	7	12
Settlement of Asian credit facility	—	—	—	18
Renegotiation of World Headquarters lease	—	21	—	21
Investment loss (income)	13	(13)	1	(25)
Other, net	1	3	2	3

Total	$28	$38	$38	$70

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT DATA

The Company has reviewed its segments in accordance with SFAS No. 131 and concluded that the aggregation of its operating segments into two reportable segments remains appropriate. The Company has reported financial and descriptive information about each of the Company’s two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions of dollars)
NET SALES
Reportable Segments

Building Materials Systems
United States	$1,063	$936	$1,951	$1,777
Europe	2	—	5	1
Canada and other	83	58	137	101

Total Building Materials Systems	1,148	994	2,093	1,879

Composite Solutions
United States	145	122	274	244
Europe	94	84	179	168
Canada and other	54	39	104	81

Total Composite Solutions	293	245	557	493

Total reportable segments	$1,441	$1,239	$2,650	$2,372

External Customer Sales by Geographic Region

United States	$1,208	$1,058	$2,225	$2,021
Europe	96	84	184	169
Canada and other	137	97	241	182

NET SALES	$1,441	$1,239	$2,650	$2,372

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT DATA (continued)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions of dollars)
INCOME FROM OPERATIONS
Reportable Segments

Building Materials Systems
United States	$108	$79	$154	$146
Europe	—	—	—	(1)
Canada and other	17	10	22	14

Total Building Materials Systems	125	89	176	159

Composite Solutions
United States	6	—	5	3
Europe	8	6	6	9
Canada and other	12	9	21	19

Total Composite Solutions	26	15	32	31

Total reportable segments	$151	$104	$208	$190

Geographic Regions

United States	$114	$79	$159	$149
Europe	8	6	6	8
Canada and other	29	19	43	33

Total reportable segments	$151	$104	$208	$190

Reconciliation to Consolidated Income Before Income Tax Expense

Restructuring and other charges (Note 8)	—	(13)	5	(43)
Chapter 11 related reorganization items (Note 1)	(28)	(38)	(38)	(70)
Credit for asbestos litigation claims	—	4	—	4
General corporate expense	(29)	(14)	(47)	(30)
Interest expense, net	(1)	—	(2)	(4)

CONSOLIDATED INCOME BEFORE INCOME TAX EXPENSE	$93	$43	$126	$47

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	GENERAL

The consolidated financial statements included in this Report are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. Certain reclassifications have been made to the periods presented for 2003 to conform to the classifications used in the periods presented for 2004.

In connection with the consolidated financial statements and notes included in this Report, reference is made to the consolidated financial statements and notes thereto contained in the Company’s 2003 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

4.	INVENTORIES

Inventories are summarized as follows:

	June 30, 2004	December 31, 2003
	(In millions of dollars)
Finished goods	$396	$362
Materials and supplies	148	123

FIFO inventory	544	485
Excess of FIFO over LIFO	(99)	(95)

Total inventories	$445	$390

Approximately $138 million and $144 million of total inventories were valued using the LIFO method at June 30, 2004 and December 31, 2003, respectively.

5.	GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company conducts its annual review for impairment in the second quarter. The 2004 and 2003 reviews resulted in no change to recorded goodwill.

Excluding fluctuations in currency, the only change in goodwill during the quarter or six month periods ended June 30, 2004 was the result of the Company’s purchase of the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. (See Note 6). This purchase, subject to further adjustment, resulted in recording approximately $51 million of goodwill. The $187 million balance of goodwill at June 30, 2004 was made up of $45 million for the Composite Solutions segment and $142 million for the Building Materials Systems segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLES (continued)

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million for the first six months of 2004 and $2 million for the first six months of 2003. The Company estimates that amortization of intangibles will be approximately $3 million annually for each of the next five years. The components of other intangible assets are as follows:

	June 30, 2004
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization
	(In millions of dollars)
Contract-based	7	$6	$2
Technology-based	13	16	10
Marketing-related	8	14	11

		$36	$23

6.	ACQUISITIONS AND DIVESTITURES OF BUSINESSES

Acquisitions

On April 2, 2004, the Company purchased the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. (“OC Mexico”) for approximately $72 million, subject to further adjustment. This purchase will allow the Company to have a strong operating position in Mexico, as well as supply low-cost manufacturing capacity to service the North American market for both fiberglass insulation and reinforcements. The Company accounted for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed will be recorded at their fair values. During the first quarter of 2004, this affiliate was accounted for under the equity method. The Company began consolidating this subsidiary in April 2004.

Divestitures

During the second quarter of 2003, the Company received Bankruptcy Court approval to sell the assets of its metal systems business. Net proceeds from the sale were $50 million, of which $40 million were received in the second quarter of 2003. A pretax loss of approximately $14 million was realized from the sale. Additionally, the Company received Bankruptcy Court approval to sell the assets of its mineral wool business. Net proceeds from the sale of $8 million were received in the second quarter of 2003. A pretax gain of approximately $1 million was realized from the sale.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the six months ended June 30, 2004 is as follows:

(In millions of dollars)
Balance at December 31, 2003	$48
Amounts accrued	10
Settlements of warranty claims	(10)

Balance at June 30, 2004	$48

8.	RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

2004

During the first quarter of 2004, the Company recorded a pretax credit to cost of sales in the Consolidated Statement of Income of approximately $5 million. The $5 million credit represents an adjustment to reserves, originally recorded as cost of sales, estimated in 2002 for the shutdown costs of a manufacturing facility, which was sold in the first quarter of 2004.

2003

In the second quarter of 2003, the Company recorded a pretax charge of approximately $13 million, consisting of a $14 million loss on the sale of the Company’s metal systems business, offset by a $1 million credit representing the gain on the sale of assets of the Company’s mineral wool business. Such $13 million charge, along with a net $1 million credit for various other items, was reflected in the Consolidated Statement of Income under the caption, “Other”. See Note 6 to the Consolidated Financial Statements for additional information concerning these sales.

During the first quarter of 2003, the Company recorded $30 million in pretax charges, comprised of a $2 million pretax restructure charge (classified as a separate component of operating expense in the Consolidated Statement of Income) and a charge of $28 million to cost of sales. The $2 million restructure charge represented additional non-cash asset write-downs of previously closed non-strategic facilities to fair value. The $28 million charge to cost of sales represented the additional write-down of two groups of assets in the Building Materials segment to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market condition.

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

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following table provides information regarding pension expense recognized during the year:

	Quarter Ended June 30,
	2004			2003
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost
Service cost	$5	$1	$6	$4	$1	$5
Interest cost	15	5	20	13	4	17
Expected return on plan assets	(13)	(5)	(18)	(12)	(3)	(15)
Amortization of transition amount	—	(1)	(1)	—	(1)	(1)
Amortization of actuarial loss	10	3	13	6	2	8

Net periodic pension cost	$17	$3	$20	$11	$3	$14

	Six Months Ended June 30,
	2004			2003
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost
Service cost	$11	$1	$12	$8	$1	$9
Interest cost	29	10	39	28	8	36
Expected return on plan assets	(27)	(9)	(36)	(24)	(7)	(31)
Amortization of transition amount	—	(1)	(1)	(1)	(1)	(2)
Amortization of actuarial loss	20	5	25	12	4	16

Net periodic pension cost	$33	$6	$39	$23	$5	$28

Owens Corning expects to contribute $200 to $250 million in cash to the pension plans during 2004. The contributions are subject to legislative changes and approval of the Bankruptcy Court.

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

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following table provides the components of net periodic benefits cost for aggregated U.S. and Non-U.S. Plans for the year:

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In millions of dollars)
Components of Net Periodic Pension Cost
Service cost	$2	$4	$3	$7
Interest cost	7	9	14	17
Amortization of loss	2	2	4	5
Amortization of prior service cost	(2)	—	(3)	—

Net periodic benefits cost	$9	$15	$18	$29

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”) became law. The MPD Act expanded Medicare to include for the first time coverage for prescription drugs. Owens Corning sponsors retiree medical programs and the Company expects that this legislation will eventually reduce the Company’s costs for some of these programs. Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event, the Company, as permitted under FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” made a one-time election to defer financial recognition of this legislation. As a result, measures of the accumulated postretirement benefits obligation and net periodic postretirement benefits cost included in these financial statements do not reflect the effects of the MPD Act. When implemented, these regulations could require the Company to change previously reported information.

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

As more fully discussed in Note 1 to the Consolidated Financial Statements and under the heading “Reserve” below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors and expect to file, together with the Official Committee of Unsecured Creditors and certain other unsecured creditors, a proposed fifth amended joint plan of reorganization reflecting the terms of the Agreement in Principle discussed in Note 1 to the Consolidated Financial Statements. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed.

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At June 30, 2004, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

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

As of June 30, 2004, a reserve of approximately $3.6 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Reserve for asbestos litigation claims”.

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

As noted above and in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors and expect to file, together with the Official Committee of Unsecured Creditors and certain other unsecured creditors, a proposed fifth amended joint plan of reorganization reflecting the terms of the Agreement in Principle discussed in Note 1 to the Consolidated Financial Statements. The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. In this regard, the Company’s bank and bond creditor groups, for example, have continued to assert that such aggregate liability does not exceed the amount of Owens Corning’s existing reserves. It is therefore anticipated that the number and estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed.

At June 30, 2004, the approximate balances of the components of Owens Corning’s asbestos-related reserve were:

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

As discussed in Item A above and under the heading “Reserve” below, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors (including Fibreboard) and expect to file, together with the Official Committee of Unsecured Creditors and certain other unsecured creditors, a proposed fifth amended joint plan of reorganization reflecting the terms of the Agreement in Principle discussed in Note 1 to the Consolidated Financial Statements. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Fibreboard’s (and Owens Corning’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed.

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

As of June 30, 2004, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.265 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 11 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At June 30, 2004, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 11 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, this reserve was increased in the third quarter of 2002 through a charge to income of $975 million. As of June 30, 2004, a reserve of approximately $2.3 billion in respect of these asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing, including those set forth in Item A above. In addition, as noted above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors (including Fibreboard) and expect to file, together with the Official Committee of Unsecured Creditors and certain other unsecured creditors, a proposed fifth amended joint plan of reorganization reflecting the terms of the Agreement in Principle discussed in Note 1 to the Consolidated Financial Statements. The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. In this regard, the Company’s bank and bond creditor groups, for example, have continued to assert that such aggregate liability does not exceed the amount of Owens Corning’s existing

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

reserves. It is therefore anticipated that the number and estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed. In light of the above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization ultimately confirmed.

At June 30, 2004, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

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

ITEM C. - OTHER ASBESTOS-RELATED MATTERS

Other Asbestos-Related Litigation

As previously reported, the Company believes that it has spent significant amounts to resolve claims of asbestos claimants whose injuries were caused or exacerbated by cigarette smoking. As described below, Owens Corning and Fibreboard instituted litigation against tobacco companies to obtain payment of monetary damages (including punitive damages) for payments made by Owens Corning and Fibreboard to asbestos claimants who developed smoking-related diseases.

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

In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard is pending in the Superior Court for Alameda County, California against the same tobacco companies. In August 2001, the defendants filed motions to dismiss Owens Corning’s and Fibreboard’s claims on the basis of the decision in the Mississippi lawsuit as well as California law. As the result of a hearing on these motions on November 20, 2001, the California court denied the motion to dismiss Fibreboard’s claims on the basis of the decision in the Mississippi lawsuit and otherwise stayed the proceeding pending the outcome of the Mississippi suit. The proceeding remains stayed. There can be no assurance that this litigation will go to trial or be successful.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Insurance

As of June 30, 2004, Owens Corning’s consolidated financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

Also as previously reported, during the second quarter of 2003, Owens Corning received an additional $4 million payment in respect of a previous settlement with a bankrupt insurance carrier concerning coverage for asbestos-related personal injury claims. This amount was recorded as pre-tax income in the second quarter of 2003.

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

On or about September 2, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. Owens Corning is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under the Pre-Petition Credit Facility, alleges causes of action (1) against all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the Pre-Petition Credit Facility. The complaint seeks an unspecified amount of damages. On October 6, 2003, the Company filed in the USBC a Complaint for Temporary Restraining Order, Preliminary Injunction and Enforcement of the Automatic Stay, requesting a preliminary injunction against further prosecution of the suit until after confirmation of a plan of reorganization for the Company. By order of the USBC, the New York action has been stayed until August 23, 2004. Owens Corning believes that the claim is without merit.

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

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 25,000 proofs of claim (including the claims described below under the headings “PBGC Claim”, “Tax Claim” and “Specialty Roofing Claim”), totaling approximately $16.4 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. For further information concerning these claims, see Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”.

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

TAX CLAIM

Owens Corning’s federal income tax returns typically are audited by the Internal Revenue Service (“IRS”) in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to the Filing, the IRS also accelerated and completed the audit for the years ended 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS has asserted claims for approximately $390 million in income taxes plus interest of approximately $175 million. The Company is involved in settlement negotiations with the IRS and expects to resolve these claims on a more favorable basis.

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

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class and to lift the automatic stay of proceedings as to post-petition claimants with respect to such product. A hearing on the pre-petition class certification has been set for January 2005 and the USBC has continued proceedings with respect to the lift stay motion until January 2005. Based upon its historic experience with servicing its warranty program for such product, Owens Corning does not believe that the class action claim is meritorious.

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

The Debtors have executed tolling agreements with all 12 present and former officers and the director, as well as with certain other parties identified as having received potentially avoidable transfers. After initially being covered by a tolling agreement, the claim against the joint venture affiliate was subsequently released as part of a Bankruptcy Court approved settlement with the affiliate, entered into in connection with the affiliate’s separate bankruptcy proceedings.

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

L’ARDOISE, FRANCE MANUFACTURING FACILITY

In the fourth quarter of 2003, the Company experienced a flood at its L’Ardoise, France manufacturing facility. This facility is insured for property damage and business interruption losses relating to such events, subject to a $5 million deductible (which was expensed in 2003) and applicable policy limits. The Company estimates it has incurred, or will incur, a total of $50 to $60 million of property damage costs and business interruption losses associated with the L’Ardoise flood, which the Company believes will be substantially covered by insurance. In connection with the flood, the Company has recorded approximately $12 million in receivables for property damage costs, offset by an $18 million insurance advance. In addition, approximately $10 million of business interruption costs have been expensed and $10 million of capital expenditures have been recorded. Should the expected insurance recoveries not be received, they could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken and capital expenditures recorded in periods before the insurance receipts are recorded.

11.	FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 10 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of June 30, 2004, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be

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

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At June 30, 2004, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 10, Item B, to the Consolidated Financial Statements). As of June 30, 2004, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”. At June 30, 2004, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $2.309 billion.

For accounting purposes, the Trust Assets are classified as “trading securities” and are reported in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, marketable securities classified as trading securities are recorded at fair market value. Unrealized increase/decrease in fair market value is reflected as an increase/decrease in the carrying amount of such assets on the Consolidated Balance Sheet as well as a decrease/increase in Chapter 11 related reorganization items on the Consolidated Statement of Income. Earnings and realized gains/losses are reflected as an increase/decrease in the carrying amount of such assets on the Consolidated Balance Sheet as well as a decrease/increase in Chapter 11 related reorganization items on the Consolidated Statement of Income. Cost for purposes of computing realized gains/losses is determined using the specific identification method.

Through the third quarter of 2002, the residual obligation to charity, included in liabilities subject to compromise on the Consolidated Balance Sheet, increased/decreased with the related decrease/increase to other expense/income on the Consolidated Statement of Income. As of September 30, 2002, the residual obligation to charity was reclassified to Fibreboard’s reserve for asbestos litigation claims as the asbestos-related liabilities exceeded the Trust Assets. Consequently, for periods subsequent to the third quarter of 2002, no amounts have been recorded to the residual obligation to charity, and earnings/losses on Trust Assets have been recorded as Chapter 11 related reorganization items.

Results for the Periods Ended June 30, 2004 and 2003

The Trust Assets generated interest/dividend earnings of approximately $14 million and $15 million, respectively, during the second quarters of 2004 and 2003, and $29 million for the first six months of both years. These amounts were recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	FIBREBOARD SETTLEMENT TRUST (continued)

During the second quarters of 2004 and 2003, the Company recorded unrealized losses related to the fair market value adjustment for those securities designated as trading securities of approximately $24 million and $1 million, respectively, as a change in the carrying amount of the assets on the Consolidated Balance Sheet. For the six months ended June 30, 2004 and 2003, the Company recorded losses of $27 million and $6 million, respectively. These losses were recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income.

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarterly or six month periods ended June 30, 2004 or 2003. No payments were made for taxes during the quarterly or six month periods ended June 30, 2004 or 2003. The sale of securities resulted in a realized loss of approximately $4 million and $1 million during the second quarters of 2004 and 2003, respectively (a loss of $5 million and $2 million, respectively, during the first six months of such years). Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

At June 30, 2004, the fair value of Trust Assets and Administrative Deposits was $1.392 billion, which was comprised of Trust Assets of $1.265 billion of marketable securities and Administrative Deposits of $127 million.

The following table summarizes Trust and Administrative Deposits activity for the six months ended June 30, 2004:

	Balance 12/31/03	Interest and Dividends	Unrealized Loss	Realized Loss	Other	Balance 6/30/04
	(In millions of dollars)
Assets
Trust Assets:
Marketable securities - trading	$1,268	$29	$(27)	$(5)	$—	$1,265
Administrative Deposits	127	—	—	—	—	127

Total assets	$1,395	$29	$(27)	$(5)	$—	$1,392

Liabilities
Accounts payable	$19	$—	$—	$—	$—	$19
Asbestos litigation claims	2,309	—	—	—	—	2,309

Total Trust liabilities	2,328	—	—	—	—	2,328
Liabilities in excess of assets	(933)	29	(27)	(5)	—	(936)

Total Trust liabilities net of liabilities in excess of assets	$1,395	$29	$(27)	$(5)	$—	$1,392

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	STOCK COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (SFAS No. 148) for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS No. 123 and SFAS No. 148. The expenses recorded in the quarterly and six month periods ended June 30, 2004 and 2003 were not material.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below. The stock based compensation adjustments recorded below are for stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects.

	Quarter Ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In millions of dollars)
	(except per share amounts)
Net income, as reported	$33	$18	$38	$17
Total stock-based compensation adjustments	—	(1)	—	(2)

Pro forma net income	$33	$17	$38	$15

Basic net income per share
As reported	$0.59	$0.33	$0.68	$0.30
Pro forma	0.59	0.31	0.68	0.27
Diluted net income per share
As reported	$0.55	$0.30	$0.63	$0.28
Pro forma	0.55	0.29	0.63	0.25

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income used for basic and diluted earnings per share (millions)	$33	$18	$38	$17

Weighted-average number of shares outstanding used for basic earnings per share (thousands)	55,310	51,169	55,305	55,134
Non-vested restricted shares (thousands)	34	106	39	113
Deferred awards (thousands)	24	24	24	24
Shares from assumed conversion of preferred securities (thousands)	4,566	4,566	4,566	4,566

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share (thousands)	59,934	59,865	59,934	59,837

14.	COMPREHENSIVE INCOME

The Company’s comprehensive income for the quarters ended June 30, 2004 and 2003 was $24 million and $53 million, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003 was $23 million and $60 million, respectively. The Company’s comprehensive income includes: (1) net income; (2) currency translation adjustments; (3) minimum pension liability adjustments; and (4) deferred gains and losses on certain hedging transactions to record at fair value.

15.	INCOME TAXES

The Company’s effective tax rate was 60% for the second quarter of 2004, resulting in a 66% rate for the first half of 2004. The Company currently projects that its effective tax rate for the full year 2004 will be 51%, compared to 56% for the full year 2003. Based on recent legislation and enforcement related to the deductibility of certain items for state tax, the Company increased its valuation allowance by approximately $12 million in the second quarter of 2004. The effective tax rates for 2004 reflect the aforementioned item and reserves associated with the deductibility of Chapter 11 related reorganization expenses. The effective tax rates for 2003 reflect reserves associated with the deductibility of Chapter 11 related reorganization expenses.

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

The Bonds, which had a par value at the purchase date of approximately $53 million, were purchased in exchange for cash payments totaling approximately $32 million. Such payments resulted in the Company reducing the lease liability by the $32 million. Also as part of the agreement, the Company allowed the selling bondholders a claim in its Chapter 11 proceedings of approximately $21 million related to the discount on the purchase of the Bonds. The Company recorded a liability Subject to Compromise in its Consolidated Balance Sheet and a Chapter 11 related reorganization item in its Consolidated Statement of Income related to this claim.

17.	ACCOUNTING PRONOUNCEMENTS

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	ACCOUNTING PRONOUNCEMENTS (continued)

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. Effective December 31, 2002, the Company adopted the amendments to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), provided in paragraphs 2(a)-2(e) of this Statement. Effective January 1, 2003, the Company adopted the amendment to SFAS No. 123 provided in paragraph 2(f) of this Statement, and the amendment to Opinion 28 provided in paragraph 3. The effect of adoption was not material to the Company. Please see Note 12 to the Consolidated Financial Statements for additional information concerning Stock Compensation.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “likely”, “may”, “plan”, “project”, “strategy”, “will”, and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

•	competitive factors

•	pricing pressures

•	availability and cost of energy and materials

•	construction activity

•	interest rate movements

•	issues involving implementation of new business systems

•	achievement of expected cost reductions and/or productivity improvements

•	developments in and the outcome of the Chapter 11 proceedings described below

•	general economic and political conditions, including new legislation

•	foreign exchange fluctuations

•	the success of research and development activities

•	difficulties or delays in manufacturing

•	labor disputes

•	issuance of new laws or regulations

OVERVIEW

Chapter 11 Proceedings

The Company is nearing the end of the fourth year of our Chapter 11 reorganization to resolve our asbestos liability. Our strategy for managing the Chapter 11 process has been to steadily advance our case while attempting to facilitate a consensual Plan of Reorganization supported by all of our creditors (“Consensual Plan”). We believe that a Consensual Plan will allow us to emerge from Chapter 11 earlier than our current track while still maximizing the value of our estate for all creditors.

We have been unable to reach a Consensual Plan to date. However, in recent months we have made progress towards that goal. In June of this year, we announced an agreement that allowed the official representatives of the holders of our pre-petition bond and trade debt, the Official Committee of Asbestos Claimants, and the Legal Representative for the class of future asbestos claimants to support our proposed Plan of Reorganization (our “Plan”), as revised per the agreement. We now have only one class of creditors, the holders of our pre-petition bank debt, that continues to oppose our Plan as so revised.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Under the terms of the recently-announced agreement, our bondholders, trade creditors and holders of our bank debt would receive a recovery of approximately 38.5% of the total amount of their claims, based on certain assumptions. We intend to amend our existing Plan to reflect this agreement. Because the holders of our bank debt do not support the terms of the agreement, however, we expect them to continue to oppose our efforts to move our Plan forward towards emergence.

There are three primary factors that have thus far prevented us from reaching a fully Consensual Plan with our Creditors:

(1) First, the holders of our bank debt believe that our Plan should not be conditioned upon substantive consolidation. They believe that certain guarantees provided to them by subsidiaries of the Company (including several that currently are not Debtors) should allow them to receive a higher recovery than other creditors. The Company, along with all other classes of creditors, believes that substantive consolidation is appropriate.

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

(3) The third factor is the significant disagreement as to the value of the Company’s current and future asbestos liability. Our Plan provides that the liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard will be determined by the Court as part of the confirmation of our Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have to date reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Our non-asbestos creditors have indicated that they believe that the amount of such liability is significantly lower than $16 billion. The determination of the value of the aggregate asbestos liability could significantly impact the relative recoveries of the parties.

We believe that the uncertainty surrounding these three factors, among others, has made it difficult for all of our creditors to reach a Consensual Plan to date. Without a Consensual Plan, our only alternative is to proceed with a Plan of Reorganization that is supported by most, but not all, of our creditors.

A significant development occurred in May when the Third Circuit Court of Appeals, in a 2 to 1 split decision, decided to recuse federal district judge Alfred Wolin from our case. The Third Circuit had previously appointed Judge Wolin to supervise all activities in our Chapter 11 case, as well as several other ongoing asbestos-related Chapter 11 cases. The Third Circuit based its decision to recuse Judge Wolin on an appearance of impropriety, and it stressed that there was no evidence of any actual conflict or impropriety on the part of Judge Wolin. The appearance of impropriety arose from the fact that Judge Wolin had appointed several individuals to advise him regarding asbestos issues, and those individuals represented the interests of future asbestos claimants in another unrelated Chapter 11 case. The Third Circuit was also concerned about ex parte meetings that Judge Wolin had with many of the parties involved in our Chapter 11 proceedings. On May 27, the Third Circuit then appointed Judge John P. Fullam to replace Judge Wolin. Judge Fullam is an experienced Federal District Court Judge from the Eastern District of Pennsylvania (Philadelphia). At this point, we are unable to predict what impact, if any, this change in District Court Judge may have on the timing or other aspects of our Chapter 11 proceedings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our going forward strategy is two-fold: (1) continue to look for a compromise that will result in a Consensual Plan supported by all of our creditors and, otherwise, (2) proceed as quickly as possible to confirm our Plan, including obtaining judicial resolution of the two significant open issues in our case (asbestos valuation and substantive consolidation).

As long as the holders of our bank debt continue to oppose our Plan of Reorganization, it is difficult to estimate when we will emerge from Chapter 11. There does not appear to be any realistic way for the Company to emerge in 2004. However, for the foreseeable future, we do not believe that continuing to operate in Chapter 11 will inhibit our ability to successfully run our business.

Results of Operations

The Company’s 2004 net sales and income from operations continued to outpace the comparable period in the prior year. The following factors had significant impact during the first half of 2004 and continue into the third quarter:

•	Strength in the United States housing market has continued to drive volumes in the majority of our Building Materials product lines. This strength has provided us opportunities to continue to invest in capacity and improve sales volumes in the Building Materials Systems segment.

•	An improving global economy has increased demand for glass fibers used in the construction, transportation, consumer, industrial, and infrastructure markets. This increased demand has benefited the Composite Solutions segment in improved operating performance.

•	Both reportable segments have experienced inflation pressures, primarily associated with energy related commodities and services due to increased global demand and uncertainties associated with oil supplies.

These factors, along with lower Chapter 11 related reorganization items, assisted the Company in achieving income from operations for the six months ended June 30, 2004 of $128 million, compared to $51 million for the same period of 2003. However, because of the nature of certain of the costs and expenses that impact reported income from operations, management does not find it to be the most useful financial measure of the Company’s on-going operational performance. Rather, when management reviews the Company’s year-to-year operational performance, we typically look at income from operations excluding Chapter 11 related reorganization items, restructuring and other charges, and provision (credit) for asbestos litigation claims (recoveries). To help understand that measure of on-going operational performance, you can refer to the segmental data appearing in Note 2 to the Consolidated Financial Statements. Using that data, we would typically compare year-to-year operations on the basis of income before income tax expense on a total reportable segment basis reduced only by general corporate expense. On that basis, the Company’s income from operations, while essentially flat for the first six months compared to last year, improved approximately 35% for the second quarter.

During the second quarter of 2004, Building Materials markets remained strong as the result of a continued attractive interest rate environment for mortgages and refinancing, which drove strong new residential construction and remodeling markets. Income from operations was up 40%, driven primarily by higher volume, improved pricing, and improved manufacturing productivity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In Composite Solutions, income from operations improved 67% for the second quarter of 2004, compared to the same period of 2003, but was flat for the first six months of both years. Results for both periods of 2004 reflect higher volumes, offset by year over year price pressures and higher energy related costs.

Looking ahead, we are somewhat optimistic about the U.S. economy for the remainder of 2004. Our businesses are sensitive to interest rates in North America as they have a significant impact on new residential construction, residential remodeling markets, and automotive markets, which are major end-use markets for many of our products. While interest rates have increased recently, we continue to experience historically low rates, which is advantageous to our businesses. An environment of rising interest rates would create a concern for us as we look ahead.

The Company’s 2003 safety initiative in asking all employees to make an unconditional commitment to work safely continues to be our priority. This initiative has resulted in reducing our recordable injuries 24% in the first half of 2004 compared to 2003. Our goals for the remainder of 2004 call for continued progress in our unconditional commitment to working safely. We also intend to continue efforts for focusing all the employees of the Company on serving our customers and meeting the needs of our markets. Both our Building Materials and Composite Solutions businesses will continue to be focused on improving gross margin performance.

VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On October 5, 2000 (the “Petition Date”), Owens Corning and the 17 United States subsidiaries listed below (collectively with Owens Corning, the “Debtors”) filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”):

CDC Corporation	Integrex Testing Systems LLC
Engineered Yarns America, Inc.	HOMExperts LLC
Falcon Foam Corporation	Jefferson Holdings, Inc.
Integrex	Owens-Corning Fiberglas Technology, Inc.
Fibreboard Corporation	Owens Corning HT, Inc.
Exterior Systems, Inc.	Owens-Corning Overseas Holdings, Inc.
Integrex Ventures LLC	Owens Corning Remodeling Systems, LLC
Integrex Professional Services LLC	Soltech, Inc.
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

Overseeing Federal District Court

In late 2001, the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the “District Court”) before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”).

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Wolin from further participation in the Chapter 11 Cases. After various proceedings before the District Court and the United States Court of Appeals for the Third Circuit (the “Third Circuit”), on May 17, 2004, the Third Circuit entered an order requiring Judge Wolin to recuse himself from futher participation in the Chapter 11 Cases. On May 27, 2004, the Third Circuit assigned Judge John P. Fullam of the United States District Court, Eastern District of Pennsylvania, to replace Judge Wolin in the Chapter 11 Cases. In addition, the Third Circuit assigned other judges to sit on other of the cases that had previously been consolidated under the terms of the Administrative Consolidation, effectively terminating the consolidation. Owens Corning is unable to predict what impact the change in District Court Judge or the termination of the Administrative Consolidation will have on the timing, outcome, or other aspects of the Chapter 11 Cases.

Consequence of the Filing

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

On June 7, 2004, Owens Corning announced that an agreement in principle (the “Agreement in Principle”) had been reached with the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of Owens Corning’s pre-petition bondholders and trade creditors. Among other things, the Agreement in Principle provides that all holders of bonds, bank debt and senior trade debt would receive a recovery equal to 38.5% of their claims upon Owens Corning’s successful emergence from Chapter 11. The recoveries of all creditors are based on certain agreed and assumed values and would be comprised of cash, debt and equity. However, their actual recoveries could ultimately be higher or lower based on the value of the equity to be issued by Owens Corning upon emergence from Chapter 11 and other factors.

As a result of this Agreement in Principle, Owens Corning has now gained support for the Plan from all of its major creditor groups with the exception of the holders of the debt under the Pre-Petition Credit Facility, who continue to oppose the Plan.

It is expected that the Plan will be amended to reflect the terms of the Agreement in Principle. Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court.

Although the Debtors intend to seek confirmation of the Plan, as amended to reflect the Agreement in Principle, there can be no assurance that such Plan will not be further amended prior to confirmation, nor can there be any assurance that such Plan will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the change in District Court Judge, the termination of the Administrative Consolidation, or the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

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

OTHER MATTERS FILED IN THE USBC

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 10 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which was captioned Credit Suisse First Boston v. Owens Corning, et al., sought to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleged that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. Following limited discovery by the plaintiffs, the proceeding was dismissed without prejudice by agreement of the parties, pursuant to order of the USBC dated June 23, 2004.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Creditors.

On or about May 24, 2004, Credit Suisse First Boston, Kensington International Limited, Springfield Associates LLC and Angelo Gordon filed a motion in the USBC requesting the appointment of a Chapter 11 Examiner to examine (i) allegations of improper conduct by management of the Debtors, (ii) alleged breaches of fiduciary duty by management of the Debtors resulting from the influence of the Legal Representative for the class of future asbestos claimants and the Official Committee of Asbestos Creditors on the process of developing a Plan and the tort estimation process, (iii) alleged connections between the asbestos plaintiffs’ interests, a Court appointed mediator, and the Debtors’ asbestos liability estimation firm, and (iv) other alleged improper conduct. Owens Corning, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Creditors have each filed responsive pleadings to the motion. Following a June 21, 2004 hearing, the USBC continued further proceedings on the motion pending issuance of a final order on the motion (described in the preceding paragraph) requesting appointment of a Chapter 11 trustee.

The Debtors believe that the two pending motions described above are without merit and intend to continue to vigorously oppose them in appropriate proceedings.

The Plan of Reorganization

Although the basic terms of the Plan, as amended to reflect the Agreement in Principle, have now been agreed to by all of Owens Corning’s major creditor constituencies, except the holders of its debt under the Pre-Petition Credit Facility, who continue to oppose the Plan, Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

current Plan, as amended to reflect the Agreement in Principle, provides for payment of 38.5% of the face amount of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. However, as described more fully below, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors, including the value of the shares of new common stock and notes to be issued by the Company. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

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

Although the Plan, as amended to reflect the Agreement in Principle, provides for unsecured creditors to recover 38.5% of their claims, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability. In addition, the Plan, as amended to reflect the Agreement in Principle, will provide that the unsecured creditors may elect to exchange cash or notes that they would otherwise be entitled to receive under the Plan for up to a maximum of 8 million shares of new Owens Corning common stock that would otherwise be distributable to asbestos claimants.

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Hearings concerning confirmation of the Plan began on April 8, 2003. Any disagreements raised by creditors with the terms of the Plan, including with respect to the appropriateness of substantive consolidation, are expected to be handled through litigation as part of the confirmation process. Owens Corning is unable to predict the outcome of such litigation, or the effect, if any, of the change in District Court Judge, on the schedule or other aspects of the confirmation process.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, the Plan, as amended to reflect the Agreement in Principle, is expected to provide for certain “cramdown” provisions, whereby the Plan could be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the Plan and vote in favor of it.

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

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.5 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of June 30, 2004, approximately 6,100 of the Objectionable Claims, totaling approximately $3.9 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.9 billion. As of June 30, 2004, approximately 1,000 of these claims, totaling approximately $0.2 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.5 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.5 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.7 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion under the heading “Tax Claim” in Note 10 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 10 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 10 to the Consolidated Financial Statements; environmental claims totaling approximately $189 million; and claims for contract rejections, totaling approximately $170 million, of which approximately $98 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2004.

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

RESULTS OF OPERATIONS

Sales and Profitability for the Quarter Ended June 30, 2004 and 2003

NET SALES

Net sales for the quarter ended June 30, 2004 were $1.441 billion, a 16% increase from the 2003 level of $1.239 billion. In Building Materials, sales were up 15%, reflecting volume increases due to growth in the North American housing and remodeling markets and consolidation of OC Mexico, our former Mexican affiliate, which become wholly owned in April 2004. In Composite Solutions, sales were up 20% from last year, reflecting increased volume in our core business, favorable changes in foreign currency exchange rates, and the consolidation of OC Mexico. Composite Materials pricing was lower than in the second quarter 2003.

Sales outside the United States represented 16% of total sales for the quarter ended June 30, 2004, compared to 15% during the same time period in 2003. The increase was primarily attributable to our expansion in Mexico through the acquisition of OC Mexico, as well as the impact of selling our U.S.-based metal systems assets and the exiting of certain other U.S.-based product lines in 2003, and the impact of favorable changes in foreign currency exchange rates in 2004.

GROSS MARGIN

Gross margin for the quarter ended June 30, 2004 increased to 18% of net sales, a 1% increase from the second quarter of 2003. The increase in 2004 resulted primarily from increased prices for some products and improved manufacturing performance, partially offset by higher delivery, energy and material costs. Other factors impacting the comparative gross margin results were business interruption costs in 2004 of $4 million associated with the flood in L’Ardoise, France and a benefit in 2003 from a gain of approximately $6 million from the settlement of certain vendor payables at a discount.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses for the quarter ended June 30, 2004 were $129 million, an increase of $13 million from the quarter ended June 30, 2003. This increase was driven primarily by the increase in net sales during 2004. As a percentage of sales, Marketing and Administrative expenses remained flat at 9% for the quarters ended June 30, 2004 and 2003.

INCOME FROM OPERATIONS

Income from operations was $94 million for the quarter ended June 30, 2004, compared to $43 million in the second quarter 2003. The increase was primarily attributable to improved margins and operating efficiencies, lower charges related to Chapter 11 reorganization items in 2004, and a loss on the sale of the Company’s metal systems business which adversely impacted 2003 results. The decrease in Chapter 11 reorganization items was primarily attributable to the $21 million settlement of the World Headquarters lease in 2003 and decreased professional fees in 2004, partially offset by investment losses in 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAXES

The Company’s effective tax rate for the second quarter of 2004 was 60%. The Company currently projects that its effective tax rate for the full year 2004 will be 51%, compared to 56% for the full year 2003. Based on recent legislation and enforcement related to the deductibility of certain items for state tax, the Company recorded additional state tax liability of approximately $12 million in the second quarter of 2004. The effective tax rates for 2004 reflect the aforementioned item and reserves associated with the deductibility of Chapter 11 related reorganization expenses. The effective tax rates for 2003 reflect reserves associated with the deductibility of Chapter 11 related reorganization expenses.

NET INCOME

For the quarter ended June 30, 2004, Owens Corning reported net income of $33 million, or $0.55 per diluted share, compared to net income of $18 million, or $0.30 per diluted share, for the second quarter of the prior year. The increase in 2004 was primarily due to the factors described above.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through June 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $585 million, of which $35 million each relates to the second quarters of 2004 and 2003. See Note 1 to the Consolidated Financial Statements.

Sales and Profitability for the Six Months Ended June 30, 2004 and 2003

NET SALES

Net sales for the six months ended June 30, 2004 were $2.650 billion, a 12% increase from the 2003 level of $2.372 billion. In Building Materials, sales were up 11%, reflecting volume increases due to growth in the North American housing and remodeling markets and consolidation of OC Mexico beginning in the second quarter. In Composite Solutions, sales were up 13% from last year, reflecting increased volume in our core business, a positive effect from foreign currency exchange rates, and the consolidation of OC Mexico. Competitive pressures and lower industry capacity utilization has kept composite material pricing lower than in 2003.

Sales outside the United States represented 16% of total sales for the six months ended June 30, 2004, compared to 15% during the same time period in 2003. The increase was primarily attributable to the impact of the sale of our U.S.-based metal systems assets and the exiting of certain other U.S.-based product lines in 2003, the acquisition of the remaining 60% ownership interest in OC Mexico in April 2004, and a positive effect from foreign currency exchange rates.

GROSS MARGIN

Gross margins for the six months ended June 30, 2004 and 2003 were 16%. The results for the six months ended June 30, 2004 reflect business interruption costs of $10 million associated with the flood in L’Ardoise, France, and a $5 million credit relating to a reduction in the estimated shut down costs of a manufacturing facility which was sold in the first quarter 2004. The gross margin results for the six months ended June 30, 2003 reflect charges of $28 million to cost of sales, representing additional write-downs of assets in the Building Materials segment to net realizable value prior to their eventual sale during the year, and a gain of approximately $6 million resulting from the settlement of certain vendor payables at a discount.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

After eliminating the impact of the charges or credits referenced above, gross margin as a percentage of net sales in 2004 remained flat compared to 2003 due to stronger volumes and manufacturing performance, offset by higher delivery, energy and material costs.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses for the first half of 2004 were $244 million, compared to $230 million in 2003. On a percentage of sales basis, marketing and administrative expenses for the first six months declined from 10% in 2003 to 9% in 2004.

INCOME FROM OPERATIONS

Income from operations for the six months ended June 30, 2004 was $128 million, compared to $51 million in the first half of 2003. The increase was primarily attributable to increased sales and lower charges related to Chapter 11 reorganization items in 2004, and a loss on the sale of the Company’s metal systems business in 2003. Offsetting the increase were lower gains on foreign currency exchange transactions and lower gains on sales of assets compared to the first half of 2003. The decrease in Chapter 11 reorganization items was primarily attributable to the $21 million settlement of the World Headquarters lease and $18 million of costs associated with restructuring an Asian credit facility in 2003 and decreased professional fees in 2004, partially offset by investment losses in 2004.

NET INCOME

For the six months ended June 30, 2004, Owens Corning reported net income of $38 million, or $0.63 per diluted share, compared to net income of $17 million, or $0.28 per diluted share, for the first half of 2003. The increase in 2004 was primarily due to the factors described above. Net interest expense was $2 million during the six months ended June 30, 2004. From the Petition Date through June 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $585 million, of which $69 million relates to the first six months of 2004 and $70 million relates to the same period of 2003. See Note 1 to the Consolidated Financial Statements.

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

The Company did not incur any restructuring or similar charges in the second quarter of 2004. During the first quarter of 2004, the Company recorded a pretax credit to cost of sales in the Consolidated Statement of Income of approximately $5 million. The $5 million credit represents an adjustment to reserves estimated in 2002 for the shutdown costs of a manufacturing facility, which was sold in the first quarter of 2004.

During the second quarter of 2003, the Company recorded a pretax charge of approximately $13 million, consisting of a $14 million loss on the sale of the Company’s metal systems business, offset by a $1 million credit representing the gain on the sale of assets of the Company’s mineral wool business. Such $13 million charge, along with a net $1 million credit for various other items, was reflected in the Consolidated Statement of Income under the caption, “Other.” In the first quarter of 2003, the Company recorded $30 million in pretax charges, comprised of a $2 million pretax restructuring charge (classified as a separate component of operating expense in the Consolidated Statement of Income), and a charge of $28 million to cost of sales. The $2 million restructure charge represented additional non-cash asset write-downs of previously closed non-strategic facilities to fair value. The $28 million charge to cost of sales represented the additional write-down of two groups of assets in the Building Materials segment to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market condition.

L’Ardoise, France manufacturing facility

In the fourth quarter of 2003, the Company experienced a flood at its L’Ardoise, France manufacturing facility. This facility is insured for property damage and business interruption losses relating to such events, subject to a $5 million deductible (which was expensed in 2003) and applicable policy limits. The Company estimates it has incurred, or will incur, a total of $50 to $60 million of property damage costs and business interruption losses associated with the L’Ardoise flood, which the Company believes will be substantially covered by insurance. In connection with the flood, the Company has recorded approximately $12 million in receivables for property damage costs, offset by an $18 million insurance advance. In addition, approximately $10 million of business interruption costs have been expensed and $10 million of capital expenditures have been recorded. Should the expected insurance recoveries not be received, they could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken and capital expenditures recorded in periods before the insurance receipts are recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

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

The Bonds, which had a par value at the purchase date of approximately $53 million, were purchased in exchange for cash payments totaling approximately $32 million. Such payments resulted in the Company reducing the lease liability by the $32 million. Also as part of the agreement, the Company allowed the selling bondholders a claim in its Chapter 11 proceedings of approximately $21 million related to the discount on the purchase of the Bonds. The Company recorded a liability Subject to Compromise in its Consolidated Balance Sheet and a Chapter 11 related reorganization item in its Consolidated Statement of Income related to this claim.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was a positive $56 million for the six month period ended June 30, 2004, versus negative $22 million for the same period of 2003. The increase in cash flow from operations compared to the prior year was primarily driven by improved earnings, increases in accounts payable, increases in deferred income taxes, a lower inventory build, and an impairment charge in 2003. These factors were slightly offset by greater increases in receivables in 2004.

At June 30, 2004, the net working capital was $1.114 billion and the current ratio was 2.27, compared to $1.024 billion and 2.19, respectively, at December 31, 2003. The changes in net working capital and current ratio reflect normal seasonal trends.

Investing activities, net of proceeds from the sale of businesses, consumed $167 million during the six months ended June 30, 2004, compared to $23 million during the same period of 2003. This increase in investing activities primarily reflects $72 million for the acquisition of OC Mexico in 2004, while 2003 includes $55 million of additional proceeds from the sale of businesses.

Spending for capital and investments was $99 million in the first half of 2004, compared to $83 million in the first half of 2003. We anticipate that 2004 spending for capital and investments will be approximately $270 million, a portion of which is uncommitted. We expect that these expenditures will be funded from the Company’s operations and existing cash on hand. In addition, in April 2004, the Company completed the acquisition of the remaining 60% ownership interest in our Mexican affiliate, OC Mexico, for approximately $72 million, net of cash acquired. The Company also expects to make certain capital expenditures in connection with the 2003 flood of its L’Ardoise, France manufacturing facility that it expects will be substantially reimbursed by insurance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At June 30, 2004, the Company had $874 million of cash and cash equivalents as compared to $807 million at June 30, 2003 and $1.005 billion at December 31, 2003. The decline from December reflects normal seasonal changes in working capital as well as the acquisition of OC Mexico.

At June 30, 2004, the Company had $2.892 billion of debt subject to compromise and $156 million of other debt (of which $75 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At December 31, 2003, we had $2.896 billion of debt subject to compromise and $170 million of other debt (of which $75 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

The Company has significant liabilities related to pension plans for its employees. The Company expects to make contributions to the pension plans in the range of $200 million to $250 million in 2004. The contributions will be made from the Company’s current cash balance and cash from operations. The Company’s pension related assets increased to $302 million at June 30, 2004 from $91 million at June 30, 2003, primarily due to contributions to the pension plans and return on plan assets, partially offset by additional service costs, interest cost accrued and amortization of prior actuarial losses. The Company’s recorded long-term pension plan liability increased to $700 million at June 30, 2004 from $525 million at June 30, 2003. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. There were no borrowings outstanding under the DIP Financing at June 30, 2004; however, approximately $82 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements in the ordinary course of business, such as securitization of accounts receivable, operating leases, and guarantees with respect to unconsolidated affiliates and other entities. There have been no significant changes in the Company’s off balance sheet arrangements for the quarter or six months ended June 30, 2004.

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

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. During the second quarter and first half of 2004, there were no material changes to such contractual obligations outside the ordinary course of the Company’s business.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. Effective December 31, 2002, the Company adopted the amendments to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), provided in paragraphs 2(a)-2(e) of this Statement. Effective January 1, 2003, the Company adopted the amendment to SFAS No. 123 provided in paragraph 2(f) of this Statement, and the amendment to Opinion 28 provided in paragraph 3. The effect of adoption was not material to the Company. Please see Note 12 to the Consolidated Financial Statements for additional information concerning Stock Compensation.

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

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At June 30, 2004, a total of 60 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2004, the Company’s reserve for such liabilities was $16 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA, including liabilities associated with some of the PRP designations noted above. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

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

On October 5, 2000 (the “Petition Date”), Owens Corning and the 17 United States subsidiaries listed below (collectively with Owens Corning, the “Debtors”) filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”):

CDC Corporation	Integrex Testing Systems LLC
Engineered Yarns America, Inc.	HOMExperts LLC
Falcon Foam Corporation	Jefferson Holdings, Inc.
Integrex	Owens-Corning Fiberglas Technology, Inc.
Fibreboard Corporation	Owens Corning HT, Inc.
Exterior Systems, Inc.	Owens-Corning Overseas Holdings, Inc.
Integrex Ventures LLC	Owens Corning Remodeling Systems, LLC
Integrex Professional Services LLC	Soltech, Inc.
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

In late 2001, the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the “District Court”) before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”).

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC to recuse District Court Judge Wolin from further participation in the Chapter 11 Cases. After various proceedings before the District Court and the United States Court of Appeals for the Third Circuit (the “Third Circuit”), on May 17, 2004, the Third Circuit entered an order requiring Judge Wolin to recuse himself from futher participation in the Chapter 11 Cases. On May 27, 2004, the Third Circuit assigned Judge John P. Fullam of the United States District Court, Eastern District of Pennsylvania, to replace Judge Wolin in the Chapter 11 Cases. In addition, the Third Circuit assigned other judges to sit on other of the cases that had previously been consolidated under the terms of the Administrative Consolidation, effectively terminating the consolidation.

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

On June 7, 2004, Owens Corning announced that an agreement in principle (the “Agreement in Principle”) had been reached with the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of Owens Corning’s pre-petition bondholders and trade creditors. Among other things, the Agreement in Principle provides that all holders of bonds, bank debt and senior trade debt would receive a recovery equal to 38.5% of their claims upon Owens Corning’s successful emergence from Chapter 11. The recoveries of all creditors are based on certain agreed and assumed values and would be comprised of cash, debt and equity. However, their actual recoveries could ultimately be higher or lower based on the value of the equity to be issued by Owens Corning upon emergence from Chapter 11 and other factors.

It is expected that the Plan will be amended to reflect the terms of the Agreement in Principle. The Plan is subject to confirmation by the Bankruptcy Court.

Although the basic terms of the Plan, as amended to reflect the Agreement in Principle, have now been agreed to by all of Owens Corning’s major creditor constituencies, except the holders of its debt under the Pre-Petition Credit Facility, who continue to oppose the Plan, Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan, as amended to reflect the Agreement in Principle, provides for payment of 38.5% of the face amount of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. However, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors, including the value of the shares of new common stock and notes to be issued by the Company. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder. The Plan, as amended to reflect the Agreement in Principle, is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

ITEM 1.	LEGAL PROCEEDINGS (continued)

On or about October 15, 2003, Credit Suisse First Boston (“CSFB”), the bank agent and a lender under the Pre-Petition Credit Facility, filed a complaint in the USBC against Owens Corning and twenty unnamed law firms who are alleged to have received payments under Owens Corning’s National Settlement Program (the “NSP”, which is discussed more fully in Note 10 to the Consolidated Financial Statements under the heading “Asbestos Liabilities”). This complaint, which was captioned Credit Suisse First Boston v. Owens Corning, et al., sought to impose a constructive trust on all funds held by Owens Corning drawn under the Pre-Petition Credit Facility between March 1, 2000 and October 5, 2000, and to impose a constructive trust against the unnamed law firms. The complaint alleged that the NSP caused financial difficulties for Owens Corning that culminated in loan covenant breaches under the Pre-Petition Credit Facility that were not disclosed to CSFB, resulting in loans under the Pre-Petition Credit Facility that the lenders would not have been required to make. Following limited discovery by the plaintiffs, the proceeding was dismissed without prejudice by agreement of the parties, pursuant to order of the USBC dated June 23, 2004.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Creditors.

On or about May 24, 2004, Credit Suisse First Boston, Kensington International Limited, Springfield Associates LLC and Angelo Gordon filed a motion in the USBC requesting the appointment of a Chapter 11 Examiner to examine (i) allegations of improper conduct by management of the Debtors, (ii) alleged breaches of fiduciary duty by management of the Debtors resulting from the influence of the Legal Representative for the class of future asbestos claimants and the Official Committee of Asbestos Creditors on the process of developing a Plan and the tort estimation process, (iii) alleged connections between the asbestos plaintiffs’ interests, a Court appointed mediator, and the Debtors’ asbestos liability estimation firm, and (iv) other alleged improper conduct. Owens Corning, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Creditors have each filed responsive pleadings to the motion. Following a June 21, 2004 hearing, the USBC continued further proceedings on the motion pending issuance of a final order on the motion (described in the preceding paragraph) requesting appointment of a Chapter 11 trustee.

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

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1 to the Consolidated Financial Statements. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.4 billion of other outstanding debt. As required by Statement of Position (SOP) 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $75 million, as current on the Consolidated Balance Sheet as of June 30, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended June 30, 2004.

ITEM 5.	OTHER INFORMATION

No information is reported under this Item.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See Exhibit Index below, which is incorporated here by reference.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2004, Owens Corning filed the following current report on Form 8-K:

•	Dated June 7, 2004, under Items 5 and 7, in connection with a press release of Owens Corning dated June 7, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	August 4, 2004	By:	/s/ MICHAEL H. THAMAN
Michael H. Thaman
Chairman of the Board and Chief Financial Officer
(as duly authorized officer)

Date:	August 4, 2004	By:	/s/ ROY D. DEAN
Roy D. Dean
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit Number	Document Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Press release of Owens Corning, dated June 7, 2004 (incorporated herein by reference to Exhibit (99) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed June 7, 2004).

Bonds/Trade Term Sheet, dated as of June 3, 2004 (filed herewith).

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

Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In -Possession, filed in the United States Bankruptcy Court for the District of Delaware on January 17, 2003 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed January 17, 2003).

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

Press release of Owens Corning, dated June 7, 2004 (incorporated herein by reference to Exhibit (99) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed June 7, 2004).

Bonds/Trade Term Sheet, dated as of June 3, 2004 (filed as Exhibit (2) to this quarterly report on Form 10-Q and incorporated here by reference).

EXHIBIT INDEX

Exhibit Number	Document Description

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

(10)	Material Contracts

Owens Corning Key Employee Retention Incentive Plan (filed herewith).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(32)	Section 1350 Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(99)	Subsidiaries of Owens Corning, as amended (filed herewith).