Form 10-Q
period 2004-09-30
OWENS CORNING
filed 2004-11-05
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

Shares of common stock, par value $0.10 per share, outstanding at September 30, 2004

55,343,098

(i)

(ii)

Exhibits Filed Herewith:

Exhibit (10)	Standard Retainer/Meeting Fee Arrangement for Non-Employee Directors, as amended

Exhibit (31)	Certification (Chief Executive Officer)

Exhibit (31)	Certification (Chief Financial Officer)

Exhibit (32)	Section 1350 Certification (Chief Executive Officer)

Exhibit (32)	Section 1350 Certification (Chief Financial Officer)

Exhibit (99)	Subsidiaries of Owens Corning

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions, except per share data)
NET SALES	$1,541	$1,349	$4,191	$3,721
COST OF SALES	1,244	1,127	3,459	3,125

Gross margin	297	222	732	596

OPERATING EXPENSES
Marketing and administrative expenses	131	115	375	345
Science and technology expenses	12	11	34	32
Restructure costs (Note 8)	—	—	—	2
Chapter 11 related reorganization items (Notes 1 and 10)	(5)	5	33	75
Credit for asbestos litigation claims – Owens Corning (Note 10)	(3)	—	(3)	(4)
Other (Note 8)	9	(13)	12	(9)

Total operating expenses	144	118	451	441

INCOME FROM OPERATIONS	153	104	281	155

Interest expense, net (Note 17)	(14)	2	(12)	6

INCOME BEFORE INCOME TAX EXPENSE	167	102	293	149

Income tax expense	71	47	154	73

INCOME BEFORE MINORITY INTEREST AND EQUITY IN NET INCOME (LOSS) OF AFFILIATES	96	55	139	76

Minority interest	(2)	—	(5)	(4)

Equity in net income (loss) of affiliates	—	—	(2)	—

NET INCOME	$94	$55	$132	$72

NET INCOME PER COMMON SHARE
Basic net income per share (Note 13)	$1.70	$0.99	$2.38	$1.30

Diluted net income per share (Note 13)	$1.57	$0.92	$2.20	$1.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.2	55.3	55.2

Diluted	59.9	59.9	59.9	59.9

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30, 2004	December 31, 2003
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents (Note 1)	$822	$1,005
Receivables, less allowances of $18 million in 2004 and $19 million in 2003	676	464
Inventories (Note 4)	436	390
Other current assets	43	29

Total current	1,977	1,888

OTHER
Restricted cash - asbestos and insurance related (Note 10)	167	166
Restricted cash, securities, and other - Fibreboard (Notes 10 and 11)	1,413	1,395
Deferred income taxes	1,112	1,310
Pension-related assets	507	338
Goodwill (Note 5)	193	138
Investment in affiliates	74	81
Other noncurrent assets	164	92

Total other	3,630	3,520

PLANT AND EQUIPMENT, at cost
Land	78	70
Buildings and leasehold improvements	789	789
Machinery and equipment	3,247	3,232
Construction in progress	98	96

	4,212	4,187
Accumulated depreciation	(2,252)	(2,237)

Net plant and equipment	1,960	1,950

TOTAL ASSETS	$7,567	$7,358

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	September 30, 2004	December 31, 2003
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$836	$767
Short-term debt (Note 17)	11	44
Long-term debt - current portion (Note 17)	12	53

Total current	859	864

LONG-TERM DEBT	64	73

OTHER
Pension plan liability	701	697
Other employee benefits liability	407	400
Other	200	143

Total other	1,308	1,240

LIABILITIES SUBJECT TO COMPROMISE (Notes 1 and 10)	9,268	9,258

COMPANY OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
MINORITY INTEREST	46	51

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	690	690
Accumulated deficit	(4,519)	(4,651)
Accumulated other comprehensive loss	(354)	(371)
Other	(1)	(2)

Total stockholders’ deficit	(4,178)	(4,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,567	$7,358

The accompanying notes are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income	$132	$72
Reconciliation of net cash from operating activities
Noncash items:
Provision for depreciation and amortization	167	152
Provision for impairment of fixed assets	—	28
Provision for deferred income taxes	81	20
Provision for pension and other employee benefits liability	88	90
Other	27	(40)
Increase in receivables	(200)	(162)
Increase in inventories	(37)	(13)
Increase (decrease) in accounts payable and accrued liabilities	44	(40)
Pension fund contribution	(225)	(186)
Payments for other employee benefits liability	(23)	(23)
Increase in restricted cash - asbestos and insurance related	(1)	(1)
Increase in restricted cash, securities, and other—Fibreboard (Note 11)	(19)	(29)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	3	4
Other	22	96

Net cash flow from operations	59	(32)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(147)	(119)
Investment in subsidiaries, net of cash acquired (Note 6)	(86)	2
Proceeds from the sale assets, affiliates, or businesses (Note 6)	7	64

Net cash flow from investing	(226)	(53)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	—	9
Other reductions to long-term debt (Note 16)	(13)	(50)
Net increase in short-term debt	—	5
Subject to compromise (Note 1)	(5)	(1)

Net cash flow from financing	(18)	(37)

Effect of exchange rate changes on cash	2	16

NET DECREASE IN CASH AND CASH EQUIVALENTS	(183)	(106)
Cash and cash equivalents at beginning of period	1,005	875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$822	$769

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC seeking to recuse District Court Judge Wolin from further participation in the Chapter 11 Cases. After various proceedings before the District Court and the United States Court of Appeals for the Third Circuit (the “Third Circuit”), on May 17, 2004, the Third Circuit entered an order requiring Judge Wolin to recuse himself from further participation in the Chapter 11 Cases. On May 27, 2004, the Third Circuit assigned Judge John P. Fullam of the United States District Court, Eastern District of Pennsylvania, to replace Judge Wolin in the Chapter 11 Cases. In addition, the Third Circuit assigned other judges to sit on other of the cases that had previously been consolidated under the terms of the Administrative Consolidation, effectively terminating the consolidation. Owens Corning is unable to predict what impact the change in District Court Judge or the termination of the Administrative Consolidation will have on the timing, outcome, or other aspects of the Chapter 11 Cases.

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

On June 7, 2004, Owens Corning announced that an agreement in principle (the “Agreement in Principle”) had been reached with the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors. Among other things, the Agreement in Principle provides that all holders of bonds, bank debt and senior trade debt would receive a recovery equal to 38.5% of their claims upon Owens Corning’s successful emergence from Chapter 11. The recoveries of

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

all creditors are based on certain agreed and assumed values and would be comprised of cash, debt and equity. However, their actual recoveries could ultimately be higher or lower based on the value of the equity to be issued by Owens Corning upon emergence from Chapter 11 and other factors.

As a result of this Agreement in Principle, Owens Corning has now gained support for the Plan (as modified to reflect the Agreement in Principle) from the official representatives of all of its major creditor groups with the exception of the holders of the debt under the Pre-Petition Credit Facility, who continue to oppose the Plan. Certain members of the major creditor groups have indicated that they also continue to oppose the Plan, including an “Ad Hoc Committee of Bondholders” that claims to have a blocking position that will allow them to prevent a vote in favor of the Plan by Owens Corning’s bondholders.

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

As described more fully below under the heading “The Plan of Reorganization”, the Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 11 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. On November 2, 2004, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors filed a joint motion to dismiss such appeal on the grounds that the Memorandum and Order is not a final judgment or otherwise appealable.

On August 19, 2004, the District Court scheduled a claims estimation hearing to be held on January 13, 2005. The purpose of the claims estimation hearing will be to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. No assurance can be made as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than the $16 billion amount that the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have established as the level below which they have reserved the right to withdraw support of the Plan. The holders of the debt under the Pre-Petition Credit Facility have filed a motion with the District Court requesting that the estimation hearing be postponed beyond January 13, 2005. The District Court has not yet ruled on that motion.

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. If Congressional action on the FAIR Act is not completed prior to the adjournment of the current Congress (expected shortly), the legislation will lapse and similar legislation will be considered in the next Congress only if newly introduced. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. The USBC has continued further proceedings on this matter to January 26, 2005.

On or about May 24, 2004, Credit Suisse First Boston, Kensington International Limited, Springfield Associates LLC and Angelo Gordon filed a motion in the USBC requesting the appointment of a Chapter 11 Examiner to examine (i) allegations of improper conduct by management of the Debtors, (ii) alleged breaches of fiduciary duty by management of the Debtors resulting from the influence of the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Legal Representative for the class of future asbestos claimants and the Official Committee of Asbestos Claimants on the process of developing a Plan and the tort estimation process, (iii) alleged connections between the asbestos plaintiffs’ interests, a Court appointed mediator, and the Debtors’ asbestos liability estimation firm, and (iv) other alleged improper conduct. Owens Corning, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants have each filed responsive pleadings to the motion. The USBC has continued further proceedings on the motion pending issuance of a final order on the motion (described in the preceding paragraph) requesting appointment of a Chapter 11 trustee.

The Debtors believe that the two motions described above are without merit and intend to continue to vigorously oppose them in appropriate proceedings.

The Plan of Reorganization

Although the basic terms of the Plan, as modified to reflect the Agreement in Principle, have now been agreed to by the official representatives of all of Owens Corning’s major creditor constituencies, except the holders of its debt under the Pre-Petition Credit Facility, who continue to oppose the Plan, Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan, as modified to reflect the Agreement in Principle, provides for payment of 38.5% of the face amount of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. However, as described more fully below, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors, including the value of the shares of new common stock and notes to be issued by Owens Corning. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

The Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 11 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each substantively consolidated entity (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other substantively consolidated entities. Substantive consolidation under

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and continue to challenge that approach.

As described above, on October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. On November 2, 2004, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors filed a joint motion to dismiss such appeal on the grounds that the Memorandum and Order is not a final judgment or otherwise appealable.

As part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it.

Although the Plan, as modified to reflect the Agreement in Principle, provides for unsecured creditors to recover 38.5% of their claims, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability. In addition, the Plan, as modified to reflect the Agreement in Principle, is expected to provide that the unsecured creditors may elect to exchange cash or notes that they would otherwise be entitled to receive under the Plan for up to a maximum of 8 million shares of new Owens Corning common stock that would otherwise be distributable to asbestos claimants.

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. In that connection, the District Court has scheduled a claims estimation hearing to be held on January 13, 2005. The purpose of the claims estimation hearing will be to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. No assurance can be made as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than such $16 billion amount.

Any disagreements raised by creditors with the terms of the Plan are expected to be handled through negotiation or litigation as part of the confirmation process. Owens Corning is unable to predict the timing or outcome of such negotiation or litigation.

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

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its direct and indirect subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s Pre-Petition Credit Facility or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc., an indirect wholly-owned subsidiary of Owens Corning (“Exterior”), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative arrangement is reached to release such entities from their guaranty obligations, Owens Corning may cause IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, to file for relief under Chapter 11 of the Bankruptcy Code, and to join in the proposal of the Plan.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, unless a consensual arrangement among all impaired creditor classes is agreed to, the Plan is expected to be amended to provide for certain “cramdown” provisions, whereby the Plan could be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the Plan and vote in favor of it.

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

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.5 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of September 30, 2004, approximately 6,200 of the Objectionable Claims, totaling approximately $5.3 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.7 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.9 billion. As of September 30, 2004, approximately 1,000 of these claims, totaling approximately $0.2 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.2 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.5 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.6 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related pending settlement under the heading “Tax Claim” in Note 10 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 10 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 10 to the Consolidated Financial Statements; environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $126 million, of which approximately $58 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2004.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

ASBESTOS BAR DATE

A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation) has not been set. On April 11, 2003, the Official Committee of Unsecured Creditors filed a motion seeking establishment of a bar date for such asbestos-related claims. On April 25, 2003, the District Court entered an order withdrawing the reference of the Chapter 11 Cases to the USBC with respect to such motion, and staying all proceedings on such motion pending further order of the District Court. On August 19, 2004, the District Court scheduled a claims estimation hearing for January 13, 2005 to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. The District Court’s scheduling order notes that the Court has preliminarily determined that currently available data, viewed in light of expert testimony at the hearing, should probably suffice for claims estimation purposes. The order does not reference an asbestos bar date.

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,200 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.4 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,200, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

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

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through September 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $620 million, of which $36 million relates to the third quarter of 2004, $105 million relates to the first nine months of 2004, and $34 million and $104 million, respectively, relates to the same two periods of 2003.

At September 30, 2004, the Company had $822 million of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at September 30, 2004; however, approximately $103 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. As described below, the accompanying Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise”. This includes debt under the Pre-Petition Credit Facility and approximately $1.5 billion of other outstanding debt. As required by SOP 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions of dollars)
NET SALES	$1,331	$1,186	$3,611	$3,247
COST OF SALES	1,111	1,017	3,077	2,808

Gross margin	220	169	534	439

OPERATING EXPENSES
Marketing and administrative expenses	116	102	330	306
Science and technology expenses	10	9	30	28
Restructure costs	—	—	—	2
Chapter 11 related reorganization items	(5)	5	33	75
Other	(12)	(25)	(41)	(43)

Total operating expenses	109	91	352	368

INCOME (LOSS) FROM OPERATIONS	111	78	182	71

Interest expense, net	1	1	2	3

Interest income from non-Debtors	15	14	42	42

INCOME BEFORE INCOME TAX EXPENSE	125	91	222	110

Income tax expense	42	43	115	61

INCOME BEFORE EQUITY IN NET INCOME (LOSS) OF AFFILIATES	83	48	107	49

Equity in net income (loss) of affiliates	—	—	1	(1)

NET INCOME	$83	$48	$108	$48

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

	September 30, 2004	December 31, 2003
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$511	$645
Receivables (net of allowance for doubtful accounts)	545	334
Receivables - non-Debtors	1,064	1,032
Inventories	298	278
Other current assets	41	31

Total current	2,459	2,320

OTHER
Restricted cash - asbestos and insurance related	167	166
Restricted cash, securities, and other – Fibreboard	1,413	1,395
Deferred income taxes	975	1,170
Pension-related assets	430	257
Goodwill	54	54
Investment in affiliates	29	25
Investment in non-Debtor subsidiaries	762	757
Other noncurrent assets	121	47

Total other	3,951	3,871

PLANT AND EQUIPMENT, at cost
Land	39	39
Buildings and leasehold improvements	597	589
Machinery and equipment	2,282	2,253
Construction in progress	59	79

	2,977	2,960
Accumulated depreciation	(1,621)	(1,566)

Net plant and equipment	1,356	1,394

TOTAL ASSETS	$7,766	$7,585

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	September 30, 2004	December 31, 2003
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$620	$549
Accounts payable and accrued liabilities - non-Debtors	23	15
Long-term debt - current portion	—	1

Total current	643	565

LONG-TERM DEBT	6	6

OTHER
Pension plan liability	580	581
Other employee benefits liability	391	384
Other	166	123

Total other	1,137	1,088

LIABILITIES SUBJECT TO COMPROMISE	9,928	9,985

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	690	690
Accumulated deficit	(4,309)	(4,417)
Accumulated other comprehensive loss	(333)	(336)
Other	(2)	(2)

Total stockholders’ deficit	(3,948)	(4,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,766	$7,585

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income	$108	$48
Reconciliation of net cash from operating activities
Noncash items:
Provision for depreciation and amortization	121	110
Provision for impairment of fixed assets	—	28
Provision for deferred income taxes	75	37
Provision for pension and other employee benefits / liabilities	78	82
Other	28	(31)
Increase in receivables and receivables - non-Debtors	(243)	(208)
Increase in inventories	(19)	(23)
Increase in accounts payable and accrued liabilities and accounts payable and accrued liabilities - non-Debtors	73	2
Increase in restricted cash – asbestos and insurance related	(1)	(1)
Increase in restricted cash, securities, and other - Fibreboard	(19)	(29)

Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	3	4
Pension fund contribution	(222)	(178)

Other	(5)	62

Net cash flow from operations	(23)	(97)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(104)	(87)
Investment in subsidiaries, net of cash acquired	(3)	(1)
Proceeds from the sale of assets, affiliates or businesses	—	61
Other	—	13

Net cash flow from investing	(107)	(14)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	—	2
Other reductions to long-term debt	—	(32)
Subject to compromise	(5)	(1)
Other	1	—

Net cash flow from financing	(4)	(31)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(134)	(142)

Cash and cash equivalents at beginning of period	645	622

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$511	$480

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	September 30, 2004	December 31, 2003
	(In millions of dollars)
Accounts payable	$213	$213
Accrued interest payable	40	42
Debt (Note 17)	2,958	2,896
Income taxes payable	183	233
Reserve for asbestos litigation claims - Owens Corning	3,565	3,565
Reserve for asbestos-related claims – Fibreboard	2,309	2,309

Total consolidated	9,268	9,258

Payables to non-Debtors (Note 17)	660	727

Total Debtor	$9,928	$9,985

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income consist of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions of dollars)
Professional fees	$11	$8	$39	$49
Payroll and compensation	5	4	12	16
Settlement of Asian credit facility	—	—	—	18
Renegotiation of World Headquarters lease	—	—	—	21
Investment income	(23)	(8)	(22)	(33)
Other, net	2	1	4	4

Total	$(5)	$5	$33	$75

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions of dollars)
NET SALES

Reportable Segments

Building Materials Systems
United States	$1,162	$1,033	$3,113	$2,810
Europe	2	1	7	2
Canada and other	90	64	227	165

Total Building Materials Systems	1,254	1,098	3,347	2,977

Composite Solutions
United States	139	126	413	370
Europe	93	84	272	252
Canada and other	55	41	159	122

Total Composite Solutions	287	251	844	744

Total reportable segments	$1,541	$1,349	$4,191	$3,721

External Customer Sales by Geographic Region

United States	$1,301	$1,159	$3,526	$3,180
Europe	95	85	279	254
Canada and other	145	105	386	287

NET SALES	$1,541	$1,349	$4,191	$3,721

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. SEGMENT DATA (continued)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions of dollars)
INCOME FROM OPERATIONS

Reportable Segments

Building Materials Systems
United States	$139	$97	$293	$243
Europe	—	—	—	(1)
Canada and other	26	12	48	26

Total Building Materials Systems	165	109	341	268

Composite Solutions
United States	8	(2)	13	9
Europe	5	5	11	15
Canada and other	8	12	29	22

Total Composite Solutions	21	15	53	46

Total reportable segments	$186	$124	$394	$314

Geographic Regions

United States	$147	$95	$306	$252
Europe	5	5	11	14
Canada and other	34	24	77	48

Total reportable segments	$186	$124	$394	$314

Reconciliation to Consolidated Income Before Income Tax Expense

Restructuring and other charges (Note 8)	—	(1)	5	(44)
Chapter 11 related reorganization items (Note 1)	5	(5)	(33)	(75)
Credit for asbestos litigation claims	3	—	3	4
General corporate expense	(41)	(14)	(88)	(44)
Interest expense, net (Note 17)	14	(2)	12	(6)

CONSOLIDATED INCOME BEFORE INCOME TAX EXPENSE	$167	$102	$293	$149

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

4. INVENTORIES

Inventories are summarized as follows:

	September 30, 2004	December 31, 2003
	(In millions of dollars)
Finished goods	$395	$362
Materials and supplies	148	123

FIFO inventory	543	485
Excess of FIFO over LIFO	(107)	(95)

Total inventories	$436	$390

Approximately $129 million and $144 million of total inventories were valued using the LIFO method at September 30, 2004 and December 31, 2003, respectively.

5. GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company conducts its annual review for impairment in the second quarter. The 2004 and 2003 reviews resulted in no change to recorded goodwill.

Excluding fluctuations in currency, the only change in goodwill during the quarter and nine month period ended September 30, 2004 was the result of the Company’s purchase of the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. (See Note 6). This purchase resulted in recording approximately $53 million of goodwill, subject to further adjustment. The $193 million balance of goodwill at September 30, 2004 was comprised of $47 million for the Composite Solutions segment and $146 million for the Building Materials Systems segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. GOODWILL AND OTHER INTANGIBLES (continued)

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $2 million for the first nine months of 2004 and $3 million for the first nine months of 2003. The Company estimates that amortization of intangibles will be approximately $2 million annually for each of the next five years. The components of other intangible assets are as follows:

	September 30, 2004
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization
	(In millions of dollars)
Contract-based	7	$6	$2
Technology-based	13	15	10
Marketing-related	8	14	12

		$35	$24

6. ACQUISITIONS AND DIVESTITURES OF BUSINESSES

Acquisitions

On April 2, 2004, the Company purchased the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. (“OC Mexico”) for approximately $73 million. This purchase allows the Company to have a strong operating position in Mexico, as well as supply low-cost manufacturing capacity to service the North American market for both fiberglass insulation and reinforcements. The Company accounted for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed were recorded at their fair values. During the first quarter of 2004, this affiliate was accounted for under the equity method. The Company began consolidating this subsidiary in April 2004.

Divestitures

During the second quarter of 2003, the Company received Bankruptcy Court approval to sell the assets of its metal systems business. Net proceeds from the sale were $48 million, of which $40 million were received in the second quarter of 2003 and $5 million were received in the third quarter of 2003. The remaining $3 million were recorded as a long-term note receivable due in 2006. A pretax loss of approximately $15 million was realized from the sale. Additionally, the Company received Bankruptcy Court approval to sell the assets of its mineral wool business. Net proceeds from the sale of $8 million were received in the second quarter of 2003. A pretax gain of approximately $1 million was realized from the sale.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the nine months ended September 30, 2004 is as follows:

(In millions of dollars)
Balance at December 31, 2003	$48
Amounts accrued	17
Settlements of warranty claims	(15)

Balance at September 30, 2004	$50

8. RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

2004

During the first quarter of 2004, the Company recorded a pretax credit to cost of sales in the Consolidated Statement of Income of approximately $5 million. The $5 million credit represents an adjustment to reserves, originally recorded as cost of sales, estimated in 2002 for the shutdown costs of a manufacturing facility which was sold in the first quarter of 2004.

2003

In the third quarter of 2003, the Company recorded a pretax charge of approximately $1 million as the result of a contractual post-closing adjustment to the selling price of the Company’s metal systems business, which was sold in the second quarter of 2003. The $1 million charge was reflected in the Consolidated Statement of Income under the caption, “Other”.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits. In September 2004, the company made a $221 million contribution to its U.S. plan.

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following table provides information regarding pension expense recognized during the indicated periods:

	Quarter Ended September 30,
		2004			2003
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost

Service cost	$5	$1	$6	$3	$—	$3
Interest cost	14	5	19	15	4	19
Expected return on plan assets	(14)	(5)	(19)	(12)	(4)	(16)
Amortization of transition amount	—	—	—	(1)	—	(1)
Amortization of actuarial loss	11	2	13	7	2	9

Net periodic pension cost	$16	$3	$19	$12	$2	$14

	Nine Months Ended September 30,
		2004			2003
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost

Service cost	$16	$2	$18	$11	$1	$12
Interest cost	43	15	58	43	12	55
Expected return on plan assets	(41)	(14)	(55)	(36)	(11)	(47)
Amortization of transition amount	—	(1)	(1)	(2)	(1)	(3)
Amortization of actuarial loss	31	7	38	19	6	25

Net periodic pension cost	$49	$9	$58	$35	$7	$42

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

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following table provides the components of net periodic benefits cost for aggregated U.S. and Non-U.S. Plans for the indicated periods:

	Quarter Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In millions of dollars)
Components of Net Periodic Benefits Cost

Service cost	$3	$4	$6	$11
Interest cost	7	8	21	25
Amortization of loss	1	3	5	8
Amortization of prior service cost	(1)	—	(4)	—

Net periodic benefits cost	$10	$15	$28	$44

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”) became law. The MPD Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D”, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which became effective for the first interim period beginning after June 15, 2004.

The Company’s independent actuary performed a measurement of the effects of the MPD Act on the accumulated postretirement benefit obligation (“APBO”) for certain Company retiree healthcare plans. As a result of the measurement, it was determined that benefits provided by those plans were at least actuarially equivalent to Medicare Part D. Pending further guidance on the criteria used to determine actuarial equivalence, the Company expects to be entitled to the subsidy in all years after 2005.

The Company adopted the provisions of the MPD Act on a retrospective basis, which required remeasurement of plan assets and the APBO as of December 31, 2003. In accordance with the implementation guidance provided by FAS 106-2, the effects of the remeasurement impacted the Company’s financial statements beginning on March 1, 2004.

The remeasurement of plan assets and the APBO resulted in a $24 million decrease in the plan’s APBO, which was treated as an actuarial gain and will be recognized through reduced retiree health care expense over the related employee future service lives. Other than this change, the impact of the adoption of the MPD Act was immaterial to the financial statements.

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

As more fully discussed in Note 1 to the Consolidated Financial Statements and under the heading “Reserve” below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors and expect to file a proposed fifth amended joint plan of reorganization reflecting the terms of the Agreement in Principle discussed in Note 1 to the Consolidated Financial Statements. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, including through the estimation hearing scheduled for January 13, 2005, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed.

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At September 30, 2004, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

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

Reserve

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of approximately $1.1 billion in 1996, $1.4 billion in 1998, $1.0 billion in 2000 and $1.4 billion in 2002.

As of September 30, 2004, a reserve of approximately $3.6 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Reserve for asbestos litigation claims”.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The Chapter 11 Cases have significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against Owens Corning and will likely have the effect of increasing the number and ultimate cost of resolution of such claims substantially. In particular, the status of the NSP Agreements and the ultimate treatment of pending and future claims thereunder will depend on the outcome of negotiations among the various constituencies in the Chapter 11 Cases and determinations by the Bankruptcy Court as to the issues involved, including through the estimation hearing scheduled for January 13, 2005, none of which can be predicted at this time. The uncertainties associated with the status of the NSP Agreements and the treatment of claims thereunder include the following:

•	It is possible that one or more constituencies in the Chapter 11 Cases may seek to set aside the NSP Agreements on various grounds. In any event, it is highly uncertain how any plan or plans of reorganization will ultimately treat the various types of NSP claims, including without limitation claims with no evidence of significant medical impairment, or whether such unimpaired claims will be treated as allowed claims thereunder.

•	The settlement values for specified categories of disease set forth in the NSP Agreements were established by arm’s-length negotiations with the participating law firms in circumstances very different from those prevailing in the Chapter 11 Cases. The settlement values available to individual claimants under the arrangements to be included in any plan or plans of reorganization may vary substantially from those contemplated by the NSP Agreements. Because Owens Corning’s estimate of liabilities in respect of non-NSP claims assumed payment of settlement values similar to those contained in the NSP Agreements, such estimate is subject to similar uncertainty.

Additional uncertainties raised by the Chapter 11 Cases include the following:

•	It is uncertain what claim submission process will be prescribed by the Bankruptcy Court for pre-petition asbestos claims against Owens Corning or Fibreboard and what effects such process may have, including on the number of such claims. Moreover, the Filing, including the significant publicity associated with the Chapter 11 Cases and notices required by the Bankruptcy Code that must be given to creditors and other parties in interest, has significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of not only pre-petition claims but also additional claims that may be asserted in the course of the Chapter 11 Cases.

•	Owens Corning anticipates that the number and estimated aggregate value of allowed future claims will ultimately be determined either as a result of negotiations involving the Legal Representative for the class of future asbestos claimants and the other interested constituencies or, if necessary, by the Bankruptcy Court, including through the estimation hearing scheduled for January 13, 2005. It is not possible to predict the outcome of such negotiations, or Bankruptcy Court determination, at this time.

In connection with the process of negotiating a plan or plans of reorganization, or other resolution of the Chapter 11 Cases by the Bankruptcy Court, a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, have

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

developed or will develop analyses of liability for both pre-petition and future asbestos claims. Owens Corning and Fibreboard have also developed their own analyses in connection with the Chapter 11 Cases. Such analyses by the Debtors and other interested constituencies are required in connection with the establishment, as part of the plan of reorganization, of a Section 524(g) trust for the benefit of asbestos claimants. In this regard, in October 2002, Owens Corning and Fibreboard completed analyses of liability for pre-petition and future asbestos claims, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicate net present values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately $5.874 billion, if NSP settlement values are assumed, and $8.547 billion, if 5-year historical settlement values for Owens Corning and Fibreboard, respectively, are used. Based upon these analyses and the information then available from Owens Corning’s discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning decided, in connection with its financial statements for the third quarter of 2002, to increase its and Fibreboard’s aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning’s and Fibreboard’s analyses. Consequently, Owens Corning increased its reserves through charges to income for the three-month period ended September 30, 2002 of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion. In addition, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 11 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Owens Corning notes that, as part of the District Court’s order scheduling the estimation hearing for January 13, 2005, the Court ordered that all parties intending to present expert testimony at such hearing must file any expert reports by October 15, 2005. In response, in addition to the analyses of liability prepared on behalf of Owens Corning and Fibreboard (described above), asbestos liability estimates were filed with the District Court on behalf of various interested parties, including the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the holders of the debt under the Pre-Petition Credit Facility. The net present values of the aggregate asbestos liabilities estimated in such filings range from approximately $2.2 billion to approximately $11.1 billion for Owens Corning, and up to approximately $7.5 billion for Fibreboard.

Owens Corning notes that the amounts estimated in the above analyses of asbestos liabilities vary substantially from one another, and certain of them vary substantially from the amounts of Owens Corning’s and Fibreboard’s respective asbestos reserves. Owens Corning believes that these variances occur for a number of reasons. First, such analyses generally do not involve the same type of estimation process required in connection with the preparation of financial statements under generally accepted accounting principles. In general, such accounting principles require accruals with respect to contingent liabilities (including asbestos liabilities) only to the extent that such liabilities are both probable and reasonably estimable. With respect to such liabilities that are probable as to which a reasonable estimate can be made only in terms of a range (with no point within the range determined to be more probable than any other point in such range), such accounting principles require only the accrual of the amount representing the low point in such range. In contrast, analyses prepared by interested constituencies in

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

asbestos-related bankruptcy cases (including those developed by Owens Corning and Fibreboard) customarily cover potential liabilities over a 50-year period (at the end of which it is anticipated that potential asbestos claimants would in any event have died as a result of other non-asbestos-related causes). Owens Corning believes that any such analyses, and any assumptions utilized in the preparation of such analyses, are inherently speculative for a number of reasons, including the variables and uncertainties described in this Note. Moreover, because such analyses are prepared solely for use in the negotiation of a plan of reorganization or otherwise resolving the Chapter 11 Cases, they naturally reflect the respective interests of the different constituencies putting them forward. Certain constituencies, for example, may have an interest in presenting an analysis that estimates such liability at the highest level that can arguably be justified; others may have an interest in estimating such liability at the lowest possible level; while others may have an interest in estimating such liability at a point between the two extremes, in an effort to achieve consensus in the negotiation of the plan of reorganization or otherwise facilitate resolution of the Chapter 11 Cases. In addition, interested constituencies in Owens Corning’s bankruptcy proceedings may also take into account the implications of any such analyses prepared for use in Owens Corning’s bankruptcy proceedings on their position in one or more of the other asbestos-related bankruptcy cases pending in the District of Delaware or elsewhere.

As noted above and in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors and expect to file a proposed fifth amended joint plan of reorganization reflecting the terms of the Agreement in Principle discussed in Note 1 to the Consolidated Financial Statements. The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. It is therefore anticipated that the estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court, including through the estimation hearing scheduled for January 13, 2005. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed.

At September 30, 2004, the approximate balances of the components of Owens Corning’s asbestos-related reserve were:

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. If Congressional action on the FAIR Act is not completed prior to the adjournment of the current Congress (expected shortly), the legislation will lapse and similar legislation will be considered in the next Congress only if newly introduced. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

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

As discussed in Item A above and under the heading “Reserve” below, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors (including Fibreboard) and expect to file a proposed fifth amended joint plan of reorganization reflecting the terms of the Agreement in Principle discussed in Note 1 to the Consolidated Financial Statements. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Fibreboard’s (and Owens Corning’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, including through the estimation hearing scheduled for January 13, 2005, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed.

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

As of September 30, 2004, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.286 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 11 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At September 30, 2004,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

these assets were reflected as non-current assets, under the category “Restricted cash, securities and other—Fibreboard”. See Note 11 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, this reserve was increased in the third quarter of 2002 through a charge to income of $975 million. As of September 30, 2004, a reserve of approximately $2.3 billion in respect of these asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities—Fibreboard”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing, including those set forth in Item A above. In addition, as noted above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

2003 a proposed fourth amended joint plan of reorganization for the Debtors (including Fibreboard) and expect to file a proposed fifth amended joint plan of reorganization reflecting the terms of the Agreement in Principle discussed in Note 1 to the Consolidated Financial Statements. The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. It is therefore anticipated that the estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court, including through the estimation hearing scheduled for January 13, 2005. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed. In light of the above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization ultimately confirmed.

At September 30, 2004, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. If Congressional action on the FAIR Act is not completed prior to the adjournment of the current Congress (expected shortly), the legislation will lapse and similar legislation will be considered in the next Congress only if newly introduced. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

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

Insurance

During the third quarter of 2004, Owens Corning received a payment of approximately $3 million in respect of a previous settlement with a bankrupt insurance carrier concerning coverage for asbestos-related personal injury claims. Owens Corning received a payment of approximately $4 million in respect of the same settlement during the second quarter of 2003. These amounts were recorded as pre-tax income in the respective period of receipt.

As of September 30, 2004, Owens Corning’s consolidated financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Owens Corning has reached a final settlement with one of such carriers and a tentative settlement with one other of such carriers. The amount and timing of recoveries from excess level policies with the remaining carriers will depend on the outcome of litigation or other proceedings, possible settlements of those proceedings, or other negotiations.

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

On or about September 2, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. Owens Corning is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under the Pre-Petition Credit Facility, alleges causes of action (1) against all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the Pre-Petition Credit Facility. The complaint seeks an unspecified amount of damages. On October 6, 2003, the Company filed in the USBC a Complaint for Temporary Restraining Order, Preliminary Injunction and Enforcement of the Automatic Stay, requesting a preliminary injunction against further prosecution of the suit until after confirmation of a plan of reorganization for the Company. By order of the USBC, the New York action has been stayed until November 15, 2004. Owens Corning believes that the claim is without merit.

Owens Corning holds an indirect ownership interest in ServiceLane.com, Inc. (“ServiceLane”), which is in Chapter 7 bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 01-36044-HCA-7 (Abrahamson, B.J.). Two former employees of ServiceLane (the “SL Plaintiffs”) have filed proofs of claim (Claims No. 8651 and 8622) against Owens Corning in the Chapter 11 Cases, alleging fraud and misrepresentation. Additionally, on July 24, 2003, the SL Plaintiffs, along with ServiceLane’s Chapter 7 trustee, brought suit against two Owens Corning officers, who also were directors of ServiceLane, in the United States District Court for the Northern District of Ohio, Western Division, under the caption ServiceLane.com, Inc., et al. v. Stein, et al. In the complaint, ServiceLane alleged a breach of fiduciary duty against both officers and the SL Plaintiffs alleged fraud against one officer. Owens Corning was not named in the lawsuit. On September 10, 2003, Owens Corning filed in the USBC an objection to the proofs of claim filed by the SL Plaintiffs as well as a counterclaim seeking declaratory relief in the form of a declaration that neither Owens Corning nor the two officers harmed the SL Plaintiffs. On October 1, 2003, the two officers filed a similar adversary proceeding in the USBC. In October 2003, the SL Plaintiffs filed a motion to dismiss Owens Corning’s counterclaim and, in November 2003, the SL Plaintiffs filed a motion to dismiss the adversary proceeding by the two officers. Hearings on both motions to dismiss were held on January 23, 2004. The USBC denied the motion to dismiss Owens Corning’s counterclaim and deferred action on the other motion to dismiss. Subsequently, the SL Plaintiffs and the two officers agreed to a dismissal of the Ohio action and a refiling in the USBC. As a result, all such proceedings are now pending in the USBC. On March 16 2004, the two officers filed a motion to dismiss the proceedings. The USBC held a hearing on such motion on July 19, 2004. Owens Corning believes that the claims of the SL Plaintiffs and the claims of ServiceLane’s Chapter 7 trustee are without merit.

The named officer and director defendants in each of the above proceedings have each filed contingent indemnification claims with respect to such litigation against Owens Corning pursuant to the General Bar Date process described below.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 25,000 proofs of claim (including the claims described below under the headings “PBGC Claim”, “Tax Claim” and “Specialty Roofing Claim”), totaling approximately $16.5 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. For further information concerning these claims, see Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”.

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

TAX CLAIM

Owens Corning’s federal income tax returns typically are audited by the Internal Revenue Service (“IRS”) in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to the Filing, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS has asserted claims for approximately $390 million in income taxes plus interest of approximately $175 million. As the result of settlement negotiations, the Company and the IRS have reached an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $99 million. The agreed settlement payments are in line with the Company’s tax reserves (described below) for such claims. The settlement is subject to approval by the Bankruptcy Court and the Congressional Joint Committee on Taxation.

Pending audit of Owens Corning’s federal income tax return for the year 2000, the IRS has also filed a protective claim in the amount of approximately $50 million plus interest, covering a tax refund received by Owens Corning for such year.

As described in Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”, the United States Department of Treasury has filed proofs of claim, totaling approximately $538 million, in connection with these tax claims. Upon finalization of the agreement in principle described above, the filed proofs of claim will be amended appropriately.

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

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class. A hearing on the pre-petition class certification has been set for May 2005. In addition, Owens Corning has been named a defendant in a purported class action, filed in the Superior Court for the County of San Joaquin, California, on behalf of post-petition claimants with respect to such product. Owens Corning has removed the California proceeding to the United States Bankruptcy Court for the Eastern District of California (“CBC”) and has moved the CBC to transfer the proceeding to the USBC. The plaintiffs have moved the CBC to remand the proceeding back to the Superior Court or to abstain from exercising jurisdiction. The motions to transfer or remand/abstain are scheduled to be heard by the CBC on November 9, 2004. Based upon its historic experience with servicing its warranty program for such specialty roofing product, Owens Corning does not believe that either of the two proceedings is meritorious.

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

L’ARDOISE, FRANCE MANUFACTURING FACILITY

In the fourth quarter of 2003, the Company experienced a flood at its L’Ardoise, France manufacturing facility. This facility is insured for property damage and business interruption losses relating to such events, subject to a $5 million deductible (which was expensed in 2003) and applicable policy limits. The

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Company estimates it has incurred, or will incur, a total of $50 to $60 million of property damage costs and business interruption losses associated with the L’Ardoise flood, which the Company believes will be substantially covered by insurance. In connection with the flood, the Company has recorded approximately $14 million in receivables for property damage costs, offset by a $25 million insurance advance. In addition, approximately $11 million of business interruption costs have been expensed and $19 million of capital expenditures have been recorded. Should the expected insurance recoveries not be received, they could have a material adverse impact on the results of the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken and capital expenditures recorded in periods before the insurance receipts are recorded.

11. FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 10 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of September 30, 2004, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At September 30, 2004, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 10, Item B, to the Consolidated Financial Statements). As of September 30, 2004, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”. At September 30, 2004, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $2.309 billion.

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

Results for the Periods Ended September 30, 2004 and 2003

The Trust Assets generated interest/dividend earnings of approximately $14 million during the third quarters of 2004 and 2003 (approximately $43 million for the first nine months of both years). These amounts were recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income.

During the third quarters of 2004 and 2003, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized gain of approximately $10 million and an unrealized loss of approximately $3 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. For the nine months ended September 30, 2004 and 2003, the Company recorded unrealized losses of approximately $17 million and $9 million, respectively. These adjustments were recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income.

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarterly or nine month periods ended September 30, 2004 or 2003. No payments were made for taxes during the quarterly or nine month periods ended September 30, 2004 or 2003. The sale of securities resulted in realized losses of approximately $3 million during the third quarters of 2004 and 2003 (a loss of approximately $8 million and $5 million, respectively, during the first nine months of such years). Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

At September 30, 2004, the fair value of Trust Assets and Administrative Deposits was $1.413 billion, which was comprised of Trust Assets of $1.286 billion of marketable securities and Administrative Deposits of $127 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. FIBREBOARD SETTLEMENT TRUST (continued)

The following table summarizes Trust and Administrative Deposits activity for the nine months ended September 30, 2004:

	Balance 12/31/03	Interest and Dividends	Unrealized Loss	Realized Loss	Balance 9/30/04
		(In millions of dollars)
Assets
Trust Assets:
Marketable securities - trading	$1,268	$43	$(17)	$(8)	$1,286
Administrative Deposits	127	—	—	—	127

Total assets	$1,395	$43	$(17)	$(8)	$1,413

Liabilities
Accounts payable	$19	$—	$—	$—	$19
Asbestos litigation claims	2,309	—	—	—	2,309

Total Trust liabilities	2,328	—	—	—	2,328
Liabilities in excess of assets	(933)	43	(17)	(8)	(915)

Total Trust liabilities net of liabilities in excess of assets	$1,395	$43	$(17)	$(8)	$1,413

12. STOCK COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS No. 148”) for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS No. 123 and SFAS No. 148. The expenses recorded in the quarterly and nine month periods ended September 30, 2004 and 2003 were not material.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. STOCK COMPENSATION (continued)

	Quarter Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(In millions of dollars) (except per share amounts)
Net income, as reported	$94	$55	$132	$72
Total stock-based compensation adjustments	—	(1)	—	(2)

Pro forma net income	$94	$54	$132	$70

Basic net income per share
As reported	$1.70	$0.99	$2.38	$1.30
Pro forma	1.70	0.99	2.38	1.28

Diluted net income per share
As reported	$1.57	$0.92	$2.20	$1.20
Pro forma	1.57	0.91	2.20	1.18

13. EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income used for basic and diluted earnings per share (millions)	$94	$55	$132	$72

Weighted-average number of shares outstanding used for basic earnings per share (thousands)	55,310	55,224	55,306	55,166
Non-vested restricted shares (thousands)	34	75	38	99
Deferred awards (thousands)	24	24	24	24
Shares from assumed conversion of preferred securities (thousands)	4,566	4,566	4,566	4,566

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share (thousands)	59,934	59,889	59,934	59,855

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14. COMPREHENSIVE INCOME

The Company’s comprehensive income for the quarters ended September 30, 2004 and 2003 was $126 million and $57 million, respectively. Comprehensive income for the nine months ended September 30, 2004 and 2003 was $149 million and $117 million, respectively. The Company’s comprehensive income includes: (1) net income; (2) currency translation adjustments; (3) minimum pension liability adjustments; and (4) deferred gains and losses on certain hedging transactions to record at fair value.

15. INCOME TAXES

The Company’s effective tax rate was 43% for the third quarter of 2004, resulting in a 53% rate for the first nine months of 2004. The Company currently projects that its effective tax rate for the full year 2004 will be 51%, compared to 56% for the full year 2003. Based on recent legislation and enforcement related to the deductibility of certain items for state tax purposes, the Company increased its valuation allowance by approximately $12 million in the second quarter of 2004. The effective tax rates for 2004 reflect the aforementioned item and reserves associated with the deductibility of Chapter 11 related reorganization expenses. The effective tax rate for 2003 reflects reserves associated with the deductibility of Chapter 11 related reorganization expenses.

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

17. RELEASE OF GUARANTEED SUBSIDIARY DEBT

Prior to the Filing, a consolidated European subsidiary of Owens Corning incurred debt to third parties pursuant to three financing transactions. Such debt was guaranteed by Owens Corning, and the proceeds of the transactions were loaned by the subsidiary to Owens Corning. After the Filing, Owens Corning discontinued debt payments to the subsidiary on the intercompany loans. As this subsidiary has no assets other than the intercompany receivable, it was unable to make required payments to the third party debt holders and is in default. During the third quarter of 2004, the Company finalized a settlement with certain holders of such third party debt whereby the holders released the non-Debtor subsidiary from all

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17. RELEASE OF GUARANTEED SUBSIDIARY DEBT (continued)

obligations related to this debt, including $16 million of accrued post-petition interest, and Owens Corning allowed the releasing debtholders various claims in its Chapter 11 proceedings with respect to its guarantees of such debt and its indebtedness to the subsidiary. Prior to this settlement, the guaranteed debt was recorded on the Consolidated Balance Sheet as components of “Short-term debt” and “Long-term debt – current portion”, $32 million and $35 million, respectively.

As a result of this settlement, the Company reclassified the guaranteed debt to “Liabilities subject to compromise” on the Consolidated Balance Sheet and recognized a $16 million gain on the release of accrued interest as a component of “Interest expense, net” on its Consolidated Statement of Income. Additionally, the components of “Subject to compromise” in the Debtors-in-Possession Balance Sheet now reflect an increase in “Debt” and corresponding decrease in “Payables to non-Debtors”.

18. ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This Interpretation clarifies disclosures that

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18. ACCOUNTING PRONOUNCEMENTS (continued)

are required to be made for certain guarantees at the time the guarantees are issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective December 31, 2002, the Company adopted the disclosure requirements in this Interpretation, including those relating to warranty obligations. Effective January 1, 2003, the Company adopted the initial recognition and initial measurement provisions of this Interpretation on a prospective basis for guarantees issued or modified after December 31, 2002. The effect of adoption was not material to the Company, and the prospective effects of adoption are not expected to be material to the Company.

In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effects, and applied the remainder of FIN 46R to its first quarter 2004 financial statements, with no material effects.

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

OVERVIEW

Chapter 11 Proceedings

October 5, 2004 marked the fourth anniversary of the Company’s filing under Chapter 11 to resolve our asbestos liability. Our strategy for managing the Chapter 11 process has been to steadily advance our case while attempting to facilitate a consensual Plan of Reorganization supported by all of our creditors (“Consensual Plan”). A Consensual Plan would allow us to emerge from Chapter 11 earlier than our current track while still maximizing the value of our estate for all creditors. To date, we have not been able to reach a Consensual Plan, but we remain committed to emerging as soon as possible even if it is through a non-consensual plan of reorganization.

In recent months, there have been several significant developments in our Chapter 11 proceedings. First, Judge Fullam, the Federal district judge overseeing our case, issued a Memorandum and Order granting the Company’s motion for substantive consolidation. Judge Fullam’s decision was consistent with the position that we have taken in our Plan of Reorganization. While the Order left open the possibility that the claims of the holders of the Company’s bank debt may be entitled to some priority, the holders of the Company’s bank debt have filed a notice of appeal with the Third Circuit Court of Appeals. The bank debt holders continue to believe that certain guarantees provided by subsidiaries of the Company

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(including several that currently are not Debtors) should allow them to receive a significantly higher recovery than other creditors. Until the issue is finally resolved, substantive consolidation is likely to continue to be a difficult issue in settlement discussions among our creditor groups. Judge Fullam’s substantive consolidation ruling further required that all parties engage in settlement discussions, “repeatedly if necessary.” While we expect those settlement discussions to occur, we cannot predict their outcome or the impact that they will have upon our case.

Another significant development in our case was that Judge Fullam set an initial hearing date of January 13, 2005 for the estimation of the Company’s asbestos liability. Determination of our total asbestos liability has been one of the most significant issues (along with substantive consolidation) preventing us from reaching a Consensual Plan with our Creditors. The holders of our bank debt have filed a motion asking for the January 13, 2005 hearing to be delayed, arguing that they need more time to develop a factual basis to argue that the Company’s asbestos claims history should not be used to establish current and future liability. They contend that many of the claims paid by the Company were fraudulent and that they need additional time to analyze prior claims files, including medical records and x-rays, to adequately challenge the Company’s claims history. The Company disagrees with the approach being advanced by the holders of our bank debt. Our claims history is a reflection of our tort system litigation experience and took the validity of claims, and other relevant factors, into account when settling cases. We believe that the holders of our bank debt and their experts already possess the data and information needed to present their view of our asbestos liability and that it is appropriate to move as quickly as possible to an estimation hearing. Judge Fullam has not yet ruled on the bank creditors’ motion for an extension.

We are pleased that Judge Fullam is moving aggressively on these key issues in our case. The recent developments will either lead to productive settlement discussions among our creditor groups, or they will continue to advance our Chapter 11 proceedings closer towards a confirmation hearing and emergence from Chapter 11. Either way, they represent very real progress in our case.

In June of this year, we announced an agreement in principle that allowed the official representatives of the holders of our pre-petition bond and trade debt, the Official Committee of Asbestos Claimants, and the Legal Representative for the class of future asbestos claimants to support our proposed Plan of Reorganization (the “Plan”), as revised per the agreement. With that agreement in place, we announced that the representatives of only one class of creditors, the holders of our bank debt, continued to oppose our Plan as so revised. Since that announcement, an “Ad Hoc Committee of Bondholders” has emerged, and they indicate that they oppose the terms agreed to by the official representatives of the bondholders and trade creditors. The Ad Hoc Committee further claims to have a “blocking position” that will allow them to prevent a vote in favor of the revised Plan by the Company’s bondholders. The official representatives of the holders of our bond debt, however, continue to support the Plan as revised per the agreement. Unless a Consensual Plan is reached, the issue of bondholder support for our Plan may ultimately need to be determined through the Chapter 11 voting process.

A third factor that has weighed heavily upon the negotiations among our various creditor groups relates to proposed asbestos reform legislation (the “FAIR Act”) that was pending in Congress for much of 2004. The Company’s non-asbestos creditors have believed that this legislation would reduce the asbestos liability owed by the Company, and would therefore potentially increase the recoveries of all other creditors. Congress is not expected to take any further action on the FAIR Act in 2004. However, as long as it remains possible that the FAIR Act or similar legislation could be enacted into law, it may remain a factor in the negotiations among our various creditor groups.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our going-forward strategy continues to be two-fold: (1) continue to look for a compromise that will result in a Consensual Plan supported by all of our creditors and, otherwise, (2) in the absence of a Consensual Plan, proceed as quickly as possible to confirm our Plan, including obtaining judicial resolution of the two significant issues in our case (asbestos estimation and substantive consolidation).

As long as the holders of our bank debt continue to oppose our Plan of Reorganization, it is difficult to estimate when we will emerge from Chapter 11. There is no realistic way for the Company to emerge in 2004. However, for the foreseeable future, we do not believe that continuing to operate in Chapter 11 will inhibit our ability to successfully run and grow our business.

Results of Operations

The Company’s strong performance in the first half of 2004 continued into the third quarter generating the highest quarterly net sales in the history of the Company. Income from operations also continued to outpace the comparable period in the prior year. The strong performance reflects continued demand for our products in both of our reportable segments. Some of the factors driving our results during the third quarter and first nine months of 2004 were as follows:

•	Low mortgage rates have enabled continued strength in the United States housing markets, positively impacting pricing in insulation products and volumes in our Building Materials product lines. In order to accommodate the growth in demand stemming from the residential construction market, we have announced the initiation of significant production capacity increases.

•	An improving global economy has increased demand for glass fibers used in the construction, transportation, consumer, industrial, and infrastructure markets. The increased demand has also allowed us to realize improved operating performance in our Composite Solutions segment.

•	The Company has experienced significantly higher than planned production costs, particularly those associated with energy and energy related commodities and services. These higher costs have dampened the beneficial impacts of price increases in some product lines, higher volumes and productivity gains.

As the result of these factors, along with lower Chapter 11 related reorganization items, the Company’s income from operations, compared to the prior year, improved approximately 47% for the third quarter and 81% for the first nine months. However, because of the nature of certain of the costs and expenses that impact reported income from operations, management does not find it to be the most useful financial measure of the Company’s on-going operational performance. Rather, when management reviews the Company’s year-to-year operational performance, we typically look at income from operations excluding Chapter 11 related reorganization items, restructuring and other charges, and provision (credit) for asbestos litigation claims (recoveries). To help understand that measure of on-going operational performance, you can refer to the segmental data appearing in Note 2 to the Consolidated Financial Statements. Using that data, we would typically compare year-to-year operations on the basis of income before income tax expense on a total reportable segment basis reduced only by general corporate expense. On that basis, the Company’s income from operations for the quarter ended September 30, 2004 was $145 million, compared to $110 million for the same quarter of 2003, and $306 million for the nine months ended September 30, 2004, compared to $270 million for the same period of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the third quarter of 2004, Building Materials markets remained strong as the result of a continued attractive interest rate environment for mortgages and refinancing, which drove strong new residential construction and remodeling markets. Income from operations was up 51% for the third quarter and 27% for the first nine months of 2004, driven primarily by higher volume, improved pricing, and improved manufacturing productivity.

In Composite Solutions, income from operations improved 40% for the third quarter and 15% for the first nine months of 2004, compared to the same periods of 2003. Results for both periods of 2004 reflect higher volumes, partially offset by year over year price pressures and higher energy related costs. The results for the first nine months of 2004 also reflect increased costs and lost profits resulting from a flood in late 2003 in our L’Ardoise, France manufacturing facility.

Looking ahead, we are somewhat optimistic about the U.S. economy for the remainder of 2004. Our businesses are sensitive to interest rates in North America as they have a significant impact on new residential construction, residential remodeling markets, and automotive markets, which are major end-use markets for many of our products. While the recent historically low rates are advantageous to our businesses, an environment of rising interest rates would create a concern for us as we look ahead. In addition, we continue to closely monitor the higher costs we have been experiencing, particularly for energy and energy related commodities and services. While these higher costs currently are being mitigated by higher sales volumes, price increases, and productivity gains, they represent a potential risk to future results, particularly if any or all of the beneficial factors weaken.

The Company’s 2003 unconditional safety initiative asking all employees to make a commitment to work safely continues to be our priority. This initiative has resulted in reducing our recordable injuries 16% in the nine months of 2004 compared to 2003. Our goals for the remainder of 2004 call for continued progress in our unconditional commitment to working safely. We also intend to continue efforts for focusing all the employees of the Company on serving our customers and meeting the needs of our markets. Both our Building Materials and Composite Solutions segments will continue to be focused on improving gross margin performance.

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

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC seeking to recuse District Court Judge Wolin from further participation in the Chapter 11 Cases. After various proceedings before the District Court and the United States Court of Appeals for the Third Circuit (the “Third Circuit”), on May 17, 2004, the Third Circuit entered an order requiring Judge Wolin to recuse himself from further participation in the Chapter 11 Cases. On May 27, 2004, the Third Circuit assigned Judge John P. Fullam of the United States District Court, Eastern District of Pennsylvania, to replace Judge Wolin in the Chapter 11 Cases. In addition, the Third Circuit assigned other judges to sit on other of the cases that had previously been consolidated under the terms of the Administrative Consolidation, effectively terminating the consolidation. Owens Corning is unable to predict what impact the change in District Court Judge or the termination of the Administrative Consolidation will have on the timing, outcome, or other aspects of the Chapter 11 Cases.

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

On June 7, 2004, Owens Corning announced that an agreement in principle (the “Agreement in Principle”) had been reached with the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors. Among other things, the Agreement in Principle provides that all holders of bonds, bank debt and senior trade debt would receive a recovery equal to 38.5% of their claims upon Owens Corning’s successful emergence from Chapter 11. The recoveries of all creditors are based on certain agreed and assumed values and would be comprised of cash, debt and equity. However, their actual recoveries could ultimately be higher or lower based on the value of the equity to be issued by Owens Corning upon emergence from Chapter 11 and other factors.

As a result of this Agreement in Principle, Owens Corning has now gained support for the Plan (as modified to reflect the Agreement in Principle) from the official representatives of all of its major creditor groups with the exception of the holders of the debt under the Pre-Petition Credit Facility, who continue to oppose the Plan. Certain members of the major creditor groups have indicated that they also continue to oppose the Plan, including an “Ad Hoc Committee of Bondholders” that claims to have a blocking position that will allow them to prevent a vote in favor of the Plan by Owens Corning’s bondholders.

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

As described more fully below under the heading “The Plan of Reorganization”, the Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 11 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

appeal of the Memorandum and Order with the Third Circuit. On November 2, 2004, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors filed a joint motion to dismiss such appeal on the grounds that the Memorandum and Order is not a final judgment or otherwise appealable.

On August 19, 2004, the District Court scheduled a claims estimation hearing to be held on January 13, 2005. The purpose of the claims estimation hearing will be to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. No assurance can be made as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than the $16 billion amount that the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have established as the level below which they have reserved the right to withdraw support of the Plan. The holders of the debt under the Pre-Petition Credit Facility have filed a motion with the District Court requesting that the estimation hearing be postponed beyond January 13, 2005. The District Court has not yet ruled on that motion.

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

The fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. If Congressional action on the FAIR Act is not completed prior to the adjournment of the current Congress (expected shortly), the legislation will lapse and similar legislation will be considered in the next Congress only if newly introduced. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be more or less than the amounts reserved for in Owens Corning’s financial statements.

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. The USBC has continued further proceedings on this matter to January 26, 2005.

On or about May 24, 2004, Credit Suisse First Boston, Kensington International Limited, Springfield Associates LLC and Angelo Gordon filed a motion in the USBC requesting the appointment of a Chapter 11 Examiner to examine (i) allegations of improper conduct by management of the Debtors, (ii) alleged breaches of fiduciary duty by management of the Debtors resulting from the influence of the Legal Representative for the class of future asbestos claimants and the Official Committee of Asbestos Claimants on the process of developing a Plan and the tort estimation process, (iii) alleged connections between the asbestos plaintiffs’ interests, a Court appointed mediator, and the Debtors’ asbestos liability estimation firm, and (iv) other alleged improper conduct. Owens Corning, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants have each filed responsive pleadings to the motion. The USBC has continued further proceedings on the motion pending issuance of a final order on the motion (described in the preceding paragraph) requesting appointment of a Chapter 11 trustee.

The Debtors believe that the two motions described above are without merit and intend to continue to vigorously oppose them in appropriate proceedings.

The Plan of Reorganization

Although the basic terms of the Plan, as modified to reflect the Agreement in Principle, have now been agreed to by the official representatives of all of Owens Corning’s major creditor constituencies, except the holders of its debt under the Pre-Petition Credit Facility, who continue to oppose the Plan, Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan, as modified to reflect the Agreement in Principle, provides for payment of 38.5% of the face amount of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. However, as described more fully below, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors, including the value of the shares of new common stock and notes to be issued by Owens Corning. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

The Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 11 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

purposes, the Plan would treat all assets and liabilities of each substantively consolidated entity (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other substantively consolidated entities. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and continue to challenge that approach.

As described above, on October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. On November 2, 2004, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors filed a joint motion to dismiss such appeal on the grounds that the Memorandum and Order is not a final judgment or otherwise appealable.

As part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it.

Although the Plan, as modified to reflect the Agreement in Principle, provides for unsecured creditors to recover 38.5% of their claims, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate aggregate asbestos liability. In addition, the Plan, as modified to reflect the Agreement in Principle, is expected to provide that the unsecured creditors may elect to exchange cash or notes that they would otherwise be entitled to receive under the Plan for up to a maximum of 8 million shares of new Owens Corning common stock that would otherwise be distributable to asbestos claimants.

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. In that connection, the District Court has scheduled a claims estimation hearing to be held on January 13, 2005. The purpose of the claims estimation hearing will be to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. No assurance can be made as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than such $16 billion amount.

Any disagreements raised by creditors with the terms of the Plan are expected to be handled through negotiation or litigation as part of the confirmation process. Owens Corning is unable to predict the timing or outcome of such negotiation or litigation.

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

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its direct and indirect subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s Pre-Petition Credit Facility or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc., an indirect wholly-owned subsidiary of Owens Corning (“Exterior”), pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative arrangement is reached to release such entities from their guaranty obligations, Owens Corning may cause IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, to file for relief under Chapter 11 of the Bankruptcy Code, and to join in the proposal of the Plan.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, unless a consensual agreement among all impaired creditor classes is agreed to, the Plan is expected to be amended to provide for certain “cramdown” provisions, whereby the Plan could be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the Plan and vote in favor of it.

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

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.5 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of September 30, 2004, approximately 6,200 of the Objectionable Claims, totaling approximately $5.3 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.7 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $7.9 billion. As of September 30, 2004, approximately 1,000 of these claims, totaling approximately $0.2 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.2 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.5 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 10 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.6 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related pending settlement under the heading “Tax Claim” in Note 10 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 10 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 10 to the Consolidated Financial Statements; environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $126 million, of which approximately $58 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2004.

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

ASBESTOS BAR DATE

A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation) has not been set. On April 11, 2003, the Official Committee of Unsecured Creditors filed a motion seeking establishment of a bar date for such asbestos-related claims. On April 25, 2003, the District Court entered an order withdrawing the reference of the Chapter 11 Cases to the USBC with respect to such motion, and staying all proceedings on such motion pending further order of the District Court. On August 19, 2004, the District Court scheduled a claims estimation hearing for January 13, 2005 to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. The District Court’s scheduling order notes that the Court has preliminarily determined that currently available data, viewed in light of expert testimony at the hearing, should probably suffice for claims estimation purposes. The order does not reference an asbestos bar date.

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,200 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.4 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,200, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Sales and Profitability for the Quarter Ended September 30, 2004 and 2003

NET SALES

Net sales for the quarter ended September 30, 2004 were an all time record high at $1.541 billion, a 14% increase from the 2003 level of $1.349 billion. In Building Materials, sales were up 14%, reflecting volume increases due to growth in the North American housing and remodeling markets, price improvements and consolidation of OC Mexico, our former Mexican affiliate, which became wholly owned in April 2004. In Composite Solutions, sales were up 14% from last year, reflecting increased volume in our core business, favorable changes in foreign currency exchange rates, and the consolidation of OC Mexico.

Sales outside the United States represented 16% of total sales for the quarter ended September 30, 2004, compared to 14% during the same time period in 2003. The increase was primarily attributable to our expansion in Mexico through the acquisition of OC Mexico, the impact of selling our U.S.-based metal systems assets and the exiting of certain other U.S.-based product lines in 2003, and the impact of favorable changes in foreign currency exchange rates during the third quarter 2004.

GROSS MARGIN

Gross margin for the quarter ended September 30, 2004 was 19% of net sales, compared to 16% of net sales in the third quarter of 2003. The 3% improvement in gross margin is primarily a result of pricing improvements for insulation products due to continued strong market demand. Gross margin was also positively impacted by improvements in manufacturing performance from increased volumes and productivity gains. The positive factors were partially offset by higher delivery, energy and material costs experienced across the entire Company. We continue to closely monitor the higher costs we have been experiencing, particularly for energy and energy related commodities and services. While these higher costs currently are being more than offset by the positive factors discussed above, they represent a potential risk to future results.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses for the quarter ended September 30, 2004 increased 14% from the quarter ended September 30, 2003 but, as a percentage of sales, they remained flat at 9% for each of the quarters ended September 30, 2004 and 2003.

INCOME FROM OPERATIONS

Income from operations was $153 million for the quarter ended September 30, 2004, compared to $104 million in the third quarter 2003. The increase was primarily attributable to increased sales and improved gross margin, offset somewhat by the increased marketing and administrative costs and lower gains from foreign currency exchange. In addition, income from operations was positively impacted by a credit of $5 million for Chapter 11 reorganization items in 2004 as investment income more than offset higher professional fees.

INCOME TAXES

The Company’s effective tax rate for the third quarter of 2004 was 43%. The Company currently projects that its effective tax rate for the full year 2004 will be 51%, compared to 56% for the full year 2003. Based on recent legislation and enforcement related to the deductibility of certain items for state tax

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

purposes, the Company increased its valuation allowance by approximately $12 million in the second quarter of 2004. The effective tax rates for 2004 reflect the aforementioned item and reserves associated with the deductibility of Chapter 11 related reorganization expenses. The effective tax rate for 2003 reflects reserves associated with the deductibility of Chapter 11 related reorganization expenses.

NET INCOME

For the quarter ended September 30, 2004, Owens Corning reported net income of $94 million, or $1.57 per diluted share, compared to net income of $55 million, or $0.92 per diluted share, for the third quarter of the prior year. A portion of this increase is attributable to a $16 million pre-tax gain (recorded under the category “Interest expense, net”) due to the reversal of accrued interest as the result of the settlement of certain guaranteed subsidiary debt. The remainder of the increase in 2004 was primarily due to the other factors described above.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through September 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $620 million, of which $37 million and $34 million relates to the third quarters of 2004 and 2003, respectively. See Note 1 to the Consolidated Financial Statements.

Sales and Profitability for the Nine Months Ended September 30, 2004 and 2003

NET SALES

Net sales for the nine months ended September 30, 2004 were $4.191 billion, a 13% increase from the 2003 level of $3.721 billion. In Building Materials, sales were up 12%, reflecting volume increases due to growth in the North American housing and remodeling markets, price improvements and consolidation of OC Mexico beginning in the second quarter. In Composite Solutions, sales were up 13% from last year, reflecting increased volume in our core business, a positive effect from foreign currency exchange rates, and the consolidation of OC Mexico. Competitive pressures and lower industry capacity utilization has kept composite material pricing lower than in 2003.

Sales outside the United States represented 16% of total sales for the nine months ended September 30, 2004, compared to 15% during the same period in 2003. The increase was primarily attributable to the impact of the sale of our U.S.-based metal systems assets and the exiting of certain other U.S.-based product lines in 2003, the acquisition of the remaining 60% ownership interest in OC Mexico in April 2004, and a positive effect from foreign currency exchange rates.

GROSS MARGIN

Gross margin for the nine months ended September 30, 2004 was 17%, compared to 16% during the same period of 2003. The results for the nine months ended September 30, 2004 reflect business interruption costs of $11 million associated with the December 2003 flood in L’Ardoise, France, and a $5 million credit relating to a reduction in the estimated shut down costs of a manufacturing facility which was sold in the first quarter 2004. The gross margin results for the nine months ended September 30, 2003 reflect charges of $28 million to cost of sales, representing additional write-downs of assets in the Building Materials segment to net realizable value prior to their eventual sale during the year, and a gain of approximately $6 million resulting from the settlement of certain vendor payables at a discount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

After eliminating the impact of the charges or credits referenced above, gross margin as a percentage of net sales in 2004 increased approximately 1% compared to 2003, due to price increases in certain product lines, stronger volumes, and improvements in manufacturing performance, partially offset by higher delivery, energy and material costs.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses for the first nine months of 2004 were $375 million, compared to $345 million in 2003. On a percentage of sales basis, marketing and administrative expenses were 9% for the first nine months of both 2004 and 2003.

INCOME FROM OPERATIONS

Income from operations for the nine months ended September 30, 2004 was $281 million, compared to $155 million in the first nine months of 2003. The increase was primarily attributable to increased sales, increased gross margin, lower charges related to Chapter 11 reorganization items in 2004, and a loss on the sale of the Company’s metal systems business in 2003. Offsetting the increase were lower gains on foreign currency exchange transactions and lower gains on sales of assets compared to the first nine months of 2003. The decrease in Chapter 11 reorganization items primarily reflects the $21 million of costs for the settlement of the World Headquarters lease and $18 million of costs associated with restructuring an Asian credit facility, both of which adversely impacted 2003 results.

NET INCOME

For the nine months ended September 30, 2004, Owens Corning reported net income of $132 million, or $2.20 per diluted share, compared to net income of $72 million, or $1.20 per diluted share, for the first nine months of 2003. A portion of this increase is attributable to a $16 million pre-tax gain (recorded under the category “Interest expense, net”) due to the reversal of accrued interest as the result of the settlement of certain guaranteed subsidiary debt. The remainder of the increase in 2004 was primarily due to the other factors described above.

From the Petition Date through September 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $620 million, of which $105 million relates to the first nine months of 2004 and $104 million relates to the same period of 2003. See Note 1 to the Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (continued)

The Company did not incur any restructuring or similar charges in the second or third quarters of 2004. During the first quarter of 2004, the Company recorded a pretax credit to cost of sales in the Consolidated Statement of Income of approximately $5 million. The $5 million credit represents an adjustment to reserves estimated in 2002 for the shutdown costs of a manufacturing facility, which was sold in the first quarter of 2004.

During the third quarter of 2003, the Company recorded a pretax charge of approximately $1 million as the result of a contractual post-closing adjustment to the selling price of the Company’s metal systems business, which was sold in the second quarter of 2003. The $1 million charge was reflected in the Consolidated Statement of Income under the caption, “Other”. During the second quarter of 2003, the Company recorded a pretax charge of approximately $13 million, consisting of a $14 million loss on the sale of the Company’s metal systems business, offset by a $1 million credit representing the gain on the sale of assets of the Company’s mineral wool business. Such $13 million charge was reflected in the Consolidated Statement of Income under the caption, “Other.” In the first quarter of 2003, the Company recorded $30 million in pretax charges, comprised of a $2 million pretax restructuring charge (classified as a separate component of operating expense in the Consolidated Statement of Income), and a charge of $28 million to cost of sales. The $2 million restructure charge represented additional non-cash asset write-downs of previously closed non-strategic facilities to fair value. The $28 million charge to cost of sales represented the additional write-down of two groups of assets in the Building Materials segment to net realizable value based on valuations of the future cash flows of the assets using assumptions consistent with current market conditions.

L’Ardoise, France Manufacturing Facility

In the fourth quarter of 2003, the Company experienced a flood at its L’Ardoise, France manufacturing facility. This facility is insured for property damage and business interruption losses relating to such events, subject to a $5 million deductible (which was expensed in 2003) and applicable policy limits. The Company estimates it has incurred, or will incur, a total of $50 to $60 million of property damage costs and business interruption losses associated with the L’Ardoise flood, which the Company believes will be substantially covered by insurance. In connection with the flood, the Company has recorded approximately $14 million in receivables for property damage costs, offset by a $25 million insurance advance. In addition, approximately $11 million of business interruption costs have been expensed and $19 million of capital expenditures have been recorded. Should the expected insurance recoveries not be received, they could have a material adverse impact on the results of the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken and capital expenditures recorded in periods before the insurance receipts are recorded.

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

The Bonds, which had a par value at the purchase date of approximately $53 million, were purchased in exchange for cash payments totaling approximately $32 million. Such payments resulted in the Company reducing the lease liability by $32 million. Also as part of the agreement, the Company allowed the selling bondholders a claim in its Chapter 11 proceedings of approximately $21 million related to the discount on the purchase of the Bonds. The Company recorded a liability Subject to Compromise in its Consolidated Balance Sheet and a Chapter 11 related reorganization item in its Consolidated Statement of Income related to this claim.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Cash flow from operations was a positive $59 million for the nine month period ended September 30, 2004, versus negative $32 million for the same period of 2003. The increase in cash flow from operations compared to the prior year was primarily driven by increases in accounts payable and accrued liabilities, increases in the provision for deferred income taxes, and improved earnings. These factors were partially offset by increases in pension contributions, receivables and inventory.

At September 30, 2004, net working capital was $1.118 billion and the current ratio was 2.30, compared to $1.024 billion and 2.19, respectively, at December 31, 2003. The increase in working capital and current ratio is partially due to a settlement related to approximately $67 million of pre-petition guaranteed subsidiary debt that had been classified on the Consolidated Balance Sheet as “Short-term debt” and “Long-term debt – current portion”. The Company reached a settlement agreement with the holders of a majority of that debt, resulting in the debt being included as an allowed claim under the bankruptcy proceedings. As such, the debt was reclassed to “Liabilities subject to compromise” on the balance sheet. Other changes in net working capital and current ratio reflect normal seasonal trends.

Investing activities, net of proceeds from the sale of businesses, consumed $226 million during the nine months ended September 30, 2004, compared to $53 million during the same period of 2003. This increase in cash used for investing activities is primarily attributable to cash outflows of $73 million for the acquisition of OC Mexico in 2004 compared to $64 million of cash inflows from the sale of businesses in the nine months ended September 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Spending for capital additions to plant and equipment was $147 million in the first nine months of 2004, compared to $119 million in the first nine months of 2003. We anticipate that 2004 spending for capital additions to plant and equipment will be approximately $240 million, a portion of which is uncommitted. We expect that these expenditures will be funded from the Company’s operations and existing cash on hand. In addition, in April 2004, the Company completed the acquisition of the remaining 60% ownership interest in our Mexican affiliate, OC Mexico, for approximately $73 million, net of cash acquired. The Company has made, and expects to make additional, capital expenditures in connection with the 2003 flood of its L’Ardoise, France manufacturing facility that it expects will be substantially reimbursed by insurance.

At September 30, 2004, the Company had $822 million of cash and cash equivalents as compared to $769 million at September 30, 2003 and $1.005 billion at December 31, 2003. The decline from December reflects normal seasonal changes in working capital, the pension plan contributions described below, and the acquisition of OC Mexico.

At September 30, 2004, the Company had $2.958 billion of debt subject to compromise and $87 million of other debt (of which $7 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet). At December 31, 2003, we had $2.896 billion of debt subject to compromise and $170 million of other debt (of which $75 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet).

The Company has significant liabilities related to pension plans for its employees. The Company has contributed $225 million to the pension plans in 2004. The Company’s pension related assets increased to $507 million at September 30, 2004 from $328 million at September 30, 2003, primarily due to contributions to the pension plans and return on plan assets, partially offset by additional service costs, interest cost accrued and amortization of prior actuarial losses. The Company’s recorded long-term pension plan liability increased to $701 million at September 30, 2004, from $599 million at September 30, 2003. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions and financial market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at September 30, 2004; however, approximately $103 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements in the ordinary course of business, such as securitization of accounts receivable and guarantees with respect to unconsolidated affiliates and other entities. There have been no significant changes in the Company’s off balance sheet arrangements for the quarter or nine months ended September 30, 2004.

Other than those effects inherent to the types of arrangements described, the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. During the third quarter and first nine months of 2004, there were no material changes to such contractual obligations outside the ordinary course of the Company’s business.

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

In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effects, and applied the remainder of FIN 46R to its first quarter 2004 financial statements, with no material effects.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At September 30, 2004, a total of 60 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2004, the Company’s reserve for such liabilities was $16 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA, including liabilities associated with some of the PRP designations noted above. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

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

On or about October 10, 2003, Kensington International Limited and Springfield Associates, LLC (collectively, “K&S”), two assignees of lenders under Owens Corning’s Pre-Petition Credit Facility, filed a motion in the USBC seeking to recuse District Court Judge Wolin from further participation in the Chapter 11 Cases. After various proceedings before the District Court and the United States Court of Appeals for the Third Circuit (the “Third Circuit”), on May 17, 2004, the Third Circuit entered an order requiring Judge Wolin to recuse himself from further participation in the Chapter 11 Cases. On May 27, 2004, the Third Circuit assigned Judge John P. Fullam of the United States District Court, Eastern District of Pennsylvania, to replace Judge Wolin in the Chapter 11 Cases. In addition, the Third Circuit assigned other judges to sit on other of the cases that had previously been consolidated under the terms of the Administrative Consolidation, effectively terminating the consolidation.

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

On June 7, 2004, Owens Corning announced that an agreement in principle (the “Agreement in Principle”) had been reached with the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors. Among other things, the Agreement in Principle provides that all holders of bonds, bank debt and senior trade debt would receive a recovery equal to 38.5% of their claims upon Owens Corning’s successful emergence from Chapter 11. The recoveries of all creditors are based on certain agreed and assumed values and would be comprised of cash, debt and equity. However, their actual recoveries could ultimately be higher or lower based on the value of the equity to be issued by Owens Corning upon emergence from Chapter 11 and other factors.

It is expected that the Plan will be amended to reflect the terms of the Agreement in Principle. The Plan is subject to confirmation by the Bankruptcy Court.

The Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 11 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. On November 2, 2004, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors filed a joint motion to dismiss such appeal on the grounds that the Memorandum and Order is not a final judgment or otherwise appealable.

On August 19, 2004, the District Court scheduled a claims estimation hearing to be held on January 13, 2005. The purpose of the claims estimation hearing will be to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. No assurance can be made as to whether the

ITEM 1. LEGAL PROCEEDINGS (continued)

amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than the $16 billion amount that the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have established as the level below which they have reserved the right to withdraw support of the Plan. The holders of the debt under the Pre-Petition Credit Facility have filed a motion with the District Court requesting that the estimation hearing be postponed beyond January 13, 2005. The District Court has not yet ruled on that motion.

Although the basic terms of the Plan, as modified to reflect the Agreement in Principle, have now been agreed to by the official representatives of all of Owens Corning’s major creditor constituencies, except the holders of its debt under the Pre-Petition Credit Facility, who continue to oppose the Plan, Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan, as modified to reflect the Agreement in Principle, provides for payment of 38.5% of the face amount of all unsecured creditors’ claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. However, the percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors, including the value of the shares of new common stock and notes to be issued by Owens Corning. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder. The Plan, as modified to reflect the Agreement in Principle, is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. The USBC has continued further proceedings on this matter to January 26, 2005.

On or about May 24, 2004, Credit Suisse First Boston, Kensington International Limited, Springfield Associates LLC and Angelo Gordon filed a motion in the USBC requesting the appointment of a Chapter 11 Examiner to examine (i) allegations of improper conduct by management of the Debtors, (ii) alleged breaches of fiduciary duty by management of the Debtors resulting from the influence of the Legal Representative for the class of future asbestos claimants and the Official Committee of Asbestos Claimants on the process of developing a Plan and the tort estimation process, (iii) alleged connections between the

ITEM 1. LEGAL PROCEEDINGS (continued)

asbestos plaintiffs’ interests, a Court appointed mediator, and the Debtors’ asbestos liability estimation firm, and (iv) other alleged improper conduct. Owens Corning, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants have each filed responsive pleadings to the motion. The USBC has continued further proceedings on the motion pending issuance of a final order on the motion (described in the preceding paragraph) requesting appointment of a Chapter 11 trustee.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. See Note 1 to the Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1 to the Consolidated Financial Statements. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.5 billion of other outstanding debt. As required by Statement of Position (SOP) 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $7 million, as current on the Consolidated Balance Sheet as of September 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2004.

ITEM 5. OTHER INFORMATION

No information is reported under this Item.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: November 4, 2004	By:	/s/ Michael H. Thaman
Michael H. Thaman
Chairman of the Board and
Chief Financial Officer
(as duly authorized officer)

Date: November 4, 2004	By:	/s/ Roy D. Dean
Roy D. Dean
Vice President and Corporate
Controller

EXHIBIT INDEX

Exhibit Number	Document Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Bonds/Trade Term Sheet, dated as of June 3, 2004 (incorporated herein by reference to Exhibit (2) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2004).

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

EXHIBIT INDEX

Exhibit Number	Document Description
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000), as amended by First Amendment to Post-Petition Credit Agreement, dated as of October 31, 2002 (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (file No. 1-3660) for the year ended December 31, 2002), as amended by Second Amendment to Post-Petition Credit Agreement, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4 to Owens Corning’s current report on Form 8-K (file No. 1-3660), filed November 1, 2004).

Bonds/Trade Term Sheet, dated as of June 3, 2004 (incorporated herein by reference to Exhibit (2) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660), Filed August 4, 2004).

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

EXHIBIT INDEX

Exhibit Number	Document Description
(10)	Material Contracts

Post-Petition Credit Agreement, dated as of December 8, 2000, among Owens Corning and the subsidiaries of Owens Corning named therein, the financial institutions named therein, and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000), as amended by First Amendment to Post-Petition Credit Agreement, dated as of October 31, 2002 (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (file No. 1-3660) for the year ended December 31, 2002), as amended by Second Amendment to Post-Petition Credit Agreement, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4 to Owens Corning’s current report on Form 8-K (file No. 1-3660), filed November 1, 2004).

Standard Retainer/Meeting Fee Arrangement for Non-Employee Directors, as amended (filed herewith).

Owens Corning Key Employee Retention Incentive Plan (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2004).

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