Form 10-K
period 2004-12-31
OWENS CORNING
filed 2005-03-08
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

On June 30, 2004, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of Registrant’s $.10 par value common stock (Registrant’s voting stock) held by non-affiliates was $32,652,428 (assuming for purposes of this computation only that the Registrant had no affiliates).

At January 31, 2005, there were outstanding 55,341,765 shares of Registrant’s $.10 par value common stock.

(i)

(ii)

		Page

PART III

Item 10.	Directors and Executive Officers of Owens Corning	49 - 53

Item 11.	Executive Compensation	54 - 60

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60 - 62

Item 13.	Certain Relationships and Related Transactions	62

PART IV

Item 14.	Principal Accountant Fees and Services	63

Item 15.	Exhibits and Financial Statement Schedules	63

	Signatures	64

	Index to Consolidated Financial Statements	65

	Management’s Report on Internal Control Over Financial Reporting	66

	Report of Registered Independent Public Accounting Firm	67 - 69

	Consolidated Financial Statements	70 - 154

	Index to Consolidated Financial Statement Schedule	155

	Schedule II	156

	Exhibit Index	157 - 163

	Key Management Severance Agreement with Joseph C. High, Exhibit (10)

	Subsidiaries of Owens Corning, Exhibit (21)

	Consent of Registered Independent Public Accounting Firm, Exhibit (23)

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

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization

ITEM 1. BUSINESS (continued)

in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (as so amended through such fourth amendment, the “Plan”) in the USBC on October 24, 2003. The Plan is subject to confirmation by the Bankruptcy Court. The Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will be the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder. The Plan is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

BUSINESS DESCRIPTION

Owens Corning operates in two segments - Building Materials Systems and Composite Solutions. In 2004, the Building Materials Systems segment accounted for approximately 80% of our total sales while Composite Solutions accounted for the remainder. The products and systems provided by our Building Materials Systems segment are used in residential remodeling and repair, commercial improvement, new residential and commercial construction, and other related markets. The products and systems offered by our Composite Solutions segment are used in end-use markets such as building construction, automotive, telecommunications, marine, aerospace, energy, appliance, packaging and electronics. Many of Owens Corning’s products are marketed under registered trademarks, including Cultured Stone®, Propink®, Advantex®, and/or the color PINK.

Owens Corning has affiliate companies in a number of countries. Generally, affiliated companies’ sales, earnings and assets are not included in either operating segment unless we own more than 50% of the affiliate and the ownership is not considered temporary.

In April 2004, we acquired the outstanding 60% ownership interest in our Mexican joint venture, Vitro-Fibras, S.A. (“OC Mexico”). This acquisition strengthened our operating position in Mexico and provides a supply of low-cost manufacturing capacity to service the North American market for both fiberglass insulation and reinforcements.

Revenue from external customers, income from operations and total assets attributable to each of Owens Corning’s operating segments and geographic regions, as well as information concerning the dependence of our operating segments on foreign operations, for each of the years 2004, 2003, and 2002, are contained in Note 3 to the Consolidated Financial Statements.

ITEM 1. BUSINESS (continued)

BUILDING MATERIALS SYSTEMS

Principal Products And Methods Of Distribution

Building Materials Systems operates primarily in the United States and Canada. It also has a growing presence in Asia Pacific and Mexico. Building Materials Systems sells a variety of products and systems in two major categories: (i) insulating systems, including thermal and acoustical insulation, air ducts formed from glass wool fibers, and foam insulation, and (ii) exterior systems for the home, including roofing shingles, vinyl siding and accessories, windows and doors, stone veneer building products, and branded housewrap. These products are used primarily in the home improvement, new residential construction, manufactured housing, and commercial construction markets.

We sell building insulation systems, roofing shingles and accessories, housewrap, and vinyl siding through home centers, lumberyards, retailers and distributors. Other channels of distribution for insulation systems in North America include insulation contractors, wholesalers, specialty distributors, metal building insulation laminators, mechanical insulation distributors and fabricators, manufactured housing producers, and appliance, office products and automotive manufacturers. Foam insulation and related products are sold to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers; commercial and industrial markets through specialty distributors; and, in some cases, large contractors, particularly in the agricultural and cold storage markets. Vinyl siding and accessories are also sold through the Company’s retail distribution centers.

Owens Corning sells asphalt products that are used internally in the manufacture of residential roofing products and are also sold to other shingle manufacturers. In addition, asphalt is sold to roofing contractors and distributors for Built-Up Roofing Asphalt (BURA) systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction. Owens Corning sells glass fiber and/or glass fiber mat directly to a small number of major shingle manufacturers, including our own roofing manufacturing facilities.

In Latin America, Owens Corning sells building and mechanical insulation primarily through OC Mexico, as well as exports from U.S. plants. In Asia Pacific, we sell primarily mechanical insulation through joint venture businesses, including two majority owned insulation plants and an insulation fabrication center in China, a minority owned joint venture in Saudi Arabia, and licensees.

Seasonality

Sales in the Building Materials Systems segment tend to follow seasonal home improvement, remodeling and renovation, and new construction industry patterns. The peak season for home construction and remodeling generally corresponds with the second and third calendar quarters. Sales levels for the segment, therefore, are typically higher during these quarters and lower in the winter months.

Major Customers

No customer in the Building Materials Systems segment accounted for more than 6% of the segment’s sales in 2004.

ITEM 1. BUSINESS (continued)

COMPOSITE SOLUTIONS

Principal Products and Methods of Distribution

Composite Solutions operates in North America, Europe, Latin America and Asia Pacific, with affiliates and licensees around the world.

Owens Corning is a leading producer of glass fiber materials used in composites. Composites are made up of two or more components (e.g., plastic resin and a fiber, traditionally a glass fiber) and are used in various applications to replace traditional materials, such as aluminum, wood, and steel. We are increasingly providing systems that are designed for a specific end-use application, and entail a material, a proprietary process and a fully assembled part or system. The global composites industry has thousands of end-use applications. Owens Corning has selected strategic markets and end-users where we provide integral solutions, such as the building construction and transportation markets.

Tubs, showers and other related internal building components used for both remodeling and new construction are major applications of composite materials in the construction market. These end-use products are some of the first successful material substitution conversions normally encountered in developing countries. Glass fiber reinforcements and composite material solutions for these markets are sold to direct accounts and to distributors around the world, who in turn service thousands of customers.

A significant portion of transportation-related composite solutions are used in automotive applications. Non-automotive transportation applications include heavy trucks, rail cars, shipping containers, refrigerated containers, trailers and commercial ships. Growth continues in automotive applications, as composite systems create new applications or displace other materials in existing applications. There are hundreds of automotive composites applications, including body panels, door modules, integrated front-end systems, instrument panels, chassis and underbody components and systems, pick-up truck beds, and heat and noise shields. These composite parts are either produced by original equipment manufacturers (“OEMs”) or are purchased by OEMs from first-tier suppliers.

The Composite Solutions segment also serves thousands of applications within the consumer, industrial and infrastructure markets, which include sporting goods and marine applications. Owens Corning sells composite materials to OEM’s and other finished goods manufacturers, both directly and through distributors.

Major Customers

No customer in the Composite Solutions segment accounted for more than 8% of the segment’s sales in 2004.

ITEM 1. BUSINESS (continued)

GENERAL

Raw Materials and Patents

Owens Corning considers the sources and availability of raw materials, supplies, equipment and energy necessary for the conduct of business in each of our operating segments to be adequate.

Owens Corning has numerous United States and foreign patents issued and applied for relating to our products and processes in each operating segment, resulting from research and development efforts.

We have issued royalty-bearing patent licenses to companies in several foreign countries. The licenses cover technology relating to both operating segments.

Including registered trademarks for the Owens Corning logo and the color PINK, Owens Corning has approximately 350 trademarks registered in the United States and approximately 1,400 trademarks registered in other countries.

We consider our patent and trademark positions to be adequate for the present conduct of business in each of our operating segments.

Working Capital

Owens Corning’s manufacturing operations in each operating segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Number of Employees

Owens Corning averaged approximately 18,000 employees during 2004 and had approximately 19,000 employees at December 31, 2004.

Research and Development

During 2004, 2003, and 2002, Owens Corning spent approximately $47 million, $43 million, and $42 million, respectively, for science and technology activities related to research and development. Customer-sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning’s capital expenditures relating to compliance with environmental control requirements were approximately $2 million in 2004. We currently estimate that such capital expenditures will be approximately $7 million in 2005 and $3 million in 2006.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $42 million in 2004. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

ITEM 1. BUSINESS (continued)

The 1990 Clean Air Act Amendments (“Act”) provide that the United States Environmental Protection Agency (“EPA”) will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin manufacturing in January 2000, for wet formed fiberglass mat manufacturing in April 2002, and for reinforced plastic composites manufacturing and asphalt roofing and processing in April 2003. The Company anticipates that other relevant sources to be regulated in the near future include large burners and boilers. Based on information now known by the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

Competition

Owens Corning’s products compete with a broad range of products made from numerous basic, as well as high-performance, materials.

We compete with a number of manufacturers in the United States of glass fibers in primary forms, not all of which produce a broad line of glass fiber products. Approximately one-half of these producers compete with our Building Materials Systems operating segment in the sale of glass fibers in primary form. The other producers compete with our Composite Solutions operating segment. Companies in other countries export moderate quantities of glass fiber products to the United States. We also compete outside the United States with a number of manufacturers of glass fibers in primary forms.

We also compete with many manufacturers, fabricators and distributors in the sale of products made from glass fibers. In addition, we compete with many other manufacturers in the sale of roofing materials for sloped roofing, industrial asphalts, vinyl siding, windows and patio doors, and other products.

Methods of competition include brand recognition, product performance, price, terms, service and warranty.

ITEM 2. PROPERTIES

PLANTS

Owens Corning’s principal plants, and certain other facilities, as of December 31, 2004, are listed below by operating segment and primary products, and are owned except as noted. We consider that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

Certain of the facilities listed below are shown as “leased” properties. Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be assumed or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 4, 2005, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the Debtors may take action to obtain a court determination that the applicable facility is owned rather than leased.

BUILDING MATERIALS SYSTEMS

Thermal and Acoustical Insulation

Delmar, New York	Newark, Ohio
Eloy, Arizona	Salt Lake City, Utah
Fairburn, Georgia	Santa Clara, California
Kansas City, Kansas	Waxahachie, Texas

Anshan, China	Mexico City, Mexico
Candiac, Canada	Scarborough, Canada
Edmonton, Canada	Shanghai, China
Guangzhou, China

Foam Insulation

Rockford, Illinois	Tallmadge, Ohio

Nanjing, China	Volpiano, Italy (1)
Valleyfield, Canada

(1)	Facility is leased.

ITEM 2. PROPERTIES (continued)

OEM Solutions

Cleveland, Tennessee (1)	Ladysmith, Wisconsin (1)

Columbus, Ohio (1)	Los Angeles, California (1)

Dallas, Texas (1)	Louisville, Kentucky (1)

Indianapolis, Indiana (1)	Springfield, Tennessee (1)

Johnson City, Tennessee (1)	Tiffin, Ohio (1)

Brantford, Canada

(1)	Facility is leased.

Roofing

Atlanta, Georgia	Kearny, New Jersey

Brookville, Indiana	Medina, Ohio

Compton, California	Memphis, Tennessee

Denver, Colorado	Minneapolis, Minnesota

Houston, Texas	Portland, Oregon

Irving, Texas	Savannah, Georgia

Jacksonville, Florida	Summit, Illinois

Jessup, Maryland

Asphalt Processing

Atlanta, Georgia	Jessup, Maryland

Channelview, Texas	Kearny, New Jersey

Compton, California	Medina, Ohio

Denver, Colorado	Memphis, Tennessee

Detroit, Michigan	Minneapolis, Minnesota

Ennis, Texas	Mobile, Alabama (2)

Ft. Lauderdale, Florida	Morehead City, North Carolina (1)

Granite City, Illinois (1)	North Bend, Ohio

Houston, Texas	Oklahoma City, Oklahoma

Irving, Texas	Portland, Oregon

Jacksonville, Florida	Summit, Illinois

(1)	Facility is leased.

(2)	Operated under management agreement.

Glass Mat/Wet Chop

Aiken, South Carolina	Jackson, Tennessee

Fort Smith, Arkansas

Manufactured Stone Veneer

Chester, South Carolina (1)	Navarre, Ohio

Napa, California

(1)	Facility is leased.

ITEM 2. PROPERTIES (continued)

Vinyl Siding

Claremont, North Carolina Joplin, Missouri	Olive Branch, Mississippi

London, Ontario

In addition, Owens Corning has approximately 170 distribution centers in 39 states in the United States, substantially all of which are leased. The Company also provides residential construction services through 22 leased locations in 12 states.

COMPOSITE SOLUTIONS

Textiles and Reinforcements

Amarillo, Texas	Huntingdon, Pennsylvania (1)

Anderson, South Carolina	New Braunfels, Texas (1)

Apeldoorn, The Netherlands	Liversedge, United Kingdom

Battice, Belgium	Mexico City, Mexico

Birkeland, Norway	Rio Claro, Brazil

Guelph, Canada	San Vincente deCastellet/

Kimchon, Korea	Barcelona, Spain

L’Ardoise, France	Taloja, India

(1)	Facility is leased.

Manufactured Housing/Recreational Vehicles/Specialty Parts

Goshen, Indiana	Nappanee, Indiana

Automotive

Lancaster, United Kingdom (1)

(1)	Facility is leased.

OTHER PROPERTIES

Owens Corning’s principal executive offices are located in the Owens Corning World Headquarters, Toledo, Ohio, a leased facility of approximately 400,000 square feet.

Owens Corning’s research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of more than 20 structures totaling more than 600,000 square feet. In addition, we have Application Development and other product and market focused research and development centers in Novi, Michigan, Summit, Illinois, Tallmadge, Ohio, Apeldoorn, The Netherlands, Battice, Belgium, Mexico City, Mexico, Rio Claro, Brazil, and Shanghai, China.

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

On May 27, 2004, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) assigned Judge John P. Fullam of the United States District Court, Eastern District of Pennsylvania, to replace Judge Wolin in the Chapter 11 Cases. In addition, the Third Circuit assigned other judges to sit on other of the cases that had previously been consolidated under the terms of the Administrative Consolidation, effectively terminating the consolidation.

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

The holders of the debt under the Pre-Petition Credit Facility, and certain other members of the major creditor groups, have indicated that they continue to oppose the Plan, including a group identifying itself as an “Ad Hoc Committee of Bondholders” that claims to have a blocking position that will allow them to prevent a vote in favor of the Plan by Owens Corning’s bondholders.

The Plan is subject to confirmation by the Bankruptcy Court. There can be no assurance that the Plan will not be further amended prior to confirmation, nor can there be any assurance that such Plan will be confirmed by the Bankruptcy Court and consummated.

The Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit

ITEM 3. LEGAL PROCEEDINGS (continued)

Facility filed an appeal of the Memorandum and Order with the Third Circuit. On November 2, 2004, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors filed a joint motion to dismiss such appeal on the grounds that the Memorandum and Order is not a final judgment or otherwise appealable. The Third Circuit denied the motion to dismiss on January 26, 2005, and heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Because our currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order could potentially result in significant delays in our case.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. Post-trial briefs in this matter were filed by February 18, 2005. The District Court has not indicated when it expects to render a decision on this matter, and no assurance can be given as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than the $16 billion amount that the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have established as the level below which they have reserved the right to withdraw support of the Plan.

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder. The Plan is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Further proceedings on this matter have been continued until a status conference on the motion.

ITEM 3. LEGAL PROCEEDINGS (continued)

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

Executive Officers of Owens Corning

(as of January 31, 2005)

The name, age and business experience during the past five years of Owens Corning’s executive officers as of January 31, 2005 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*
Sheree L. Bargabos (49)	Vice President and President, Exterior Systems Business since August 2002; formerly Vice President, Training and Development (2001), and Vice President and General Manager, Foam, Insulating Systems Business.

David T. Brown (56)	President and Chief Executive Officer since April 2002; formerly Executive Vice President and Chief Operating Officer (2001), and Vice President and President, Insulating Systems Business. Director since January 2002.

Charles E. Dana (49)	Vice President and President, Composite Solutions Business since February 2004; formerly Vice President - Corporate Controller and Global Sourcing (2002), Vice President, Global Sourcing and eBusiness (2001), Vice President, Owens Corning Supply Chain Solutions (2000), and Vice President, Global Sourcing Management.

Roy D. Dean (45)	Vice President and Corporate Controller since March 2004; formerly Vice President and Controller, Insulating Systems Business.

Daniel J. Dietzel (50)	Vice President and President, Siding Solutions Business since July 2002; formerly Vice President, Distribution - Exterior Systems Business.

Joseph C. High (50)	Senior Vice President, Human Resources since January 2004; formerly Vice President, Human Resources for ConocoPhillips (2001), and Vice President, Human Resources for Rockwell Automation.

David L. Johns (46)	Senior Vice President and Chief Supply Chain and Information Technology Officer since April 2001; formerly Vice President and Chief Technology Officer.

George E. Kiemle (57)	Vice President and President, Insulating Systems Business since February 2001; formerly Vice President, Manufacturing, Insulating Systems Business.

Stephen K. Krull (40)	Senior Vice President, General Counsel and Secretary since February 2003; formerly Vice President, Corporate Communications (2002), and Vice President and General Counsel, Operations.

Michael H. Thaman (40)	Chairman of the Board and Chief Financial Officer since April 2002; formerly Senior Vice President and Chief Financial Officer (2000), and Vice President and President, Exterior Systems Business. Director since January 2002.

*	Information in parentheses indicates year in which service in position began.

PART II

ITEM 5. MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Effective December 19, 2002, Owens Corning’s common stock has been traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “OWENQ”. During 2004 and 2003, the high and low bid prices on the OTCBB were as follows:

2004	High	Low	2003	High	Low

First Quarter	0.67	0.39	First Quarter	0.74	0.05

Second Quarter	0.92	0.34	Second Quarter	1.25	0.05

Third Quarter	0.83	0.47	Third Quarter	1.20	0.50

Fourth Quarter	5.71	0.54	Fourth Quarter	0.91	0.30

The number of stockholders of record of Owens Corning’s common stock on January 31, 2005 was 6,774.

As a result of the Filing on October 5, 2000, Owens Corning (1) did not pay any dividends during its two most recent fiscal years and (2) will not pay cash dividends for the foreseeable future.

NOTICE PROCEDURES AND TRANSFER RESTRICTIONS ON TRADING

On March 1, 2005, the USBC issued an order (the “Interim Order”) imposing certain notice procedures and transfer restrictions on the trading of equity securities of Owens Corning. The Interim Order was sought by Owens Corning and certain of its subsidiaries to avoid limitations on the use of their tax net operating loss carryforwards and certain other tax attributes. Under the Interim Order, all persons or entities who currently or in the future beneficially own at least 4.75% of the outstanding equity securities of Owens Corning, or who would own that amount upon completion of an acquisition of such securities, are required to provide notice of such status, or before effecting that transaction, as the case may be. The Debtors have the right to object in the USBC if the acquisition or sale would pose a material risk of adversely affecting the Debtors’ ability to utilize their tax net operating loss carryforwards or certain related tax attributes. Any purchase, sale or other transfer of Owens Corning equity securities in violation of the restrictions of the Interim Order would be null and void ab initio. A hearing on the Debtors’ motion to make the Interim Order a Final Order will be held in the USBC on April 25, 2005. Any objections to the interim relief granted in the Interim Order becoming final, or the entry of a Final Order granting the relief sought in the motion, must be filed with the USBC by 4:00 pm prevailing Eastern time on April 8, 2005. For the full text of the Order, see Exhibit 99 to this Annual Report.

ITEM 5. MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Owens Corning has various pre-Filing equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2004, is as follows:

	(a)		(b)		(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,486,183	(1)	$33.43	(1)	389,000	(2)

Equity compensation plans not approved by security holders	1,889,359	(3)	$30.84	(3)	1,204,831	(3)

Total	4,375,542		$32.31		1,593,831

(1)	Relates to the Company’s Stock Performance Incentive Plan and 1987 Stock Plan for Directors.

(2)	Relates to the Company’s 1987 Stock Plan for Directors.

(3)	Relates to the Company’s 1995 Stock Plan.

For additional information concerning these plans, including the number of securities available for future issuance, please see Note 21 to the Consolidated Financial Statements. No securities were granted under these plans in 2004, and the Company does not anticipate additional grants for the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

No purchase of Owens Corning equity securities was made by Owens Corning during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

	2004(a)	2003(b)	2002(c)	2001(d)	2000(e)
	(In millions of dollars, except per share data and where noted)
Net sales	$5,675	$4,996	$4,872	$4,762	$4,940
Cost of sales	4,649	4,170	4,130	3,938	4,014
Marketing, administrative and other expenses	522	438	505	565	659
Science and technology expenses	47	43	42	37	52
Restructure costs	—	(2)	61	26	32
Provision (credit) for asbestos litigation claims	(24)	(5)	2,351	(7)	790
Chapter 11 related reorganization items	54	85	96	87	24
Income (loss) from operations	427	267	(2,313)	116	(631)
Interest expense, net	(12)	8	16	16	155
Other	—	—	—	(2)	5
Income (loss) before income tax expense (benefit)	439	259	(2,329)	102	(791)
Income tax expense (benefit)	227	145	31	57	(312)
Cumulative effect of change in accounting principle, net of tax	—	—	(441)	—	—
Net income (loss)	204	115	(2,809)	39	(478)
Net income (loss) before cumulative effect of change in accounting principle per share
Basic	3.68	2.08	(43.01)	0.72	(8.71)
Diluted	3.40	1.92	(43.01)	0.66	(8.71)
Net income (loss) per share
Basic	3.68	2.08	(51.02)	0.72	(8.71)
Diluted	3.40	1.92	(51.02)	0.66	(8.71)
Dividends per share on common stock
Declared	—	—	—	—	0.2250
Paid	—	—	—	—	0.2250
Weighted-average number of shares outstanding (in thousands)
Basic	55,307	55,196	55,054	55,056	54,816
Diluted	59,933	59,874	55,054	59,945	54,816
Net cash flow from operations	449	295	357	478	(190)
Additions to plant and equipment	232	208	248	270	476
Total assets	7,639	7,358	7,016	7,162	6,912
Long-term debt (f)	38	73	71	5	7
Liabilities subject to compromise (f)	9,171	9,258	9,236	6,804	6,935
Average number of employees (in thousands)	18	18	18	19	20

(a)	During 2004, the Company recorded pretax income of $5 million ($3 million after-tax) for restructuring and other charges, pretax charges of $54 million ($27 million after-tax) for Chapter 11 related reorganization expenses, and pretax income of $24 million ($14 million after-tax) for asbestos-related insurance recoveries.

ITEM 6. SELECTED FINANCIAL DATA (continued)

(b)	During 2003, the Company recorded pretax charges of $34 million ($18 million after-tax) for restructuring and other charges, $85 million ($37 million after-tax) for Chapter 11 related reorganization expenses, and pretax income of $5 million ($3 million after-tax) for asbestos-related insurance recoveries.

(c)	During 2002, the Company recorded pretax charges of $166 million ($103 million after-tax) for restructuring and other charges, $96 million ($48 million after-tax) for Chapter 11 related reorganization expenses, $2,351 million ($2,351 million after-tax) for asbestos litigation claims, and $491 million ($441 million after-tax) for the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

(d)	During 2001, the Company recorded pretax charges of $140 million ($89 million after-tax) for restructuring and other charges and $87 million ($54 million after-tax) for Chapter 11 related reorganization expenses, and pretax income of $7 million ($4 million after-tax) for asbestos-related insurance recoveries.

(e)	During 2000, the Company recorded pretax charges of $790 million ($486 million after-tax) for asbestos litigation claims, $24 million ($15 million after-tax) for Chapter 11 related reorganization expenses, and $229 million ($149 million after-tax) for restructuring and other charges.

(f)	On October 5, 2000, Owens Corning and 17 of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, beginning in October 2000, the Company classified substantially all pre-petition liabilities of the Debtors (see Note 1 to the Consolidated Financial Statements) as “Liabilities Subject to Compromise” on the Consolidated Balance Sheet. Included in this item at December 31, 2004 and 2003 were:

	2004	2003
	(In millions of dollars)
Accounts payable and accrued liabilities	$209	$213
Accrued interest payable	40	42
Debt	2,958	2,896
Income taxes payable	90	233
Reserve for asbestos litigation claims - Owens Corning	3,565	3,565
Reserve for asbestos-related claims - Fibreboard	2,309	2,309

Total consolidated	$9,171	$9,258

I TEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis.)

OVERVIEW

General Business Overview

Owens Corning is a global producer of a variety of products to serve consumers and industrial customers with building materials and composite systems. Our purpose is to deliver solutions, transform markets and enhance lives. Our people have been focused on safety and the elimination of all injuries. We continued to make progress on this goal during 2004 as measured by reducing our incident rate by more than 7 percent. We are also focused on delivering value by improving operational efficiencies, effectively deploying capital to meet market demands, growing end use markets through application development and executing on our pricing strategies.

Owens Corning operates in two reportable business segments – Building Materials Systems and Composite Solutions. The Building Materials Systems segment operates primarily in the United States and Canada, with a growing presence in Asia Pacific and Mexico. This segment serves customers in the home improvement and new residential and new commercial construction markets. Our Composite Solutions segment has operations around the world, including several licensees and affiliates, serving customers in multiple markets, such as building construction, transportation, consumer, industrial, and infrastructure.

On October 5, 2000, Owens Corning and 17 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in order to address the growing demands on our cash flow resulting from our multi-billion dollar asbestos liability. An overview of our bankruptcy proceedings appears below, and a more detailed review begins on page 29.

Chapter 11 Overview

In 2004, the Company marked the fourth anniversary of its filing under Chapter 11 to resolve our asbestos liability. Since our filing in 2000, we have worked diligently to formulate a Plan of Reorganization that deals fairly and equitably with all of our creditors and their claims. Our strategy has been to steadily advance our case while attempting to facilitate a Plan that could be supported by all of our creditors (“Consensual Plan”). Having a Consensual Plan would allow Owens Corning to move towards emergence from Chapter 11 without opposition from any of our major creditor groups. As a result, we would emerge sooner while still maximizing the value of our estate for all creditors. To date, we have been unable to reach a Consensual Plan, but we remain committed to emerging as soon as possible even if the Plan of Reorganization does not have the support of all creditor groups.

We are pleased with the progress that we made in 2004 in our Chapter 11 proceeding. We began the year with two primary issues that were preventing forward progress in our case. Those issues were (1) the substantive consolidation of Owens Corning and the other Debtor entities for purposes of the Chapter 11 proceedings and (2) estimation of the total amount of the Company’s asbestos liabilities. Both issues were advanced substantially during the year.

With respect to substantive consolidation, Judge Fullam, the Federal District Court Judge overseeing our case, issued an Order granting our motion requesting substantive consolidation. With substantive consolidation, the assets of our estate, whether held at the parent company or subsidiary level, would be consolidated for purposes of our Plan and all creditors that have claims against Owens Corning or any of its Debtor subsidiaries would then seek recovery from the consolidated estate. The holders of the Company’s bank debt have taken the position that the estate should not be substantively consolidated.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

They argue that certain pre-petition loan guarantees provided to the bank lenders by subsidiaries of Owens Corning should entitle them to a preferred recovery over all other unsecured creditors. They have therefore appealed Judge Fullam’s Order, and that appeal is currently pending before the Third Circuit Court of Appeals. Because our currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of Judge Fullam’s Order could potentially result in significant delays in our case.

The other primary issue in our Chapter 11 proceeding is the determination of the value of the Company’s current and future asbestos liability. The greater the amount of that liability, the lower the recovery will likely be for the Company’s non-asbestos creditors. Judge Fullam conducted a six-day asbestos estimation hearing in mid-January of 2005, and all post-trial briefs were filed by February 18, 2005. The holders of our bank debt have argued that Owens Corning’s asbestos liability is lower than the amount that we have currently reserved, and our Asbestos Claimants Committee and Asbsetos Futures Representative have argued that it is higher. We look forward to Judge Fullam’s decision on this important issue. We are hopeful that eliminating the uncertainty around the amount of the Company’s asbestos liability will serve as a catalyst for productive settlement discussions among our creditors.

While the Company will look for any opportunity to engage our creditors in settlement discussions, we believe that it will be difficult to reach a Consensual Plan until the issues of substantive consolidation and the value of our asbestos liability are finally resolved.

An external factor that also has weighed heavily upon the negotiations among our various creditor groups was the proposed Federal asbestos reform legislation that was pending in the Senate for much of 2003 and 2004 (the “FAIR Act”). The Company’s non-asbestos creditors have believed that the FAIR Act would reduce the amount of asbestos liability owed by the Company, and would therefore potentially increase the recoveries of non-asbestos creditors. While the FAIR Act did not pass in 2004, there have been ongoing discussions within the Senate regarding the possible introduction of a new version of the Fair Act in 2005. We cannot currently predict whether the FAIR Act will ultimately be enacted or, if enacted, what impact it would have on our creditors. However, as long as it remains possible that it could be enacted into law, it is likely to remain a factor in the negotiations among our various creditor groups.

Our going forward strategy continues to be two-fold: (1) look for a compromise that will result in a Consensual Plan supported by all of our creditors and (2) in the absence of a Consensual Plan, proceed as quickly as possible to confirm our Plan of Reorganization even if it does not have the support of all creditor groups and emerge from Chapter 11.

The Asbestos Claimants Committee and the Asbestos Futures Representative continue to be co-plan proponents with Owens Corning with respect to our Plan of Reorganization. While there are other non-asbestos creditors who also support our Plan, there continues to be those who have objections to it, including the holders of our bank debt. While we can emerge from Chapter 11 and discharge our current and future asbestos liability without the support of non-asbestos creditors, we continue to believe that a Consensual Plan will allow us to emerge more quickly. At this time, however, we cannot predict when the Company will be able to confirm its Plan of Reorganization and successfully emerge.

Throughout 2004, we profitably grew our business while operating in Chapter 11. For the foreseeable future, we do not believe that continuing to operate in Chapter 11 will inhibit our ability to successfully run and grow our business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operations Overview

The table below provides a summary of our sales and income from operations for the last three years.

	2004	2003	2002
	(In millions of dollars)
Sales	$5,675	$4,996	$4,872

Percent change from prior year	13.6%	2.5%

Income (Loss) From Operations	$427	$267	$(2,313)

Income (Loss) From Operations as a percent of sales	7.5%	5.3%	(47.5)%

Our operating performance in 2004 improved significantly. Compared to 2003, we grew revenue 13.6% and improved income from operations by 59.9%. However, because of the nature of certain costs and expenses related to our Chapter 11 proceedings, asbestos liability, and restructuring activities as we move towards emergence from bankruptcy, management does not find reported income from operations to be the most useful financial measure of the Company’s year-to-year operational performance. Rather, when management reviews the Company’s year-to-year operational performance, we find it useful to exclude such items. The table below provides detail of the items management excludes when evaluating year-to-year operating performance.

	2004	2003	2002
	(In millions of dollars)
Chapter 11 related reorganization items	$54	$85	$96
Provision (credit) for asbestos litigation claims (recoveries) - Owens Corning	(24)	(5)	1,376
Provision for asbestos litigation claims - Fibreboard	—	—	975
Restructuring and other charges	(5)	34	166

Total of items	$25	$114	$2,613

Excluding these items, operating performance improved approximately 18.6% in 2004 compared to 2003 and 27% in 2003 compared to 2002. In addition to this measure of operating performance, management evaluates operating results through other financial metrics including cash flow and return on net assets.

Our operating performance led to a strong cash flow performance during 2004. Cash flow provided by operations was $449 million while our cash provided by operations net of capital spending for plant and equipment was $217 million. We ended the year with a cash balance of $1.125 billion.

A key performance measure used internally by Owens Corning, including as the performance measure for outstanding cycles of the Company’s Long Term Incentive Plan, is a Company defined measure of return on net assets. The measure the Company uses adjusts both income from operations and average net assets for certain items to determine how effectively management is utilizing Company net assets to produce results. For example, because of our Chapter 11 proceedings, cash and bankruptcy related items are excluded from the Company’s calculation. This Company defined performance measure improved approximately 16% as of December 31, 2004 compared to 2003 and 42% as of December 31, 2003 compared to 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Major factors affecting the performance of our Building Materials Systems segment during 2004 include:

•	Low mortgage rates resulted in continued strength in the United States housing markets, positively impacting volumes in the Building Materials Systems segment and our ability to achieve price increases to recover energy, material, and labor cost inflation.

•	The continued strength in the marketplace has provided the Building Materials Systems segment with growth opportunities and has enabled us to improve our operating efficiency. Since several of our product lines were operating at very high utilization rates, we were able to operate our plants at capacities that allowed for improved operating efficiencies.

•	Increasing costs for energy-related commodities (including natural gas, asphalt and resin) and services (including delivery costs) adversely impacted all of our product lines within this segment to some extent. While not the case for each product line, in total we were able to achieve price increases to offset the impact of these higher costs.

•	The acquisition of the remaining 60% ownership interest in Vitro Fibras (“OC Mexico”) in April 2004 positively contributed to the segment’s financial performance. This strategic acquisition provides both the Building Materials and the Composite Solutions segments a greater presence in Latin America and low cost operations that can provide product to serve the North American markets.

Major factors affecting the performance of our Composite Solutions segment during 2004 include:

•	An improving global economy has increased the demand for glass fibers used in the construction, transportation, consumer, industrial, and infrastructure markets. This increased demand has allowed us to realize increased volume and improved operating performance in our Composite Solutions segment. With these improvements in market conditions, we believe that the outlook for prices has improved and we have negotiated price increases into some of our contracts for 2005.

•	Increasing costs for energy-related commodities and services adversely impacted this segment, primarily through increased raw material costs.

•	As global economies improved during 2004, the dollar weakened against most other currencies. Since we have operations around the world, this resulted in favorable foreign currency exchange gains during the latter half of 2004.

•	During 2004, we invested $19 million in our joint venture manufacturing affiliate, Violet Reinforcements, which provides low cost operations in Latin America to serve our United States markets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Safety

We believe that safety is everyone’s responsibility and that all accidents are preventable. Consequently, in 2003, we made safety a top Company priority. We measure our progress on safety based on two measures, the OSHA Recordable Incidents Rate (“ORIR”) and the Combined Occupational Disability Index (“CODI”). CODI is a subset of ORIR and includes the more severe incidents that involve lost or restricted time. The table below provides our performance on these measures for the past three years.

	2004	2003	2002

ORIR	3.03	3.85	5.55
Percent improvement	21.30%	30.63%

CODI rate	1.91	2.06	2.92
Percent improvement	7.28%	29.45%

Our goal for 2005 and beyond continues to be the elimination of all injuries.

Outlook for 2005

During 2005, we plan to continue to invest to improve the manufacturing efficiency of our current plants while expanding our manufacturing capacity both domestically and internationally, with a focus on Asia Pacific. We have already announced investments in additional capacity for our laminated shingle, manufactured stone veneer, and insulation product lines, including plans for a new greenfield facility for fiberglass insulation. While most all of our markets were strong as we ended 2004, we continue to closely monitor these markets for any sign of a potential downturn.

For 2005, we expect interest rates to increase somewhat but remain low compared to historical averages. The continuing low interest rates should allow the United States housing market to remain strong through at least the first half of 2005. While the current interest rate environment is advantageous to our performance, we are concerned about a potential environment of rising interest rates as we look ahead.

We believe that demand for energy related commodities is likely to continue to exert an upward pressure on the costs of energy related commodities and services, which we must continue to mitigate through improved performance and increased prices for our products. While our goal for 2005 is to continue to focus on eliminating waste and inefficiencies in our business and manufacturing processes, we anticipate that we will still need to realize price increases with our customers to offset cost inflation. Inability to do so may adversely impact our operating results. However, we are coming off an excellent operating performance in 2004 and look forward to carrying this momentum through 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Sales and Profitability for the Years ended December 31, 2004 and 2003

NET SALES

Net sales for the year ended December 31, 2004, were $5.675 billion, a 14% increase from the 2003 level of $4.996 billion. This increase was primarily the result of increased volumes in both of our segments and improved pricing in our Building Materials Systems segment. The increased volumes are a result of growth in the United States housing and remodeling markets and an improving global economy. Our Building Materials Systems segment was able to achieve some price increases in 2004 which, on a consolidated basis, more than offset the price lost in our Composite Solutions segment. The effect of foreign currency, principally in our Composite Solutions segment, was favorable and contributed approximately $42 million to the $679 million sales increase.

Sales outside the United States represented 16% of total sales in 2004, compared to 15% during 2003. This increase was primarily attributable to our expansion in Mexico through the acquisition of the outstanding interest in OC Mexico in 2004 and the sale of our U.S.-based metal systems assets and the exiting of certain other U.S.-based product lines in 2003. We expect the percentage of sales outside the United States to continue to increase as our investments in Asia Pacific begin to mature.

PROFITABILITY

	2004	% of sales	2003	% of sales
	(In millions of dollars, except per share amounts)

Sales	$5,675		$4,996

Gross margin	1,026	18.1%	826	16.5%

Marketing and administrative	530	9.3%	459	9.2%

Income from operations	427	7.5%	267	5.3%

Income tax expense	227		145

Effective tax rate	52%		56%

Net income	204	3.6%	115	2.3%
Diluted net income per share	$3.40		$1.92

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GROSS MARGIN

Gross margin as a percent of sales improved by 1.6% during 2004. Strong demand in the markets in which we operate enabled us to gain operating efficiencies which improved our margin. Contributing to the increase in margin was an increase in pricing for some of our products. However, the price increases we were able to achieve were substantially offset by higher costs associated with energy related commodities (particularly oil, natural gas, and resin) and transportation. We have a process to monitor these costs and have partially hedged our near term exposures to increases in the cost of energy and some energy-related commodities. While the higher energy-related costs are currently being offset by higher prices for some of our products and operating efficiencies, they represent a potential risk to future results.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $530 million for the year ended December 31, 2004, compared to $459 million for the year ended December 31, 2003. As a percent of sales, these expenses were essentially flat for the two years.

INCOME FROM OPERATIONS

Income from operations increased $160 million, or 59.9%, during 2004 compared to 2003. Approximately $89 million of this increase was due to a $39 million decrease in restructuring and other charges, a $31 million decrease in Chapter 11 related charges, and an additional $19 million of recoveries for asbestos litigation claims in 2004 compared to 2003. Additionally, during the fourth quarter of 2004 we finalized our recoveries of insurance proceeds related to the December 2003 flood at our L’Ardoise, France facility. As a result, we recognized $7 million in gains on the replacement of equipment and $21 million of other income representing business interruption losses (primarily attributable to the first half of 2004). The balance of the improvement in income from operations was primarily driven by increased sales and improved operating efficiencies derived from the strong demand for our residential insulation products. Partially offsetting our improvement in income from operations compared to 2003 were foreign exchange losses of approximately $4 million in 2004 compared to gains of $12 million in 2003, and an additional allowance for doubtful accounts of $5 million in 2004 compared to a reduction of $6 million in 2003.

INCOME TAXES

During 2004, we reached an agreement in principle with the Internal Revenue Service to settle all issues from open tax years from 1986-1999 for approximately $99 million. The recording of the settlement resulted in several balance sheet reclassifications between various deferred, accrued, and subject to compromise tax related accounts. We also adjusted our tax reserves based on our review of the likelihood of the deductibility of Chapter 11 related reorganization items, as well as new legislation and other developments during 2004 related to the deductibility of certain items at the state tax level. Due in part to these tax adjustments, our effective tax rate for 2004 was 52%. During 2004, we utilized a large portion of our net operating loss carryforward, and we expect cash payments for taxes to increase in 2005.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not yet in a position to reevaluate whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis of this incentive to date, however, it appears possible that we might reevalute the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

repatriation of between $150 million and $200 million of earnings currently considered as permanently reinvested, resulting in a respective tax liability ranging from $7 million to $11 million. We expect to be in a position to finalize our assessment in the first half of 2005.

As stated above under Item 5, “Market for Owens Corning’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities”, on March 1, 2005, the USBC issued an Interim Order imposing certain notice procedures and transfer restrictions on the trading of equity securities of Owens Corning. The Interim Order was sought by Owens Corning and certain of its subsidiaries to avoid limitations on the use of their tax net operating loss carryforwards and certain other tax attributes. Under the Interim Order, all persons or entities who currently or in the future beneficially own at least 4.75% of the outstanding equity securities of Owens Corning, or who would own that amount upon completion of an acquisition of such securities, are required to provide notice of such status, or before effecting that transaction, as the case may be. The Debtors have the right to object in the USBC if the acquisition or sale would pose a material risk of adversely affecting the Debtors’ ability to utilize their tax net operating loss carryforwards or certain related tax attributes. Under applicable U.S. tax rules, such tax attributes are generally subject to significant limitations if Owens Corning were to experience a greater than 50 percentage point change in its equity ownership during a rolling three-year period. A hearing on the Debtors’ motion to make the Interim Order a Final Order will be held in the USBC on April 25, 2005. For the full text of the Order, see Exhibit 99 to this Annual Report.

NET INCOME

Net income for the year ended December 31, 2004 was $204 million, or $3.40 per share, compared to $115 million, or $1.92 per share, for the prior year. In addition to the items discussed above, the 2004 results included $16 million in income related to the release of certain guaranteed subsidiary debt. During 2004, we finalized a settlement with certain holders of third party debt by allowing the releasing debtholders various claims in our Chapter 11 proceedings. This settlement resulted in the reversal of $16 million of accrued interest which we recorded as interest income during 2004. This settlement also resulted in approximately $32 million of short-term debt and $35 million of long-term debt being reclassified as liabilities subject to compromise on our Consolidated Balance Sheet.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through December 31, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $658 million, of which $142 million relates to 2004, $138 million relates to 2003, and $148 million relates to 2002. Of the total calculated amount, approximately $223 million relates to the Pre-Petition Credit Facility, which is the subject of pre-petition guarantees issued by certain of Owens Corning’s Debtor and non-Debtor subsidiaries. Actual post-petition interest determined under the terms of pre-petition debt may vary from the calculated amounts, perhaps significantly. See Note 1 to the Consolidated Financial Statements for further information concerning the Chapter 11 proceedings.

Sales and Profitability for the Years ended December 31, 2003 and 2002

NET SALES

Sales during 2003 increased 3% from 2002, to $4.996 billion. In Building Materials Systems, sales were up 3%, with volume increasing in our insulation and manufactured stone veneer businesses, reflecting growth in the housing and remodeling markets. In addition, sales in our residential roofing business improved as the result of a continuation of product mix shifts to higher-end and premium roofing shingles.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Prices in Building Materials in 2003 compared to 2002 reflected increases in residential roofing and asphalt product lines, largely driven by higher material costs. These increases were partially offset by lower insulation prices during 2003. In Composite Solutions, 2003 sales were up 2% from 2002, reflecting increased volume in our core business, partially offset by the effects of exiting certain non-strategic product lines. During 2003, composite material pricing was lower than 2002, generally as a result of lower industry capacity utilization and competitive pressures. However, this pricing decrease was more than offset by changes in foreign currency exchange rates, which increased net sales in 2003 by 6% in Composite Solutions, primarily reflecting the benefit of the weaker U.S. dollar relative to the Euro.

Sales outside the United States represented 15% of total sales in 2003, compared to 14% during 2002. This increase was primarily attributable to the impact of favorable changes in foreign currency exchange rates, which positively impacted sales outside the United States, and the sale of our metal systems assets, and the exiting of other product lines, which negatively impacted sales in the United States.

PROFITABILITY

	2003	% of sales	2002	% of sales
	(In millions of dollars, except per share amounts)
Sales	$4,996		$4,872
Gross margin	826	16.5%	742	15.2%
Marketing and administrative	459	9.2%	522	10.7%
Income (loss) from operations	267	5.3%	(2,313)	(47.5)%
Income tax expense	145		31
Effective tax rate	56%		1%
Cumulative effect of change in accounting principle, net of tax	—		(441)	(9.1)%
Net income (loss)	115	2.3%	(2,809)	(57.7)%
Diluted net income (loss) per share	$1.92		$(51.02)

GROSS MARGIN

Gross margin as a percent of sales improved by 1.3% during 2003. Results for 2003 reflect charges to cost of sales of $28 million for the write-down of assets, compared to charges of $110 million in 2002 for the write-down of assets and charges in connection with the realignment of our Newark, Ohio manufacturing facility. Gross margin in 2003 benefited from previous restructuring actions but was negatively impacted by higher raw material costs, mainly attributable to asphalt, PVC and polystyrene, and higher energy costs, principally attributable to natural gas.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $459 million and 9.2% of net sales during the year ended December 31, 2003, compared to $522 million and 10.7% during the year ended December 31, 2002. The decreases in both dollar amount and as a percent of sales were primarily attributable to cost-cutting measures entered into during 2002 and the beginning of 2003. Please see Restructuring of Operations and Other Charges below for further information on the cost-cutting measures taken.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME FROM OPERATIONS

The increase in income from operations in 2003 compared to 2002 was primarily attributable to the $2.356 billion provision for asbestos litigation claims taken in the third quarter of 2002. Other factors contributing to the increase were reduced marketing and administrative expenses, lower restructuring costs, lower Chapter 11 related reorganization expenses, the beneficial effect of foreign currency exchange rates, and a gain of $10 million in our Composite Solutions business from the sale of fixed assets (recorded as Other in the Consolidated Statement of Income (Loss)). Income from operations for 2003 was negatively impacted by approximately $5 million in expense for an insurance deductible associated with the flood of our L’Ardoise, France manufacturing facility.

INCOME TAXES

The Company’s effective tax rate for 2003 was approximately 56%, compared to 1% for 2002. The 2003 rate reflects tax reserves in connection with the deductibility of certain Chapter 11 related reorganization expenses. The 2002 rate reflects valuation reserves in connection with the Company’s increase, in the third quarter of 2002, of its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (see Note 19 to the Consolidated Financial Statements for further information concerning the Company’s asbestos-related liabilities). In connection with such charges, management evaluated the likelihood of allowable tax deductions in light of the Company’s financial position and the Chapter 11 proceedings. As the result of such assessment, management determined that a valuation allowance was required for the full amount of the increase in the asbestos reserves. As a result, no tax benefit was recorded in connection with the third quarter 2002 asbestos-related charges discussed above.

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

On May 27, 2004, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) assigned Judge John P. Fullam of the United States District Court, Eastern District of Pennsylvania, to replace Judge Wolin in the Chapter 11 Cases. In addition, the Third Circuit assigned other judges to sit on other of the cases that had previously been consolidated under the terms of the Administrative Consolidation, effectively terminating the consolidation.

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

The holders of the debt under the Pre-Petition Credit Facility, and certain other members of the major creditor groups, have indicated that they continue to oppose the Plan, including a group identifying itself as an “Ad Hoc Committee of Bondholders” that claims to have a blocking position that will allow them to prevent a vote in favor of the Plan by Owens Corning’s bondholders.

Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court. There can be no assurance that the Plan will not be further amended prior to confirmation, nor can there be any assurance that such Plan will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

As described more fully below under the heading “The Plan of Reorganization”, the Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. On November 2, 2004, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors filed a joint motion to dismiss such appeal on the grounds that the Memorandum and Order is not a final judgment or otherwise appealable. The Third Circuit denied the motion to dismiss on January 26, 2005, and heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Because our currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order could potentially result in significant delays in our case.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of current and future asbestos

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

liability to be allowed in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. Post-trial briefs in this matter were filed by February 18, 2005. The District Court has not indicated when it expects to render a decision on this matter, and no assurance can be given as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than the $16 billion amount that the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have established as the level below which they have reserved the right to withdraw support of the Plan.

Related Developments

PROPOSED ASBESTOS LEGISLATION

The United States Senate introduced proposed asbestos reform legislation (the “FAIR Act”) in the prior session of Congress on May 22, 2003 and April 7, 2004 (known as the Fairness in Asbestos Injury Resolution Act of 2003 and the Fairness in Asbestos Injury Resolution Act of 2004, respectively), each of which lapsed upon the adjournment of such Congress. While the FAIR Act did not pass in 2004, there have been ongoing discussions within the Senate regarding the possible introduction of a new version of the FAIR Act in 2005.

If enacted into law as previously proposed, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the terms of the previously introduced FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

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

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Further proceedings on this matter have been continued until a status conference on the motion.

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

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

The Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each substantively consolidated entity (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other substantively consolidated entities. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and continue to challenge that approach.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As described above, on October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Because our currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order could potentially result in significant delays in our case.

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

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Post-trial briefs in this matter were filed by February 18, 2005. The District Court has not indicated when it expects to render a decision on this matter, and no assurance can be given as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than the $16 billion amount established by the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants as the level below which they have reserved the right to withdraw support of the Plan.

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

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of December 31, 2004, approximately 6,400 of the Objectionable Claims, totaling approximately $5.3 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of December 31, 2004, approximately 1,000 of these claims, totaling approximately $0.3 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related pending settlement under the heading “Tax Claim” in Note 19 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 19 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 19 to the Consolidated Financial Statements; environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $120 million, of which approximately $49 million are protective claims covering contracts which have not been rejected by the Debtors as of December 31, 2004.

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

ASBESTOS BAR DATE

A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation) has not been set. On April 11, 2003, the Official Committee of Unsecured Creditors filed a motion seeking establishment of a bar date for such asbestos-related claims. On April 25, 2003, the District Court entered an order withdrawing the reference of the Chapter 11 Cases to the USBC with respect to such motion, and staying all proceedings on such motion pending further order of the District Court. As described above, the District Court held a claims estimation hearing beginning January 13, 2005 to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,200 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.5 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,200, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

As noted above, under the Plan all asbestos-related personal injury and wrongful death claims will be channeled to the Section 524(g) trust, subject to approval by the Bankruptcy Court. See Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

2004 Charges

During 2004, the Company recorded a pretax credit to cost of sales in the Consolidated Statement of Income of approximately $5 million, representing a gain realized on the sale of a manufacturing facility during the first quarter of 2004. The assets associated with this sale were previously written down when the facility was shutdown in 2002.

2003 Charges

During 2003, the Company recorded $34 million in pretax charges, as the Company continued a comprehensive strategic review of its businesses in connection with the Chapter 11 proceedings and development of a plan or plans of reorganization. The $34 million pretax charge was comprised of $36 million of pretax other charges and a $2 million pretax restructure credit. The Company recorded $(10) million in the fourth quarter of 2003, $1 million in the third quarter, $13 million in the second quarter, and $30 million in the first quarter.

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

The $61 million restructure charge included $17 million of severance costs associated with the elimination of 830 positions due to plant closures in the United States and the United Kingdom and $18 million of severance costs associated with the elimination of 349 other positions, primarily impacting administrative personnel. The remaining $26 million restructure charge represented the cost of closure of non-strategic facilities, comprised of $24 million in non-cash asset write-downs to fair value and $2 million of other exit cost liabilities.

The $105 million in other pretax charges was recorded as a $110 million charge to cost of sales and a credit of $5 million to other operating expenses. The $110 million charge to cost of sales includes: (1) charges of $66 million to write-down assets to net realizable value; (2) a $19 million charge for obsolete inventory; (3) a charge of $6 million associated with realignment of the Company’s Newark, Ohio manufacturing facility; and (4) $19 million of other charges.

RENEGOTIATION OF WORLD HEADQUARTERS LEASE

During the second quarter of 2003, the Company completed actions to reduce the effective cost of occupying its World Headquarters facility, including (1) renegotiation of the lease structure of the facility, including extension of the lease term, reduction of the payments and modification of the end-of-term purchase option, resulting in a classification change from an operating lease to a capital lease, (2) purchase of certain bonds issued by the lessor (the “Bonds”) in connection with the initial financing of the facility, and (3) obtaining a legal right of offset, which allows the Company to apply interest and principal receipts due under the Bonds toward its lease liability. Classifying the lease as a capital lease resulted in (1) the recording of a lease liability of approximately $39 million, (2) the reduction of the previously recorded prepaid rent attributable to the original operating lease by approximately $45 million, and (3) the recording of building and equipment at a total value of approximately $84 million.

The Bonds, which had a par value at the purchase date of approximately $53 million, were purchased in exchange for cash payments totaling approximately $32 million. Such payments resulted in the Company reducing the lease liability by the $32 million. Also, as part of the agreement, the Company allowed the selling bondholders a claim in its Chapter 11 proceedings of approximately $21 million related to the discount on the purchase of the Bonds. The Company recorded a liability subject to compromise in its Consolidated Balance Sheet and a Chapter 11 related reorganization item in its Consolidated Statement of Income (Loss) related to this claim.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

We ended 2004 with a cash balance of $1.125 billion, an increase of $120 million from December 31, 2003. The following table provides information regarding our liquidity.

	2004	2003	2002
	(In millions of dollars, except ratios)
Cash balance	$1,125	$1,005	$875
Cash flow from operations	$449	295	$357
Cash flow used in investing activities	$(320)	(145)	$(250)
Unused committed credit lines	$113	167	$188

Working capital analysis
Net working capital	$1,177	$1,024	$913
Current ratio	2.24	2.19	2.06
Days sales outstanding (a)	34	34	32
Days of inventory on hand (b)	44	42	47
Days payable outstanding (c)	35	29	27

(a)	Days sales outstanding is defined as receivables divided by average daily sales. Average daily sales is calculated by dividing annual sales by 365.

(b)	Days of inventory on hand is defined as FIFO inventory, divided by cost of sales divided by 365.

(c)	Days payable outstanding is defined as accounts payable, divided by cost of sales divided by 365.

The increase in cash flow from operations in 2004 compared to 2003 was primarily the result of improved income from operations. Net working capital and the current ratio increased to $1,177 million and 2.24, respectively, for 2004. We were able to decrease our overall cash collection cycle (defined as days sales outstanding plus days of inventory on hand less days payable outstanding) to 43 days, from 47 days in 2003. Cash flow from operations was also impacted by contributions of $231 million to the Company’s pension plans during 2004, compared to contributions of $185 million in 2003.

Investing activities consumed $320 million in cash during 2004, compared to $145 million during 2003. The increase in net cash used in investing activities during 2004 is primarily attributable to:

•	Our $73 million purchase of the outstanding ownership interest in OC Mexico during 2004.

•	Approximately $24 million of additional spending for additions to plant and equipment in 2004 compared to 2003. This increased spending reflects capacity expansion opportunities in 2004 which we expect to continue in 2005.

•	A decrease of approximately $80 million in the proceeds from the sale of assets, primarily related to the sale of our metals and mineral wool businesses in 2003.

Spending for capital and investments was $328 million in 2004 and $233 million in 2003. Under expected market conditions, we anticipate that 2005 spending for capital investments will be approximately $350 million, substantially all of which is uncommitted. We expect these expenditures will be funded from the Company’s operations and existing cash on hand.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing activities during 2004 resulted in a use of cash of $24 million in 2004 compared to $43 million in 2003. The use of cash in 2004 primarily relates to payments of $20 million to reduce outstanding debt in India. The cash usage in 2003 includes payments of approximately $32 million to purchase bonds underlying the Company’s World Headquarters facility, which was accounted for as a reduction of debt discussed above under “Renegotiation of World Headquarters Lease”, and payments of $20 million to reduce outstanding debt in India.

At December 31, 2004, we had $2.958 billion of debt subject to compromise and $80 million of other debt. At December 31, 2003, we had $2.896 billion of debt subject to compromise and $170 million of other debt. Of the other debt amounts for 2004 and 2003, $7 million and $75 million, respectively, was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet. The increase in debt subject to compromise and corresponding decrease in other debt relates to a settlement entered into with certain holders of third party debt during 2004 whereby such holders released a non-Debtor subsidiary from all obligations related to such debt, including $16 million of accrued post-petition interest, and Owens Corning allowed the releasing debtholders various claims in its Chapter 11 proceedings with respect to its guarantees of such debt and its indebtedness to the subsidiary. Prior to this settlement, the guaranteed debt was recorded on the Consolidated Balance Sheet as components of “Short-term debt” and “Long-term debt – current portion”, $32 million and $35 million, respectively. As a result of this settlement, the Company reclassified the guaranteed debt to “Liabilities subject to compromise” on the Consolidated Balance Sheet.

The Company has significant liabilities related to pension plans for its employees. The Company contributed $231 million to the pension plans in 2004. The Company currently projects additional contributions, in the range of $100 million to $150 million, during 2005. The Company’s pension-related assets increased to $499 million at December 31, 2004, from $338 million at December 31, 2003, primarily due to contributions to the pension plans and return on plan assets, partially offset by additional service costs, interest cost accrued and amortization of prior actuarial losses. The Company’s recorded long-term pension plan liability increased to $731 million at December 31, 2004, from $697 million at December 31, 2003. The ultimate cash flow impact to the Company, if any, of the pension plan liability, and the timing of any such impact, will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at December 31, 2004; however, approximately $137 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include securitization of accounts receivable and guarantees with respect to unconsolidated affiliates and other entities (see Notes 4, 10, and 22 to the Consolidated Financial Statements for further information regarding these arrangements). The Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make payments to third parties. The Company’s known contractual obligations as of December 31, 2004 are as follows:

	Payments due by period
	2005	2006	2007	2008	2009	2010 and Beyond	Total
Long-term debt obligations	$28	$7	$11	$8	$1	$—	$55
Capital lease obligations	3	2	2	1	—	6	14
Operating lease obligations	61	47	37	28	17	58	248
Purchase obligations*	295	136	78	63	15	48	635
Other long-term liabilities reflected in the Company’s Consolidated Balance Sheet	—	—	—	—	—	—	—

Total	$387	$192	$128	$100	$33	$112	$952

*	Purchase obligations include all take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.

The contractual obligations above exclude obligations subject to compromise and obligations to fund our employee benefit or pension plans. The Company currently projects contributions to our pension plans in the range of $100 million to $150 million during 2005.

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

The Company recognizes revenue when title and risk pass to the customer, generally when goods are shipped. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Two key assumptions that have a significant impact on the measurement of pension liability and pension expense are the discount rate and expected return on plan assets. For the Company’s largest plan, the U.S. plan, the discount rate was derived by performing a bond matching exercise using a bond portfolio of non-callable AA bonds or better. This exercise resulted in the selection of a discount rate of 5.85% for the October 31, 2004 measurement, a decrease from 6.25% in the previous year. The lower discount rate reflects market interest rate conditions. A 25 basis point increase in the discount rate would decrease the liability by approximately $31 million and 2005 pension expense by approximately $2 million. A 25 basis point decrease in the discount rate would increase the liability by approximately $32 million and 2005 pension expense by approximately $2 million.

Expected return on plan assets is derived by taking into consideration the current and expected plan asset allocation and the historical rates of return on those assets. For the U.S. plan, pension expense for 2004 and 2003 was calculated using a rate of return of 8.00%; pension expense for 2002 was calculated using a rate of return of 9.00%. Due to a shift in asset allocation during 2004, the rate used in determining the Company’s 2005 pension expense will be 7.50%. A 25 basis point increase (decrease) in return on plan assets would result in a decrease (increase) of 2005 pension expense by $2 million.

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

The determination of the Company’s tax provision is complex due to operations in several tax jurisdictions outside the United States. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. With respect to the valuation allowance for deferred tax assets related to charges for asbestos-related liabilities, the amount of the valuation allowance was determined in part by assumptions relating to the expected enterprise value at the time of emergence from bankruptcy and other matters that will ultimately be resolved through the bankruptcy process. Changes in the plan of reorganization could result in a material increase or decrease in the valuation allowance. In addition, the Company maintains tax reserves to cover Internal Revenue Service (“IRS”) claims for income taxes and interest attributable to audits of open tax years. While the Company believes that the existing reserves are appropriate in light of the audit issues involved, its defenses, its prior experience in resolving audit issues, and its ability to realize certain challenged deductions in subsequent tax returns if the IRS were successful, there can be no assurance that such reserves will be sufficient. The Company will continue to review its tax reserves on a periodic basis and make such adjustments as may be appropriate. Any such revision could be material to the Company’s consolidated financial position and results of operations in any given period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ACCOUNTING PRONOUNCEMENTS

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

The Company’s adoption of new accounting standards during 2003 and 2004 did not have a material impact.

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment”. This statement eliminates the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange for the services received based on the fair value of the equity instruments on the grant-date. This statement becomes effective for the Company as of July 1, 2005. The effect of adoption of this statement is not expected to be material.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that certain items that may have previously been included in inventory costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. SFAS No. 151 also requires allocation of fixed manufacturing overheads to the costs of conversion based on the normal capacity of the manufacturing facilities. This statement becomes effective for the Company as of January 1, 2006. The effect of adoption of this statement is not expected to be material.

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At December 31, 2004, a total of 61 such PRP designations remained unresolved by the Company. In most cases, the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2004, the Company’s reserve for such liabilities was $14 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state,

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

The 1990 Clean Air Act Amendments (“Act”) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin manufacturing in January 2000, for wet formed fiberglass mat manufacturing in April 2002, and for reinforced plastic composites manufacturing and asphalt roofing and processing in April 2003. The Company anticipates that other relevant sources to be regulated in the near future include large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “likely”, “may”, “plan”, “project”, “strategy”, “will”, and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

•	competitive factors

•	pricing pressures

•	availability and cost of energy and materials

•	construction activity

•	interest rate movements

•	issues involving implementation of new business systems

•	achievement of expected cost reductions and/or productivity improvements

•	developments in and the outcome of the Chapter 11 proceedings described below

•	general economic and political conditions, including new legislation

•	overall global economic environment

•	foreign exchange fluctuations

•	the success of research and development activities

•	difficulties or delays in manufacturing

•	labor disputes

In addition to the list above, in connection with the Chapter 11 proceedings and the development of a plan or plans of reorganization, we anticipate that additional restructuring and similar charges, including asset impairment and wind-up costs, may be identified and recorded in future periods. Such charges could be material to the consolidated financial position and results of operations of the Company in any given period. In addition, Owens Corning notes that certain of our businesses are operated wholly or in part through subsidiary entities. To the extent that any restructuring or similar charges impact such subsidiary entities, the financial condition or results of operations of such subsidiary entities, and potentially other entities holding obligations of such subsidiary entities, may be adversely impacted, perhaps materially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates, natural gas prices and transportation costs in the normal course of business. The Company did not experience any significant changes in such exposures during 2004. The Company manages such exposures through the use of certain financial and derivative financial instruments. The Company’s objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows, which has not changed from the Company’s objective during 2004 and is not expected to change in 2005.

The Company’s policy is to use foreign currency, interest rate and commodity derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for trading purposes.

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

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, the Company enters into various forward contracts and options, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. The net fair value liability of financial instruments with exposure to foreign currency risk was approximately $2 million and $1 million at December 31, 2004 and December 31, 2003, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $12 million and $6 million for 2004 and 2003, respectively.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. During 2004 and 2003, the Company’s exposure to interest rate sensitive securities primarily related to the investments held by the Fibreboard Settlement Trust. At December 31, 2004 and 2003, the net fair value of these investments was approximately $1.355 billion and $1.328 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $7 million for 2004 and $6 million for 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt, PVC and polystyrene. The Company enters into cash-settled natural gas futures contracts to protect against changes in natural gas prices; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2004, the net fair value of such futures contracts was a liability of approximately $3 million, compared to a liability of approximately $2 million at December 31, 2003. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $6 million and $4 million for 2004 and 2003, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

The Company is also exposed to changes in diesel fuel costs associated with transporting finished goods to customers. The Company utilizes cash-settled heating oil futures contracts to protect against changes in diesel fuel costs. At December 31, 2004, the net fair value of contracts was approximately $1 million. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 66 through 154 hereof are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the two most recent fiscal years.

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

A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 66 hereof and is incorporated here by reference. PricewaterhouseCoopers LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 67 hereof.

There have not been any changes in the Company’s internal control over financial reporting during the last quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Owens Corning has nothing to report under this Item.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

INFORMATION CONCERNING DIRECTORS

At January 31, 2005, Owens Corning’s Board of Directors was composed of ten directors, divided into three classes. Each class of directors serves for a term expiring at the third succeeding annual meeting of stockholders after the year of election of such class, and until their successors are elected and qualified. As of January 31, 2005, Owens Corning has not scheduled an annual meeting of stockholders for 2005 or any subsequent period.

Information concerning each director of Owens Corning as of January 31, 2005, is set forth below.

Class Expiring At First Succeeding Annual Meeting Of Stockholders

Gaston Caperton, 64. President and Chief Executive Officer of The College Board, not-for-profit educational association, New York, NY and Chairman of The Caperton Group, a business investment and development company, Shepherdstown, WV; former Governor of the State of West Virginia. Director since 1997.

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

Mr. Caperton is a director of United Bankshares, Inc., Energy Corporation of America, West Virginia Media Holdings, and Prudential Financial. He was the 1996 Chair of the Democratic Governors’ Association, served on the National Governors’ Association executive committee and as a member of the Intergovernmental Policy Advisory Committee on U.S. Trade, and was Chairman of the Appalachian Regional Commission, Southern Regional Education Board, and Southern Growth Policy Board.

William W. Colville, 70. Retired; former Senior Vice President, General Counsel and Secretary of Owens Corning. Director since 1995.

A graduate of Yale University and the Columbia University Law School, Mr. Colville began his career at Owens Corning in 1984 as Senior Vice President and General Counsel. Prior to joining Owens Corning, he was President of the Sohio Processed Minerals Group from 1982 to 1984, and General Counsel of Kennecott Corporation from 1980 to 1982.

Mr. Colville is a director of Nordson Corporation.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

Landon Hilliard, 65. Partner, Brown Brothers Harriman & Co., private bankers, New York, NY. Director since 1989.

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

Robert B. Smith, Jr., 67. Director, Virginia Environmental Endowment, a nonprofit, funded, grant making corporation dedicated to improving the environment. Director since 2004.

A graduate of the University of North Carolina and the University of North Carolina Law School, Mr. Smith’s previous experience included serving as Trustee of the Dalkon Shield Claimants Trust, a public interest trust created by the Federal Bankruptcy Court to compensate those damaged by the Dalkon Shield, and as Vice President for Government Relations of the Pharmaceutical Manufacturers Association. His prior experience also included various positions related to the U.S. Senate, including: Chief Counsel and Staff Director, U.S. Senate Government Operations Committee; Chief Counsel, U.S. Senate Subcommittee on Revision and Codification of the Laws; Chief Legislative Assistant, Senator Sam J. Ervin, Jr.; Special Counsel, U.S. Senate Antitrust and Monopoly Subcommittee; and Counsel, U.S. Senate Subcommittee on Constitutional Rights.

Class Expiring At Second Succeeding Annual Meeting Of Stockholders

Ann Iverson, 60. President and Chief Executive Officer of International Link, an international consulting firm, Scottsdale, AZ. Director since 1996.

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

Ms. Iverson is a director of several privately-held companies. She is also a member of the Board of Trustees of the Thunderbird School of International Management, and a member of Financo Global Consulting.

W. Walker Lewis, 60. Chairman, Devon Value Advisers, financial consulting and investment banking firm, Greenwich, CT and New York, NY. Director since 1993.

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

Mr. Lewis is Chairman of London Fog Industries, Inc. and a director of Mrs. Fields’ Original Cookies, Inc. He is also a member of the Council on Foreign Relations and the Washington Institute of Foreign Affairs.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

Michael H. Thaman, 40. Chairman of the Board and Chief Financial Officer, Owens Corning. Director since 2002.

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

Mr. Thaman is a director of Florida Power & Light Group, Inc.

Class Expiring At Third Succeeding Annual Meeting Of Stockholders

Norman P. Blake, Jr., 63. Former Chairman, President and Chief Executive Officer of Comdisco, Inc., global technology services, Rosemont, IL. Director since 1992.

A graduate of Purdue University, Mr. Blake also previously has served as Chief Executive Officer of the United States Olympic Committee; Chairman, President and Chief Executive Officer of Promus Hotel Corporation; Chairman, President and Chief Executive Officer of USF&G Corporation; and Chairman and Chief Executive Officer of Heller International Corporation of Chicago.

Mr. Blake is a member of the Purdue Research Foundation, Purdue University’s President’s Council and Dean’s Advisory Council, Krannert Graduate School of Management. He is the recipient of the degree of Doctor of Economics honoris causa from Purdue University, granted jointly by the Krannert Graduate School of Management and School of Liberal Arts. He has also been awarded The Ellis Island Medal of Honor.

David T. Brown, 56. President and Chief Executive Officer, Owens Corning. Director since January 2002.

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

Mr. Brown is a director of BorgWarner Inc. He also is on the Board of Directors of the Toledo Museum of Art and the Dean’s Advisory Council for Purdue’s Krannert Graduate School of Management. He is a past board member of the Asphalt Roofing Manufacturers Association Executive Committee, National Roofing Contractors Association Advisory Board, Thermal Insulation Manufacturers Association, and Executive Committee of the North American Insulation Manufacturers Association.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

W. Ann Reynolds, 67. Former President and Professor of Biology of The University of Alabama at Birmingham, Birmingham, AL, 1997-2003. Director since 1993.

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

Certain information concerning Owens Corning’s executive officers is included on page 15 hereof.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

As indicated in Item 1 above, Owens Corning and 17 of its domestic subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2000. Of the executive officers listed on page 15 hereof, Messrs. Brown, Johns and Thaman served as executive officers of Owens Corning at or within two years before the time of such filing. In addition, Messrs. Brown, Dean, Dietzel, Krull and Thaman also served as executive officers of one or more of such domestic subsidiaries at or within two years before the time of such filing. Director Norman P. Blake, Jr., served as an executive officer of Comdisco, Inc. in July 2001, when such firm filed for protection under Chapter 11 of the United States Bankruptcy Code.

IDENTIFICATION OF AUDIT COMMITTEE

Owens Corning has a separately-designated standing Audit Committee presently consisting of Norman P. Blake, Jr. (Chairman), Ann Iverson, W. Walker Lewis and W. Ann Reynolds. No other persons served on the Audit Committee during 2004.

AUDIT COMMITTEE FINANCIAL EXPERT

Owens Corning’s Board of Directors has determined that Norman P. Blake, Jr., Chairman of the Audit Committee, is an audit committee financial expert and that he is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

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

Based solely on its review of copies of such reports received or written representations from such executive officers, directors and ten percent stockholders, Owens Corning believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during fiscal year 2004.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

Owens Corning has adopted a code of ethics applicable to its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and Controller.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following tables provide information on compensation and stock-based awards received by Owens Corning’s Chief Executive Officer serving during 2004 and the four other highest paid individuals who were serving as executive officers of Owens Corning at the end of 2004 (these five individuals collectively are referred to as the “Named Executive Officers”).

Summary Compensation Table

The following table contains information about compensation paid, and certain awards made, by Owens Corning to the Named Executive Officers for the three-year period ended December 31, 2004.

						Long Term Compensation
	Annual Compensation					Awards		Payouts
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)		Other Annual Compensation ($)(3)	Restricted Stock Award(s) ($)(4)	Securities Underlying Options/ SARs(#)(5)	LTIP Payouts ($)		All Other Compensation ($)
David T. Brown President and Chief Executive Officer	2004 2003 2002	750,000 750,000 647,916	3,062,640 1,470,000 1,713,199	(6) (6)				3,008,250 2,625,000	(6) (6)	6,250 10,000 15,300	(7)
Michael H. Thaman Chairman of the Board and Chief Financial Officer	2004 2003 2002	650,000 650,000 584,375	1,902,680 828,000 1,380,000	(6) (6)				2,483,000 2,145,000	(6) (6)	5,417 10,000 15,300	(7)
George E. Kiemle Vice President and President, Insulating Systems Business	2004 2003 2002	284,625 275,000 266,667	788,819 270,000 528,800	(6) (6)				652,361 577,500	(6) (6)	10,250 10,000 15,300	(7)
Charles E. Dana Vice President and President, Composite Solutions Business	2004 2003 2002	271,875 250,000 250,000	755,294 275,000 495,000	(6) (6)				623,137 525,000	(6) (6)	10,250 10,000 15,300	(7)
Joseph C. High Senior Vice President, Human Resources	2004	325,000	803,316	(6)	54,258			744,900	(6)	10,250	(7)

(1)	Prior to April 2002, Mr. Brown served as Executive Vice President and Chief Operating Officer. Prior to April 2002, Mr. Thaman served as Senior Vice President and Chief Financial Officer. Prior to February 2004, Mr. Dana served as Vice President - Corporate Controller and Global Sourcing. Mr. High joined Owens Corning in January 2004.

(2)	In addition to payments under Owens Corning’s annual Corporate Incentive Plan, the amounts shown for 2004 include (1) payments under Owens Corning’s Key Employee Retention Incentive Plan as follows: Mr. Brown, $750,000; Mr. Thaman, $650,000; Mr. Kiemle, $286,000; Mr. Dana, $275,000; and Mr. High, $244,000 and (2) in the case of Mr. High, a one-time sign-on bonus of $100,000.

(3)	“Other Annual Compensation” includes perquisites and personal benefits, where such perquisites and personal benefits exceed the lesser of $50,000 or 10% of the Named Executive Officer’s annual salary and bonus for the year, as well as certain other items of compensation. For the years shown, none of the Named Executive Officers received perquisites and/or personal benefits in excess of the applicable threshold. Mr. High received $54,258 as payment of certain taxes on his sign-on bonus.

ITEM 11. EXECUTIVE COMPENSATION (continued)

(4)	There were no restricted stock awards to any of the Named Executive Officers in 2002, 2003, or 2004.

At the end of 2004, Messrs. Brown and Thaman each held a total of 6,666 shares of restricted stock, valued at $31,330; Messrs. Kiemle and Dana each held a total of 2,666 shares of restricted stock, valued at $12,530; and Mr. High held no shares of restricted stock. The value of these aggregate restricted stock holdings was calculated by multiplying the number of shares held by the closing price of Owens Corning common stock on December 31, 2004 (as reported on the Over The Counter Bulletin Board). Dividends are paid by Owens Corning on restricted stock held by the Named Executive Officers if paid on stock generally.

(5)	No stock options or stock appreciation rights (SARs) were awarded to any of the Named Executive Officers in 2002, 2003, or 2004.

(6)	The amounts reflected in the LTIP Payouts column represent amounts payable pursuant to Owens Corning’s Long Term Incentive Plan with respect to one-year transition performance period cycles adopted in connection with phase-in of the new plan, which became effective January 1, 2003.

(7)	The amount shown for each of the Named Executive Officers represents contributions made by Owens Corning to such officer’s account in the Owens Corning Savings Plan during the year.

Option Grant Table

No stock options or stock appreciation rights (SARs) were granted to any of the Named Executive Officers during 2004.

Option/SAR Exercises and Year-End Value Table

The following table contains information about the options for Owens Corning common stock that were exercised in 2004 by the Named Executive Officers, and the aggregate values of these officers’ unexercised options at the end of 2004. None of the Named Executive Officers held stock appreciation rights (SARs) at December 31, 2004.

Aggregated Option/SAR Exercises in 2004, and 12/31/04 Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/ SARs at 12/31/04 (#)	Value of Unexercised In-the-Money Options/ SARs at 12/31/04 ($)(1)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
David T. Brown	—0—	—0—	103,000/0	0/0
Michael H. Thaman	—0—	—0—	73,657/0	0/0
George E. Kiemle	—0—	—0—	53,000/0	0/0
Charles E. Dana	—0—	—0—	40,500/0	0/0
Joseph C. High	—0—	—0—	0/0	0/0

(1)	No options were in-the-money at December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Long-Term Incentive Plan Awards Table

Effective January 1, 2003, Owens Corning adopted a Long Term Incentive Plan applicable to certain key employees selected by the Compensation Committee in an effort to more effectively drive long-term business results. The plan is intended to create a strong link between compensation and predetermined business goals designed to increase the value of the Company over a longer horizon and better align executive interests with those of the Company’s stakeholders. The plan envisions three-year performance cycles with payouts under the plan dependent upon corporate performance against long term performance goals set by the Committee for each cycle. A new three-year cycle commenced January 1, 2004 and will conclude on December 31, 2006, with payouts, if any, in early 2007. Information concerning the awards for this cycle to the Named Executive Officers is set forth in the table below.

Long Term Incentive Plan - Three-Year Cycle Awards in 2004

			Estimated Future Payouts under Non- Stock Price-Based Plans (1)
Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Threshold ($)	Target ($)	Maximum ($)
David T. Brown	0	1/1/04-12/31/06	0	1,875,000	3,750,000
Michael H. Thaman	0	1/1/04-12/31/06	0	1,592,500	3,185,000
George E. Kiemle	0	1/1/04-12/31/06	0	438,750	742,000
Charles E. Dana	0	1/1/04-12/31/06	0	472,500	675,000
Joseph C. High	0	1/1/04-12/31/06	0	438,750	877,500

(1)	Each award shown represents the opportunity to earn the amount shown in the “maximum” column of the table if certain “maximum” performance goals established by the Compensation Committee at the beginning of the performance period are attained or exceeded during the performance period. In the event these “maximum” performance goals are not attained, then the Named Executive Officers may earn the amounts shown in the “target” column if the “target” levels of performance are attained, or the amounts shown in the “threshold” column if the “threshold” levels of performance are attained. Participants will earn intermediate amounts for performance between the maximum and target levels, or between the target and threshold levels, and will earn no amounts for performance below the threshold level. The estimates of potential future payouts displayed in the table are based on current salaries; actual payouts, if any, will be based on average annualized salaries over the three-year performance cycle. The performance goals for this three-year cycle are based on the Company’s return on net assets.

In addition to the three-year performance cycle award, the Committee also established a one-year transition performance period cycle for 2004 in connection with phase-in of the new plan. Payouts pursuant to this performance cycle are reflected in the Summary Compensation Table above.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Retirement Benefits

Owens Corning maintains a tax-qualified Cash Balance Plan covering certain of its salaried and hourly employees in the United States, including each of the Named Executive Officers, in replacement of the qualified Salaried Employees’ Retirement Plan maintained prior to 1996 (“Prior Plan”), which provided retirement benefits primarily on the basis of age at retirement, years of service and average earnings from the highest three consecutive years of service. In addition, Owens Corning has a non-qualified Executive Supplemental Benefit Plan (“ESBP”) to pay eligible employees leaving the Company the difference between the benefits payable under Owens Corning’s tax-qualified retirement plan and those benefits which would have been payable except for limitations imposed by the Internal Revenue Code. Named Executive Officers are eligible to participate in both the Cash Balance Plan and the ESBP.

Cash Balance Plan - Under the Cash Balance Plan, each covered employee’s earned retirement benefit under the Prior Plan (including the ESBP) was converted to an opening cash balance. Each year, eligible employees earn a benefit based on a percentage of such employee’s covered pay. Prior to July 1, 2003, the percentage was 2% for covered pay up to 50% of the Social Security Taxable Wage Base and 4% for covered pay in excess of such wage base; effective July 1, 2003, the percentage became 4% for all subsequent covered pay. For this purpose, covered pay includes base pay and certain annual incentive bonuses payable during the year. Accrued benefits earn monthly interest based on the average interest rate for five-year U.S. treasury securities. Employees vest in the Plan on completion of five years of service. Vested employees may receive their benefit under the Cash Balance Plan as a lump sum or as a monthly payment when they leave Owens Corning.

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

The estimated annual annuity amounts payable under the Cash Balance Plan (including the ESBP) to the Named Executive Officers at age 65 are: Mr. Brown, $344,391; Mr. Thaman, $320,027; Mr. Kiemle, $183,433; Mr. Dana, $87,214; and Mr. High, $44,030. These estimated amounts assume continued employment and current levels of base salary, plus target annual incentive, through age 65, and are based on estimated interest rates.

Supplemental Executive Retirement Plan - Owens Corning maintains a Supplemental Executive Retirement Plan (“SERP”) covering certain employees, including Mr. High, who join Owens Corning in mid-career. The SERP provides for a lump sum payment following termination of employment equal to a multiple of the covered employee’s Cash Balance Plan balance minus an offset equal to the present value of retirement benefits attributable to prior employment. The applicable multiplier for each covered employee ranges from 0.5 to 4.0 (determined by the covered employee’s age when first employed by Owens Corning) and is 2.4 in the case of Mr. High. The estimated annual annuity amount payable to Mr. High to satisfy the lump sum obligation under this plan at age 65, under the assumptions described in the preceding paragraph, is $105,672, less the annualized offset due to prior employment.

Other Arrangements - Owens Corning has agreed to provide Mr. Dana a supplemental pension benefit, under Owens Corning’s pension plan formula in existence on his employment date, determined as if he had earned 1 ½ years of service for each year worked, provided that he remains an Owens Corning employee for no less than ten years following his November 15, 1995 employment date. The estimated supplemental annual annuity amount payable to Mr. Dana at age 65 to satisfy this benefit, assuming continued employment and current levels of covered pay, is $211,606.

ITEM 11. EXECUTIVE COMPENSATION (continued)

In 1992, Owens Corning established a Pension Preservation Trust for amounts payable under the ESBP as well as under the individual pension arrangements described above. The Compensation Committee determines the participants in and any amounts to be paid with respect to the Pension Preservation Trust, which may include a portion of benefits earned under the ESBP and the pension agreements described above. Amounts paid into the Trust and income from the Trust reduce the pension otherwise payable at retirement. During 2004, no payments were made to the Trust.

Employment, Severance, and Certain Other Agreements

Owens Corning maintains a Corporate Incentive Plan under which participating employees, including each of the Named Executive Officers, are eligible to receive annual cash incentive awards based on their individual performance and on corporate performance against annual performance goals set by the Compensation Committee. For the 2004 and 2005 annual performance periods, the funding measures set by the Compensation Committee are based on “income from operations” (weighted at 75%) and “cash flow from operations” (weighted at 25%). Cash awards paid to the Named Executive Officers under the Corporate Incentive Plan for the 2004 performance period are reflected in the Summary Compensation Table above.

Effective beginning with calendar year 2004, Owens Corning maintains a Key Employee Retention Incentive Plan (“KERP”) to provide an incentive to designated key employees, including each of the Named Executive Officers, to remain in the employ of the Company through the date of the Company’s emergence from Chapter 11. Under the KERP, each eligible employee is entitled to a cash payment equal to (1) a specified percentage of his or her annual base salary if such employee remains employed by the Company through the end of the applicable calendar year or (2) a prorated portion of such specified percentage in the event of the Company’s emergence from Chapter 11 proceedings (or such employee’s termination of employment due to death, disability, or termination other than for cause) prior to the end of the applicable calendar year. As of the current time, the Bankruptcy Court has approved the KERP for calendar years 2004 and 2005. Cash awards paid to the Named Executive Officers under the KERP for calendar year 2004 are reflected in the Summary Compensation Table above.

Owens Corning has entered into severance arrangements with each of the Named Executive Officers. These agreements generally provide for the payment of an amount equal to two times base salary plus annual incentive bonuses (based on an average of the three previous years’ annual incentive payments or the average of the three previous years’ annual incentive targets, whichever is greater) plus continuation of insurance benefits for a period of up to two years and, in the case of Messrs. Brown, Thaman, and Kiemle, a payment equal to the additional lump sum pension benefit that would have accrued had such individuals been three years older, with three additional years of service, at the time of employment termination and, in the case of Mr. Dana, a payment equal to the greater of (1) the additional lump sum pension benefit so calculated and (2) Mr. Dana’s supplemental pension arrangement described above. Effective February 16, 2005, the base salaries of the Named Executive Officers are: Mr. Brown, $750,000; Mr. Thaman, $650,000; Mr. Kiemle, $325,000; Mr. Dana, $350,000; and Mr. High, $325,000.

Directors’ Compensation

Retainer and Meeting Fees - Owens Corning compensates each director who is not an Owens Corning employee pursuant to a standard annual retainer/meeting fee arrangement. Effective July 1, 2004, such arrangement provides each non-employee director an annual retainer of $100,000, a fee of $1,500 for attendance at each meeting of a Board Committee of which such director is a member, no fees for attendance at meetings of the Board of Directors, and a fee of $1,500 for each day’s attendance at other functions in which directors are requested to participate. In addition, Chairmen of Board Committees receive an

ITEM 11. EXECUTIVE COMPENSATION (continued)

additional annual retainer of $7,500. Prior to July 1, 2004, Owens Corning paid each director who was not an Owens Corning employee an annual retainer of $35,000 and a fee of $1,200 for (a) attendance at one or more meetings of the Board of Directors on the same day, (b) attendance at one or more meetings of each Committee of the Board of Directors on the same day, and (c) each day’s attendance at other functions in which directors were requested to participate. In addition, Committee Chairmen received an additional retainer of $4,000 each year.

Prior to December 2000, a director could elect to defer all or a portion of his or her annual retainer and meeting fees under the Directors’ Deferred Compensation Plan, in which case his or her account was credited with the number of shares of common stock that such deferred compensation could have purchased on the date of payment. The account was also credited with the number of shares that dividends on previously credited shares could have purchased on dividend payment dates. The Deferred Compensation Plan provides that account balances are payable in cash based on the value of the account, which is determined by the then fair market value of Owens Corning common stock, at the time the participant ceases to be a director. Under the terms of the Deferred Compensation Plan, the claims of directors to the cash value of such deferred shares is effectively equivalent to a claim as a general unsecured creditor of Owens Corning. Although no assurance can be given as to the value, if any, that would be attributed to such a claim under any plan or plans of reorganization ultimately confirmed in the Chapter 11 proceedings, any value ascribed to such a claim may be greater than the value of the number of shares of Owens Corning common stock the receipt of which was deferred if, as anticipated, the outstanding Owens Corning common stock is cancelled as part of the implementation of such plan or plans of reorganization.

Stock Plan for Directors - Owens Corning has a pre-petition stockholder approved Stock Plan for Directors, applicable to each director who is not an Owens Corning employee. The plan provides for two types of grants to each eligible director: (1) a one-time non-recurring grant of options to each new outside director to acquire 10,000 shares of common stock at a per share exercise price of 100 percent of the value of a share of common stock on the date of grant, and (2) an annual grant of 500 shares of common stock on the fourth Friday in April.

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

Pursuant to action of the Board of Directors, additional option grants and annual grants under the Plan were suspended effective April 1, 2002, pending further action by the Board. No initial option grants or annual grants were made under the Plan during 2004.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee presently consists of Landon Hilliard (Chairman), Gaston Caperton, Ann Iverson, and W. Ann Reynolds. No other persons served on the Compensation Committee during 2004 except Furman C. Moseley, Jr., a former director.

Mr. Hilliard is a partner of Brown Brothers Harriman & Co. (“BBH”), a private banking firm. BBH acts as one of the investment managers for the Fibreboard Settlement Trust, which holds certain assets that are available to fund asbestos-related liabilities of Fibreboard Corporation, a subsidiary of Owens Corning. During 2004, BBH was paid fees of approximately $758,000 from the Trust for these services. In addition, BBH serves as the custodian and investment advisor of certain escrow accounts funded by the Company’s excess insurance carriers (see Note 19, Item C, to the Consolidated Financial Statements). During 2004, BBH earned fees of approximately $86,000 for these services.

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

MAJOR STOCKHOLDERS

Based on statements filed with the Securities and Exchange Commission pursuant to section 13(d) or 13(g) of the Securities Exchange Act of 1934, stockholders holding more than 5% of Owens Corning common stock (as of February 16, 2005 and December 31, 2004, respectively, for those listed) were:

NAME	ADDRESS	SHARES		%
Harbert Distressed Investment Master Fund, Ltd. and related entities	c/o International Fund Services (Ireland) Limited Third Floor, Bishop’s Square Redmond’s Hill Dublin 2, Ireland	5,525,000	(1)	10.0

Lehman Brothers Holdings Inc. and related entities	745 Seventh Avenue New York, New York 10019	3,476,903	(2)	6.3

(1)	Shared voting and dispositive powers

(2)	Sole voting and dispositive powers

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

As of January 31, 2005, Owens Corning employees, including officers, beneficially owned 1,185,928 shares (2.1%) of Owens Corning common stock under Owens Corning sponsored savings plans in the United States.

STOCK OWNERSHIP OF MANAGEMENT

The following table shows information concerning beneficial ownership of Owens Corning common stock on January 31, 2005, by each of the directors, by each of the Named Executive Officers, and by all directors and executive officers as a group. Each ownership shown represents less than 1% of the shares of common stock outstanding.

Name	Amount And Nature Of Beneficial Ownership
Norman P. Blake, Jr.	4,620	(3)
David T. Brown	114,954	(1)(2)
Gaston Caperton	12,032	(1)(3)
William W. Colville	10,000	(1)
Charles E. Dana	43,166	(1)(2)
Joseph C. High	0
Landon Hilliard	7,075	(3)
Ann Iverson	12,532	(1)(3)
George E. Kiemle	56,378	(1)(2)
W. Walker Lewis	4,120	(3)
W. Ann Reynolds	6,327	(3)(4)
Robert B. Smith, Jr.	0
Michael H. Thaman	86,796	(1)(2)
All Directors and Executive Officers (including Named Executive Officers) (18 persons)	446,251	(1)(2)(3)(4)

(1)	Includes shares which are not owned but are unissued shares subject to exercise of options, or which will be subject to exercise of options under Owens Corning benefit plans within 60 days after January 31, 2005, as follows: Mr. Brown, 103,000; Mr. Caperton, 10,000; Mr. Colville, 10,000; Mr. Dana, 40,500; Ms. Iverson, 10,000; Mr. Kiemle, 53,000; Mr. Thaman, 73,657; All Directors and Executive Officers (18 persons), 377,358.

(2)	Includes shares over which there is sole voting power, but no investment power, as follows: Mr. Brown, 6,666; Mr. Dana, 2,666; Mr. Kiemle, 2,666; Mr. Thaman, 6,666; All Directors and Executive Officers (18 persons), 24,328.

(3)	Includes deferred shares over which there is currently no voting or investment power, as follows: Mr. Blake, 3,620; Mr. Caperton, 1,532; Mr. Hilliard, 2,575; Ms. Iverson, 1,532; Mr. Lewis, 3,620; Dr. Reynolds, 3,097; All Directors and Executive Officers (18 persons), 15,976. Under the terms of the Deferred Compensation Plan for Directors under which such deferred shares were issued, the claims of directors to the cash value of such deferred shares is effectively equivalent to a claim as a general unsecured creditor of Owens Corning. Although no assurance can be given as to the value, if any, that would be attributed to such a claim under any plan or plans of reorganization ultimately confirmed in the Chapter 11 proceedings, any value ascribed to such a claim may be greater than the value of the number of shares of Owens Corning common stock the receipt of which was deferred if, as anticipated, the outstanding Owens Corning common stock is cancelled as part of the implementation of such plan or plans of reorganization.

(4)	Does not include shares of common stock held by family members as to which beneficial interest is disclaimed, as follows: Dr. Reynolds, 700; All Directors and Executive Officers (18 persons), 700.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004, Owens Corning entered into a contract with Applied Predictive Technologies (“APT”) providing for APT to implement a pilot project for the Company using certain of APT’s proprietary market analysis tools. The contract provides for fees not to exceed $150,000 plus reimbursement of certain expenses. Performance under such contract commenced in 2004 and continues into 2005. During 2004, APT earned fees of approximately $75,000 under the contract. If results of the pilot contract are successful, the Company may enter into further arrangements with APT. W. Walker Lewis, a Director of the Company, is Chairman of the Board, and owns approximately 11 percent of the equity, of APT.

Information concerning certain relationships and transactions involving Landon Hilliard, a Director of the Company, is contained in Item 11 above, under the heading “Compensation Committee Interlocks and Insider Participation”.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands of dollars)
Audit Fees (1)	$4,192	$2,193
Audit-Related Fees (2)(3)	226	236
Tax Fees (2)(4)	173	5
All Other Fees (2) (5)	12	—

Total fees	$4,603	$2,434

(1)	Amounts shown reflect fees for the years ended December 31, 2004 and 2003, respectively.

(2)	Amounts shown reflect fees billed in the years ended December 31, 2004 and 2003, respectively.

(3)	Includes fees related to Sarbanes-Oxley Section 404 implementation consulting, due diligence for acquisitions and divestitures, and review of accounting for certain business transactions.

(4)	Includes fees for services related to preparation of corporate tax returns, assistance with tax audits and tax consulting. The fees shown for 2004 relate to services rendered prior to 2002.

(5)	Includes fees related to benchmarking services and accounting research software.

The above amounts do not include $69 thousand and $65 thousand of fees billed in 2004 and 2003, respectively, for audits of Company sponsored employee benefit plans. These fees were billed directly to the respective benefit plans.

It is the Company’s practice that all services provided the Company by its independent auditors be pre-approved either by the Audit Committee or by the Chairman of the Audit Committee pursuant to authority delegated by the Committee. No part of the independent auditor services related to the Audit-Related Fees, Tax Fees, or All Other Fees listed in the table above was approved by the Audit Committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Financial Statements on page 65 hereof.

2.	See Index to Financial Statement Schedule on page 155 hereof.

3.	See Exhibit Index beginning on page 157 hereof.

Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By	/s/ David T. Brown	Date March 8, 2005
David T. Brown,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David T. Brown	Date March 8, 2005
David T. Brown,
President, Chief Executive Officer and Director

/s/ Michael H. Thaman	Date March 8, 2005
Michael H. Thaman,
Chairman of the Board, Chief Financial Officer and Director

/s/ Roy D. Dean	Date March 8, 2005
Roy D. Dean,
Vice President and Corporate Controller

/s/ Norman P. Blake, Jr.	Date March 7, 2005
Norman P. Blake, Jr.,
Director

/s/ Gaston Caperton	Date March 3, 2005
Gaston Caperton,
Director

/s/ William W. Colville	Date March 8, 2005
William W. Colville,
Director

/s/ Landon Hilliard	Date March 2, 2005
Landon Hilliard,
Director

/s/ Ann Iverson	Date March 8, 2005
Ann Iverson,
Director

/s/ W. Walker Lewis	Date March 8, 2005
W. Walker Lewis,
Director

/s/ W. Ann Reynolds	Date March 8, 2005
W. Ann Reynolds,
Director

/s/ Robert B. Smith, Jr.	Date March 8, 2005
Robert B. Smith, Jr.,
Director

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, has issued an integrated audit report that includes the firm’s attestation report on our assessment of the effectiveness of the Company’s internal control over financial reporting. Such audit report appears on pages 67 through 69.

/s/ David T. Brown	Date March 8, 2005
David T. Brown,
President and Chief Executive Officer

/s/ Michael H. Thaman	Date March 8, 2005
Michael H. Thaman,
Chairman of the Board and Chief Financial Officer

PricewaterhouseCoopers LLP One SeaGate, Suite 1800 Toledo OH 43604-1574 Telephone (419) 254 2500

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

We have completed an integrated audit of Owens Corning’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries (“the Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 66, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

March 8, 2005

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(In millions, except per share data)
NET SALES	$5,675	$4,996	$4,872
COST OF SALES	4,649	4,170	4,130

Gross margin	1,026	826	742

OPERATING EXPENSES
Marketing and administrative expenses	530	459	522
Science and technology expenses	47	43	42
Restructure costs	—	(2)	61
Chapter 11 related reorganization items	54	85	96
Provision (credit) for asbestos litigation claims (recoveries) - Owens Corning	(24)	(5)	1,376
Provision for asbestos litigation claims - Fibreboard	—	—	975
Other	(8)	(21)	(17)

Total operating expenses	599	559	3,055

INCOME (LOSS) FROM OPERATIONS	427	267	(2,313)

Interest expense, net	(12)	8	16

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	439	259	(2,329)

Income tax expense	227	145	31

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET INCOME (LOSS) OF AFFILIATES	212	114	(2,360)

Minority interest and equity in net earnings of affiliates	(8)	1	(8)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	204	115	(2,368)

Cumulative effect of change in accounting principle, net of tax	—	—	(441)

NET INCOME (LOSS)	$204	$115	$(2,809)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$3.68	$2.08	$(51.02)

Diluted net income (loss) per share	$3.40	$1.92	$(51.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.2	55.1
Diluted	59.9	59.9	55.1

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004 AND 2003

	2004	2003
	(In millions of dollars)
ASSETS
CURRENT
Cash and cash equivalents	$1,125	$1,005
Receivables, less allowances of $18 million in 2004 and $19 million in 2003	527	464
Inventories	445	390
Other current assets	31	29

Total current	2,128	1,888

OTHER
Restricted cash - asbestos and insurance related	188	166
Restricted cash, securities, and other - Fibreboard	1,418	1,395
Deferred income taxes	999	1,310
Pension-related assets	499	338
Goodwill	198	138
Investments in affiliates	82	81
Other noncurrent assets	117	92

Total other	3,501	3,520

PLANT AND EQUIPMENT, at cost
Land	80	70
Buildings and leasehold improvements	803	789
Machinery and equipment	3,293	3,232
Construction in progress	128	96

	4,304	4,187
Accumulated depreciation	(2,294)	(2,237)

Net plant and equipment	2,010	1,950

TOTAL ASSETS	$7,639	$7,358

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004 AND 2003 (continued)

	2004	2003
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable and accrued liabilities	$909	$767
Short-term debt	11	44
Long-term debt - current portion	31	53

Total current	951	864

LONG-TERM DEBT	38	73

OTHER
Pension plan liability	731	697
Other employee benefits liability	401	400
Other	178	143

Total other	1,310	1,240

LIABILITIES SUBJECT TO COMPROMISE	9,171	9,258

COMPANY-OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 10, 19 and 22)
MINORITY INTEREST	49	51

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value; authorized 8 million shares, none outstanding	—	—
Common stock, par value $.10 per share; authorized 100 million shares; issued 55.3 million shares	6	6
Additional paid in capital	692	690
Accumulated deficit	(4,447)	(4,651)
Accumulated other comprehensive loss	(330)	(371)
Other	(1)	(2)

Total stockholders’ deficit	(4,080)	(4,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,639	$7,358

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(In millions of dollars)
COMMON STOCK
Balance beginning and end of year	$6	$6	$6

ADDITIONAL PAID IN CAPITAL
Balance beginning of year	690	690	691
Forfeitures of stock under stock compensation plans	—	—	(1)
Other	2	—	—

Balance end of year	692	690	690

DEFICIT
Balance beginning of year	(4,651)	(4,766)	(1,957)
Net income (loss)	204	115	(2,809)

Balance end of year	(4,447)	(4,651)	(4,766)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance beginning of year
Currency translation adjustment	33	(59)	(133)
Minimum pension liability adjustment	(403)	(337)	(230)
Other	(1)	1	8

Balance at beginning of year	(371)	(395)	(355)
Adjustments
Currency translation adjustment	70	92	74
Minimum pension liability adjustment (net of taxes of $13 million in 2004, $14 million in 2003, and $88 million in 2002)	(25)	(66)	(107)
Other	(4)	(2)	(7)

Other comprehensive income (loss)	41	24	(40)
Balance end of year
Currency translation adjustment	103	33	(59)
Minimum pension liability adjustment	(428)	(403)	(337)
Other	(5)	(1)	1

Balance end of year	(330)	(371)	(395)

OTHER
Balance beginning of year	(2)	(3)	(2)
Net increase (decrease)	1	1	(1)

Balance end of year	(1)	(2)	(3)

STOCKHOLDERS’ DEFICIT	$(4,080)	$(4,328)	$(4,468)

TOTAL COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$204	$115	$(2,809)
Other comprehensive income (loss)	41	24	(40)

COMPREHENSIVE INCOME (LOSS)	$245	$139	$(2,849)

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$204	$115	$(2,809)
Reconciliation of net cash flow from operations:
Noncash items:
Provision for asbestos litigation claims	—	—	2,356
Provision for depreciation	228	206	205
Provision for impairment of fixed assets	7	28	67
Provision (credit) for deferred income taxes	133	51	(21)
Provision for pension and other employee benefits liabilities	120	126	96
Cumulative effect of accounting change	—	—	441
Other	20	62	132
(Increase) decrease in receivables	(23)	(27)	6
(Increase) decrease in inventories	(42)	11	(4)
Increase (decrease) in accounts payable and accrued liabilities	69	(67)	(88)
Change in liabilities subject to compromise	—	—	(1)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	24	5	5
Pension fund contribution	(231)	(185)	(3)
Payments for other employee benefits liabilities	(34)	(30)	(35)
Increase in restricted cash - asbestos and insurance related	(22)	(1)	(7)
Increase in restricted cash, securities, and other - Fibreboard	(23)	(30)	—
Other	19	31	17

Net cash flow from operations	449	295	357

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(232)	(208)	(248)
Investment in subsidiaries and affiliates, net of cash acquired	(96)	(25)	(15)
Proceeds from the sale of assets or affiliates	8	88	13

Net cash flow from investing	$(320)	$(145)	$(250)

NET CASH FLOW FROM FINANCING
Proceeds from long-term debt	$—	$10	$—
Payments on long-term debt	(21)	(56)	(3)
Net increase (decrease) in short-term debt	—	3	(4)
Net (decrease) increase in subject to compromise	(5)	—	1
Other	2	—	1

Net cash flow from financing	(24)	(43)	(5)

Effect of exchange rate changes on cash	15	23	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	120	130	111
Cash and cash equivalents at beginning of year	1,005	875	764

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,125	$1,005	$875

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$38	$27	$27
Cash paid during the year for interest expense	$9	$5	$7

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

On May 27, 2004, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) assigned Judge John P. Fullam of the United States District Court, Eastern District of Pennsylvania, to replace Judge Wolin in the Chapter 11 Cases. In addition, the Third Circuit assigned other judges to sit on other of the cases that had previously been consolidated under the terms of the Administrative Consolidation, effectively terminating the consolidation.

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

The holders of the debt under the Pre-Petition Credit Facility, and certain other members of the major creditor groups, have indicated that they continue to oppose the Plan, including a group identifying itself as an “Ad Hoc Committee of Bondholders” that claims to have a blocking position that will allow them to prevent a vote in favor of the Plan by Owens Corning’s bondholders.

Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court. There can be no assurance that the Plan will not be further amended prior to confirmation, nor can there be any assurance that such Plan will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

As described more fully below under the heading “The Plan of Reorganization”, the Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. On November 2, 2004, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the official representatives of the Company’s pre-petition bondholders and trade creditors filed a joint motion to dismiss such appeal on the grounds that the Memorandum and Order is not a final judgment or otherwise appealable. The Third Circuit denied the motion to dismiss on January 26, 2005, and heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Because our currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order could potentially result in significant delays in our case.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. Post-trial briefs in this matter were filed by February 18, 2005. The District Court has not indicated when it expects to render a decision on this matter, and no assurance can be given as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than the $16 billion amount that the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have established as the level below which they have reserved the right to withdraw support of the Plan.

Related Developments

PROPOSED ASBESTOS LEGISLATION

The United States Senate introduced proposed asbestos reform legislation (the “FAIR Act”) in the prior session of Congress on May 22, 2003 and April 7, 2004 (known as the Fairness in Asbestos Injury Resolution Act of 2003 and the Fairness in Asbestos Injury Resolution Act of 2004, respectively), each of which lapsed upon the adjournment of such Congress. While the FAIR Act did not pass in 2004, there have been ongoing discussions within the Senate regarding the possible introduction of a new version of the FAIR Act in 2005.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

If enacted into law as previously proposed, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under terms of the previously introduced FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

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

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Further proceedings on this matter have been continued until a status conference on the motion.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but it is expected that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

The Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each substantively consolidated entity (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other substantively consolidated entities. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. Certain creditor constituencies have asserted that substantive consolidation is not appropriate and continue to challenge that approach.

As described above, on October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation and ordered that counsel for the participating parties meet for the purpose of attempting to achieve an agreed-upon plan of reorganization. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Because our currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order could potentially result in significant delays in our case.

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

The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Post-trial briefs in this matter were filed by February 18, 2005. The District Court has not indicated when it expects to render a decision on this matter, and no assurance can be given as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than the $16 billion amount established by the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants as the level below which they have reserved the right to withdraw support of the Plan.

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

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its direct and indirect subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s Pre-Petition Credit Facility or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc. (“Exterior”), an indirect wholly-owned subsidiary of Owens Corning, pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative arrangement is reached to release such entities from their guaranty obligations, Owens Corning may cause IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, to file for relief under Chapter 11 of the Bankruptcy Code, and to join in the proposal of the Plan.

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

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of December 31, 2004, approximately 6,400 of the Objectionable Claims, totaling approximately $5.3 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of December 31, 2004, approximately 1,000 of these claims, totaling approximately $0.3 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

•	Approximately 100 claims, totaling approximately $0.7 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related pending settlement under the heading “Tax Claim” in Note 19 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 19 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 19 to the Consolidated Financial Statements; environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $120 million, of which approximately $49 million are protective claims covering contracts which have not been rejected by the Debtors as of December 31, 2004.

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

ASBESTOS BAR DATE

A bar date for filing proofs of claim against the Debtors with respect to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation) has not been set. On April 11, 2003, the Official Committee of Unsecured Creditors filed a motion seeking establishment of a bar date for such asbestos-related claims. On April 25, 2003, the District Court entered an order withdrawing the reference of the Chapter 11 Cases to the USBC with respect to such motion, and staying all proceedings on such motion pending further order of the District Court. As described above, the District Court held a claims estimation hearing beginning January 13, 2005 to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,200 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.5 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,200, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

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

By motions filed on or about October 16, 2002, and December 17, 2003, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to a ruling of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action, has been stayed until the earlier of (i) February 23, 2005, or (ii) 90 days after the confirmation of a plan of reorganization for Owens Corning. Pursuant to Court rule, such stay remains in effect pending a hearing by the Court on the Debtors’ motion, filed January 19, 2005, to extend such stay until August 31, 2005, other than with respect to two commercial preference actions. The Pre-Petition Credit Facility Action, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

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

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through December 31, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $658 million, of which $142 million relates to 2004, $138 million relates to 2003, and $148 million relates to 2002. Of the total calculated amount, approximately $223 million relates to the Pre-Petition Credit Facility, which is the subject of pre-petition guarantees issued by certain of Owens Corning’s Debtor and non-Debtor subsidiaries. Actual post-petition interest determined under the terms of pre-petition debt may vary from the calculated amounts, perhaps significantly.

At December 31, 2004, the Company had $1.125 billion of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at December 31, 2004; however, approximately $137 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

As reflected in the Consolidated Financial Statements, “Liabilities Subject to Compromise” refers to Debtors’ liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth below following the debtor-in-possession financial statements. These amounts represent Owens Corning’s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(In millions of dollars)
NET SALES	$4,870	$4,338	$4,302
COST OF SALES	4,118	3,735	3,715

Gross margin	752	603	587

OPERATING EXPENSES
Marketing and administrative expenses	466	405	473
Science and technology expenses	41	37	37
Restructure costs	—	(1)	44
Chapter 11 related reorganization items	54	85	96
Owens Corning provision (credit) for asbestos litigation claims (recoveries)	(24)	(5)	1,376
Fibreboard provision for asbestos litigation claims	—	—	975
Other (including interest income from non-Debtors of $56 million in 2004, 2003 and 2002)	(105)	(124)	(122)

Total operating expenses	432	397	2,879

INCOME (LOSS) FROM OPERATIONS	320	206	(2,292)

Interest expense, net	2	3	5

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	318	203	(2,297)

Income tax expense	173	135	34

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF AFFILIATES	145	68	(2,331)

Equity in net income (loss) of affiliates	1	—	(3)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	146	68	(2,334)

Cumulative effect of change in accounting principle, net of tax	—	—	(409)

NET INCOME (LOSS)	$146	$68	$(2,743)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

DECEMBER 31, 2004 AND 2003

	2004	2003
	(In millions of dollars)
ASSETS
CURRENT
Cash and cash equivalents	$725	$645
Receivables, net of allowance for doubtful accounts	408	334
Receivables - non-Debtors	1,085	1,032
Inventories	295	278
Other current assets	34	31

Total current	2,547	2,320

OTHER
Restricted cash and other - asbestos and insurance related	188	166
Restricted cash, securities and other - Fibreboard	1,418	1,395
Deferred income taxes	887	1,170
Pension-related assets	415	257
Goodwill	55	54
Investments in affiliates	30	25
Investments in non-Debtor subsidiaries	762	757
Other noncurrent assets	68	47

Total other	3,823	3,871

PLANT AND EQUIPMENT, at cost
Land	39	39
Buildings and leasehold improvements	597	589
Machinery and equipment	2,270	2,253
Construction in progress	93	79

	2,999	2,960
Accumulated depreciation	(1,632)	(1,566)

Net plant and equipment	1,367	1,394

TOTAL ASSETS	$7,737	$7,585

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

DECEMBER 31, 2004 AND 2003 (continued)

	2004	2003
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable and accrued liabilities	$649	$549
Accounts payable and accrued liabilities - non-Debtors	25	15
Long-term debt - current portion	1	1

Total current	675	565

LONG-TERM DEBT	7	6
OTHER
Pension plan liability	617	581
Other employee benefits liability	384	384
Other	159	123

Total other	1,160	1,088

LIABILITIES SUBJECT TO COMPROMISE	9,831	9,985

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	690
Accumulated deficit	(4,271)	(4,417)
Accumulated other comprehensive loss	(358)	(336)
Other	(5)	(2)

Total stockholders’ deficit	(3,936)	(4,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,737	$7,585

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$146	$68	$(2,743)
Reconciliation of net cash flow from operations:
Noncash items:
Provision for asbestos litigation claims	—	—	2,356
Provision for depreciation	163	147	149
Provision for impairment of fixed assets	7	28	44
Provision for deferred income taxes	112	81	14
Provision for pension and other employee benefits liabilities	114	112	93
Cumulative effect of accounting change	—	—	409
Other	14	48	89
Increase in receivables and receivables - non-Debtors	(127)	(116)	(111)
Increase in inventories	(17)	(10)	(25)
Increase (decrease) in accounts payable and accrued liabilities and accounts payable and accrued liabilities - non-Debtors	105	(33)	(102)
Change in liabilities subject to compromise	—	—	(1)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	24	5	5
Pension fund contribution	(223)	(178)	—
Payments for other employee benefits liabilities	(33)	(29)	(34)
Increase in restricted cash - asbestos and insurance related	(22)	(1)	(7)
Increase in restricted cash, securities, and other - Fibreboard	(23)	(30)	—
Other	8	39	35

Net cash flow from operations	248	131	171

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(159)	(156)	(162)
Investment in subsidiaries and affiliates, net of cash acquired	(3)	(5)	(6)
Proceeds from the sale of assets or affiliates	2	85	12

Net cash flow from investing	(160)	(76)	(156)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	—	2	—
Other reductions to long-term debt	—	(34)	—
Subject to compromise	(5)	—	1
Other	(3)	—	1

Net cash flow from financing	(8)	(32)	2

NET INCREASE IN CASH AND CASH EQUIVALENTS	80	23	17

Cash and cash equivalents at beginning of year	645	622	605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$725	$645	$622

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items at December 31:

	2004	2003
	(In millions of dollars)
Accounts payable	$209	$213
Accrued interest payable	40	42
Debt	2,958	2,896
Income taxes payable	90	233
Reserve for asbestos litigation claims - Owens Corning	3,565	3,565
Reserve for asbestos-related claims - Fibreboard	2,309	2,309

Total consolidated	9,171	9,258
Payables to non-Debtors	660	727

Total Debtor	$9,831	$9,985

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Income Statements consist of the following for the years ended December 31:

	2004	2003	2002
	(In millions of dollars)
Professional fees	$63	$63	$70
Payroll and compensation	16	12	24
Investment income	(28)	(35)	(22)
Loss on settlement of claims	—	39	13
Other, net	3	6	11

Total	$54	$85	$96

Substantially all of the amounts for professional fees, payroll and compensation, investment income, and other, net, were paid or received in cash. The remaining items are primarily non-cash charges relating to the settlement of claims.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Owens Corning and its subsidiaries (the “Company”) generally include the accounts of majority owned subsidiaries. Intercompany accounts and transactions are eliminated.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 Consolidated Financial Statements to conform with the classifications used in 2004.

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

Revenue Recognition

The Company recognizes revenue when title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded and are based on historical experience.

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of cost of sales and all costs billed to the customer are included as revenue in the Consolidated Statement of Income (Loss).

Marketing and Advertising Costs

Marketing and advertising costs are expensed the first time the advertising takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for 2004, 2003 and 2002 were $111 million, $77 million, and $83 million, respectively.

Science and Technology Expenses

The Company incurs certain expenses related to science and technology. These expenses include salaries, building costs, utilities, administrative expenses, materials, and supplies for the Company to improve and develop its products. These costs are expensed as incurred.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

Inventory Valuation

Inventories are stated at lower of cost or market value. Inventory costs include material, labor and manufacturing overhead. The majority of inventories is valued using the first-in, first-out (FIFO) method and the balance of inventories is generally valued using the last-in, first-out (LIFO) method.

Investments in Affiliates

The Company accounts for investments in affiliates of 20% to 50% ownership with significant influence using the equity method under which the Company’s share of earnings of the affiliate is reflected in income as earned and dividends are credited against the investment in affiliate when declared. If the Company’s ownership is less than 20%, or its ownership is 50% or less and the Company determines that it does not have significant influence, the Company accounts for its investments using the cost method.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties and Depreciation

The Company’s plant and equipment is depreciated principally using the straight-line method. Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $228 million, $206 million, and $205 million, respectively. The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 -40 years
Machinery and equipment	5 - 20 years
Information systems	5 - 10 years

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

Income Taxes

The Company recognizes current tax liabilities and assets for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In addition, the Company estimates tax reserves to cover taxing authority claims for income taxes and interest attributable to audits of open tax years.

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

3. SEGMENT DATA

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” and has concluded that the aggregation of its operating segments into two reportable segments is appropriate. Accounting policies for the segments are the same as those for the Company.

The Company has reported financial and descriptive information about each of the Company’s two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

The Company’s two reportable segments are defined as follows:

Building Materials Systems

Manufacture and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts; foam insulation; roofing shingles; glass fiber mat and asphalt materials; vinyl siding and accessories; windows and doors; cast stone building products; and branded housewrap.

Composite Solutions

Manufacture and sale of glass fiber used in a wide variety of composites material systems in the transportation, building construction, telecommunications and electronics markets.

Income (loss) from operations by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses - such as cost of borrowed funds, general corporate expenses or income, and certain expense or income items - are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in income (loss) from operations for the Company’s reportable segments. Reference is made to the reconciliation of reportable segment income from operations to consolidated income (loss) before income tax expense below for additional information about such items.

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

External customer sales are attributed to geographic region based upon the location from which the product is shipped. Long-lived assets by geographic region are attributed based upon the location of the assets and include net plant and equipment.

NET SALES	2004	2003	2002
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$4,215	$3,751	$3,688
Europe	8	4	2
Canada and other	323	237	196

Total Building Materials Systems	4,546	3,992	3,886

Composite Solutions
United States	540	491	523
Europe	372	333	294
Canada and other	217	180	169

Total Composite Solutions	1,129	1,004	986

Total reportable segments	$5,675	$4,996	$4,872

External Customer Sales by Geographic Region
United States	$4,755	$4,242	$4,211
Europe	380	337	296
Canada and other	540	417	365

NET SALES	$5,675	$4,996	$4,872

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	2004	2003	2002
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$437	$338	$274
Europe	—	(1)	(1)
Canada and other	69	46	27

Total Building Materials Systems	506	383	300

Composite Solutions
United States	19	20	(16)
Europe	47	16	22
Canada and other	39	30	27

Total Composite Solutions	105	66	33

Total reportable segments	$611	$449	$333

Geographic Regions
United States	$456	$358	$258
Europe	47	15	21
Canada and other	108	76	54

Total reportable segments	$611	$449	$333

Reconciliation to Consolidated Income (Loss) Before Income Tax Expense (Benefit)
Restructuring	$—	$2	$(61)
Other charges	5	(36)	(105)
Chapter 11 related reorganization items	(54)	(85)	(96)
(Provision) credit for asbestos litigation (claims) recoveries	24	5	(2,351)
General corporate expense	(159)	(68)	(33)
Interest expense, net	12	(8)	(16)

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$439	$259	$(2,329)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

	December 31,
TOTAL ASSETS	2004	2003
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$1,628	$1,526
Europe	7	9
Canada and other	332	186

Total Building Materials Systems	1,967	1,721

Composite Solutions
United States	430	456
Europe	404	375
Canada and other	348	301

Total Composite Solutions	1,182	1,132

Total reportable segments	$3,149	$2,853

Reconciliation to Consolidated Total Assets
Cash and cash equivalents	1,125	1,005
LIFO inventory valuation adjustment	(119)	(95)
Restricted cash - asbestos and insurance related	188	166
Restricted cash, securities and other - Fibreboard	1,418	1,395
Deferred income taxes	999	1,310
Pension-related assets	499	338
Investments in affiliates	82	81
Corporate fixed assets and other assets	298	305

CONSOLIDATED TOTAL ASSETS	$7,639	$7,358

LONG-LIVED ASSETS BY GEOGRAPHIC REGION
United States	$1,378	$1,406
Europe	266	248
Canada and other	366	296

TOTAL LONG-LIVED ASSETS	$2,010	$1,950

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

PROVISION FOR DEPRECIATION	2004	2003	2002
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$111	$93	$96
Europe	—	—	—
Canada and other	12	10	9

Total Building Materials Systems	123	103	105

Composite Solutions
United States	22	23	22
Europe	27	24	18
Canada and other	23	24	23

Total Composite Solutions	72	71	63

Total reportable segments	195	174	168

Geographic Regions
United States	$133	$116	$118
Europe	27	24	18
Canada and other	35	34	32

Total reportable segments	$195	$174	$168

Reconciliation to Consolidated Provision for Depreciation
General Corporate Depreciation	33	32	37

CONSOLIDATED PROVISION FOR DEPRECIATION	$228	$206	$205

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

ADDITIONS TO PLANT AND EQUIPMENT	2004	2003	2002
	(In millions of dollars)
Reportable Segments
Building Materials Systems
United States	$125	$122	$117
Europe	—	—	—
Canada and other	32	10	15

Total Building Materials Systems	157	132	132

Composite Solutions
United States	14	26	14
Europe	34	30	69
Canada and other	9	7	4

Total Composite Solutions	57	63	87

Total Reportable Segments	$214	$195	$219

Geographic Regions
United States	$139	$148	$131
Europe	34	30	69
Canada and other	41	17	19

Total Reportable Segments	$214	$195	$219

Reconciliation to Consolidated Additions to Plant and Equipment
General Corporate Additions	18	13	29

CONSOLIDATED ADDITIONS TO PLANT AND EQUIPMENT	$232	$208	$248

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. ACCOUNTS RECEIVABLE

In 2004, 2003 and 2002, the Company sold certain accounts receivable of certain European operations. At December 31, 2004 and 2003, $17 million and $16 million, respectively, had been sold and reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold. Discounts on receivables sold of $1 million for each of the years ended December 31, 2004, 2003 and 2002, were recorded as other expenses on the Company’s Consolidated Statement of Income (Loss).

5. INVENTORIES

Inventories are summarized as follows:

	2004	2003
	(In millions of dollars)
Finished goods	$425	$362
Materials and supplies	139	123

FIFO inventory	564	485
Excess of FIFO over LIFO	(119)	(95)

Total inventories	$445	$390

Approximately $155 million and approximately $144 million of total inventories were valued using the LIFO method at December 31, 2004 and 2003, respectively.

During 2003, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 purchases, the effect of which decreased cost of goods sold by approximately $2 million and increased net income by approximately $1 million, or $0.01 per share.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES

	2004	2003	2002
	(In millions of dollars)
Income (loss) before income tax expense (benefit):
United States	$265	$145	$(2,422)
Foreign	174	114	93

Total	$439	$259	$(2,329)

Income tax expense (benefit):
Current
United States	$43	$32	$10
State and local	6	11	3
Foreign	42	33	46

Total current	91	76	59

Deferred
United States	110	66	(14)
State and local	22	8	(5)
Foreign	4	(5)	(9)

Total deferred	136	69	(28)

TOTAL INCOME TAX EXPENSE	$227	$145	$31

The reconciliation between the U.S. federal statutory rate and the Company’s effective income tax rate is:

	2004	2003	2002
United States federal statutory rate	35%	35%	(35)%
State and local income taxes, net of federal tax benefit	5	5	(4)
Foreign tax rate differential	(3)	(4)	—
Change in valuation allowance	—	—	39
Adjustment to estimated liability for tax claims	9	15	1
Other, net	6	5	—

Effective tax rate	52%	56%	1%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES (continued)

As of December 31, 2004, the Company has not provided for withholding or United States federal income taxes on approximately $782 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $301 million of deferred income taxes would have been provided. However, on October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not yet in a position to reevaluate whether, and to what extent we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis of this incentive to date, it appears possible that we might reevaluate the repatriation of between $150 million and $200 million of earnings currently considered as permanently reinvested, resulting in a respective tax liability ranging from $7 million to $11 million. We expect to be in a position to finalize our assessment in the first half of 2005.

At December 31, 2004, the Company had state and foreign net operating loss carryforwards of $2.476 billion and $100 million, respectively. We had no federal net operating loss carryforwards. If not utilized, the state net operating loss carryforwards will expire from 2005 through 2024 while the foreign net operating loss carryforwards will begin to expire in 2005, with the majority having no expiration date.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(In millions of dollars)
Asbestos litigation claims	$1,828	$—	$1,820	$—
Other employee benefits	172	—	168	—
Pension plans	262	17	257	17
Operating loss carryforwards	177	—	475	—
Depreciation	6	283	6	243
State and local taxes	88	63	83	63
Other	190	366	387	563

Subtotal	2,723	729	3,196	886
Valuation allowances	(995)	—	(1,000)	—

Total deferred taxes	$1,728	$729	$2,196	$886

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES (continued)

The Company records valuation allowances related to the realization of certain tax assets. The balances as of December 31, 2004 and 2003 consisted of (1) $936 million in both years for tax assets related to charges for asbestos-related liabilities, (2) $54 million and $57 million, respectively, for tax assets related to certain state and foreign net operating loss carryforwards, and (3) $5 million and $7 million, respectively, of other allowances. In 2002, the Company increased its asbestos-related reserves through charges to income of $1.381 billion for Owens Corning asbestos-related liabilities and $975 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $2.356 billion (see Note 19 to the Consolidated Financial Statements). In connection with such charges, management evaluated the amount of deferred tax assets attributable to such charges and also assessed the likelihood of realization of such deferred tax assets in light of the Company’s financial position and the Chapter 11 proceedings, including assumptions relating to the expected enterprise value at the time of emergence from bankruptcy and other matters that will ultimately be resolved through the bankruptcy process. As the result of such assessment, management determined that a valuation allowance was required for the amount of deferred tax assets for which future realization did not meet a “more likely than not” criteria. As a result, no tax benefit was recorded in connection with the asbestos-related charges.

Management expects to realize its net deferred tax assets through income from future operations.

7. GOODWILL AND OTHER INTANGIBLES

The Company complies with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company conducts its annual review for impairment in the second quarter. The 2004 and 2003 reviews resulted in no change to the recorded goodwill.

During 2004, the Company purchased the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. This purchase resulted in the recording of $54 million of goodwill.

The changes in goodwill by segment during the years ended December 31, 2004 and 2003 were as follows:

	Building Materials Systems	Composite Solutions	Total
	(In millions of dollars)
Balance at December 31, 2002	$104	$18	$122
Additions / Disposals	—	3	3
Reallocation	3	(3)	—
Foreign Exchange	11	2	13

Balance at December 31, 2003	118	20	138
Additions / Disposals	36	18	54
Foreign Exchange	5	1	6

Balance at December 31, 2004	$159	$39	$198

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND OTHER INTANGIBLES (continued)

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $3 million in 2004, $5 million in 2003, and $4 million in 2002. The Company estimates that amortization of other intangible assets will be approximately $2 to $3 million for each of the next five years. The components of other intangible assets are as follows:

	December 31, 2004
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization
		(In millions of dollars)
Contract-based	7	$6	$2
Technology-based	13	16	11
Marketing-related	8	14	12

		$36	$25

8. ACQUISITIONS AND DIVESTITURES OF BUSINESSES

Acquisition

On April 2, 2004, the Company purchased the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. (“OC Mexico”) for approximately $73 million. This purchase strengthens the Company’s operating position in Mexico, as well as provides a supply of low-cost manufacturing capacity to service the North American market for both fiberglass insulation and reinforcements. The Company accounted for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed were recorded at their fair values. During the first quarter of 2004, this affiliate was accounted for under the equity method. The Company began consolidating this subsidiary in April 2004. The proforma effect of this acquisition on revenues and earnings was not material.

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

9. INVESTMENTS IN AFFILIATES

At December 31, 2004 and 2003, the Company’s affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	Percent Ownership
	2004	2003
(a) Advanced Glassfiber Yarns, LLC (U. S.)	—	49%
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Automotive Composite Solutions (International)	26%	26%
Fiberteq LLC (U. S.)	50%	50%
Neptco LLC (U.S.)	50%	50%
Owens Corning South Africa (Pty) Ltd.	46%	46%
Violet Reinforcements, S. de R.L. (Mexico)	50%	50%
(b) Vitro-Fibras, S.A. (Mexico)	100%	40%

(a)	During 2002, the Company’s joint venture affiliate, Advanced Glassfiber Yarns, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Owens Corning’s investment in this affiliate was written off during 2002, the effect of which was approximately a $1 million loss recorded in the Consolidated Statement of Income (Loss). Advanced Glassfiber Yarns filed its plan of reorganization in 2003 and emerged from bankruptcy in 2004. Based on this reorganization, the Company no longer has an equity investment in Advanced Glassfiber Yarns.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. INVESTMENTS IN AFFILIATES (continued)

(b)	On April 2, 2004, the Company purchased the remaining 60% ownership interest in Vitro-Fibras, S.A. for approximately $73 million. In 2003, the Company developed significant influence in Vitro-Fibras, S.A., therefore this investment was accounted for using the equity method beginning in the fourth quarter of 2003 and continuing through the acquisition date of April 2, 2004. Prior to the fourth quarter of 2003, this investment was accounted for using the cost method because the Company determined that it did not have significant influence in this affiliate.

The following table provides summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method:

	2004	2003	2002
	(In millions of dollars)
At December 31:
Current assets	$83	$134	$111
Noncurrent assets	146	154	309
Current liabilities	35	67	445
Noncurrent liabilities	9	32	65
For the year ended December 31:
Net sales	162	177	297
Gross margin	20	35	60
Net income (loss)	11	10	(213)

The Company’s equity in undistributed earnings of affiliates was a $1 million loss at December 31, 2004.

10. LEASES

The Company leases certain equipment and facilities under operating leases, some of which include cost-escalation clauses, expiring on various dates through 2020. Total rental expense charged to operations was $81 million in 2004, $100 million in 2003, and $104 million in 2002. At December 31, 2004, the minimum future rental commitments under noncancellable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are:

Period	Minimum Future Rental Commitments
(In millions of dollars)
2005	61
2006	47
2007	37
2008	28
2009	17
2010 through 2021	58

$248

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. LEASES (continued)

Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be accepted or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 4, 2005, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the Debtors may take action to obtain a court determination that the applicable facility is owned rather than leased.

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

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2004 and 2003:

	2004	2003
	(In millions of dollars)
Accounts payable	$443	$336
Payroll and vacation pay	189	141
Payroll, property, and miscellaneous taxes	73	65
Other employee benefits liability	34	30
Other	170	195

Total	$909	$767

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. RESTRUCTURING OF OPERATIONS AND OTHER CHARGES

2004 Charges

During the first quarter of 2004, the Company recorded a pretax credit to cost of sales in the Consolidated Statement of Income of approximately $5 million, representing a gain realized on the sale of a manufacturing facility during the first quarter of 2004. The assets associated with this sale were previously written down when the facility was shutdown in 2002.

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

Status of Liability for Restructuring Programs

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring actions since 2001, including spending and adjustments. There was no remaining balance as of December 31, 2003.

	Personnel Costs	Facility and Business Exit Costs	Total
	(In millions of dollars)
Balance at December 31, 2001	9	—	9

Charges to expense	35	2	37
Payments	(16)	(1)	(17)

Balance at December 31, 2002	28	1	29

Charges to expense	(4)	—	(4)
Payments	(24)	(1)	(25)

Balance at December 31, 2003	$—	$—	$—

13. WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
	(In millions of dollars)
Beginning balance	$48	$57
Amounts accrued for current year	14	13
Adjustments of prior accrual estimates	7	(3)
Transfer of metals systems warranties	—	(4)
Settlements of warranty claims	(21)	(15)

Ending balance	$48	$48

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SHORT-TERM DEBT

	2004	2003
	(In millions of dollars)
Short-Term Debt:
Balance outstanding at December 31	$11	$44
Weighted average interest rates on short-term debt outstanding at December 31	4.3%	6.5%

The Company had no unused short-term lines of credit at December 31, 2004 and 2003.

Prior to the Filing, a consolidated non-Debtor European subsidiary of Owens Corning incurred debt to third parties pursuant to three financing transactions. Such debt was guaranteed by Owens Corning, and the proceeds of the transactions were loaned by the subsidiary to Owens Corning. After the Filing, Owens Corning discontinued debt payments to the subsidiary on the intercompany loans. As this subsidiary has no assets other than the intercompany receivable, it was unable to make required payments to the third party debt holders and was in default. During the third quarter of 2004, the Company finalized a settlement with certain holders of such third party debt whereby the holders released the non-Debtor subsidiary from all obligations related to this debt, including $16 million of accrued post-petition interest, and Owens Corning allowed the releasing debt holders various claims in its Chapter 11 proceedings with respect to its guarantees of such debt and its indebtedness to the subsidiary. Prior to this settlement, the guaranteed debt was recorded on the Consolidated Balance Sheet as components of “Short-term debt” and “Long-term debt – current portion”, $32 million and $35 million, respectively.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. LONG-TERM DEBT

Detail of our outstanding long-term debt for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
	(In millions of dollars)
Long-Term Debt:
Guaranteed debentures due in 2001, 10%	$7	$42
Term loan due 2009, 3 month LIBOR plus 1.75%	15	21
Asian credit facility due in 2005, LIBOR plus 2.5%	18	18
Term loan due 2009, 11.5%	12	16
Various capital leases due through and beyond 2008	14	15
Redeemable convertible debentures due 2010, 12.25%	—	7
Other long-term debt due through 2009, at rates from 7.24% to 11.45%	3	7

	69	126
Less - current portion	(31)	(53)

Total long-term debt	$38	$73

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. In September 2004, the credit facility was renewed for an additional 2 years. The interest rate on amounts borrowed is a floating rate of LIBOR plus a margin that varies from 0.75% to 1.25%, based upon the average daily outstanding balance. The facility had a commitment fee on the unused portions of 0.375% at December 31, 2004 and 2003. The amount available under the facility is calculated based on a borrowing base of qualifying receivables and inventory of the Debtors. As of December 31, 2004, there was no reduction in the amount available as a result of a borrowing base shortfall. While the Company had no outstanding borrowings from the facility at year-end 2004 or 2003, approximately $137 million and $83 million, respectively, of this facility was utilized at such times for standby letters of credit and similar uses. Consequently, $113 million was available under this facility at December 31, 2004. This facility has super priority in the bankruptcy proceeding.

The Asian credit facility is payable in U.S. dollars and had a rate of interest at December 31, 2004 and 2003 of 4.8% and 4.0%, respectively. In 2003, the Company reached an agreement with the financial institution to restructure this facility. In exchange for an allowed guarantee claim against the Debtors of the full amount of the facility, the financial institution agreed to reduce the debt of the responsible subsidiary by approximately $4 million, and extend the term of the facility.

The agreements relating to the facilities described above contain restrictive covenants, including requirements for minimum earnings before income taxes, depreciation and amortization, and limitations on additional borrowings, among other restrictions. The agreements include a provision that would result in all of the unpaid principal and accrued interest of the facilities becoming due immediately upon a change of control in ownership of the Company. A material adverse change in the Company’s business, assets, liabilities, financial condition or results of operations constitutes default under the agreements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. LONG-TERM DEBT (continued)

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2004 and thereafter are:

Year	(In millions of dollars)
2005	31
2006	9
2007	13
2008	9
2009	1
thereafter	6

Due to the Filing (see Note 1), pre-petition long-term debt of the Debtors has been reclassified to the caption Subject to Compromise on the Consolidated Balance Sheet. From the Petition Date through December 31, 2004, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $658 million, of which $142 million relates to 2004, $138 million relates to 2003, and $148 million relates to 2002. Of the total calculated amount, approximately $223 million relates to the Pre-Petition Credit Facility, which is the subject of pre-petition guarantees issued by certain of Owens Corning’s Debtor and non-Debtor subsidiaries. Actual post-petition interest determined under the terms of pre-petition debt may vary from the calculated amounts, perhaps significantly. The components of debt subject to compromise as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(In millions of dollars)
Debt Subject to Compromise:
United States credit facility due in 2002, variable	$1,451	$1,451
Debentures due in 2018, 7.5%	400	400
Debentures due in 2005, 7.5%	300	300
Debentures due in 2009, 7.0%	250	250
Debentures due in 2008, 7.7%	250	250
Bonds due in 2000, 7.25%, payable in Deutsche marks	60	60
Debentures due in 2002, 8.875%	40	40
Claims from the settlement of certain guaranteed subsidiary debt	22	22
Claim from renegotiation of World Headquarters lease	21	21
Debentures due in 2012, 9.375%	7	7
Guaranteed debentures due in 2001, 10%	67	—
Other long-term debt due through 2012, at rates from 6.25% to 13.80%	90	95

Total long-term debt subject to compromise	$2,958	$2,896

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

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following tables provide a reconciliation of the changes in the projected pension benefits obligation, the changes in the pension plan assets (both measured as of October 31, 2004 and 2003), the net pension liability, and the accrued benefits cost liability as of December 31, 2004 and 2003:

	Measurement date - October 31
Change in Projected Pension Benefits Obligation	2004			2003
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)

Benefits obligation at beginning of period	$984	$331	$1,315	$922	$284	$1,206
Service cost	22	3	25	16	2	18
Interest cost	58	19	77	59	17	76
Amendments	1	—	1	2	—	2
Actuarial loss	80	6	86	103	6	109
Currency loss	—	32	32	—	35	35
Acquisitions	—	4	4	—	—	—
Benefits paid	(99)	(12)	(111)	(118)	(13)	(131)

Benefits obligation at end of period	$1,046	$383	$1,429	$984	$331	$1,315

Benefits paid during 2003 include payments resulting from the Company’s restructuring program and the sale of certain businesses (see Notes 8 and 12).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

Change in Pension Plan Assets	2004			2003
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Fair value of plan assets at beginning of period	$630	$261	$891	$491	$220	$711
Actual return on plan assets	59	22	81	79	19	98
Currency gain	—	25	25	—	30	30
Employer contributions	223	3	226	178	7	185
Acquisitions	—	2	2	—	—	—
Defined contribution adjustment	—	—	—	—	(2)	(2)
Benefits paid	(99)	(12)	(111)	(118)	(13)	(131)

Fair value of plan assets at end of period	$813	$301	$1,114	$630	$261	$891

Funded status	$(233)	$(82)	$(315)	$(354)	$(70)	$(424)
Unrecognized net transition asset	—	(2)	(2)	—	(4)	(4)
Unrecognized net actuarial loss	582	158	740	547	149	696
Unrecognized prior service cost	31	3	34	30	3	33
Employer contributions made subsequent to October 31, 2004 measurement date	—	5	5	—	—	—

Net amount recognized	$380	$82	$462	$223	$78	$301

Amounts Recognized in the Consolidated Balance Sheet

Prepaid benefits cost (see below)	$—	$37	$37	$—	$35	$35
Accrued benefits liability	(233)	(69)	(302)	(354)	(70)	(424)
Intangible asset	31	2	33	30	—	30
Accumulated other comprehensive loss	582	112	694	547	113	660

Net amount recognized (prepaid benefits cost)	$380	$82	$462	$223	$78	$301

Information for pension plans with an accumulated benefits obligation in excess of plan assets:

	2004			2003
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Projected benefits obligation	$1,046	$328	$1,374	$984	$278	$1,262
Accumulated benefits obligation	1,046	311	1,357	984	267	1,251
Fair value of assets	813	238	1,051	630	197	827

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

Certain of the Company’s pension plans have an accumulated benefit obligation (“ABO”) in excess of the fair value of plan assets. The ABO and fair value of plan assets for such plans are $1.357 billion and $1.051 billion, respectively, at October 31, 2004, and $1.251 billion and $827 million, respectively, at October 31, 2003. The ABO for all of the Company’s pension plans was $1.406 billion and $1.302 billion, respectively, at October 31, 2004 and 2003.

Certain of the Company’s pension plans are not funded. The portion of the total projected benefit obligation attributable to unfunded plans is approximately $10 million and $8 million at October 31, 2004 and 2003, respectively.

Weighted-average assumptions used to determine benefits obligations as of October 31

	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.85%	5.60%	6.25%	5.75%
Rate of compensation increase	5.44%	3.80%	6.00%	4.00%

The following table presents the components of net periodic pension cost for aggregated U.S. and Non-U.S. Plans during 2004, 2003 and 2002:

Components of Net Periodic Pension Cost

	2004	2003	2002
	(In millions of dollars)
Service cost	$25	$18	$14
Interest cost	77	76	75
Expected return on plan assets	(73)	(64)	(80)
Amortization of transition amount	(1)	(4)	(4)
Amortization of loss	49	33	23
Curtailment/settlement loss	1	1	2

Net periodic benefit cost	$78	$60	$30

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31

	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.25%	5.70%	6.75%	5.75%
Expected return on plan assets	8.00%	6.70%	8.00%	6.50%
Rate of compensation increase	6.00%	3.80%	6.00%	4.00%

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

Plan Assets

The U.S. asset allocations at October 31, 2004 and 2003 by asset category are as follows:

Asset category	Percentage of Plan Assets October 31, 2004	Percentage of Plan Assets October 31, 2003
Equity	33%	61%
Fixed income and cash equivalents	67%	39%
Total	100%	100%

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

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans:

Year	(In millions of dollars)
2005	$128
2006	112
2007	107
2008	105
2009	103
2010-2014	480

Contributions

Owens Corning expects to contribute $100 to $150 million in cash to the U.S. pension plan during 2005 (subject to approval of the Bankruptcy Court).

Defined Contribution Plans

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions reflect a matching of a percentage of employee savings up to a maximum savings level and, through 2002, certain profit-sharing awards. The Company recognized expense of $22 million in 2004, $20 million in 2003, and $34 million in 2002 for contributions to these plans.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. are unfunded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.

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

In accordance with Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the following tables provide a reconciliation of the changes in the accumulated postretirement benefits obligation, measured as of October 31, 2004 and 2003, and the accrued benefits cost liability at December 31, 2004 and 2003:

Change in Accumulated Postretirement Benefits Obligation	Measurement date - October 31
	2004			2003
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Benefits obligation at beginning of period	$451	$18	$469	$488	$15	$503
Service cost	9	—	9	14	—	14
Interest cost	27	1	28	32	1	33
Amendments	6	—	6	(34)	—	(34)
Actuarial (gain)	(19)	—	(19)	(23)	—	(23)
Currency loss	—	3	3	—	3	3
Employee contributions	—	—	—	5	—	5
Benefits paid	(26)	(1)	(27)	(31)	(1)	(32)

Benefits obligation at end of period	$448	$21	$469	$451	$18	$469

Funded status	$(448)	$(21)	$(469)	$(451)	$(18)	$(469)
Unrecognized net actuarial loss	75	4	79	100	3	103
Unrecognized prior service costs	(21)	—	(21)	(33)	—	(33)
Benefit payments net of additional accruals subsequent to October 31, 2004 and 2003 measurement dates	7	—	7	4	—	4

Accrued benefit cost (includes current liabilities of $29 million in 2004 and $26 million in 2003)	$(387)	$(17)	$(404)	$(380)	$(15)	$(395)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Weighted-average assumptions used to determine benefits obligations as of October 31

	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.85%	5.85%	6.25%	6.25%

The following table presents the components of net periodic benefits cost for aggregated U.S. and Non-U.S. Plans during 2004, 2003 and 2002:

Components of net periodic benefits cost

	2004	2003	2002

Service cost	$9	$14	$14
Interest cost	28	33	33
Amortization of loss	6	10	11
Amortization of prior service cost	(6)	(1)	—

Net periodic benefits cost	$37	$56	$58

Weighted-average assumptions used to determine net periodic benefits cost for the years ended December 31

	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.25%	6.25%	6.75%	6.50%

Health Care Cost Trend Rates

	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Initial rate at end of year	8% - 9.5%	10%	9% - 11%	8.9%
Ultimate rate	5.0%	4.5%	5.0%	4.5%
Year in which ultimate rate is reached	2007	2009	2008	2008

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one-percentage point change in the assumed health care cost trend rate would have the following effects as of October 31, 2004 and 2003:

	2004		2003
	1-Percentage point		1-Percentage point
	Increase	Decrease	Increase	Decrease
Effect on total service cost and interest cost components	$4	$(3)	$6	$(5)

Effect on accumulated postretirement benefits obligation	42	(35)	46	(38)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement plans:

Year	Estimated Benefit Payments Prior to Medicare Subsidy	Medicare Subsidy	Estimated Benefit Payments Net of Medicare Subsidy
	(In millions of dollars)
2005	$34	$—	$34
2006	36	3	33
2007	36	3	33
2008	37	3	34
2009	37	3	34
2010-2014	190	12	178

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”) became law. The MPD Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D”, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting for the Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which became effective for the first interim period beginning after June 15, 2004.

During the third quarter of 2004, the Company’s independent actuary performed a measurement of the effects of the MPD Act on the accumulated postretirement benefit obligation (“APBO”) for certain Company retiree healthcare plans. As a result of the measurement, it was determined that benefits provided by those plans were at least actuarially equivalent to Medicare Part D. The determination was based on application of proposed regulations set forth by the Center for Medicare and Medicaid Services (CMS) in August 2004. In January 2005, the CMS released final guidance on determining actuarial equivalence. The final regulations did not have a significant impact on the calculations previously provided by the actuary. The Company expects to be entitled to the subsidy on the plans deemed eligible for the subsidy in all years after 2005.

The Company adopted the provisions of the MPD Act on a retrospective basis, which required remeasurement of plan assets and the APBO as of December 31, 2003. In accordance with the implementation guidance provided by FAS 106-2, the effects of the remeasurement impacted the Company’s financial statements beginning on March 1, 2004. The remeasurement of plan assets and the APBO resulted in a $24 million decrease in the plan’s APBO, which was treated as an actuarial gain and will be recognized through reduced retiree health care expense over the related employees’ future service lives. Other than this change, the impact of the adoption of the MPD Act was immaterial to the financial statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liabilities at October 31, 2004 and 2003, as reflected on the balance sheet at December 31, 2004 and 2003, were $31 million and $35 million, including current liabilities of $5 million in 2004 and $4 million in 2003. The net postemployment benefits expense was approximately $5 million in 2004, $6 million in 2003, and $8 million in 2002.

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

As more fully discussed in Note 1 to the Consolidated Financial Statements and under the heading “Reserve” below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed. In this respect, a six-day claims estimation hearing to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that it should be set at a significantly higher level. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. Post trial briefs in this matter were filed by February 18, 2005. The District Court has not indicated when it expects to render a decision on this matter, and no assurance can be made as to whether the amount of current and future asbestos liability established as a result of such claims estimation hearing will be more or less than the amounts reserved for asbestos claims on the financial statements of the Debtors or will be more or less than the $16 billion amount established by the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants as the level below which they have reserved the right to withdraw support of the Plan.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At December 31, 2004, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

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

As of December 31, 2004, a reserve of approximately $3.6 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, these liabilities were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Reserve for asbestos litigation claims”.

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

The Chapter 11 Cases have significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against Owens Corning and will likely have the effect of increasing the number and ultimate cost of resolution of such claims substantially. In particular, the status of the NSP Agreements and the ultimate treatment of pending and future claims thereunder will depend on the outcome of negotiations among the various constituencies in the Chapter 11 Cases and determinations by the Bankruptcy Court as to the issues involved, including any determinations made as a result of the estimation hearing held in January 2005, none of which can be predicted at this time. The uncertainties associated with the status of the NSP Agreements and the treatment of claims thereunder include the following:

•	It is possible that one or more constituencies in the Chapter 11 Cases may seek to set aside the NSP Agreements on various grounds. In any event, it is highly uncertain how any plan or plans of reorganization will ultimately treat the various types of NSP claims, including without limitation claims with no evidence of significant medical impairment, or whether such unimpaired claims will be treated as allowed claims thereunder.

•	The settlement values for specified categories of disease set forth in the NSP Agreements were established by arm’s-length negotiations with the participating law firms in circumstances very different from those prevailing in the Chapter 11 Cases. The settlement values available to individual claimants under the arrangements to be included in any plan or plans of reorganization may vary substantially from those contemplated by the NSP Agreements. Because Owens Corning’s estimate of liabilities in respect of non-NSP claims assumed payment of settlement values similar to those contained in the NSP Agreements, such estimate is subject to similar uncertainty.

Additional uncertainties raised by the Chapter 11 Cases include the following:

•	It is uncertain what claim submission process, if any, will be prescribed by the Bankruptcy Court for pre-petition asbestos claims against Owens Corning or Fibreboard and what effects such process may have, including on the number of such claims. Moreover, the Filing, including the significant publicity associated with the Chapter 11 Cases and notices required by the Bankruptcy Code that must be given to creditors and other parties in interest, has significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of not only pre-petition claims but also additional claims that may be asserted in the course of the Chapter 11 Cases.

•	Owens Corning anticipates that the number and estimated aggregate value of allowed future claims will ultimately be determined either as a result of negotiations involving the Legal Representative for the class of future asbestos claimants and the other interested constituencies or, if necessary, by the Bankruptcy Court, including through the estimation hearing held in January 2005. It is not possible to predict the outcome of such negotiations, or Bankruptcy Court determination, at this time.

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

Owens Corning notes that, as part of the District Court’s order scheduling the estimation hearing for January 13, 2005, the Court ordered that all parties intending to present expert testimony at such hearing must file any expert reports by October 15, 2004. In response, in addition to the analyses of liability prepared on behalf of Owens Corning and Fibreboard (described above), asbestos liability estimates were filed with the District Court on behalf of various interested parties, including the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the holders of the debt under the Pre-Petition Credit Facility. The net present values of the aggregate asbestos liabilities estimated in such filings range from approximately $2.2 billion to approximately $11.1 billion for Owens Corning, and up to approximately $7.5 billion for Fibreboard.

Owens Corning notes that the amounts estimated in the above analyses of asbestos liabilities vary substantially from one another, and certain of them vary substantially from the amounts of Owens Corning’s and Fibreboard’s respective asbestos reserves. Owens Corning believes that these variances occur for a number of reasons. First, such analyses generally do not involve the same type of estimation process required in connection with the preparation of financial statements under generally accepted accounting principles. In general, such accounting principles require accruals with respect to contingent liabilities (including asbestos liabilities) only to the extent that such liabilities are both probable and reasonably estimable. With respect to such liabilities that are probable as to which a reasonable estimate can be made only in terms of a range (with no point within the range determined to be more probable than

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

any other point in such range), such accounting principles require only the accrual of the amount representing the low point in such range. In contrast, analyses prepared by interested constituencies in asbestos-related bankruptcy cases (including those developed by Owens Corning and Fibreboard) customarily cover potential liabilities over a 50-year period (at the end of which it is anticipated that potential asbestos claimants would in any event have died as a result of other non-asbestos-related causes). Owens Corning believes that any such analyses, and any assumptions utilized in the preparation of such analyses, are inherently speculative for a number of reasons, including the variables and uncertainties described in this Note. Moreover, because such analyses are prepared solely for use in the negotiation of a plan of reorganization or otherwise resolving the Chapter 11 Cases, they naturally reflect the respective interests of the different constituencies putting them forward. Certain constituencies, for example, may have an interest in presenting an analysis that estimates such liability at the highest level that can arguably be justified; others may have an interest in estimating such liability at the lowest possible level; while others may have an interest in estimating such liability at a point between the two extremes, in an effort to achieve consensus in the negotiation of the plan of reorganization or otherwise facilitate resolution of the Chapter 11 Cases. In addition, interested constituencies in Owens Corning’s bankruptcy proceedings may also take into account the implications of any such analyses prepared for use in Owens Corning’s bankruptcy proceedings on their position in one or more of the other asbestos-related bankruptcy cases pending in the District of Delaware or elsewhere.

As noted above and in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors. The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. It is therefore anticipated that the estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court, including through the estimation hearing held in January 2005. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed.

At December 31, 2004, the approximate balances of the components of Owens Corning’s asbestos-related reserve were:

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

Owens Corning believes that its reserve for asbestos claims represents at least a minimum in a range of possible outcomes of the plan negotiation process as to the amount of its total liability for asbestos-related claims against it as determined through the Chapter 11 process. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 proceedings may be either higher or lower than the Company’s reserve. Owens Corning notes that it expects an ongoing high level of negotiations and information exchanges with the various creditor constituencies and other parties for the duration of the Chapter 11 proceedings. Owens Corning will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a further revision to the reserve is appropriate until additional significant developments occur during the course of the Chapter 11 Cases, including final resolution by negotiation or the Bankruptcy Court of its total liability for asbestos claims. Any such revision could, however, be material to the Company’s consolidated financial position and results of operations in any given period.

The United States Senate introduced proposed asbestos reform legislation (the “FAIR Act”) in the prior session of Congress on May 22, 2003 and April 7, 2004 (known as the Fairness in Asbestos Injury Resolution Act of 2003 and the Fairness in Asbestos Injury Resolution Act of 2004, respectively), each of which lapsed upon the adjournment of such Congress. While the FAIR Act did not pass in 2004, there have been ongoing discussions within the Senate regarding the possible introduction of a new version of the FAIR Act in 2005.

If enacted into law as previously proposed, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the terms of the previously introduced FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

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

As discussed in Item A above and under the heading “Reserve” below, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors (including Fibreboard). Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Fibreboard’s (and Owens Corning’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, including through the estimation hearing held in January 2005, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed.

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

As of December 31, 2004, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.291 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 20 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At December 31, 2004, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 20 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, this reserve was increased in the third quarter of 2002 through a charge to income of $975 million. As of December 31, 2004, a reserve of approximately $2.3 billion in respect of these asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict, and such uncertainties significantly increased as a result of the Filing, including those set forth in Item A above. In addition, as noted above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors (including Fibreboard). The Plan provides that liability for current and future asbestos personal injury claims against Owens Corning and Fibreboard would be determined by the Bankruptcy Court as part of the confirmation hearing on the Plan. The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants have reserved the right to withdraw support of the Plan if such liability is determined to be less than $16 billion in the aggregate. It is therefore anticipated that the estimated aggregate value of current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court, including through the estimation hearing held in January 2005. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed. In light of the above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization ultimately confirmed.

At December 31, 2004, the approximate balances of the components of the Fibreboard asbestos-related reserve were:

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

Owens Corning believes that Fibreboard’s reserve for asbestos claims represents at least a minimum in a range of possible outcomes of the plan negotiation process as to the amount of Fibreboard’s total liability for asbestos-related claims against it as determined through the Chapter 11 process. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 proceedings may be either higher or lower than Fibreboard’s reserve. Owens Corning notes that it expects an ongoing high level of negotiations and information exchanges with the various creditor constituencies and other parties for the duration of the Chapter 11 proceedings. Owens Corning will continue to review Fibreboard’s asbestos reserve on a periodic basis and make such adjustments as may be appropriate. However, it is possible that Owens Corning will not be in a position to conclude that a further revision to the reserve is appropriate until significant additional developments occur during the course of the Chapter 11 Cases, including final resolution by negotiation or the Bankruptcy Court of Fibreboard’s total liability for asbestos claims. Any such revision could, however, be material to the Company’s consolidated financial position and results of operations in any given period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

As noted in Item A above, the United States Senate introduced proposed asbestos reform legislation (the “FAIR Act”) in the prior session of Congress on May 22, 2003 and April 7, 2004 (known as the Fairness in Asbestos Injury Resolution Act of 2003 and the Fairness in Asbestos Injury Resolution Act of 2004, respectively), each of which lapsed upon the adjournment of such Congress. While the FAIR Act did not pass in 2004, there have been ongoing discussions within the Senate regarding the possible introduction of a new version of the FAIR Act in 2005.

If enacted into law as previously proposed, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under the terms of the previously introduced FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Insurance

As of December 31, 2004, Owens Corning’s consolidated financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

Owens Corning also has other unconfirmed potential non-products coverage with excess level carriers. Owens Corning is actively pursuing non-products insurance recoveries under these policies. In October, 2001, Owens Corning filed a lawsuit in Lucas County, Ohio, against ten excess level carriers for declaratory relief and damages for failure to make payments under its non-products insurance coverage. As described in the following paragraph, Owens Corning reached final settlements with two of such carriers in late 2004. The amount and timing of recoveries from excess level policies with the remaining carriers will depend on the outcome of litigation or other proceedings, possible settlements of those proceedings, or other negotiations.

As indicated above, in late 2004 Owens Corning entered into settlement agreements with two of its excess insurance carriers, resolving disputes concerning coverage from such insurers for non-products asbestos-related personal injury claims. As a result, during the fourth quarter of 2004, the two carriers funded approximately $21 million into escrow accounts to be released in conjunction with implementation of an approved plan of reorganization. As previously reported, in 2001, Owens Corning entered into a settlement agreement with another of its excess insurance carriers, whereby the carrier funded $55 million into a similar escrow account. The escrowed funds plus earnings are reflected on Owens Corning’s consolidated balance sheet as restricted assets, under the category “Restricted cash - asbestos and insurance related”.

During the third quarter of 2004, Owens Corning also received a payment of approximately $3 million in respect of a previous settlement with a bankrupt insurance carrier concerning coverage for asbestos-related personal injury claims. Owens Corning received approximately $4 million of similar payments during the second quarter of 2003.

The insurance recoveries described above were recorded as pre-tax income in their respective period of receipt.

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

On or about January 27, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Robert Greenburg, et al. v. Glen Hiner, et al. in the United States District Court for the Northern District of Ohio, Western Division. Subsequent to January 27, 2003, three substantially similar actions, with named plaintiffs Nicholas Radosevich, Howard E. Leppla, and William Benanchietti, respectively, were filed against the same defendants in the same court. On July 30, 2003, the court consolidated the four cases under the caption Robert Greenburg, et al. v. Glen Hiner, et al., and appointed lead plaintiffs JKF Investment Co., Icarus Trading, Inc. and HGK Asset Management. An amended complaint was filed by the plaintiffs on or about September 8, 2003. Owens Corning was not named in the lawsuit. The suit purported to be a class action for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of a class comprised of persons who purchased stock of Owens Corning during the period from September 20, 1999, through October 4, 2000. The complaint sought an unspecified amount of damages and/or, where appropriate, rescission. On March 3, 2005, the court granted the defendants’ motion to dismiss the action, on the grounds that the plaintiffs’ claims are time-barred under the applicable statute of limitations.

On or about September 2, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. Owens Corning is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under the Pre-Petition Credit Facility, alleges causes of action (1) against

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the Pre-Petition Credit Facility. The complaint seeks an unspecified amount of damages. On October 6, 2003, the Company filed in the USBC a Complaint for Temporary Restraining Order, Preliminary Injunction and Enforcement of the Automatic Stay, requesting a preliminary injunction against further prosecution of the suit until after confirmation of a plan of reorganization for the Company. By order of the USBC, the New York action has been stayed, with limited exceptions, until the earlier of the entry of an order confirming a plan of reorganization for the Company or further order of the Court. Owens Corning believes that the claim is without merit.

Owens Corning holds an indirect ownership interest in ServiceLane.com, Inc. (“ServiceLane”), which is in Chapter 7 bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 01-36044-HCA-7 (Abrahamson, B.J.). Two former employees of ServiceLane (the “SL Plaintiffs”) have filed proofs of claim (Claims No. 8651 and 8622) against Owens Corning in the Chapter 11 Cases, alleging fraud and misrepresentation. Additionally, on July 24, 2003, the SL Plaintiffs, along with ServiceLane’s Chapter 7 trustee, brought suit against two Owens Corning officers, who also were directors of ServiceLane, in the United States District Court for the Northern District of Ohio, Western Division, under the caption ServiceLane.com, Inc., et al. v. Stein, et al. In the complaint, ServiceLane alleged a breach of fiduciary duty against both officers and the SL Plaintiffs alleged fraud against one officer. Owens Corning was not named in the lawsuit. On September 10, 2003, Owens Corning filed in the USBC an objection to the proofs of claim filed by the SL Plaintiffs as well as a counterclaim seeking declaratory relief in the form of a declaration that neither Owens Corning nor the two officers harmed the SL Plaintiffs. On October 1, 2003, the two officers filed a similar adversary proceeding in the USBC. In October 2003, the SL Plaintiffs filed a motion to dismiss Owens Corning’s counterclaim and, in November 2003, the SL Plaintiffs filed a motion to dismiss the adversary proceeding by the two officers. Hearings on both motions to dismiss were held on January 23, 2004. The USBC denied the motion to dismiss Owens Corning’s counterclaim and deferred action on the other motion to dismiss. Subsequently, the SL Plaintiffs and the two officers agreed to a dismissal of the Ohio action and a refiling in the USBC. As a result, all such proceedings are now pending in the USBC. On January 19, 2005, the USBC denied the motion of the SL Plaintiffs for leave to amend their complaint. Owens Corning believes that the claims of the SL Plaintiffs and the claims of ServiceLane’s Chapter 7 trustee are without merit.

The named officer and director defendants in each of the above proceedings have each filed contingent indemnification claims with respect to such litigation against Owens Corning pursuant to the General Bar Date process described below.

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 25,000 proofs of claim (including the claims described below under the headings “PBGC Claim”, “Tax Claim” and “Specialty Roofing Claim”), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. For further information concerning these claims, see Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”.

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

TAX CLAIM

Owens Corning’s federal income tax returns typically are audited by the Internal Revenue Service (“IRS”) in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to the Filing, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS has asserted claims for approximately $390 million in income taxes plus interest of approximately $175 million. As the result of settlement negotiations, the Company and the IRS have reached an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $99 million. The recording of the settlement resulted in various adjustments to our tax reserves as well as balance sheet reclassifications between various deferred, accrued, and subject to compromise tax related accounts. The settlement was approved by the Bankruptcy Court by order dated November 15, 2004 but remains subject to approval by the Congressional Joint Committee on Taxation.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class. A hearing on the pre-petition class certification has been set for May 2005. In addition, Owens Corning has been named a defendant in a purported class action, filed in the Superior Court for the County of San Joaquin, California, on behalf of post-petition claimants with respect to such product. Subsequently, Owens Corning removed the California proceeding to the United States Bankruptcy Court for the Eastern District of California (“CBC”) and moved the CBC to transfer the proceeding to the USBC, and the plaintiffs moved the CBC to remand the proceeding back to the Superior Court or to abstain from exercising jurisdiction. The motions to transfer or remand/abstain were heard by the CBC on November 9, 2004, and the CBC ordered that the proceedings be transferred to the USBC. Based upon its historic experience with servicing its warranty program for such specialty roofing product, Owens Corning does not believe that either of the two proceedings is meritorious.

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

By motions filed on or about October 16, 2002, and December 17, 2003, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to a ruling of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action, has been stayed until the earlier of (i) February 23, 2005, or (ii) 90 days after the confirmation of a plan of reorganization for Owens Corning. Pursuant to Court rule, such stay remains in effect pending a hearing by the Court on the Debtors’ motion, filed January 19, 2005, to extend such stay until August 31, 2005, other than with respect to two commercial preference actions. The Pre-Petition Credit Facility Action, previously scheduled for trial before the District Court commencing in June 2003, has been continued indefinitely by the Court.

OTHER BANKRUPTCY RELATED MATTERS

See Note 1 to the Consolidated Financial Statements for a discussion of other bankruptcy related matters, including the impact of certain inter-company and intra-company arrangements, transactions and relationships.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

L’ARDOISE, FRANCE MANUFACTURING FACILITY

In the fourth quarter of 2003, the Company experienced a flood at its L’Ardoise, France manufacturing facility. This facility was insured for property damage and business interruption losses relating to such events, subject to a $5 million deductible (which was expensed in 2003) and applicable policy limits. During the fourth quarter of 2004, the Company finalized settlement of, and received final payment under, its insurance claim. The payments received covered substantially all of the Company’s property damage costs and business interruption losses resulting from the flood, other than the referenced deductible. The reimbursement for business interruption losses was $21 million, which was recorded as other income in the Consolidated Statement of Income (Loss).

20. FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 19 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of December 31, 2004, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At December 31, 2004, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. FIBREBOARD SETTLEMENT TRUST (continued)

asbestos-related liabilities (see Note 19, Item B, to the Consolidated Financial Statements). As of December 31, 2004, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. For periods prior to the Petition Date, they were reflected as current or other liabilities (depending on the period in which payment was expected) under the category “Asbestos-related liabilities - Fibreboard”. At December 31, 2004, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $2.309 billion.

For accounting purposes, the Trust Assets are classified as “trading securities” and are reported in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, marketable securities classified as trading securities are recorded at fair market value.

Through the third quarter of 2002, any earnings, realized gains/losses and unrealized increases/decreases in fair market value of the Trust Assets were reflected as a change in the carrying amount of the assets on the Consolidated Balance Sheet as well as other income/expense on the Consolidated Statement of Income (Loss). Subsequent to the third quarter of 2002, any earnings, realized gains/losses and unrealized increases/decreases in fair market value of the Trust Assets are reflected as an increase/decrease in the carrying amount of such assets on the Consolidated Balance Sheet as well as a decrease/increase in Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). Cost for purposes of computing realized gains/losses is determined using the specific identification method.

Since the third quarter of 2002, the residual obligation to charity has been included within Fibreboard’s reserve for asbestos litigation claims as the asbestos-related liabilities have exceeded the Trust Assets. Consequently, for periods subsequent to the third quarter of 2002, no amounts have been recorded to the residual obligation to charity, and earnings/losses on Trust Assets have been recorded as Chapter 11 related reorganization items.

Results for the Years Ended December 31, 2004 and 2003

During 2004 and 2003, Trust Assets generated interest/dividend earnings of approximately $59 million and $58 million, respectively, recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

During 2004 and 2003, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $25 million and $19 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. These losses were recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss).

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during 2004 or 2003. However, approximately $0.2 million was paid during 2003 for taxes related to earnings of the Trust. These payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities in 2004 and 2003 resulted in realized losses of approximately $11 million and $7 million, respectively. Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. FIBREBOARD SETTLEMENT TRUST (continued)

At December 31, 2004, the fair value of Trust Assets and Administrative Deposits was $1.418 billion, which was comprised of Trust Assets of $1.291 billion of marketable securities and Administrative Deposits of $127 million.

The table below summarizes Trust and Administrative Deposits activity for the twelve months ended December 31, 2004:

	Balance 12/31/03	Interest and Dividends	Unrealized Loss	Realized Loss	Balance 12/31/04
Assets
Trust Assets:
Marketable securities - trading	$1,268	$59	$(25)	$(11)	$1,291
Administrative Deposits	127	—	—	—	127

Total assets	$1,395	$59	$(25)	$(11)	$1,418

Liabilities
Accounts payable	$19	$—	$—	$—	$19
Asbestos litigation claims	2,309	—	—	—	2,309

Total Trust liabilities	2,328	—	—	—	2,328
Liabilities in excess of assets	(933)	59	(25)	(11)	(910)

Total Trust liabilities net of liabilities in excess of assets	$1,395	$59	$(25)	$(11)	$1,418

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the twelve months ended December 31, 2003:

	Balance 12/31/02	Interest and Dividends	Unrealized Loss	Realized Loss	Other	Balance 12/31/03
	(In millions of dollars)
Assets
Trust Assets:
Marketable securities - trading	$1,238	$58	$(19)	$(7)	$(2)	$1,268
Administrative Deposits	127	—	—	—	—	127

Total assets	$1,365	$58	$(19)	$(7)	$(2)	$1,395

Liabilities
Accounts payable	$18	$—	$—	$—	$1	$19
Asbestos litigation claims	2,310	—	—	—	(1)	2,309

Total Trust liabilities	2,328	—	—	—	—	2,328
Liabilities in excess of assets	(963)	58	(19)	(7)	(2)	(933)

Total Trust liabilities net of liabilities in excess of assets	$1,365	$58	$(19)	$(7)	$(2)	$1,395

21. STOCK COMPENSATION PLANS

During 2004, the Company had two stock-based compensation plans applicable to employees. The Company’s stockholder approved Stock Performance Incentive Plan (“SPIP”) authorized grants of stock options, restricted stock, performance restricted stock and phantom performance units. Effective May 2002, the SPIP expired as to new grants, but outstanding awards continue according to their terms. The Owens Corning 1995 Stock Plan (“95 Stock Plan”) authorizes grants of options, restricted stock and performance stock awards (collectively, the 95 Stock Plan and the SPIP are referred to as the “Employee Plans”). The 95 Stock Plan permits up to 1% of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, for the 95 Stock Plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year’s allocation (determined by using 25% of the current year’s allocation). These shares are also subject to the 25% limit for restricted stock awards. At December 31, 2004, the maximum number of shares available under the 95 Stock Plan for stock awards was 1,204,831 shares. The following are descriptions of the awards granted under the Employee Plans:

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

Stock Options

The exercise price of each option awarded under the Employee Plans equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the Compensation Committee of the Board of Directors. No stock options were awarded in 2004, 2003 or 2002.

Restricted Stock Awards

Compensation expense for restricted stock awards is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions lapse, subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2006. At December 31, 2004, the Company had 31,486 shares of restricted stock outstanding. There were no restricted stock grants in 2004, 2003 or 2002.

Performance Restricted Stock Awards

Performance restricted stock awards represent the opportunity to earn up to a specified number of shares of the Company’s common stock, if the Company achieves specified performance goals during the designated performance period. Any portion of the award not earned during the performance period is forfeited by the holder at the end of such period. Compensation expense is measured based on market price of the Company’s common stock and is recognized over the performance period, which is generally three years. At December 31, 2004, the Company had no performance restricted stock awards outstanding and none were granted during 2004, 2003 or 2002.

Phantom Performance Units

Phantom performance units provide the holder the opportunity to earn a cash award equal to the fair market value of the Company’s common stock upon the attainment of certain performance goals. Any portion of the award not earned during the performance period is forfeited by the holder at the end of such period. Compensation expense is measured based on the market price of the Company’s common stock and is recognized over the performance period, which is generally three years. At December 31, 2004, the Company had no performance units outstanding and none were granted during 2004, 2003 or 2002.

Performance Stock Awards

Performance stock awards provide the holder the opportunity to earn unrestricted stock based upon achievement of specified goals within a designated performance period. Compensation cost for these awards is accrued over the performance period based upon a base compensation level and the performance level achieved. Stock awards are issued in the year subsequent to the performance period. No performance stock awards were issued in 2004, 2003 or 2002.

The Company also has a plan to award stock and stock options to non-employee directors. The receipt of the stock awards may be deferred at the discretion of the directors. Approximately 389,000 shares were available under this plan at December 31, 2004. As of December 31, 2004, 24,260 deferred awards were outstanding. No options were issued in 2004, 2003 or 2002. In 2004, 2003 and 2002, no stock awards were granted. By action of the Board of Directors, additional option grants and annual stock grants were suspended effective April 1, 2002, pending further action by the Board.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

The Company applies Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of FAS No. 123” (“SFAS 148”), for disclosures of its stock based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition as permitted by SFAS 123 and SFAS 148. All stock options issued by the Company are exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost has been recognized for any of the options granted under the Employee Plans or the plan for non-employee directors. The compensation cost that has been recorded for awards other than options was less than $1 million in 2004 and 2003 and less than $2 million in 2002.

A summary of the status of the Company’s plans that issue options as of December 31, 2004, 2003, and 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Beginning of year	4,897,952	$32.44	6,489,874	$33.39	7,206,400	$33.27
Options granted	—	$—	—	$—	—	$—
Options exercised	—	$—	—	$—	—	$—
Options canceled	(628,315)	$32.87	(1,591,922)	$36.31	(716,526)	$32.20

End of year	4,269,637	$32.38	4,897,952	$32.44	6,489,874	$33.39

Exercisable	4,269,404	$32.38	4,710,655	$32.35	5,419,864	$35.79
Weighted-average fair-value of options granted during the year		$—		$—		$—

The following table summarizes information about options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise Prices	Number Outstanding at 12/31/04	Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$ 14.188 - $ 14.750	2,700	5.18	$14.333	2,700	$14.333
$ 15.375 - $ 15.375	991,642	4.75	$15.375	991,409	$15.375
$ 28.438 - $ 34.813	1,440,493	3.25	$32.860	1,440,493	$32.860
$ 35.250 - $ 37.813	767,028	1.86	$37.619	767,028	$37.619
$ 38.375 - $ 45.500	1,067,774	1.75	$43.797	1,067,774	$43.797

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

Had compensation cost for the Employee Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
	(In millions of dollars, except share data)
Net income (loss), as reported	$204	$115	$(2,809)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(2)	(4)

Pro forma net income	$204	$113	$(2,813)

Basic net income (loss) per share
As reported	$3.68	$2.08	$(51.02)
Pro forma	3.68	2.05	(51.09)
Diluted net income (loss) per share
As reported	$3.40	$1.92	$(51.02)
Pro forma	3.40	1.89	(51.09)

The following table presents the net income (loss) before and after cumulative effect of change in accounting principle used in the basic and diluted earnings per share and reconciles weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	2004	2003	2002
	(In millions of dollars, except share data in thousands)
Net income (loss) before cumulative effect of change in accounting principle used for basic and diluted earnings per share	$204	$115	$(2,368)

Net income (loss) used for basic and diluted earnings per share	$204	$115	$(2,809)

Weighted-average number of shares outstanding used for basic earnings per share	55,307	55,196	55,054
Non-vested restricted shares	36	88	—
Deferred awards	24	24	—
Shares from assumed conversion of preferred securities (see Note 18)	4,566	4,566	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	59,933	59,874	55,054

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

The Company’s net income (loss) per common share before and after cumulative effect of change in accounting principle per common share for the years ended December 31, 2004, 2003, and 2002 were as follows:

	2004	2003	2002
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE
Basic net income (loss) per share	$3.68	$2.08	$(43.01)

Diluted net income (loss) per share	$3.40	$1.92	$(43.01)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$3.68	$2.08	$(51.02)

Diluted net income (loss) per share	$3.40	$1.92	$(51.02)

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

22. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates and certain commodity prices in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivative financial instruments. The policy of the Company is to use financial instruments only to the extent necessary to hedge identified business risks. The Company does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with other parties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company does not anticipate nonperformance by other parties.

The Company performs an analysis for effectiveness of its financial instruments for each contract period based on the terms of the contract and the underlying item being hedged. If at any time the derivative ceases to be highly effective, any change in fair value of the derivative is recorded as other income (loss) in the Consolidated Statement of Income (Loss).

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to foreign exchange and diesel fuel and natural gas commodity price risk. The effective portion of the changes in the fair value of cash flow hedges is deferred in accumulated other comprehensive income (“OCI”) and is subsequently recognized in other income (loss) for foreign exchange hedges, and in cost of sales for commodity hedges, when the hedged item impacts earnings. The Company excludes the time value component of derivatives on certain commodity hedges and recognizes those amounts in other income (loss). The amounts recognized were not material in any year presented.

The Company typically enters into financial instruments that mature within eighteen months. As of December 31, 2004, approximately $7 million of losses on financial instruments included in accumulated other comprehensive loss in the Consolidated Balance Sheet will be recognized as charges against earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months that will necessitate recognizing the deferred losses as charges against earnings include actual foreign currency denominated sales or purchases and, for commodity hedges, the recognition of the hedged item through earnings.

Summary of OCI Activity

The following table summarizes activity in OCI resulting from the Company’s cash flow hedging activities for the years ended December 31, 2004 and 2003:

	2004	2003
	(In millions of dollars)
Beginning balance – gains/(losses)	$(2)	$—
Decrease in fair value of derivatives	(2)	(8)
Reclassifications from OCI	(3)	6

Ending balance – gains/(losses)	$(7)	$(2)

Fair Value Hedges

The Company uses forward and swap contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange and interest rate risk related to items recorded on the Consolidated Balance Sheet. Gains and losses resulting from the changes in fair value of these instruments are recorded in other income (loss), the effect of which was not material in any year presented. The fair value of these instruments, which are recorded as other current assets in the Consolidated Balance Sheet, was not material as of December 31, 2004 or 2003.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 2004 and 2003, the Company was contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $2 million and $6 million, respectively. As of December 31, 2004 and 2003, approximately $1 million and $4 million, respectively, of such indebtedness was alleged to be in default as a result of the Filing. Subject to the foregoing, the Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk

As of December 31, 2004, one customer comprised more than 10% but less than 13% of our outstanding receivable balance. All receivables with this customer were current. As of December 31, 2003, the Company had no significant group concentrations of credit risk.

Fair Value of Financial Instruments

The following methods and assumptions were used to determine the fair value of each category of financial instruments:

Cash and short-term financial instruments

The carrying amount approximates fair value due to the short maturity of these instruments.

Restricted cash - asbestos and insurance related

The fair values of cash and marketable securities classified as restricted cash have been determined by traded market values or by obtaining quotations from brokers.

Restricted cash, securities and other - Fibreboard

The fair values of cash and marketable securities in the Fibreboard Settlement Trust have been determined by traded market values or by obtaining quotations from brokers.

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates.

Long-term debt

The fair value of the Company’s long-term debt that is not subject to compromise has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The Company is unable to estimate the fair value of long-term debt of the Debtors that is subject to compromise at December 31, 2004, due to the uncertainties associated with the Filing.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Company believes that the fair values of financial instruments reasonably approximate the carrying amounts. These financial instruments include long-term notes receivable of $12 million and $9 million as of December 31, 2004 and 2003, respectively, and long-term debt of $38 million and $73 million as of December 31, 2004 and 2003, respectively.

Fair Value of Derivative Financial Instruments

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

Diesel fuel and natural gas commodity contracts

The fair values of diesel fuel and natural gas commodity contracts are calculated based on traded market values.

The Company’s estimates of fair value approximate carrying value for all derivative financial instruments.

As of December 31, 2004 and 2003, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, establishing their fair value is not practicable.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarter
	First	Second	Third	Fourth
	(In millions of dollars, except share data)
2004
Net sales	$1,209	$1,441	$1,541	$1,484
Cost of sales	1,037	1,178	1,244	1,190

Gross margin	$172	$263	$297	$294

Income from operations	$34	$94	$153	$146

Income tax expense	$27	$56	$71	$73

Net income (loss)	$5	$33	$94	$72

Net income (loss) per share:
Basic net income (loss) per share	$0.09	$0.59	$1.70	$1.30

Diluted net income (loss) per share	$0.09	$0.55	$1.57	$1.20

	Quarter
	First	Second	Third	Fourth
	(In millions of dollars, except share data)
2003
Net sales	$1,133	$1,239	$1,349	$1,275
Cost of sales	974	1,024	1,127	1,045

Gross margin	$159	$215	$222	$230

Income from operations	$8	$43	$104	$112

Income tax expense	$2	$24	$47	$72

Net income (loss)	$(1)	$18	$55	$43

Net income (loss) per share:
Basic net income (loss) per share	$(0.02)	$0.33	$0.99	$0.78

Diluted net income (loss) per share	$(0.02)	$0.30	$0.92	$0.72

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

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment”. This statement eliminates the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange for the services received based on the fair value of the equity instruments on the grant-date. This statement becomes effective for the Company as of July 1, 2005. The effect of adoption of this statement is not expected to be material.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that certain items that may have previously been included in inventory costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. SFAS No. 151 also requires allocation of fixed manufacturing overheads to the costs of conversion based on the normal capacity of the manufacturing facilities. This statement becomes effective for the Company as of January 1, 2006. The effect of adoption of this statement is not expected to be material.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Number	Description	Page

II	Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 2004, 2003, and 2002	156

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions of dollars)
FOR THE YEAR ENDED DECEMBER 31, 2004:
Allowance deducted from asset to which it applies -
Doubtful accounts	$19	$5	$—	$6	(A)	$18
Tax valuation allowance	1,000	16	—	21		$995
FOR THE YEAR ENDED DECEMBER 31, 2003:
Allowance deducted from asset to which it applies -
Doubtful accounts	$29	$(4)	$(2)	$4	(A)	$19
Tax valuation allowance	998	2	—	—		1,000
FOR THE YEAR ENDED DECEMBER 31, 2002:
Allowance deducted from asset to which it applies -
Doubtful accounts	$29	$3	$—	$3	(A)	$29
Tax valuation allowance	81	917	—	—		998

Notes:

(A)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Document Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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

EXHIBIT INDEX

Exhibit Number	Document Description

* Key Management Severance Agreement with Joseph C. High (filed herewith).

*  Owens Corning Key Employee Retention Incentive plan (2005) (incorporated herein by reference to Exhibit (10) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed February 23, 2005).

*  Standard Retainer/Meeting Fee Arrangement for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended September 30, 2004).

*  Owens Corning Key Employee Retention Incentive Plan (2004) (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2004).

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003:

* - Key Management Severance Agreement with Charles E. Dana.

* - Agreement with Charles E. Dana.

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

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2002:

* - Key Management Severance Agreement with George E. Kiemle.

* - Owens Corning 1995 Stock Plan.

EXHIBIT INDEX

Exhibit Number	Document Description

*  Director’s Charitable Award Program, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2001).

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

*  Owens Corning Supplemental Executive Retirement Plan, effective as of January 1, 1998 (incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1998).

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

EXHIBIT INDEX

Exhibit Number	Document Description

*  Deferred Compensation Plan for Directors, as amended (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1987).

(14)	Code of Ethics.

Ethics Policy for Chief Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).

(21)	Subsidiaries of Owens Corning (filed herewith).

(23)	Consent of PricewaterhouseCoopers LLP (filed herewith).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(32)	Section 1350 Certifications.

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(99)	Additional Exhibits

Interim Order Pursuant to Sections 105(a), 362(a)(3) and 541 of the Bankruptcy Code (A) Limiting Certain Transfers of Equity Securities of the Debtors and (B) Approving Related Notice Procedures (incorporated herein by reference to Exhibit (99.1) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed March 3, 2005).

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.