Form 10-K/A
period 2004-12-31
OWENS CORNING
filed 2005-03-22
CIK 75234

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

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

On June 30, 2004, the last business day of Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant's $.10 par value common stock (Registrant's voting stock) held by non-affiliates was $32,652,428 (assuming for purposes of this computation only that the Registrant had no affiliates).

At January 31, 2005, there were outstanding 55,341,765 shares of Registrant's $.10 par value common stock.

                               Explanatory Note
                               ----------------

This Amendment No. 1 to the Registrant's annual report on Form 10-K for the year ended December 31, 2004, is being filed to replace the Summary Compensation Table appearing on page 54 of the Registrant's annual report on Form 10-K filed on March 8, 2005 in order to correct alignment problems arising during the EDGARization process which caused certain information to appear on the wrong lines. This Table comprises part of Item 11, "Executive Compensation". In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 11, as so amended (appearing at pages 54-60 of the annual report on Form 10-K), is set forth below. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15, the Registrant is including certain currently dated certifications. The remainder of the annual report on Form 10-K filed on March 8, 2005 remains unchanged.

ITEM 11.   EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following tables provide information on compensation and stock-based awards received by Owens Corning's Chief Executive Officer serving during 2004 and the four other highest paid individuals who were serving as executive officers of Owens Corning at the end of 2004 (these five individuals collectively are referred to as the "Named Executive Officers").

Summary Compensation Table
--------------------------

The following table contains information about compensation paid, and certain awards made, by Owens Corning to the Named Executive Officers for the three-year period ended December 31, 2004.


                                                                             Long Term Compensation
                                                                             ----------------------

                           Annual Compensation                                  Awards             Payouts
   -------------------------------------------------------------------          ------             -------
                                                                        Restricted  Securities
                                                          Other Annual    Stock     Underlying      LTIP          All Other
         Name and                    Salary     Bonus     Compensation   Award(s)    Options/      Payouts      Compensation
  Principal Position(1)     Year      ($)       ($)(2)       ($)(3)       ($)(4)     SARs(#)(5)      ($)            ($)
  ---------------------     ----      ---       ------       ------       ------     ----------      ---            ---

David T. Brown              2004     750,000    3,062,640(6)                                         3,008,250(6)    6,250(7)
   President and Chief      2003     750,000    1,470,000(6)                                         2,625,000(6)   10,000
   Executive Officer        2002     647,916    1,713,199                                                           15,300

Michael H. Thaman           2004     650,000    1,902,680(6)                                         2,483,000(6)    5,417(7)
   Chairman of the Board    2003     650,000      828,000(6)                                         2,145,000(6)   10,000
   and Chief Financial      2002     584,375    1,380,000                                                           15,300
   Officer

George E. Kiemle            2004     284,625      788,819(6)                                           652,361(6)   10,250(7)
   Vice President and       2003     275,000      270,000(6)                                           577,500(6)   10,000
   President, Insulating    2002     266,667      528,800                                                           15,300
   Systems Business

Charles E. Dana             2004     271,875      755,294(6)                                           623,137(6)   10,250(7)
   Vice President and       2003     250,000      275,000(6)                                           525,000(6)   10,000
   President, Composite     2002     250,000      495,000                                                           15,300
   Solutions Business

Joseph C. High              2004     325,000      803,316(6)  54,258                                   744,900(6)   10,250(7)
   Senior Vice President,
   Human Resources


(1) Prior to April 2002, Mr. Brown served as Executive Vice President and Chief Operating Officer. Prior to April 2002, Mr. Thaman served as Senior Vice President and Chief Financial Officer. Prior to February 2004, Mr. Dana served as Vice President - Corporate Controller and Global Sourcing. Mr. High joined Owens Corning in January 2004.

(2) In addition to payments under Owens Corning's annual Corporate Incentive Plan, the amounts shown for 2004 include (1) payments under Owens Corning's Key Employee Retention Incentive Plan as follows: Mr. Brown, $750,000; Mr. Thaman, $650,000; Mr. Kiemle, $286,000; Mr. Dana, $275,000;
     and Mr. High, $244,000 and (2) in the case of Mr. High, a one-time sign-on bonus of $100,000.

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

(6) The amounts reflected in the LTIP Payouts column represent amounts payable pursuant to Owens Corning's Long Term Incentive Plan with respect to one-year transition performance period cycles adopted in connection with phase-in of the new plan, which became effective January 1, 2003.

(7) The amount shown for each of the Named Executive Officers represents contributions made by Owens Corning to such officer's account in the Owens Corning Savings Plan during the year.

Option Grant Table
------------------

No stock options or stock appreciation rights (SARs) were granted to any of the Named Executive Officers during 2004.

Option/SAR Exercises and Year-End Value Table
---------------------------------------------

The following table contains information about the options for Owens Corning common stock that were exercised in 2004 by the Named Executive Officers, and the aggregate values of these officers' unexercised options at the end of 2004. None of the Named Executive Officers held stock appreciation rights
(SARs) at December 31, 2004.


          Aggregated Option/SAR Exercises in 2004, and 12/31/04 Option/SAR Values

                                                                Number of
                                                                Securities         Value of
                                                                Underlying        Unexercised
                                     Shares                     Unexercised       In-the-Money
                                   Acquired on     Value      Options/SARs at    Options/SARs at
Name                               Exercise (#)  Realized ($)   12/31/04 (#)     12/31/04 ($)(1)
----                               ------------  ------------   ------------     ---------------

                                                                Exercisable/       Exercisable/
                                                                Unexercisable      Unexercisable
                                                                -------------      -------------

David T. Brown                        --0--          --0--         103,000/0             0/0
Michael H. Thaman                     --0--          --0--          73,657/0             0/0
George E. Kiemle                      --0--          --0--          53,000/0             0/0
Charles E. Dana                       --0--          --0--          40,500/0             0/0
Joseph C. High                        --0--          --0--            0/0                0/0

(1) No options were in-the-money at December 31, 2004.


Long-Term Incentive Plan Awards Table
-------------------------------------

Effective January 1, 2003, Owens Corning adopted a Long Term Incentive Plan applicable to certain key employees selected by the Compensation Committee in an effort to more effectively drive long-term business results. The plan is intended to create a strong link between compensation and predetermined business goals designed to increase the value of the Company over a longer horizon and better align executive interests with those of the Company's stakeholders. The plan envisions three-year performance cycles with payouts under the plan dependent upon corporate performance against long term performance goals set by the Committee for each cycle. A new three-year cycle commenced January 1, 2004 and will conclude on December 31, 2006, with payouts, if any, in early 2007. Information concerning the awards for this cycle to the Named Executive Officers is set forth in the table below.


                         Long Term Incentive Plan - Three-Year Cycle Awards in 2004

                                                                                Estimated Future Payouts under
                                                                               Non-Stock Price-Based Plans (1)
                                                                           -----------------------------------------
                           Number of Shares,      Performance or Other
                            Units or Other      Period Until Maturation     Threshold       Target       Maximum
Name                          Rights (#)               or Payout               ($)           ($)           ($)
----                          ----------               ---------               ---           ---           ---

David T. Brown                     0                1/1/04-12/31/06             0         1,875,000     3,750,000
Michael H. Thaman                  0                1/1/04-12/31/06             0         1,592,500     3,185,000
George E. Kiemle                   0                1/1/04-12/31/06             0          438,750       742,000
Charles E. Dana                    0                1/1/04-12/31/06             0          472,500       675,000
Joseph C. High                     0                1/1/04-12/31/06             0          438,750       877,500


(1) Each award shown represents the opportunity to earn the amount shown in the "maximum" column of the table if certain "maximum" performance goals established by the Compensation Committee at the beginning of the performance period are attained or exceeded during the performance period. In the event these "maximum" performance goals are not attained, then the Named Executive Officers may earn the amounts shown in the "target" column if the "target" levels of performance are attained, or the amounts shown in the "threshold" column if the "threshold" levels of performance are attained. Participants will earn intermediate amounts for performance between the maximum and target levels, or between the target and threshold levels, and will earn no amounts for performance below the threshold level. The estimates of potential future payouts displayed in the table are based on current salaries; actual payouts, if any, will be based on average annualized salaries over the three-year performance cycle. The performance goals for this three-year cycle are based on the Company's return on net assets.

In addition to the three-year performance cycle award, the Committee also established a one-year transition performance period cycle for 2004 in connection with phase-in of the new plan. Payouts pursuant to this performance cycle are reflected in the Summary Compensation Table above.

Retirement Benefits
-------------------

Owens Corning maintains a tax-qualified Cash Balance Plan covering certain of its salaried and hourly employees in the United States, including each of the Named Executive Officers, in replacement of the qualified Salaried Employees' Retirement Plan maintained prior to 1996 ("Prior Plan"), which provided retirement benefits primarily on the basis of age at retirement, years of service and average earnings from the highest three consecutive years of service. In addition, Owens Corning has a non-qualified Executive Supplemental Benefit Plan ("ESBP") to pay eligible employees leaving the Company the difference between the benefits payable under Owens Corning's tax-qualified retirement plan and those benefits which would have been payable except for limitations imposed by the Internal Revenue Code. Named Executive Officers are eligible to participate in both the Cash Balance Plan and the ESBP.

Cash Balance Plan - Under the Cash Balance Plan, each covered employee's earned retirement benefit under the Prior Plan (including the ESBP) was converted to an opening cash balance. Each year, eligible employees earn a benefit based on a percentage of such employee's covered pay. Prior to July 1, 2003, the percentage was 2% for covered pay up to 50% of the Social Security Taxable Wage Base and 4% for covered pay in excess of such wage base; effective July 1, 2003, the percentage became 4% for all subsequent covered pay. For this purpose, covered pay includes base pay and certain annual incentive bonuses payable during the year. Accrued benefits earn monthly interest based on the average interest rate for five-year U.S. treasury securities. Employees vest in the Plan on completion of five years of service. Vested employees may receive their benefit under the Cash Balance Plan as a lump sum or as a monthly payment when they leave Owens Corning.

For employees who were at least age 40 with 10 years of service as of December 31, 1995 ("Grandfathered Employees"), including Messrs. Brown and Kiemle, the credit percentages applied to covered pay are increased pursuant to a formula based on age and years of service on such date. In addition, Grandfathered Employees are entitled to receive the greater of their benefit under the Prior Plan frozen as of December 31, 2000, or under the Cash Balance Plan (in each case including the ESBP).

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

Supplemental Executive Retirement Plan - Owens Corning maintains a Supplemental Executive Retirement Plan ("SERP") covering certain employees, including Mr. High, who join Owens Corning in mid-career. The SERP provides for a lump sum payment following termination of employment equal to a multiple of the covered employee's Cash Balance Plan balance minus an offset equal to the present value of retirement benefits attributable to prior employment. The applicable multiplier for each covered employee ranges from 0.5 to 4.0 (determined by the covered employee's age when first employed by Owens Corning) and is 2.4 in the case of Mr. High. The estimated annual annuity amount payable to Mr. High to satisfy the lump sum obligation under this plan at age 65, under the assumptions described in the preceding paragraph, is $105,672, less the annualized offset due to prior employment.

Other Arrangements - Owens Corning has agreed to provide Mr. Dana a supplemental pension benefit, under Owens Corning's pension plan formula in existence on his employment date, determined as if he had earned 1 1/2 years of service for each year worked, provided that he remains an Owens Corning employee for no less than ten years following his November 15, 1995 employment date. The estimated supplemental annual annuity amount payable to Mr. Dana at age 65 to satisfy this benefit, assuming continued employment and current levels of covered pay, is $211,606.

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

Employment, Severance, and Certain Other Agreements
---------------------------------------------------

Owens Corning maintains a Corporate Incentive Plan under which participating employees, including each of the Named Executive Officers, are eligible to receive annual cash incentive awards based on their individual performance and on corporate performance against annual performance goals set by the Compensation Committee. For the 2004 and 2005 annual performance periods, the funding measures set by the Compensation Committee are based on "income from operations" (weighted at 75%) and "cash flow from operations" (weighted at 25%). Cash awards paid to the Named Executive Officers under the Corporate Incentive Plan for the 2004 performance period are reflected in the Summary Compensation Table above.

Effective beginning with calendar year 2004, Owens Corning maintains a Key Employee Retention Incentive Plan ("KERP") to provide an incentive to designated key employees, including each of the Named Executive Officers, to remain in the employ of the Company through the date of the Company's emergence from Chapter 11. Under the KERP, each eligible employee is entitled to a cash payment equal to (1) a specified percentage of his or her annual base salary if such employee remains employed by the Company through the end of the applicable calendar year or (2) a prorated portion of such specified percentage in the event of the Company's emergence from Chapter 11 proceedings (or such employee's termination of employment due to death, disability, or termination other than for cause) prior to the end of the applicable calendar year. As of the current time, the Bankruptcy Court has approved the KERP for calendar years 2004 and 2005. Cash awards paid to the Named Executive Officers under the KERP for calendar year 2004 are reflected in the Summary Compensation Table above.

Owens Corning has entered into severance arrangements with each of the Named Executive Officers. These agreements generally provide for the payment of an amount equal to two times base salary plus annual incentive bonuses (based on an average of the three previous years' annual incentive payments or the average of the three previous years' annual incentive targets, whichever is greater) plus continuation of insurance benefits for a period of up to two years and, in the case of Messrs. Brown, Thaman, and Kiemle, a payment equal to the additional lump sum pension benefit that would have accrued had such individuals been three years older, with three additional years of service, at the time of employment termination and, in the case of Mr. Dana, a payment equal to the greater of (1) the additional lump sum pension benefit so calculated and (2) Mr. Dana's supplemental pension arrangement described above. Effective February 16, 2005, the base salaries of the Named Executive Officers are: Mr. Brown, $750,000; Mr. Thaman, $650,000; Mr. Kiemle, $325,000; Mr. Dana, $350,000; and Mr. High, $325,000.

Directors' Compensation
-----------------------

Retainer and Meeting Fees - Owens Corning compensates each director who is not an Owens Corning employee pursuant to a standard annual retainer/meeting fee arrangement. Effective July 1, 2004, such arrangement provides each non-employee director an annual retainer of $100,000, a fee of $1,500 for attendance at each meeting of a Board Committee of which such director is a member, no fees for attendance at meetings of the Board of Directors, and a fee of $1,500 for each day's attendance at other functions in which directors are requested to participate. In addition, Chairmen of Board Committees receive an additional annual retainer of $7,500. Prior to July 1, 2004, Owens Corning paid each director who was not an Owens Corning employee an annual retainer of $35,000 and a fee of $1,200 for (a) attendance at one or more meetings of the Board of Directors on the same day, (b) attendance at one or more meetings of each Committee of the Board of Directors on the same day, and
(c) each day's attendance at other functions in which directors were requested to participate. In addition, Committee Chairmen received an additional retainer of $4,000 each year.

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

Mr. Hilliard is a partner of Brown Brothers Harriman & Co. ("BBH"), a private banking firm. BBH acts as one of the investment managers for the Fibreboard Settlement Trust, which holds certain assets that are available to fund asbestos-related liabilities of Fibreboard Corporation, a subsidiary of Owens Corning. During 2004, BBH was paid fees of approximately $758,000 from the Trust for these services. In addition, BBH serves as the custodian and investment advisor of certain escrow accounts funded by the Company's excess insurance carriers (see Note 19, Item C, to the Consolidated Financial Statements). During 2004, BBH earned fees of approximately $86,000 for these services.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By  /s/ Roy D. Dean                                   Date  March 22, 2005
    -------------------------                               ------------------
    Roy D. Dean
    Vice President and Corporate
    Controller

                                 EXHIBIT INDEX

Exhibit
Number            Document Description
------            --------------------

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

                                                                  Exhibit (31)

                                 CERTIFICATION

I, David T. Brown, Chief Executive Officer of the registrant, certify that:

I have reviewed this annual report on Form 10-K of Owens Corning;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 22, 2005


/s/ David T. Brown
--------------------------
David T. Brown
Chief Executive Officer

                                                                  Exhibit (31)

                                 CERTIFICATION

I, Michael H. Thaman, Chief Financial Officer of the registrant, certify that:

I have reviewed this annual report on Form 10-K of Owens Corning;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 22, 2005


/s/ Michael H. Thaman
--------------------------
Michael H. Thaman
Chief Financial Officer

                                                                  Exhibit (32)


                          SECTION 1350 CERTIFICATION


In connection with the Annual Report of Owens Corning (the "Company") on Form 10-K for the fiscal year ended December 31, 2004, as amended (the "Report"), I, David T. Brown, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ David T. Brown
-----------------------
Chief Executive Officer

March 22, 2005

                                                                  Exhibit (32)

                          SECTION 1350 CERTIFICATION


In connection with the Annual Report of Owens Corning (the "Company") on Form 10-K for the fiscal year ended December 31, 2004, as amended (the "Report"), I, Michael H. Thaman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Michael H. Thaman
--------------------------
Chief Financial Officer

March 22, 2005