Form 10-Q
period 2005-03-31
OWENS CORNING
filed 2005-05-04
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

Yes ☐    No ☒

Shares of common stock, par value $0.10 per share, outstanding at March 31, 2005

55,341,765

(i)

(ii)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(unaudited)

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars, except per share data)
NET SALES	$1,402	$1,209
COST OF SALES	1,167	1,037

Gross margin	235	172

OPERATING EXPENSES
Marketing and administrative expenses	124	115
Science and technology expenses	13	11
Chapter 11 related reorganization items	36	10
Provision for asbestos litigation claims – Owens Corning	3,435	—
Provision for asbestos litigation claims – Fibreboard	907	—
Other	1	2

Total operating expenses	4,516	138

INCOME (LOSS) FROM OPERATIONS	(4,281)	34

Interest expense, net	1	1

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	(4,282)	33

Income tax (benefit) expense	(48)	27

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	(4,234)	6

Minority interest and equity in net earnings of affiliates	(3)	(1)

NET INCOME (LOSS)	$(4,237)	$5

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$(76.59)	$0.09

Diluted net income (loss) per share	$(76.59)	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.3

Diluted	55.3	59.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31, 2005	December 31, 2004
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$930	$1,125
Receivables, less allowances of $19 million in 2005 and $18 million in 2004	665	527
Inventories	513	445
Other current assets	25	31

Total current	2,133	2,128

OTHER
Restricted cash - asbestos and insurance related	188	188
Restricted cash, securities, and other - Fibreboard	1,411	1,418
Deferred income taxes	1,057	999
Pension-related assets	484	499
Goodwill	198	198
Investment in affiliates	82	82
Other noncurrent assets	132	117

Total other	3,552	3,501

PLANT AND EQUIPMENT, at cost
Land	80	80
Buildings and leasehold improvements	806	803
Machinery and equipment	3,284	3,293
Construction in progress	145	128

	4,315	4,304
Accumulated depreciation	(2,329)	(2,294)

Net plant and equipment	1,986	2,010

TOTAL ASSETS	$7,671	$7,639

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	March 31, 2005	December 31, 2004
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$841	$909
Short-term debt	11	11
Long-term debt - current portion	31	31

Total current	883	951

LONG-TERM DEBT	30	38

OTHER
Pension plan liability	732	731
Other employee benefits liability	404	401
Other	182	178

Total other	1,318	1,310

LIABILITIES SUBJECT TO COMPROMISE	13,511	9,171

COMPANY OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
MINORITY INTEREST	48	49

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,684)	(4,447)
Accumulated other comprehensive loss	(332)	(330)
Other	(1)	(1)

Total stockholders’ deficit	(8,319)	(4,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,671	$7,639

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$(4,237)	$5
Reconciliation of net cash flow from operations
Noncash items:
Provision for asbestos litigation claims	4,342	—
Provision for depreciation and amortization	59	53
Provision for impairment of fixed assets	3	—
Provision (credit) for deferred income taxes	(57)	6
Provision for pension and other employee benefits liability	29	28
Other	7	9
Increase in receivables	(144)	(108)
Increase in inventories	(71)	(44)
Decrease in accounts payable and accrued liabilities	(45)	(43)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	1	—
Pension fund contribution	(4)	(3)
Payments for other employee benefits liability	(6)	(4)
Decrease (increase) in restricted cash, securities, and other - Fibreboard	6	(12)
Other	(15)	(13)

Net cash flow from operations	(132)	(126)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(46)	(53)
Investment in affiliates and subsidiaries, net of cash acquired	(1)	(2)
Proceeds from the sale of assets or affiliate	—	6

Net cash flow from investing	(47)	(49)

NET CASH FLOW FROM FINANCING
Payments on long-term debt	(11)	(5)
Net (decrease) increase in short-term debt	(1)	1
Subject to compromise	—	(3)

Net cash flow from financing	(12)	(7)

Effect of exchange rate changes on cash	(4)	(2)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(195)	(184)
Cash and cash equivalents at beginning of period	1,125	1,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$930	$821

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”, which is in default) may file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

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

The holders of the debt under the Pre-Petition Credit Facility, and certain other members of the major non-asbestos creditor groups, have indicated that they continue to oppose the Plan.

Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court. Because the Plan is based on certain assumptions, negotiating positions and valuations that are subject to change, it is expected that the Plan will be further amended prior to confirmation. There can be no assurance that a Plan supported by Owens Corning and less than all of the major creditor groups will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

As described more fully below under the heading “The Plan of Reorganization”, the Plan, as it relates to Debtors other than Fibreboard, is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are generally limited to asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order could potentially result in significant modifications of the Plan and delays in the resolution of the Chapter 11 Cases.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability to be allowed as claims in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million.

Related Developments

PROPOSED ASBESTOS LEGISLATION

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Act”).

If enacted into law, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but the Plan currently contemplates that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

As it relates to Debtors other than Fibreboard, the Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each substantively consolidated entity (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other substantively consolidated entities. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. The holders of the debt under the Pre-Petition Credit Facility have asserted that substantive consolidation is not appropriate and continue to challenge that approach. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are generally limited to asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

As described above, on October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order could potentially result in significant modifications of the Plan and delays in the resolution of the Chapter 11 Cases.

As part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it.

The percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate amount of Owens Corning’s and Fibreboard’s current and future asbestos liability.

The Plan provides that the amount of the current and future asbestos personal injury claims to be allowed in the Chapter 11 Cases against Owens Corning and Fibreboard would be determined by the Bankruptcy Court. A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million.

Any disagreements raised by creditors with the terms of the Plan are expected to be handled through negotiation or litigation as part of the confirmation process. Owens Corning is unable to predict the timing or outcome of such negotiation or litigation.

Under the Plan, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements) and specified other assets, will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liability of Owens Corning and Fibreboard and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the existing Fibreboard Settlement Trust and certain other assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning, Fibreboard, or any other Debtor, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its direct and indirect subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s Pre-Petition Credit Facility or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc. (“Exterior”), an indirect wholly-owned subsidiary of Owens Corning, pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative arrangement is reached to release such entities from their guaranty obligations, it is possible that IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, may file for relief under Chapter 11 of the Bankruptcy Code, and join in the proposal of the Plan.

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

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of March 31, 2005, approximately 6,400 of the Objectionable Claims, totaling approximately $5.3 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of March 31, 2005, approximately 1,000 of these claims, totaling approximately $0.4 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•

Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related pending settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Statements; environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $121 million, of which approximately $50 million are protective claims covering contracts which have not been rejected by the Debtors as of March 31, 2005.

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

As noted above, under the Plan, all asbestos-related personal injury and wrongful death claims will be channeled to the Section 524(g) trust, subject to approval by the Bankruptcy Court. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

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

By motions filed on or about October 16, 2002, and December 17, 2003, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to a ruling of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until August 25, 2005. The Pre-Petition Credit Facility Action has been continued indefinitely by the Court.

Certain Post-Petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through March 31, 2005, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $697 million, of which $39 million relates to the first quarter of 2005 and $34 million relates to the first quarter of 2004. Of the total calculated amount, approximately $236 million relates to the Pre-Petition Credit Facility, which is the subject of pre-petition guarantees issued by certain of Owens Corning’s Debtor and non-Debtor subsidiaries. There may be circumstances, such as the occurrence of favorable asbestos legislation such as the FAIR Act or a determination that certain debt is secured or otherwise entitled to a preference over other creditors, when post-petition interest would be determined to be payable by the Company on all or some of its pre-petition debt. Actual post-petition interest determined under the terms of pre-petition debt may vary from the calculated amounts shown above, perhaps significantly. For example, various holders of the debt under the Pre-Petition Credit Facility have stated that the amount of post-petition interest calculated under such debt would be more than double the amount shown above, or more. Accrual of any such post-petition interest would result in a charge against income in the period of such accrual. Any such revision could be material to the Company’s consolidated financial position and results of operations in any such period.

At March 31, 2005, the Company had $930 million of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at March 31, 2005; however, approximately $147 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars)
NET SALES	$1,196	$1,046
COST OF SALES	1,031	924

Gross margin	165	122

OPERATING EXPENSES
Marketing and administrative expenses	107	100
Science and technology expenses	11	10
Chapter 11 related reorganization items	36	10
Owens Corning provision for asbestos litigation claims	3,435	—
Fibreboard provision for asbestos litigation claims	907	—
Other	(18)	(13)

Total operating expenses	4,478	107

INCOME (LOSS) FROM OPERATIONS	(4,313)	15

Interest expense	1	—

Interest income from non-Debtors	14	14

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(4,300)	29

Income tax expense (benefit)	(53)	26

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF AFFILIATES	(4,247)	3

Equity in net income of affiliates	1	—

NET INCOME (LOSS)	$(4,246)	$3

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

	March 31, 2005	December 31, 2004
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$604	$725
Receivables (net of allowance for doubtful accounts)	519	408
Receivables – non-Debtors	1,096	1,085
Inventories	348	295
Other current assets	28	34

Total current	2,595	2,547

OTHER
Restricted cash – asbestos and insurance related	187	188
Restricted cash, securities, and other – Fibreboard	1,411	1,418
Deferred income taxes	939	887
Pension-related assets	398	415
Goodwill	55	55
Investment in affiliates	32	30
Investment in non-Debtor subsidiaries	762	762
Other noncurrent assets	83	68

Total other	3,867	3,823

PLANT AND EQUIPMENT, at cost
Land	39	39
Buildings and leasehold improvements	597	597
Machinery and equipment	2,278	2,270
Construction in progress	105	93

	3,019	2,999
Accumulated depreciation	(1,663)	(1,632)

Net plant and equipment	1,356	1,367

TOTAL ASSETS	$7,818	$7,737

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	March 31, 2005	December 31, 2004
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable and accrued liabilities	$618	$649
Accounts payable and accrued liabilities – non-Debtors	25	25
Long-term debt – current portion	1	1

Total current	644	675

LONG-TERM DEBT	10	7

OTHER
Pension plan liability	618	617
Other employee benefits liability	387	384
Other	164	159

Total other	1,169	1,160

LIABILITIES SUBJECT TO COMPROMISE	14,170	9,831

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,517)	(4,271)
Accumulated other comprehensive loss	(350)	(358)
Other	(6)	(5)

Total stockholders’ deficit	(8,175)	(3,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,818	$7,737

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$(4,246)	$3
Reconciliation of net cash flow from operations
Noncash items:
Provision for asbestos litigation claims	4,342	—
Provision for depreciation and amortization	42	37
Provision for impairment of fixed assets	3	—
Provision (credit) for deferred income taxes	(51)	9
Provision for pension and other employee benefits liabilities	27	25
Other	10	7
Increase in receivables and receivables – non-Debtors	(121)	(112)
Increase in inventories	(54)	(31)
Decrease in accounts payable and accrued liabilities and accounts payable and accrued liabilities – non-Debtors	(31)	(33)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	1	—
Payments for other employee benefits liabilities	(6)	(4)
Decrease (increase) in restricted cash, securities, and other – Fibreboard	6	(12)
Other	(8)	11

Net cash flow from operations	(86)	(100)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(34)	(43)
Proceeds from the sale of assets or affiliate	—	—
Investment in subsidiaries and affiliates	(1)	(1)

Net cash flow from investing	(35)	(44)

NET CASH FLOW FROM FINANCING
Subject to Compromise	—	(3)

Net cash flow from financing	—	(3)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(121)	(147)

Cash and cash equivalents at beginning of period	725	645

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$604	$498

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	March 31, 2005	December 31, 2004
	(In millions of dollars)
Accounts payable	$209	$209
Accrued interest payable	40	40
Debt	2,956	2,958
Income taxes payable	90	90
Reserve for asbestos litigation claims – Owens Corning	7,000	3,565
Reserve for asbestos-related claims – Fibreboard	3,216	2,309

Total consolidated	13,511	9,171
Payables to non-Debtors	659	660

Total Debtor	$14,170	$9,831

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars)
Professional fees	$27	$17
Payroll and compensation	5	4
Investment (income) loss	4	(12)
Other, net	—	1

Total	$36	$10

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. SEGMENT DATA

The Company has reviewed its segments in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) and concluded that the aggregation of its operating segments into two reportable segments remained appropriate. The Company has reported financial and descriptive information about each of the Company’s two reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars)
NET SALES

Reportable Segments

Building Materials Systems
United States	$1,016	$888
Europe	1	3
Canada and other	75	54

Total Building Materials Systems	1,092	945

Composite Solutions
United States	148	129
Europe	106	85
Canada and other	56	50

Total Composite Solutions	310	264

Total reportable segments	$1,402	$1,209

External Customer Sales by Geographic Region

United States	$1,164	$1,017
Europe	107	88
Canada and other	131	104

NET SALES	$1,402	$1,209

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. SEGMENT DATA (continued)

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars)
INCOME BEFORE INCOME TAX EXPENSE

Reportable Segments

Building Materials Systems
United States	$83	$46
Europe	—	—
Canada and other	16	5

Total Building Materials Systems	99	51

Composite Solutions
United States	19	8
Europe	—	(8)
Canada and other	5	6

Total Composite Solutions	24	6

Total reportable segments	$123	$57

Geographic Regions

United States	$102	$54
Europe	—	(8)
Canada and other	21	11

Total reportable segments	$123	$57

Reconciliation to Consolidated Income Before Income Tax Expense

Other charges	$—	$5
Chapter 11 related reorganization items	(36)	(10)
Provision for asbestos litigation claims	(4,342)	—
General corporate expense	(26)	(18)
Interest expense, net	(1)	(1)

CONSOLIDATED INCOME BEFORE INCOME TAX EXPENSE	$(4,282)	$33

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. GENERAL

The consolidated financial statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. Certain reclassifications have been made to the period presented for 2004 to conform to the classifications used in the period presented for 2005.

In connection with the consolidated financial statements and notes included in this Report, reference is made to the consolidated financial statements and notes thereto contained in the Company’s 2004 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

4. INVENTORIES

Inventories are summarized as follows:

	March 31, 2005	December 31, 2004
	(In millions of dollars)
Finished goods	$467	$425
Materials and supplies	167	139

FIFO inventory	634	564
Excess of FIFO over LIFO	(121)	(119)

Total inventories	$513	$445

Approximately $160 million and $155 million of total inventories were valued using the LIFO method at March 31, 2005 and December 31, 2004, respectively.

5. GOODWILL AND OTHER INTANGIBLES

The Company complies with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company conducts its annual review for impairment in the second quarter. The 2004 review resulted in no change to recorded goodwill.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. GOODWILL AND OTHER INTANGIBLES (continued)

The only changes in goodwill during the quarter ended March 31, 2005 were the result of final purchase accounting adjustments related to our acquisition of OC Mexico in 2004, including allocating the goodwill recorded on this purchase between business segments, and the effects of currency adjustments. The $198 million balance of goodwill at March 31, 2005 was comprised of $35 million for the Composite Solutions segment and $163 million for the Building Materials Systems segment.

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the first quarter of both 2005 and 2004. The Company estimates that amortization of intangibles will be approximately $2 to $3 million annually for each of the next five years. The components of other intangible assets are as follows:

	March 31, 2005
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization
	(In millions of dollars)
Contract-based	7	$8	$3
Technology-based	13	16	11
Marketing-related	8	14	12

		$38	$26

6. ACQUISITIONS

On April 2, 2004, the Company purchased the remaining 60% ownership interest in our Mexican affiliate, Vitro-Fibras, S.A. (“OC Mexico”) for approximately $73 million. The Company accounted for this transaction under the purchase method of accounting. During the first quarter of 2004, this affiliate was accounted for under the equity method. The Company began consolidating this subsidiary in April 2004. The proforma effect of this acquisition on revenues and earnings was not material.

7. WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the quarter ended March 31, 2005 is as follows:

(In millions of dollars)
Balance at December 31, 2004	$48
Amounts accrued for current year	4
Adjustment of preexisting accrual estimates	7
Settlements of warranty claims	(5)

Balance at March 31, 2005	$54

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary. Contributions to the U.S. pension plan are based on amounts needed to meet or exceed minimum funding requirements. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

The following table provides information regarding pension expense recognized during the quarter:

	Quarter Ended March 31,
		2005			2004
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost

Service cost	$5	$1	$6	$6	$—	$6
Interest cost	14	5	19	14	5	19
Expected return on plan assets	(15)	(5)	(20)	(14)	(4)	(18)
Amortization of actuarial loss	11	2	13	10	2	12

Net periodic pension cost	$15	$3	$18	$16	$3	$19

Owens Corning expects to contribute $100 to $150 million in cash to the pension plans during 2005. The contributions are subject to recently enacted legislative changes and approval of the Bankruptcy Court.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

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

The following table provides the components of net periodic benefits cost for aggregated U.S. and Non-U.S. Plans for the quarter:

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars)
Components of Net Periodic Benefits Cost

Service cost	$2	$1
Interest cost	6	7
Amortization of loss	1	2
Amortization of prior service cost	(1)	(1)

Net periodic benefits cost	$8	$9

9. CONTINGENT LIABILITIES AND OTHER MATTERS

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

As more fully discussed in Note 1 to the Consolidated Financial Statements and under the heading “Reserve” below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed. In this respect, a six-day claims estimation hearing to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that it should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. The amount estimated by the Court exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. As described more fully under the heading “Reserve” below, as a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million.

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

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of claims thereunder will ultimately be treated under the terms of any plan or plans of reorganization. However, the claims covered by the NSP Agreements were taken into account by the District Court in setting the amount of Owens Corning’s current and future asbestos liability at $7 billion. Owens Corning therefore expects that the amount of such NSP Claims will not be in addition to the $7 billion amount established by the District Court, but rather included within that amount.

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At March 31, 2005, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

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

Reserve

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of approximately $1.1 billion in 1996, $1.4 billion in 1998, $1.0 billion in 2000 and $1.4 billion in 2002. For the reasons stated below, as a result of the Memorandum and Order of the District Court issued on March 31, 2005, estimating the total asbestos-related liability of Owens Corning at $7 billion, Owens Corning increased its reserve for potential asbestos-related liabilities by $3.435 billion for the first quarter of 2005, so that its recorded reserve for Owens Corning’s asbestos-related liabilities equaled the District Court’s estimate. Consequently, as of March 31, 2005, a reserve of $7 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”.

As Owens Corning has discussed in previous public filings, and as the District Court emphasized in its March 31, 2005 Memorandum and Order, any estimate of its liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. Prior to the Petition Date, such variables included, among others, the cost of resolving pending non-NSP claims; the disease mix and severity of disease of pending NSP claims; the number, severity of disease, and jurisdiction of claims filed in the future (especially the number of mesothelioma claims); how many future claimants were covered by an NSP Agreement; the extent, if any, to which individual claimants exercised a right to opt out of an NSP Agreement and/or engage counsel not participating in the NSP; the extent, if any, to which counsel not bound by an NSP Agreement undertook the representation of asbestos personal injury plaintiffs against Owens Corning; the extent, if any, to which Owens Corning exercised its right to terminate one or more of the NSP Agreements due to excessive opt-outs or for other reasons; and Owens Corning’s success in controlling the costs of resolving future non-NSP claims.

The Chapter 11 Cases significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against Owens Corning. As described more fully below in Items A and B, however, the District Court’s order on

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

March 31, 2005, estimating Owens Corning’s personal injury asbestos-related liability has served to narrow the range of possible values of asbestos-related liabilities for both Owens Corning and Fibreboard.

In connection with the process of negotiating a plan or plans of reorganization, or other resolution of the Chapter 11 Cases by the Bankruptcy Court, a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, have developed analyses of liability for both pre-petition and future asbestos claims. Owens Corning and Fibreboard also developed their own analyses in connection with the Chapter 11 Cases. Such analyses by the Debtors and other interested constituencies are required in connection with the establishment, as part of the plan of reorganization, of a Section 524(g) trust for the benefit of asbestos claimants. In this regard, in October 2002, Owens Corning and Fibreboard completed analyses of liability for pre-petition and future asbestos claims, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicated net present values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately $5.874 billion, if NSP settlement values are assumed, and $8.547 billion, if 5-year historical settlement values for Owens Corning and Fibreboard, respectively, were used. Based upon these analyses and the information then available from Owens Corning’s discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning decided, in connection with its financial statements for the third quarter of 2002, to increase its and Fibreboard’s aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning’s and Fibreboard’s analyses. In addition, since the reserve for Fibreboard asbestos-related liabilities exceeded the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

As part of the District Court’s order scheduling the estimation hearing for January 13, 2005, the District Court ordered that all parties intending to present expert testimony at such hearing file any expert reports by October 15, 2004. In response, in addition to the analyses of liability prepared on behalf of Owens Corning and Fibreboard (described above), asbestos liability estimates were filed with the District Court on behalf of various interested parties, including the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the holders of the debt under the Pre-Petition Credit Facility. The net present values of the aggregate asbestos liabilities estimated in such filings ranged from approximately $2.2 billion to approximately $11.1 billion for Owens Corning, and up to approximately $7.5 billion for Fibreboard.

Owens Corning notes that the amounts estimated in the above analyses of asbestos liabilities varied substantially from one another, and certain of them varied substantially from the amounts then recorded in Owens Corning’s and Fibreboard’s respective asbestos reserves. Owens Corning further notes that such analyses generally do not involve the same type of estimation process required in connection with the preparation of financial statements under generally accepted accounting principles. In general, such accounting principles require accruals with respect to contingent liabilities (including asbestos liabilities) only to the extent that such liabilities are both probable and reasonably estimable. With respect to such liabilities that are probable as to which a reasonable estimate can be made only in terms of a range (with no point within the range determined to be more probable than any other point in such range), such accounting principles require only the accrual of the amount representing the low point in such range. In contrast, analyses prepared by interested constituencies in asbestos-related bankruptcy cases (including those developed by Owens Corning and Fibreboard) customarily cover potential liabilities over a 50-year

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

period (at the end of which it is anticipated that potential asbestos claimants would in any event have died as a result of other non-asbestos-related causes). Owens Corning believes, and the District Court emphasized in its March 31, 2005 Memorandum and Order, that any such analyses, and any assumptions utilized in the preparation of such analyses, are inherently speculative for a number of reasons, including the variables and uncertainties described in this Note. Moreover, because such analyses are prepared solely for use in the negotiation of a plan of reorganization or otherwise resolving the Chapter 11 Cases, they naturally reflect the respective interests of the different constituencies putting them forward. Certain constituencies, for example, may have an interest in presenting an analysis that estimates such liability at the highest level that can arguably be justified; others may have an interest in estimating such liability at the lowest possible level; while others may have an interest in estimating such liability at a point between the two extremes, in an effort to achieve consensus in the negotiation of the plan of reorganization or otherwise facilitate resolution of the Chapter 11 Cases. In addition, interested constituencies in Owens Corning’s bankruptcy proceedings may also take into account the implications of any such analyses prepared for use in Owens Corning’s bankruptcy proceedings on their position in one or more of the other asbestos-related bankruptcy cases pending in the District of Delaware or elsewhere.

On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. In its March 31, 2005 Memorandum and Order, the District Court observed that the range of projected liabilities that were reflected in the various expert reports submitted to it resulted from the attempt to make predictions based upon other predictions and assumptions, and that relatively minor variations in underlying assumptions can skew the end result enormously. The District Court further noted that it was estimating not how much each potential claimant would actually be entitled to receive but rather the total amount that the claimants, as a group, could legitimately have claimed as compensation (or, in the case of future claimants, what their claims would have been worth in the tort system) as of the petition date.

Despite the District Court’s estimation order, Owens Corning notes that there continues to be uncertainty about the ultimate size of Owens Corning’s asbestos-related liabilities, including due to the possibility of consensual agreement of the parties or asbestos reform legislation. However, Owens Corning believes that the District Court’s estimation serves to establish an amount within the range of possible values of Owens Corning’s asbestos liability that is more probable than other possible values in the context of Chapter 11 cases. Accordingly, as a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million (see Item B below).

As described above, since Owens Corning believes that the District Court’s estimation serves to establish an amount within the range of possible values of Owens Corning’s asbestos liability for personal injury or death that is more probable than the other possibilities, Owens Corning’s reserve for asbestos-related liabilities has been set equal to such estimate. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 proceedings may be either higher or lower than the Company’s reserve. Owens Corning notes that it expects an ongoing high level of negotiations and information exchanges with the various creditor

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

constituencies and other parties for the duration of the Chapter 11 proceedings. Owens Corning will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate in light of such information and future developments in the Chapter 11 Cases. Any such revision could be material to the Company’s consolidated financial position and results of operations in any given period.

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Act”).

If enacted into law, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

As of March 31, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.284 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At March 31, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 10 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos. The amount estimated by the Court exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005, so that it equaled the high end of the range of estimates of Fibreboard’s liability for asbestos claims that had been provided by Owens Corning’s valuation experts for use in the estimation hearing. Consequently, as of March 31, 2005, a reserve of approximately $3.216 billion in respect of Fibreboard’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. In addition, as noted above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors (including Fibreboard). The Plan provides that the amount of the current and future asbestos personal injury claims to be allowed in the Chapter 11 Cases against Owens Corning and Fibreboard would be determined by the Bankruptcy Court. It is therefore anticipated that the estimated aggregate value of Fibreboard’s current and future asbestos personal injury claims will ultimately be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative of the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed. In light of the above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization ultimately confirmed.

Owens Corning believes that Fibreboard’s reserve for asbestos claims represents at least a minimum in a range of possible outcomes of the plan negotiation process as to the amount of Fibreboard’s total liability for asbestos-related claims against it as determined through the Chapter 11 process. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 proceedings may be either higher or lower than Fibreboard’s reserve. Owens Corning notes that it expects an ongoing high level of negotiations and

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

information exchanges with the various creditor constituencies and other parties for the duration of the Chapter 11 proceedings. Owens Corning will continue to review Fibreboard’s asbestos reserve on a periodic basis and make such adjustments as may be appropriate in light of such information and future developments in the Chapter 11 Cases. Any such revision could be material to the Company’s consolidated financial position and results of operations in any given period.

As noted in Item A above, Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Act”).

If enacted into law, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

Insurance

As of March 31, 2005, Owens Corning’s consolidated financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

As indicated above, in late 2004 Owens Corning entered into settlement agreements with two of its excess insurance carriers, resolving disputes concerning coverage from such insurers for non-products asbestos-related personal injury claims. As a result, the two carriers funded approximately $21 million into escrow accounts to be released in conjunction with implementation of an approved plan of reorganization. In 2001, Owens Corning entered into a settlement agreement with another of its excess insurance carriers, whereby the carrier funded $55 million into a similar escrow account. The escrowed funds described above, plus earnings, are reflected on Owens Corning’s consolidated balance sheet as restricted assets, under the category “Restricted cash - asbestos and insurance related”.

During the first quarter of 2005, Owens Corning received payments of approximately $1 million in respect of a previous settlement with a bankrupt insurance carrier concerning coverage for asbestos-related personal injury claims.

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. On March 9, 2004, the Court granted class certification as to those claims relating to written representations but denied certification as to claims relating to alleged oral representations. A status conference on this matter is set for May 17, 2005. Owens Corning believes that the claim is without merit.

On or about January 27, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Robert Greenburg, et al. v. Glen Hiner, et al. in the United States District Court for the Northern District of Ohio, Western Division. Subsequent to January 27, 2003, three substantially similar actions, with named plaintiffs Nicholas Radosevich, Howard E. Leppla, and William Benanchietti, respectively, were filed against the same defendants in the same court. On July 30, 2003, the court consolidated the four cases under the caption Robert Greenburg, et al. v. Glen Hiner, et al., and appointed lead plaintiffs JKF Investment Co., Icarus Trading, Inc. and HGK Asset Management. An amended complaint was filed by the plaintiffs on or about September 8, 2003. Owens Corning was not named in the lawsuit. The suit purported to be a class action for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of a class comprised of persons who purchased stock of Owens Corning during the period from September 20, 1999, through October 4, 2000. The complaint sought an unspecified amount of damages and/or, where appropriate, rescission. On March 3, 2005, the court granted the defendants’ motion to dismiss the action, on the grounds that the plaintiffs’ claims are time-barred under the applicable statute of limitations. The plaintiffs have filed a notice of appeal of the dismissal. Owens Corning believes that the claim is without merit.

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

TAX CLAIM

Owens Corning’s federal income tax returns typically are audited by the Internal Revenue Service (“IRS”) in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

to the Filing, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS has asserted claims for approximately $390 million in income taxes plus interest of approximately $175 million. As the result of settlement negotiations, in the fourth quarter of 2004 the Company and the IRS reached an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $99 million. The settlement was approved by the Bankruptcy Court by order dated November 15, 2004 but remains subject to approval by the Congressional Joint Committee on Taxation.

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

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class. A hearing on the pre-petition class certification has been continued indefinitely by the USBC. In addition, Owens Corning has been named a defendant in a purported class action, originally filed in the Superior Court for the County of San Joaquin, California, on behalf of post-petition claimants with respect to such product. Subsequently, Owens Corning removed the California proceeding to the United States Bankruptcy Court for the Eastern District of California (“CBC”), and the CBC, upon Owens Corning’s motion, ordered that the proceeding be transferred to the USBC. Based upon its historic experience with servicing its warranty program for such specialty roofing product, Owens Corning does not believe that either of the two proceedings is meritorious.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

By motions filed on or about October 16, 2002, and December 17, 2003, the Debtors sought an order of the Bankruptcy Court staying all of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to a ruling of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until August 25, 2005. The Pre-Petition Credit Facility Action has been continued indefinitely by the Court.

OTHER BANKRUPTCY RELATED MATTERS

See Note 1 to the Consolidated Financial Statements for a discussion of other bankruptcy related matters, including the impact of certain inter-company and intra-company arrangements, transactions and relationships.

10. FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 9 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of March 31, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At March 31, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 9, Item B, to the Consolidated Financial Statements). As of March 31, 2005, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. At March 31, 2005, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $3.216 billion.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST (continued)

For accounting purposes, the Trust Assets are classified as “trading securities” and are recorded at fair market value in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Earnings, realized gains/losses and unrealized increase/decrease in fair market value of Trust Assets are reflected as an increase/decrease in the carrying amount of such assets on the Consolidated Balance Sheet as well as a decrease/increase in Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). Cost for purposes of computing realized gains/losses is determined using the specific identification method. The residual obligation to charity is included with Fibreboard’s reserve for asbestos litigation claims as the asbestos-related liabilities exceeded the Trust Assets.

Results for the Periods Ended March 31, 2005 and 2004

During the first quarters of both 2005 and 2004, Trust Assets generated interest/dividend earnings of approximately $15 million. These amounts were recorded as Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

At March 31, 2005 and 2004, the fair market value adjustment for those securities designated as trading securities resulted in unrealized losses of approximately $19 million and $3 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet and as Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarter ended March 31, 2005 or 2004. No payments were made for taxes during the quarter ended March 31, 2005 or 2004. The sale of securities resulted in realized losses of approximately $3 million and $1 million during the first quarters of 2005 and 2004, respectively. Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

During the first quarter of 2005, the Company increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million, to an aggregate $3.216 billion.

At March 31, 2005, the fair value of Trust Assets and Administrative Deposits was $1.411 billion, which was comprised of Trust Assets of $1.284 billion of marketable securities and Administrative Deposits of $127 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the three months ended March 31, 2005:

	Balance 12/31/04	Interest and Dividends	Unrealized Loss	Realized Loss	Provision	Balance 3/31/05
	(In millions of dollars)
Assets
Trust Assets:
Marketable securities - trading	$1,291	$15	$(19)	$(3)	$—	$1,284
Administrative Deposits	127	—	—	—	—	127

Total assets	$1,418	$15	$(19)	$(3)	$—	$1,411

Liabilities
Accounts payable	$19	$—	$—	$—	$—	$19
Asbestos litigation claims	2,309	—	—	—	907	3,216

Total Trust liabilities	2,328	—	—	—	907	3,235
Liabilities in excess of assets	(910)	15	(19)	(3)	(907)	(1,824)

Total Trust liabilities net of liabilities in excess of assets	$1,418	$15	$(19)	$(3)	$—	$1,411

11. STOCK COMPENSATION

Owens Corning utilized the intrinsic value method of accounting for expense recognition related to its stock based compensation plans by applying Accounting Principles Board Opinion No. 25 (“Opinion 25”). Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, there would have been no impact to reported net income (loss) for the first quarters of 2005 and 2004.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to apply the intrinsic value method of accounting for stock based compensation permitted under Opinion 25. The Company does not expect to issue additional stock-based compensation while it remains in Chapter 11 proceedings, and, as of March 31, 2005, none of the Company’s previously issued stock-based awards were impacted by this standard. As such, adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended March 31,
	2005	2004
Net income (loss), in millions	$(4,237)	$5

Weighted-average number of shares outstanding used for basic earnings per share (thousands)	55,319	55,291
Non-vested restricted shares (thousands)	—	52
Deferred awards (thousands)	—	24
Shares from assumed conversion of preferred securities (thousands)	—	4,566

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share (thousands)	55,319	59,933

The number of shares used in the calculation of diluted earnings per share for the quarter ended March 31, 2005 did not include 15 thousand common equivalent shares of non-vested restricted shares, 24 thousand common equivalent shares of deferred awards, and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

13. COMPREHENSIVE INCOME/LOSS

For the quarters ended March 31, 2005 and 2004, the Company had other comprehensive loss of $2 million and other comprehensive income of $1 million, respectively, resulting in comprehensive loss of $4.239 billion and comprehensive income of $7 million, for the respective periods. The Company’s other comprehensive income (loss) includes: (1) currency translation adjustments; (2) minimum pension liability adjustments; and (3) deferred gains and losses on certain hedging transactions to record at fair value.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14. INCOME TAXES

In the first quarter of 2005, the Company increased its asbestos-related reserves through charges to income of $3.435 billion for Owens Corning asbestos-related liabilities and $907 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $4.342 billion. Management evaluated the realization of the $1.720 billion deferred tax assets resulting from the aggregate $4.342 billion charge in light of the Company’s financial position and the Chapter 11 proceedings. As a result of such assessment, management increased its valuation allowance related to charges for asbestos-related liabilities by $1.645 billion, resulting in a $75 million net tax benefit in the first quarter of 2005.

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

15. ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In April 2005, the SEC amended the compliance date for this standard so that it becomes effective for the Company’s interim report for the first quarter of 2006. The standard eliminates the alternative to apply the intrinsic value method of accounting for stock based compensation permitted under Opinion 25. The Company does not expect to issue additional stock-based compensation while it remains in Chapter 11 proceedings, and, as of March 31, 2005, none of the Company’s previously issued stock-based awards were impacted by this standard. As such, adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

In March 2005, the Financial Accounting Standards Board issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This statement clarifies the meaning of the term “conditional asset retirement” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligation can be estimated. This statement becomes effective for the Company in the fourth quarter of 2005. The Company is currently evaluating the effect of adoption of this statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report.)

OVERVIEW

Chapter 11 Overview

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

For the past few years, uncertainty surrounding two primary issues has negatively impacted progress in our case. Those issues were (1) substantive consolidation of Owens Corning and the other Debtor entities for purposes of the Chapter 11 proceedings and (2) estimation of the total amount of the Company’s asbestos liabilities. In the first Quarter of 2005, there were significant developments regarding those issues.

With respect to substantive consolidation, Judge Fullam, the Federal District Court Judge overseeing our case, previously issued an Order in 2004 granting the Company’s motion requesting substantive consolidation. Applying substantive consolidation in our case would result in all of the assets of our estate, whether held at the parent company or subsidiary level, being consolidated for purposes of our Plan. All creditors having claims against Owens Corning or any of its Debtor subsidiaries would then seek recovery from the consolidated estate. The holders of the Company’s bank debt believe that the estate should not be substantively consolidated.

Those bank creditors argue that certain pre-petition loan guarantees provided to the banks by subsidiaries of Owens Corning should entitle them to a preferred recovery over all other unsecured creditors. They have therefore appealed Judge Fullam’s Order, and we are awaiting a ruling on that appeal from the Third Circuit Court of Appeals. Because our proposed Plan of Reorganization is based upon substantive consolidation, a reversal of Judge Fullam’s Order would result in significant revisions to the terms of that Plan of Reorganization and could delay progress in our case.

The other primary issue in our Chapter 11 proceeding is the determination of the value of the Company’s current and future asbestos liability. Judge Fullam conducted a six-day asbestos estimation hearing in mid-January of 2005, and on March 31, 2005, Judge Fullam issued an Order setting Owens Corning’s asbestos liability at $7 billion. We are hopeful that the estimation of Owens Corning’s asbestos liability will serve as a catalyst for productive settlement discussions among our creditors.

Judge Fullam did not issue a decision as to the asbestos liability of Fibreboard. At this time, it is not clear when or if Judge Fullam will estimate Fibreboard’s asbestos liability. Furthermore, based on the reasoning of his decision regarding Owens Corning’s liability, it may not be necessary for him to assign a specific number to Fibreboard’s liability to enable Owens Corning to emerge from Chapter 11 under either a Consensual or non-Consensual Plan.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

An external factor that also weighed heavily upon the negotiations among our various creditor groups was the proposed Federal asbestos reform legislation that was pending in the Senate for much of 2003 and 2004 (the “FAIR Act”). The Company’s non-asbestos creditors have believed that the FAIR Act would reduce the amount of asbestos liability owed by the Company, and would therefore increase the recoveries of non-asbestos creditors.

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored the FAIR Act introduced in the United States Senate as S-852 on April 19, 2005.

Under terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure. However, the legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization.

As a result of the uncertainty surrounding the FAIR Act, the Company’s current strategy is to continue to move forward in our Chapter 11 notwithstanding the bill’s introduction. The Company will continue to monitor the legislative progress of the FAIR Act, and we will evaluate any significant developments and their potential impact on our Chapter 11 case.

Our going forward strategy continues to be two-fold: (1) look for a compromise that will result in a Consensual Plan supported by all of our creditors and (2) in the absence of a Consensual Plan, proceed as quickly as possible to confirm our Plan of Reorganization even if it does not have the support of all creditor groups and emerge from Chapter 11.

The Asbestos Claimants Committee and the Asbestos Futures Representative continue to be co-plan proponents with Owens Corning with respect to our Plan of Reorganization. While there are other non-asbestos creditors who also support our Plan, there continues to be those who have objections to it, including the holders of our bank debt. While we can emerge from Chapter 11 and discharge our current and future asbestos liability without the support of non-asbestos creditors, we continue to believe that a Consensual Plan will allow us to emerge more quickly. At this time, however, we cannot predict when the Company will be able to confirm a Plan of Reorganization and successfully emerge.

Throughout the first quarter of 2005, we continued to profitably grow our business while operating in Chapter 11. For the foreseeable future, we do not believe that continuing to operate in Chapter 11 will inhibit our ability to successfully run and grow our business.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operations Overview

During the first quarter of 2005, many of our markets remained strong, providing a continued environment of high demand for our products. The table below provides a summary of our sales and income (loss) from operations for the first quarters of 2005 and 2004:

	Quarter ended March 31,
	2005	2004
	(In millions of dollars)
Sales	$1,402	$1,209

Percent change from prior year	16.0%	6.7%

Income (Loss) from operations	$(4,281)	$34

Income (Loss) from operations as percent of sales	(305.3)%	2.8%

Strong demand in our markets combined with an improved pricing environment in our Building Materials Systems segment contributed to 16% growth in sales over 2004. The 2005 operating loss was the result of an additional $4.342 billion provision for asbestos liability, which the Company recognized as a result of the District Court issuing an opinion estimating Owens Corning’s contingent personal injury asbestos liability in the first quarter of 2005.

Because of the nature of certain costs and expenses related to our Chapter 11 proceedings, asbestos liability, and restructuring activities, as we move towards emergence from bankruptcy, management does not find reported income from operations to be the most useful financial measure of the Company’s year-to-year operational performance. These costs and expenses are related primarily to the Chapter 11 process, liabilities that are not the result of current operations of the Company and activities necessitated by our anticipated plan of reorganization, respectively. Management does not expect these costs and expenses to continue on an ongoing basis after the Company emerges from bankruptcy.

Management measures operating performance excluding Chapter 11 related reorganization items, provisions for asbestos litigation claims and restructuring and other charges (credits) for various purposes, including with respect to analysis of performance and related employee compensation measures and for reporting results to the Board of Directors of the Company. Although management believes that these adjustments to income from operations provide a more meaningful representation of the Company’s performance, our operating performance excluding these items should not be considered in isolation or as a substitute for income from operations prepared in accordance with GAAP.

The table below provides detail of the items management excludes when evaluating year-to-year operating performance.

	Quarter ended March 31,
	2005	2004
	(In millions of dollars)
Chapter 11 related reorganization items	$36	$10
Provision for asbestos litigation claims	4,342	—
Restructuring and other charges (credits)	—	(5)

Total of items	$4,378	$5

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Excluding these items, operating performance improved approximately 149% in 2005 compared to 2004, reflecting an improved pricing environment in the Building Materials Systems segment and higher volumes favorably impacting operating efficiencies.

Major factors affecting the performance of our Building Materials Systems segment during 2005 include the following:

•	A continued attractive interest rate environment for mortgages and refinancing in 2005 resulted in continued strength in the United States housing markets, positively impacting demand for products in the Building Materials Systems segment and our ability to achieve price increases.

•	The high demand for Building Materials Systems segment products has enabled us to improve our operating efficiency as several of our product lines continue to operate at very high utilization rates.

•	Continued increases in costs for energy-related commodities (including natural gas, asphalt, and resin) and services (including delivery costs) impacted all of our product lines within this segment to some extent. While not the case for each product line, in total we were able to achieve price increases to offset the impact of these higher costs.

•	The April 2004 acquisition of the remaining 60% ownership interest in Vitro Fibras (“OC Mexico”) and expansion of our operations in Asia Pacific positively contributed to the segment’s financial performance versus the same period in 2004.

Major factors affecting the performance of our Composite Solutions segment during 2005 include the following:

•	Global demand for glass fibers continued to strengthen, stabilizing what had been a falling price environment.

•	The increased demand for glass fibers enabled this segment to improve its operating efficiency, contributing to the improvement in its financial performance.

•	Continued increases in costs for energy-related commodities and services adversely impacted this segment; however, the improvements in operating efficiencies and the pricing environment offset the impact of these higher costs.

•	Approximately $6 million of the improvement in 2005’s income from operations, compared to 2004, is the result of business interruption costs expensed in the first quarter of 2004 related to a 2003 flood at the L’Ardoise, France manufacturing plant. These costs (and similar costs expensed in the second and third quarters) were recovered from insurance proceeds in the fourth quarter of 2004.

Liquidity

Due to the seasonality of our business, we typically invest cash in working capital during the first quarter by building inventories to serve customer demand in future quarters. Cash flow used in operations was $132 million, while our cash used in operations combined with capital spending for plant and equipment was $178 million. We ended the quarter with a cash balance of $930 million.

Safety

We believe that safety is everyone’s responsibility and that all accidents are preventable. Consequently, we have made safety a top Company priority. We measure our progress on safety based on two measures, the OSHA Recordable Incidents Rate (“ORIR”) and the Combined Occupational Disability Index

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(“CODI”). CODI is a subset of ORIR and includes the more severe incidents that involve lost or restricted time. The table below provides our performance for the first quarter 2005 and the years ending 2004 and 2003:

	Three Months Ended March 31, 2005	Year Ended 2004	Year Ended 2003
ORIR	2.06	3.03	3.85
Percent improvement	32%	21%	31%
CODI rate	1.13	1.91	2.06
Percent improvement	41%	7%	29%

Our goal for the remainder of 2005 and beyond continues to be the elimination of all injuries.

Outlook

Our outlook for the remainder of the year remains positive, yet cautious. The global demand for energy related commodities and services is likely to continue to exert pressure on our margins and we anticipate we will need to continue to realize price increases to offset inflation. We plan to continue investing to improve the manufacturing efficiency of our current plants and expand our capacity with a focus on North America and Asia Pacific. However, we believe a rising interest rate environment would cause the United States housing market to soften from the recent high levels. We will continue to monitor our markets and prepare for any potential downturn.

RESULTS OF OPERATIONS

Sales and Profitability for the Quarter Ended March 31, 2005 and 2004

NET SALES

Net sales for the quarter ended March 31, 2005 were $1.402 billion, a 16% increase from the 2004 level of $1.209 billion. This increase was primarily the result of favorable pricing actions in our Building Materials Systems segment and higher volumes in both operating segments. The increased volumes are a result of continued strength in the United States housing and remodeling markets and an improving global economy.

Sales outside the United States represented 17% of total sales for the quarter ended March 31, 2005, compared to 16% during the same time period in 2004. The increase was primarily attributable to volumes in Latin America due to the consolidation of OC Mexico beginning in the second quarter of 2004. We expect the percentage of sales outside the United States to continue to increase as our investments in Asia Pacific continue to mature.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PROFITABILITY

	Quarter ended March 31,
	2005	2004
	(In millions of dollars)
Sales	$1,402	$1,209
Gross margin	$235	$172
Marketing and administrative	$124	$115
Provision for asbestos litigation claims	$4,342	$—
Income (loss) from operations	$(4,281)	$34
Income tax (benefit) expense	$(48)	$27
Net income (loss)	$(4,237)	$5

GROSS MARGIN

Gross margin as a percent of sales improved by 2.6% for the first quarter of 2005 compared to the same period of 2004. The improvement in gross margin is primarily attributable to improved pricing, higher volumes and operating efficiencies. These gains more than offset energy, material and product delivery related inflation during the quarter.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses increased to $124 million during the quarter ended March 31, 2005. However, as a percent of sales, these expenses declined to 8.8%, compared to 9.5% for the first quarter of 2004.

PROVISION FOR ASBESTOS LITIGATION CLAIMS

During the first quarter of 2005, the District Court provided an estimate of $7 billion for Owens Corning’s contingent personal injury asbestos liability. While uncertainty remains concerning the amount of such liability, as a result of this ruling, the Company determined that this estimate was a more likely outcome than any other in the range of possible outcomes and recorded an additional provision for asbestos litigation claims for Owens Corning of $3.435 billion, bringing the total reserve recorded for Owens Corning to $7 billion. The Company also re-evaluated its reserve for Fibreboard’s asbestos claims. Although the Court did not provide an estimate for Fibreboard’s liability, management evaluated the Court’s process for determining Owens Corning’s liability and determined that the range of possible outcomes had narrowed. Consequently, the Company determined that an additional $907 million liability should be recorded for Fibreboard, bringing the total reserve recorded for Fibreboard to $3.216 billion. The total provision recorded for asbestos litigation claims during the first quarter 2005 was $4.342 billion. See Note 9 to the Consolidated Financial Statements for further information concerning the provision for asbestos litigation claims.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME FROM OPERATIONS

The decrease in income from operations was primarily due to the $4.342 billion provision for asbestos litigation claims taken during the first quarter of 2005. Income from operations was also negatively impacted by a $26 million increase in Chapter 11 reorganization items, which was primarily a result of higher unrealized investment losses associated with the Fibreboard Settlement Trust and increased professional fees.

INCOME TAX EXPENSES

In connection with provision for asbestos litigation claims, management evaluated the amount of deferred tax assets and likelihood of realization of such deferred tax assets related to asbestos liability in light of the Company’s financial position and the Chapter 11 proceedings. As a result of such assessment, a $75 million net tax benefit was recorded in the first quarter of 2005. This was the only tax benefit recorded in connection with the first quarter 2005 asbestos-related charges, as a valuation allowance was established against the related deferred tax assets for the balance of the charges.

NET INCOME

For the quarter ended March 31, 2005, Owens Corning reported a net loss of $4.237 billion, or ($76.59) per share, compared to net income of $5 million, or $0.09 per share, for the first quarter of the prior year. The decrease in 2005 reflected the $4.342 billion provision for asbestos litigation claims and the other items mentioned above.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through March 31, 2005, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $697 million, of which $39 million relates to the first quarter of 2005 and $34 million relates to the first quarter of 2004. Of the total calculated amount, approximately $236 million relates to the Pre-Petition Credit Facility, which is the subject of pre-petition guarantees issued by certain of Owens Corning’s Debtor and non-Debtor subsidiaries. There may be circumstances, such as the occurrence of favorable asbestos legislation such as the FAIR Act or a determination that certain debt is secured or otherwise entitled to a preference over other creditors, when post-petition interest would be determined to be payable by the Company on all or some of its pre-petition debt. Actual post-petition interest determined under the terms of pre-petition debt may vary from the calculated amounts shown above, perhaps significantly. For example, various holders of the debt under the Pre-Petition Credit Facility have stated that the amount of post-petition interest calculated under such debt would be more than double the amount shown above, or more. Accrual of any such post-petition interest would result in a charge against income in the period of such accrual. Any such revision could be material to the Company’s consolidated financial position and results of operations in any such period. See Note 1 to the Consolidated Financial Statements for further information concerning the Chapter 11 proceedings.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Due to the seasonality of our business and the timing of certain expenses, our operations generally utilize cash reserves during the first quarter of the year. The first quarter of 2005 was no different as we ended with a cash balance of $930 million, a decrease of $195 million from December 31, 2004. The following table provides information regarding our liquidity.

	Quarter Ended March 31,
	2005	2004
	(In millions of dollars)
Cash balance	$930	$821
Cash used for operations	$(132)	$(126)
Cash used for investing activities	$(47)	$(49)
Unused committed credit lines	$103	$168

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash flow from operations was negative $132 million for the quarter ended March 31, 2005, compared to negative $126 million for the first quarter of 2004. Net working capital and the current ratio at March 31, 2005 were $1,250 million and 2.42, respectively, compared to $1,038 million and 2.27 as of March 31, 2004.

Investing activities consumed $47 million in cash during the first quarter of 2005, compared to $49 million during the same period in 2004. Under expected market conditions, we anticipate spending approximately $303 million in capital investments in the last three quarters of 2005, substantially all of which is uncommitted as of March 31, 2005. We expect these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities during the first quarter of 2005 resulted in a use of cash of $12 million, compared to $7 million for the same period in 2004. The use of cash in both years primarily relates to payments of outstanding debt in India.

At March 31, 2005, we had $2.956 billion of debt subject to compromise and $72 million of other debt, compared to $2.958 billion of debt subject to compromise and $80 million of other debt at December 31, 2004.

The Company has several defined benefit pension plans. The Company expects to make contributions to the pension plans in the range of $100 million to $150 million in 2005. The contributions will be made from the Company’s current cash balance and cash generated from operations. The Company’s pension related assets increased to $484 million at March 31, 2005, from $322 million at March 31, 2004, primarily due to contributions to the pension plans and return on plan assets, partially offset by additional service costs, interest cost accrued and amortization of prior actuarial losses. The Company’s recorded long-term pension plan liability increased to $732 million at March 31, 2005, from $699 million at March 31, 2004. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. In September 2004, the credit facility was renewed for an additional 2 years. There were no borrowings outstanding under the DIP Financing at March 31, 2005; however, approximately $147 million of the availability under this facility was utilized as the result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to affiliates.

The Company believes, based on information currently available to it, that its cash and cash equivalents, and cash available from operations, will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company’s ability to comply with the terms of any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (vi) the Company’s ability to achieve profitability following such confirmation.

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements in the ordinary course of business, such as securitization of accounts receivable and guarantees with respect to unconsolidated affiliates and other entities. There have been no significant changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2005.

Other than those effects inherent to the types of arrangements described, the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. During the first quarter 2005, there were no material changes to such contractual obligations outside the ordinary course of the Company’s business.

ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In April 2005, the SEC amended the compliance date for this standard so that it becomes effective for the Company’s interim report for the first quarter of 2006. The standard eliminates the alternative to apply the intrinsic value method of accounting for stock based compensation permitted under Opinion 25. The Company does not expect to issue additional stock-based compensation while it remains in Chapter 11 proceedings, and, as of March 31, 2005, none of the Company’s previously issued stock-based awards were impacted by this standard. As such, adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

In March 2005, the Financial Accounting Standards Board issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This statement clarifies the meaning of the term “conditional asset retirement” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligation can be estimated. This statement becomes effective for the Company in the fourth quarter of 2005. The Company is currently evaluating the effect of adoption of this statement.

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At March 31, 2005, a total of 61 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2005, the Company’s reserve for such liabilities was $15 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA, including liabilities associated with some of the PRP designations noted above. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”, which is in default) may file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

The holders of the debt under the Pre-Petition Credit Facility, and certain other members of the major non-asbestos creditor groups, have indicated that they continue to oppose the Plan.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Certain terms, conditions and provisions of the Plan are discussed below. The Plan is subject to confirmation by the Bankruptcy Court. Because the Plan is based on certain assumptions, negotiating positions and valuations that are subject to change, it is expected that the Plan will be further amended prior to confirmation. There can be no assurance that a Plan supported by Owens Corning and less than all of the major creditor groups will be confirmed by the Bankruptcy Court and consummated. Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

As described more fully below, under the heading “The Plan of Reorganization”, the Plan, as it relates to Debtors other than Fibreboard, is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are generally limited to asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order could potentially result in significant modifications of the Plan and delays in the resolution of the Chapter 11 Cases.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability to be allowed as claims in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Developments

PROPOSED ASBESTOS LEGISLATION

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Act”).

If enacted into law, the FAIR Act would establish an administrative claims resolution structure through which all asbestos personal injury claims would be channeled and reviewed. The FAIR Act would also establish a national trust fund, funded through mandated contributions from defendant companies, insurance companies and existing trusts, that would be the source of compensation of all approved claims. Under terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to make any prediction as to whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but the Plan currently contemplates that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder.

As it relates to Debtors other than Fibreboard, the Plan is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. For these purposes, the Plan would treat all assets and liabilities of each substantively consolidated entity (excluding the Fibreboard Settlement Trust) as though they were merged into one consolidated estate with the assets and liabilities of the other substantively consolidated entities. Substantive consolidation under the Plan will not result in the merger of or the transfer or commingling of any assets of any of the Debtors or Non-Debtor Subsidiaries. The holders of the debt under the Pre-Petition Credit Facility have asserted that substantive consolidation is not appropriate and continue to challenge that approach. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are generally limited to asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

As described above, on October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order could potentially result in significant modifications of the Plan and delays in the resolution of the Chapter 11 Cases.

As part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it.

The percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors. Those factors include the value of the shares of new common stock and notes to be issued by the Company, the amount of cash available for distribution, the resolution of certain inter-creditor issues, and the ultimate amount of Owens Corning’s and Fibreboard’s current and future asbestos liability.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Plan provides that the amount of the current and future asbestos personal injury claims to be allowed in the Chapter 11 Cases against Owens Corning and Fibreboard would be determined by the Bankruptcy Court. A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million.

Any disagreements raised by creditors with the terms of the Plan are expected to be handled through negotiation or litigation as part of the confirmation process. Owens Corning is unable to predict the timing or outcome of such negotiation or litigation.

Under the Plan, a majority of the newly issued common stock, together with notes, and cash, as well as the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements) and specified other assets, will fund a new trust created under the Plan intended to qualify under Section 524(g) of the Bankruptcy Code. The Section 524(g) trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liability of Owens Corning and Fibreboard and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the existing Fibreboard Settlement Trust and certain other assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any claims resulting from asbestos-containing products allegedly manufactured, sold or installed by Owens Corning, Fibreboard, or any other Debtor, which claims will be paid in whole or in part by the Section 524(g) trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

Among other things, the Plan provides that (1) except as otherwise provided in the Plan, no distributions will be made under the Plan on account of inter-company claims among any of the Debtors, and (2) all guarantees of the Debtors of the obligations of any other Debtor will be deemed eliminated. Since, as described above, it is likely that the Plan will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of such matters, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its direct and indirect subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s Pre-Petition Credit Facility or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc. (“Exterior”), an indirect wholly-owned subsidiary of Owens Corning, pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. In the event that (1) the major creditor constituencies do not approve the Plan and (2) no other acceptable alternative arrangement is reached to release such entities from their guaranty obligations, it is possible that IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, may file for relief under Chapter 11 of the Bankruptcy Code, and join in the proposal of the Plan.

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

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General Bar Date. Owens Corning continues to investigate these claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of March 31, 2005, approximately 6,400 of the Objectionable Claims, totaling approximately $5.3 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of March 31, 2005, approximately 1,000 of these claims, totaling approximately $0.4 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related pending settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements; environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $121 million, of which approximately $50 million are protective claims covering contracts which have not been rejected by the Debtors as of March 31, 2005.

Owens Corning has recorded liability amounts for those claims that can be reasonably estimated and which it believes are probable of being allowed by the Bankruptcy Court. At this time, it is impossible to

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

reasonably estimate the value of all the claims that will ultimately be allowed by the Bankruptcy Court, due to the uncertainties of the Chapter 11 process, the in-progress state of Owens Corning’s investigation of submitted claims, and the lack of documentation submitted in support of many claims. Owens Corning continues to evaluate claims filed in the Chapter 11 Cases and will make such adjustments as may be appropriate. Any such adjustments could be material to the Company’s consolidated financial position and results of operations in any given period. For a discussion of liability amounts in respect of asbestos personal injury claims, see Note 9 to the Consolidated Financial Statements.

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

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “likely”, “may”, “plan”, “project”, “strategy”, “will”, and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

•	competitive factors

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	pricing pressures

•	availability and cost of energy and materials

•	construction activity

•	interest rate movements

•	issues involving implementation of new business systems

•	achievement of expected cost reductions and/or productivity improvements

•	developments in and the outcome of the Chapter 11 proceedings described in this report

•	general economic and political conditions, including new legislation

•	foreign exchange fluctuations

•	the success of research and development activities

•	difficulties or delays in manufacturing

•	labor disputes

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the Company’s 2004 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Contingent Liabilities and Other Matters

Note 9 to the Consolidated Financial Statements, entitled “Contingent Liabilities and Other Matters”, is incorporated here by reference.

Chapter 11 Proceedings

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

ITEM 1. LEGAL PROCEEDINGS (continued)

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

The holders of the debt under the Pre-Petition Credit Facility, and certain other members of the major non-asbestos creditor groups, have indicated that they continue to oppose the Plan.

The Plan is subject to confirmation by the Bankruptcy Court. Because the Plan is based on certain assumptions, negotiating positions and valuations that are subject to change, it is expected that the Plan will be further amended prior to confirmation. There can be no assurance that a Plan supported by Owens Corning and less than all of the major creditor groups will be confirmed by the Bankruptcy Court and consummated.

The Plan, as it relates to Debtors other than Fibreboard, is premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are generally limited to asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s

ITEM 1. LEGAL PROCEEDINGS (continued)

Order could potentially result in significant modifications of the Plan and delays in the resolution of the Chapter 11 Cases.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability to be allowed as claims in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million.

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but the Plan currently contemplates that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors thereunder. The Plan is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

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

ITEM 1. LEGAL PROCEEDINGS (continued)

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

Notice Procedures and Transfer Restrictions on Trading of Equity Securities

On February 23, 2005, the Debtors filed a motion in the USBC for the entry of interim and final orders pursuant to Sections 105(a), 362(a)(3) and 541 of the Bankruptcy Code to enable the Debtors to avoid limitations on the use of their tax net operating loss carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the trading of equity securities of Owens Corning. The USBC granted the requested interim order (the “Interim Equity Order”) on March 1, 2005, and granted the requested final order (the “Final Equity Order”) on April 15, 2005.

In general, the Final Equity Order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.75% of the outstanding equity securities of Owens Corning. Under the Final Equity Order, all persons or entities who at the time of the Final Equity Order or in the future beneficially own at least 4.75% of the outstanding equity securities of Owens Corning (each a “Substantial Equityholder”) is required to file with the USBC and serve upon the Debtors and the Debtors’ counsel a notice of such status. In addition, the Final Equity Order provides that a person or entity that would become a Substantial Equityholder by reason of a proposed acquisition of equity securities of Owens Corning is also required to comply with the notice and service provisions before effecting that transaction. The Final Equity Order gives the Debtors the right to object in the USBC to certain acquisitions or sales of Owens Corning common stock if the acquisition or sale would pose a material risk of adversely affecting the Debtors’ ability to utilize such tax attributes.

Under the Final Equity Order, prior to any proposed acquisition of equity securities that would result in an increase in the amount of Owens Corning equity securities owned by a Substantial Equityholder, or that would result in a person or entity becoming a Substantial Equityholder, such person, entity or Substantial Equityholder is required to file with the USBC, and serve on the Debtors and the Debtors’ counsel, a Notice of Intent to Purchase, Acquire or Otherwise Accumulate an Equity Security. In addition, prior to effecting any disposition of Owens Corning’s equity securities that would result in a decrease in the amount of Owens Corning equity securities beneficially owned by a Substantial Equityholder, such Substantial Equityholder is required to file with the USBC, and serve on the Debtors and the Debtors’ counsel, a Notice of Intent to Sell, Trade or Otherwise Transfer Equity Securities.

Any purchase, sale or other transfer of Owens Corning equity securities in violation of the restrictions of the Final Equity Order would be null and void ab initio as an act in violation of the Final Equity Order and would therefore confer no rights on a proposed transferee.

A copy of the Interim Equity Order is filed as Exhibit 99.1 to Owens Corning’s current report on Form 8-K filed March 3, 2005, and is incorporated here by reference. A copy of the Final Equity Order is filed as Exhibit 99.1 to Owens Corning’s current report on Form 8-K filed April 19, 2005, and is incorporated here by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares (or Units) Purchased**	Average Price Paid per Share (or Unit)**	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2005	—	$—	—	$—
February 1-28, 2005	5,413	2.94	—	—
March 1-31, 2005	—	—	—	—

Total	5,413	$2.94	—	$—

*	During the quarter ended March 31, 2005, Owens Corning did not have a publicly announced program for repurchase of shares of its common stock and did not repurchase any of its common stock in open-market transactions outside of such a program.

**	This column reflects the surrender to Owens Corning of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees prior to the Petition Date.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. See Note 1 to the Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1 to the Consolidated Financial Statements. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.5 billion of other outstanding debt. As required by Statement of Position (SOP) 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $7 million, as current on the Consolidated Balance Sheet as of March 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 2005.

ITEM 5. OTHER INFORMATION

No information is reported under this Item.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: May 3, 2005	By:	/s/ Michael H. Thaman
Michael H. Thaman Chairman of the Board and Chief Financial Officer (as duly authorized officer)

Date: May 3, 2005	By:	/s/ Roy D. Dean
Roy D. Dean Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit Number	Document Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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

Memorandum and Order dated March 31, 2005 (filed herewith).

Final Order Pursuant to Sections 105(a), 362(a)(3) and 541 of the Bankruptcy Code (A) Limiting Certain Transfers of Equity Securities of the Debtors and (B) Approving Related Notice Procedures (incorporated herein by reference to Exhibit 99.1 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed April 19, 2005).

Interim Order Pursuant to Sections 105(a), 362(a)(3) and 541 of the Bankruptcy Code (A) Limiting Certain Transfers of Equity Securities of the Debtors and (B) Approving Related Notice Procedures (incorporated herein by reference to Exhibit 99.1 to Owens Corning’s current report of Form 8-K (File No. 1-3660), filed March 3, 2005).

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