Form 10-Q
period 2005-06-30
OWENS CORNING
filed 2005-08-03
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

Shares of common stock, par value $0.10 per share, outstanding at June 30, 2005

55,341,765

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share data)
NET SALES	$1,590	$1,441	$2,992	$2,650
COST OF SALES	1,278	1,178	2,445	2,215

Gross margin	312	263	547	435

OPERATING EXPENSES
Marketing and administrative expenses	141	129	265	244
Science and technology expenses	15	11	28	22
Chapter 11 related reorganization items	(4)	28	32	38
Provision for asbestos litigation claims – Owens Corning	—	—	3,435	—
Provision for asbestos litigation claims – Fibreboard	—	—	907	—
Other	(9)	1	(8)	3

Total operating expenses	143	169	4,659	307

INCOME (LOSS) FROM OPERATIONS	169	94	(4,112)	128

Interest expense, net	—	1	1	2

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	169	93	(4,113)	126
Income tax expense	99	56	51	83

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	70	37	(4,164)	43
Minority interest and equity in net earnings of affiliates	(3)	(4)	(6)	(5)

NET INCOME (LOSS)	$67	$33	$(4,170)	$38

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$1.22	$0.59	$(75.38)	$0.68

Diluted net income (loss) per share	$1.13	$0.55	$(75.38)	$0.63

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.3	55.3	55.3

Diluted	59.9	59.9	55.3	59.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30, 2005	December 31, 2004
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$1,048	$1,125
Receivables, less allowances of $20 million in 2005 and $18 million in 2004	696	527
Inventories	535	445
Other current assets	32	31

Total current	2,311	2,128

OTHER
Restricted cash - asbestos and insurance related	189	188
Restricted cash, securities, and other – Fibreboard	1,425	1,418
Deferred income taxes	976	999
Pension-related assets	467	499
Goodwill	199	198
Investment in affiliates	79	82
Other noncurrent assets	143	117

Total other	3,478	3,501

PLANT AND EQUIPMENT, at cost
Land	79	80
Buildings and leasehold improvements	799	803
Machinery and equipment	3,288	3,293
Construction in progress	163	128

	4,329	4,304
Accumulated depreciation	(2,352)	(2,294)

Net plant and equipment	1,977	2,010

TOTAL ASSETS	$7,766	$7,639

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	June 30, 2005	December 31, 2004
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$879	$909
Short-term debt	10	11
Long-term debt – current portion	31	31

Total current	920	951

LONG-TERM DEBT	36	38

OTHER
Pension plan liability	729	731
Other employee benefits liability	406	401
Other	194	178

Total other	1,329	1,310

LIABILITIES SUBJECT TO COMPROMISE	13,506	9,171

COMPANY OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES – SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

MINORITY INTEREST	49	49

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,617)	(4,447)
Accumulated other comprehensive loss	(354)	(330)
Other	(1)	(1)

Total stockholders’ deficit	(8,274)	(4,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,766	$7,639

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$(4,170)	$38
Reconciliation of net cash from operating activities
Noncash items:
Provision for asbestos litigation claims	4,342	—
Provision for depreciation and amortization	118	111
Provision for impairment of fixed assets	5	—
Provision for deferred income taxes	18	42
Provision for pension and other employee benefits	58	58
Other	7	13
Increase in receivables	(186)	(153)
Increase in inventories	(100)	(49)
Increase in accounts payable and accrued liabilities	7	10
Pension fund contribution	(6)	(3)
Payments for other employee benefits	(15)	(13)
Decrease (increase) in restricted cash, securities, and other – Fibreboard	(8)	3
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	1	—
Other	(17)	(1)

Net cash flow from operations	54	56

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(114)	(99)
Investment in subsidiaries, net of cash acquired	(2)	(74)
Proceeds from the sale of assets or affiliate	1	6

Net cash flow from investing	(115)	(167)

NET CASH FLOW FROM FINANCING
Proceeds from issuing long-term debt	7	—
Payments on long-term debt	(13)	(13)
Net (decrease) increase in short-term debt	(2)	1
Net decrease in subject to compromise	(3)	(5)
Other	2	2

Net cash flow from financing	(9)	(15)

Effect of exchange rate changes on cash	(7)	(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77)	(131)
Cash and cash equivalents at beginning of period	1,125	1,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,048	$874

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”), which is in default, may file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning’s cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 9 to the Consolidated Financial Statements.

Overseeing Federal District Court

In late 2001, all of the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the “District Court”) before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”).

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

Two creditors’ committees, one representing asbestos claimants (the “Official Committee of Asbestos Claimants”) and the other representing unsecured creditors (the “Official Committee of Unsecured Creditors”), have been appointed as official committees in the Chapter 11 Cases. In addition, the Bankruptcy Court has appointed James J. McMonagle as Legal Representative for the class of future asbestos personal injury claimants against one or more of the Debtors. The two committees and the Legal Representative have the right to be heard on all matters that come before the Bankruptcy Court.

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (as so amended through such fourth amendment, the “Plan”) in the USBC on October 24, 2003.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict the outcome of the appeal or what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order would result in significant modifications of the Plan and could delay the resolution of the Chapter 11 Cases.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability to be allowed as claims in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

Related Developments

PROPOSED ASBESTOS LEGISLATION

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Act”). The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005, but it has not yet been considered by the full Senate, and no action to do so has yet been scheduled.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but the Plan currently contemplates that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors and equity holders thereunder.

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

As described above, on October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict the outcome of the appeal or what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order would result in significant modifications of the Plan and could delay the resolution of the Chapter 11 Cases.

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

The Plan provides that the amount of the current and future asbestos personal injury claims to be allowed in the Chapter 11 Cases against Owens Corning and Fibreboard would be determined by the Bankruptcy Court. A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, unless a consensual arrangement among all impaired creditor classes is agreed to, the Plan is expected to provide for certain “cramdown” provisions, whereby the Plan could be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the Plan and vote in favor of it.

The payment rights and other entitlements of pre-petition creditors and Owens Corning’s shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases.

Bar Dates for Filing Claims

GENERAL BAR DATE

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Generally, any holder of a claim that was required to file a claim by the General Bar Date and did not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim.

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. As to the Pre-Petition Credit Facility, the claim total reflects only a single claim (in the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

amount of approximately $1.6 billion) although the holders have asserted this claim against Owens Corning and each of six other Debtors that issued a guarantee with respect to the facility. Owens Corning continues to investigate the filed claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of June 30, 2005, approximately 7,000 of the Objectionable Claims, totaling approximately $5.7 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of June 30, 2005, approximately 1,000 of these claims, totaling approximately $0.4 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements; environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $117 million, of which approximately $46 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2005.

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

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,300 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.6 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,200, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

As noted above, under the Plan, all asbestos-related personal injury and wrongful death claims will be channeled to the section 524(g) trust, subject to approval by the Bankruptcy Court. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

Avoidance Actions

Under the Bankruptcy Code, October 4, 2002 was the deadline by which the Debtors, on behalf of the bankruptcy estates, could bring adversary actions seeking the return of potentially avoidable transfers made by the Debtors to certain parties within a prescribed period prior to the commencement of the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Chapter 11 Cases. As part of their review of potentially avoidable transactions, the Debtors (1) negotiated tolling agreements with some of the recipients of the preferential transfers in order to toll the time period in which to bring an avoidance action; (2) determined not to prosecute certain of those potential avoidance actions that were not the subject of tolling agreements; and (3) instituted, prior to the October 4, 2002 deadline, a total of 19 adversarial actions, including 3 preference actions, 1 turnover action, and 15 avoidance actions, as described further below. All such actions were commenced in the USBC.

Among the parties who were identified by the Debtors as having received potentially avoidable transfers were (a) 12 present and former officers that received certain pre-petition incentive payments exceeding a threshold in the aggregate per officer; (b) one director that received a pre-petition pension payment; and (c) a joint venture affiliate of the Company that received approximately $3.8 million in the one-year period prior to the commencement of the Chapter 11 Cases.

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

Separately, and at the request of the Official Committee of Unsecured Creditors and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 9 to the Consolidated Financial Statements) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire. The Official Committee of Unsecured Creditors was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought. During the first quarter of 2004, the lawsuit against one of the law firms was dismissed with the consent of the Official Committee of Unsecured Creditors and Bankruptcy Court approval.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

By motions filed on various dates, the Debtors have requested a stay of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to rulings of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until August 31, 2005. The Pre-Petition Credit Facility Action has been continued indefinitely by the District Court.

Certain Post-Petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through June 30, 2005, the contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $738 million, of which $41 million relates to the second quarter of 2005, $80 million relates to the first six months of 2005, and $35 million and $69 million, respectively, relates to the same two periods of 2004. Of the total calculated amount, approximately $252 million relates to the Pre-Petition Credit Facility, which is the subject of pre-petition guarantees issued by certain of Owens Corning’s Debtor and non-Debtor subsidiaries. There may be circumstances, such as the occurrence of favorable asbestos legislation (such as the FAIR Act) or a determination that certain debt is secured or otherwise entitled to a preference over other creditors, when post-petition interest would be determined to be payable on all or some of the Company’s pre-petition debt. Actual post-petition interest determined under the terms of pre-petition debt may vary from the calculated amounts shown above, perhaps significantly. For example, various holders of the debt under the Pre-Petition Credit Facility have stated that the amount of post-petition interest calculated under such debt would be more than double the amount shown above, or more. Accrual of any such post-petition interest would result in a charge against income in the period of accrual and could be material to the Company’s consolidated financial position and results of operations.

At June 30, 2005, the Company had $1.048 billion of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at June 30, 2005; however, approximately $147 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions of dollars)
NET SALES	$1,371	$1,234	$2,567	$2,280
COST OF SALES	1,120	1,042	2,151	1,966

Gross margin	251	192	416	314

OPERATING EXPENSES
Marketing and administrative expenses	124	114	231	214
Science and technology expenses	14	10	25	20
Chapter 11 related reorganization items	(4)	28	32	38
Provision (credit) for asbestos litigation claims – Owens Corning	—	—	3,435	—
Provision for asbestos litigation claims – Fibreboard	—	—	907	—
Other	(25)	(16)	(43)	(29)

Total operating expenses	109	136	4,587	243

INCOME (LOSS) FROM OPERATIONS	142	56	(4,171)	71

Interest expense, net	—	1	1	1

Interest income from non-Debtors	14	13	28	27

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	156	68	(4,144)	97
Income tax expense	97	47	44	73

INCOME (LOSS) BEFORE EQUITY IN NET EARNINGS OF AFFILIATES	59	21	(4,188)	24

Equity in net earnings of affiliates	—	1	1	1

NET INCOME (LOSS)	$59	$22	$(4,187)	$25

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

	June 30, 2005	December 31, 2004
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$726	$725
Receivables (net of allowance for doubtful accounts)	538	408
Receivables – non-Debtors	1,112	1,085
Inventories	370	295
Other current assets	32	34

Total current	2,778	2,547

OTHER
Restricted cash – asbestos and insurance related	189	188
Restricted cash, securities, and other – Fibreboard	1,425	1,418
Deferred income taxes	855	887
Pension-related assets	382	415
Goodwill	55	55
Investment in affiliates	31	30
Investment in non-Debtor subsidiaries	762	762
Other noncurrent assets	96	68

Total other	3,795	3,823

PLANT AND EQUIPMENT, at cost
Land	38	39
Buildings and leasehold improvements	595	597
Machinery and equipment	2,310	2,270
Construction in progress	105	93

	3,048	2,999
Accumulated depreciation	(1,694)	(1,632)

Net plant and equipment	1,354	1,367

TOTAL ASSETS	$7,927	$7,737

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	June 30, 2005	December 31, 2004
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$663	$649
Accounts payable and accrued liabilities – non-Debtors	21	25
Long-term debt – current portion	1	1

Total current	685	675

LONG-TERM DEBT	10	7

OTHER
Pension plan liability	618	617
Other employee benefits liability	389	384
Other	178	159

Total other	1,185	1,160

LIABILITIES SUBJECT TO COMPROMISE	14,165	9,831

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,458)	(4,271)
Accumulated other comprehensive loss	(352)	(358)
Other	(6)	(5)

Total stockholders’ deficit	(8,118)	(3,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,927	$7,737

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$(4,187)	$25
Reconciliation of net cash from operating activities
Noncash items:
Provision for asbestos litigation claims	4,342	—
Provision for depreciation and amortization	85	79
Provision for impairment of fixed assets	5	—
Provision for deferred income taxes	32	44
Provision for pension and other employee benefits	53	52
Other	11	13
Increase in receivables and receivables – non-Debtors	(157)	(167)
Increase in inventories	(75)	(33)
Increase in accounts payable and accrued liabilities and accounts payable and accrued liabilities – non-Debtors	11	32
Payments for other employee benefits	(14)	(13)
Decrease (increase) in restricted cash, securities, and other –Fibreboard	(8)	3
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	1	—
Other	(14)	10

Net cash flow from operations	85	45

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(80)	(74)
Investment in subsidiaries, net of cash acquired	(1)	(1)

Net cash flow from investing	(81)	(75)

NET CASH FLOW FROM FINANCING
Net decrease in subject to compromise	(3)	(5)
Other	—	1

Net cash flow from financing	(3)	(4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(34)
Cash and cash equivalents at beginning of period	725	645

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$726	$611

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	June 30, 2005	December 31, 2004
	(In millions of dollars)
Accounts payable	$209	$209
Accrued interest payable	40	40
Debt	2,952	2,958
Income taxes payable	89	90
Reserve for asbestos litigation claims – Owens Corning	7,000	3,565
Reserve for asbestos-related claims – Fibreboard	3,216	2,309

Total consolidated	13,506	9,171

Payables to non-Debtors	659	660

Total Debtor	$14,165	$9,831

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions of dollars)
Professional fees	$13	$11	$40	$28
Payroll and compensation	5	3	10	7
Investment loss (income)	(19)	13	(15)	1
Other, net	(3)	1	(3)	2

Total	$(4)	$28	$32	$38

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions of dollars)
NET SALES

Reportable Segments

Building Materials Systems
United States	$1,179	$1,063	$2,195	$1,951
Europe	—	2	1	5
Canada and other	85	83	160	137

Total Building Materials Systems	1,264	1,148	2,356	2,093

Composite Solutions
United States	160	145	308	274
Europe	101	94	207	179
Canada and other	65	54	121	104

Total Composite Solutions	326	293	636	557

Total reportable segments	$1,590	$1,441	$2,992	$2,650

External Customer Sales by Geographic Region

United States	$1,339	$1,208	$2,503	$2,225
Europe	101	96	208	184
Canada and other	150	137	281	241

NET SALES	$1,590	$1,441	$2,992	$2,650

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. SEGMENT DATA (continued)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions of dollars)
INCOME FROM OPERATIONS

Reportable Segments

Building Materials Systems
United States	$162	$108	$245	$154
Europe	—	—	—	—
Canada and other	8	17	24	22

Total Building Materials Systems	170	125	269	176

Composite Solutions
United States	19	15	38	23
Europe	2	2	2	(6)
Canada and other	—	9	5	15

Total Composite Solutions	21	26	45	32

Total reportable segments	$191	$151	$314	$208

Geographic Regions

United States	$181	$123	$283	$177
Europe	2	2	2	(6)
Canada and other	8	26	29	37

Total reportable segments	$191	$151	$314	$208

Reconciliation to Consolidated Income Before Income Tax Expense

Other credits	13	—	13	5
Chapter 11 related reorganization items	4	(28)	(32)	(38)
Provision for asbestos litigation claims	—	—	(4,342)	—
General corporate expense	(39)	(29)	(65)	(47)
Interest expense, net	—	(1)	(1)	(2)

CONSOLIDATED INCOME BEFORE INCOME TAX EXPENSE	$169	$93	$(4,113)	$126

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

4. INVENTORIES

Inventories are summarized as follows:

	June 30, 2005	December 31, 2004
	(In millions of dollars)
Finished goods	$478	$425
Materials and supplies	181	139

FIFO inventory	659	564
Excess of FIFO over LIFO	(124)	(119)

Total inventories	$535	$445

Approximately $175 million and $155 million of total inventories were valued using the LIFO method at June 30, 2005 and December 31, 2004, respectively.

5. GOODWILL AND OTHER INTANGIBLES

The Company complies with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company conducts its annual review for impairment in the second quarter. No impairments were identified during the 2005 and the 2004 reviews.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. GOODWILL AND OTHER INTANGIBLES (continued)

Excluding fluctuations in currency, the only change in goodwill during the six-month period ended June 30, 2005 was the result of final purchase accounting adjustments related to the Company’s acquisition of Vitro-Fibras, S.A. (“OC Mexico”), including allocating the goodwill recorded on this purchase between business segments. The $199 million balance of goodwill at June 30, 2005 was comprised of $36 million for the Composite Solutions segment and $163 million for the Building Materials Systems segment.

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the first six months of both 2005 and 2004. The Company estimates that amortization of intangibles will be approximately $2 to $3 million annually for each of the next five years. As of June 30, 2005, the weighted average lives of intangibles ranged between 7 and 13 years, with a net carrying amount of approximately $12 million.

6. ACQUISITIONS

On April 2, 2004, the Company purchased the remaining 60% ownership interest in its Mexican affiliate, OC Mexico for approximately $73 million. The Company accounted for this transaction under the purchase method of accounting. During the first quarter of 2004, this affiliate was accounted for under the equity method. The Company began consolidating this subsidiary in April 2004. The proforma effect of this acquisition on revenues and earnings was not material.

7. WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the quarter ended June 30, 2005 is as follows:

(In millions of dollars)
Balance at December 31, 2004	$48
Amounts accrued for current year	8
Adjustment of preexisting accrual estimates	8
Settlements of warranty claims	(9)

Balance at June 30, 2005	$55

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

The following table provides information regarding pension expense recognized during the year:

	Quarter Ended June 30,
	2005			2004
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost

Service cost	$5	$1	$6	$5	$1	$6
Interest cost	15	5	20	15	5	20
Expected return on plan assets	(15)	(5)	(20)	(13)	(5)	(18)
Amortization of transition amount	—	—	—	—	(1)	(1)
Amortization of prior service cost	2	—	2	—	—	—
Amortization of actuarial loss	10	2	12	10	3	13

Net periodic pension cost	$17	$3	$20	$17	$3	$20

	Six Months Ended June 30,
	2005			2004
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost

Service cost	$10	$2	$12	$11	$1	$12
Interest cost	29	10	39	29	10	39
Expected return on plan assets	(30)	(10)	(40)	(27)	(9)	(36)
Amortization of transition amount	—	—	—	—	(1)	(1)
Amortization of prior service cost	2	—	2	—	—	—
Amortization of actuarial loss	21	4	25	20	5	25

Net periodic pension cost	$32	$6	$38	$33	$6	$39

Owens Corning expects to contribute $100 to $150 million in cash to the pension plans during 2005. The contributions are subject to approval of the Bankruptcy Court.

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

The following table provides the components of net periodic benefit cost for aggregated U.S. and Non-U.S. Plans for the year:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions of dollars)
Components of Net Periodic Benefit Cost

Service cost	$3	$2	$5	$3
Interest cost	7	7	13	14
Amortization of prior service cost	(2)	(2)	(3)	(3)
Amortization of actuarial loss	—	2	1	4

Net periodic benefit cost	$8	$9	$16	$18

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

As more fully discussed in Note 1 to the Consolidated Financial Statements and under the heading “Reserve” below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors. Ultimately, as described more fully under the heading “Reserve” below, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed. In this respect, a six-day claims estimation hearing to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that it should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed. The $7 billion asbestos liability estimated by the District Court for Owens Corning exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. As described more fully under the heading “Reserve” below, as a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The number of law firms participating in the NSP expanded from approximately 50 when the NSP was established to approximately 120 as of the Petition Date. Each of these participating law firms agreed to a long-term settlement agreement which varied by firm (“NSP Agreement”) extending through at least 2008 which provided for the resolution of their existing asbestos claims, including unfiled claims pending with the participating law firm at the time it entered into an NSP Agreement (“Initial Claims”). The NSP agreements also established procedures and fixed payments for resolving, without litigation, claims against either Owens Corning or Fibreboard, or both, arising after a participating firm entered into an NSP Agreement (“Future Claims”).

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

At this time, Owens Corning is unable to predict the manner in which the NSP Agreements and the resolution of claims thereunder will ultimately be treated under the terms of any plan or plans of reorganization. However, the claims covered by the NSP Agreements were taken into account by the District Court in estimating the amount of Owens Corning’s current and future asbestos liability at $7 billion. Owens Corning therefore expects that the amount of such NSP Claims will not be in addition to the $7 billion amount estimated by the District Court, but rather included within that amount.

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At June 30, 2005, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s consolidated balance sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

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

Reserve

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of approximately $1.1 billion in 1996, $1.4 billion in 1998, $1.0 billion in 2000 and $1.4 billion in 2002. For the reasons stated below, as a result of the Memorandum and Order of the District Court issued on March 31, 2005, estimating the total asbestos-related liability of Owens Corning at $7 billion, Owens Corning increased its reserve for potential asbestos-related liabilities by $3.435 billion for the first quarter of 2005, so that its recorded reserve for Owens Corning’s asbestos-related liabilities equaled the District Court’s estimate. Consequently, as of June 30, 2005, a reserve of $7 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The Chapter 11 Cases significantly increased the inherent difficulties and uncertainties involved in estimating the number and cost of resolution of present and future asbestos-related claims against Owens Corning. As described more fully below in Items A and B, however, the District Court’s order on March 31, 2005, estimating Owens Corning’s personal injury asbestos-related liability has served to narrow the range of possible values of asbestos-related liabilities for both Owens Corning and Fibreboard.

In connection with the process of negotiating a plan or plans of reorganization, or other resolution of the Chapter 11 Cases by the Bankruptcy Court, a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, have developed analyses of liability for both pre-petition and future asbestos claims. Owens Corning and Fibreboard also developed their own analyses in connection with the Chapter 11 Cases. Such analyses by the Debtors and other interested constituencies are required in connection with the establishment, as part of the plan of reorganization, of a section 524(g) trust for the benefit of asbestos claimants. In this regard, in October 2002, Owens Corning and Fibreboard completed analyses of liability for pre-petition and future asbestos claims, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicated net present values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately $5.874 billion, if NSP settlement values were assumed, and $8.547 billion, if 5-year historical settlement values for Owens Corning and Fibreboard, respectively, were used. Based upon these analyses and the information then available from Owens Corning’s discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning decided, in connection with its financial statements for the third quarter of 2002, to increase its and Fibreboard’s aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning’s and Fibreboard’s analyses. In addition, since the reserve for Fibreboard asbestos-related liabilities exceeded the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

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

Owens Corning notes that the amounts estimated in the above analyses of asbestos liabilities varied substantially from one another, and certain of them varied substantially from the amounts then recorded in Owens Corning’s and Fibreboard’s respective asbestos reserves. Owens Corning further notes that such analyses generally do not involve the same type of estimation process required in connection with the preparation of financial statements under generally accepted accounting principles. In general, such accounting principles require accruals with respect to contingent liabilities (including asbestos liabilities) only to the extent that such liabilities are both probable and reasonably estimable. With respect to such liabilities that are probable as to which a reasonable estimate can be made only in terms of a range (with no point within the range determined to be more probable than any other point in such range), such

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

accounting principles require only the accrual of the amount representing the low point in such range. In contrast, analyses prepared by interested constituencies in asbestos-related bankruptcy cases (including those developed by Owens Corning and Fibreboard) customarily cover potential liabilities over a 50-year period (at the end of which it is anticipated that potential asbestos claimants would in any event have died as a result of other non-asbestos-related causes). Owens Corning believes, and the District Court emphasized in its March 31, 2005 Memorandum and Order, that any such analyses, and any assumptions utilized in the preparation of such analyses, are inherently speculative for a number of reasons, including the variables and uncertainties described in this Note. Moreover, because such analyses are prepared solely for use in the negotiation of a plan of reorganization or otherwise resolving the Chapter 11 Cases, they naturally reflect the respective interests of the different constituencies putting them forward. Certain constituencies, for example, may have an interest in presenting an analysis that estimates such liability at the highest level that can arguably be justified; others may have an interest in estimating such liability at the lowest possible level; while others may have an interest in estimating such liability at a point between the two extremes, in an effort to achieve consensus in the negotiation of the plan of reorganization or otherwise facilitate resolution of the Chapter 11 Cases. In addition, interested constituencies in the Chapter 11 Cases may also take into account the implications of any such analyses prepared for use in the Chapter 11 Cases on their position in one or more of the other asbestos-related bankruptcy cases pending in the District of Delaware or elsewhere.

On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. In its March 31, 2005 Memorandum and Order, the District Court observed that the range of projected liabilities that were reflected in the various expert reports submitted to it resulted from the attempt to make predictions based upon other predictions and assumptions, and that relatively minor variations in underlying assumptions can skew the end result enormously. The District Court further noted that it was estimating not how much each potential claimant would actually be entitled to receive but rather the total amount that the claimants, as a group, could legitimately have claimed as compensation (or, in the case of future claimants, what their claims would have been worth in the tort system) as of the Petition Date. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed.

Despite the District Court’s estimation order, Owens Corning notes that there continues to be uncertainty about the ultimate size of Owens Corning’s asbestos-related liabilities, including due to the possibility of consensual agreement of the parties or asbestos reform legislation. However, Owens Corning believes that the District Court’s estimation serves to establish an amount within the range of possible values of Owens Corning’s asbestos liability that is more probable than other possible values in the context of Chapter 11 cases. Accordingly, as a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005 (see Item B below).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

As described above, since Owens Corning believes that the District Court’s estimation serves to establish an amount within the range of possible values of Owens Corning’s asbestos liability for personal injury or death that is more probable than the other possibilities, Owens Corning’s reserve for asbestos-related liabilities has been set equal to such estimate. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 Cases may be either higher or lower than the Company’s reserve. Owens Corning notes that it expects an ongoing high level of negotiations and information exchanges with the various creditor constituencies and other parties for the duration of the Chapter 11 Cases. Owens Corning will continue to review its asbestos reserve on a periodic basis and make such adjustments as may be appropriate in light of such information and future developments in the Chapter 11 Cases. Any such revision could be material to the Company’s consolidated financial position and results of operations in any given period.

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Act”). The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005, but it has not yet been considered by the full Senate, and no action to do so has yet been scheduled.

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

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

As of June 30, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.298 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At June 30, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 10 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos. The amount estimated by the Court exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005, so that it equaled the high end of the range of estimates of Fibreboard’s liability for asbestos claims that had been provided by Owens Corning’s valuation experts for use in the estimation hearing. Consequently, as of June 30, 2005, a reserve of approximately $3.216 billion in respect of Fibreboard’s asbestos-related liabilities was one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”.

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

Owens Corning believes that Fibreboard’s reserve for asbestos claims represents at least a minimum in a range of possible outcomes of the plan negotiation process as to the amount of Fibreboard’s total liability for asbestos-related claims against it as determined through the Chapter 11 process. Given the nature of the Chapter 11 proceedings, described above, Owens Corning cautions that the total asbestos-related liability ultimately established in the Chapter 11 Cases may be either higher or lower than Fibreboard’s reserve. Owens Corning notes that it expects an ongoing high level of negotiations and information exchanges with the various creditor constituencies and other parties for the duration of the Chapter 11 Cases. Owens Corning will continue to review Fibreboard’s asbestos reserve on a periodic basis and make such adjustments as may be appropriate in light of such information and future developments in the Chapter 11 Cases. Any such revision could be material to the Company’s consolidated financial position and results of operations in any given period.

As noted in Item A above, Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Act”). The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005, but it has not yet been considered by the full Senate, and no action to do so has yet been scheduled.

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

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

Insurance

As of June 30, 2005, Owens Corning’s consolidated financial statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. On March 9, 2004, the Court granted class certification as to those claims relating to written representations but denied certification as to claims relating to alleged oral representations. A status conference on this matter is set for September 8, 2005. Owens Corning believes that the claim is without merit.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 25,000 proofs of claim (including the claims described below under the headings “PBGC Claim”, “Tax Claim” and “Specialty Roofing Claim”), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. As to the Pre-Petition Credit Facility, the claim total reflects only a single claim (in the amount of approximately $1.6 billion) although the holders have asserted this claim against Owens Corning and each of six other Debtors that issued a guarantee with respect to the facility. For further information concerning the filed claims, see Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”.

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

TAX CLAIM

Owens Corning’s federal income tax returns typically are audited by the Internal Revenue Service (“IRS”) in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to the Filing, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS asserted claims for unpaid income taxes plus interest thereon. As the result of settlement negotiations, in the fourth quarter of 2004 the Company and the IRS reached an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $69 million, plus interest of approximately $30 million, as calculated by the Company. The settlement was approved by the Bankruptcy Court by order dated November 15, 2004 and by the Congressional Joint Committee on Taxation on May 17, 2005. The IRS is currently in the process of implementing the settlement, including performing its calculation of the interest component, which could vary from the amount of interest as calculated by the Company.

Pending audit of Owens Corning’s federal income tax return for the year 2000, the IRS has also filed a protective claim in the amount of approximately $50 million plus interest, covering a tax refund received by Owens Corning for such year.

As described in Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”, the United States Department of Treasury has filed proofs of claim, totaling approximately $538 million, in connection with these tax claims. As part of the implementation of the settlement described above, the filed proofs of claim will be amended appropriately.

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

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class. The USBC has continued class certification for pre-petition claimants pending mediation of the claims. In addition, Owens Corning has been named a defendant in a purported class action, originally filed in the Superior Court for the County of San Joaquin, California, on behalf of post-petition claimants with respect to such product. Subsequently, Owens Corning removed the California proceeding to the United States Bankruptcy Court for the Eastern District of California (“CBC”), and the CBC, upon Owens Corning’s motion, ordered that the proceeding be transferred to the USBC. Based upon its historic experience with servicing its warranty program for such specialty roofing product, Owens Corning does not believe that class certification would be appropriate in either proceeding.

AVOIDANCE ACTIONS

Under the Bankruptcy Code, October 4, 2002 was the deadline by which the Debtors, on behalf of the bankruptcy estates, could bring adversary actions seeking the return of potentially avoidable transfers made by the Debtors to certain parties within a prescribed period prior to the commencement of the Chapter 11 Cases. As part of their review of potentially avoidable transactions, the Debtors (1) negotiated tolling agreements with some of the recipients of the preferential transfers in order to toll the time period in which to bring an avoidance action; (2) determined not to prosecute certain of those potential avoidance actions that were not the subject of tolling agreements; and (3) instituted, prior to the October 4, 2002 deadline, a total of 19 adversarial actions, including 3 preference actions, 1 turnover action, and 15 avoidance actions, as described further below. All such actions were commenced in the USBC.

Among the parties who were identified by the Debtors as having received potentially avoidable transfers were (a) 12 present and former officers that received certain pre-petition incentive payments exceeding a threshold in the aggregate per officer; (b) one director that received a pre-petition pension payment; and (c) a joint venture affiliate of the Company that received approximately $3.8 million in the one-year period prior to the commencement of the Chapter 11 Cases.

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

Separately, and at the request of the Official Committee of Unsecured Creditors and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire. The Official Committee of Unsecured Creditors was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought. During the first quarter of 2004, the lawsuit against one of the law firms was dismissed with the consent of the Official Committee of Unsecured Creditors and Bankruptcy Court approval.

By motions filed on various dates, the Debtors have requested a stay of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to a ruling of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until August 31, 2005. The Pre-Petition Credit Facility Action has been continued indefinitely by the District Court.

OTHER BANKRUPTCY RELATED MATTERS

See Note 1 to the Consolidated Financial Statements for a discussion of other bankruptcy related matters, including the impact of certain inter-company and intra-company arrangements, transactions and relationships.

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. This facility is insured for property damage and business interruption losses

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

related to such events, subject to deductibles and policy limits. The Company is in the process of evaluating the nature and extent of damages and losses. The Company believes such damages and losses will be substantially covered by insurance. However, should the expected recoveries not be received, they could have an adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in the expenses being taken in periods before the insurance receipts are recorded or received.

10. FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 9 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of June 30, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At June 30, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other – Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 9, Item B, to the Consolidated Financial Statements). As of June 30, 2005, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. At June 30, 2005, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $3.216 billion.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST (continued)

Results for the Periods Ended June 30, 2005 and 2004

The Trust Assets generated interest/dividend earnings of approximately $15 million and $14 million, respectively, during the second quarters of 2005 and 2004, for totals of $30 million and $29 million for the first six months of 2005 and 2004, respectively. These amounts were recorded as Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

During the second quarters of 2005 and 2004, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized gain of approximately $2 million and an unrealized loss of approximately $24 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. For the six month periods ended June 30, 2005 and 2004, the Company recorded losses of $17 million and $27 million, respectively. These adjustments were recorded as Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarterly or six month periods ended June 30, 2005 or 2004. No payments were made for taxes during the quarterly or six month periods ended June 30, 2005 or 2004. The sale of securities resulted in realized losses of approximately $3 million and $4 million during the second quarters of 2005 and 2004, respectively (a loss of $6 million and $5 million, respectively, during the first six months of such years). Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

During the first quarter of 2005, the Company increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million, to an aggregate $3.216 billion.

At June 30, 2005, the fair value of Trust Assets and Administrative Deposits was $1.425 billion, which was comprised of Trust Assets of $1.298 billion of marketable securities and Administrative Deposits of $127 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the six months ended June 30, 2005:

	Balance 12/31/04	Interest and Dividends	Unrealized Loss	Realized Loss	Provision	Balance 6/30/05
	(In millions of dollars)
Assets
Trust Assets:
Marketable securities – trading	$1,291	$30	$(17)	$(6)	$—	$1,298
Administrative Deposits	127	—	—	—	—	127

Total assets	$1,418	$30	$(17)	$(6)	$—	$1,425

Liabilities
Accounts payable	$19	$—	$—	$—	$—	$19
Asbestos litigation claims	2,309	—	—	—	907	3,216

Total Trust liabilities	2,328	—	—	—	907	3,235
Liabilities in excess of assets	(910)	30	(17)	(6)	(907)	(1,810)

Total Trust liabilities net of liabilities in excess of assets	$1,418	$30	$(17)	$(6)	$—	$1,425

11. STOCK COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to apply the intrinsic value method of accounting for stock based compensation permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company adopted the provisions of SFAS No. 123R during the second quarter of 2005. None of the Company’s previously issued stock-based awards were materially impacted by the adoption of this standard and the Company does not expect to issue additional stock-based compensation while it remains in Chapter 11 proceedings.

Prior to adoption of SFAS No. 123R, the Company utilized the intrinsic value method of accounting for expense recognition related to its stock-based compensation plans as permitted by SFAS No. 123. In accordance with pro-forma disclosures required by SFAS No. 123, there would have been no impact to reported net income (loss) for 2004 or the first quarter of 2005 had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income used for basic and diluted earnings per share (millions)	$67	$33	$(4,170)	$38

Weighted-average number of shares outstanding used for basic earnings per share (thousands)	55,327	55,310	55,322	55,305
Non-vested restricted shares (thousands)	15	34	—	39

Deferred awards (thousands)	24	24	—	24

Shares from assumed conversion of preferred securities (thousands)	4,566	4,566	—	4,566

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share (thousands)	59,932	59,934	55,322	59,934

The number of shares used in the calculation of diluted earnings per share for the six months ended June 30, 2005 did not include 20 thousand common equivalent shares of non-vested restricted shares, 24 thousand common equivalent shares of deferred awards, and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

13. COMPREHENSIVE INCOME/LOSS

The following table presents comprehensive income (loss) for the quarter.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions of dollars)
Net income (loss)	$67	$33	$(4,170)	$38
Other comprehensive income (loss)	(22)	(9)	(24)	(15)

Comprehensive income (loss)	$45	$24	$(4,194)	$23

The Company’s other comprehensive income (loss) includes: (1) foreign currency adjustments; (2) minimum pension liability adjustments; and (3) deferred gains and losses on certain hedging transactions to record at fair value.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14. INCOME TAXES

In the first quarter of 2005, the Company increased its asbestos-related reserves through charges to income of $3.435 billion for Owens Corning asbestos-related liabilities and $907 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $4.342 billion. The Company evaluated the realization of the $1.720 billion deferred tax assets resulting from the aggregate $4.342 billion charge in light of the Company’s financial position and the Chapter 11 proceedings. As a result of such assessment, the Company increased its valuation allowance related to charges for asbestos-related liabilities by $1.645 billion, resulting in a $75 million net tax benefit in the first quarter of 2005.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations repatriated during 2005. The Company is currently evaluating whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Based on analysis of this incentive to date, it appears that the Company may repatriate up to $200 million of earnings currently considered as permanently reinvested, resulting in a tax liability of up to $11 million. However, any recommendation reached by management would require approval by the Company’s Board of Directors and the Bankruptcy Court.

On June 30, 2005, new Ohio state tax legislation which, among other changes, phases out the Ohio state corporate income tax was signed into law. This legislation impacted the Company’s ability to utilize its deferred tax assets, including previously recorded state of Ohio tax net operating loss carryforwards. As a result of this new legislation, the Company incurred $31 million of additional tax expense during the second quarter to record its deferred tax assets and net operating loss carryforwards at realizable value.

15. ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R”), which eliminates the alternative to apply the intrinsic value method of accounting for stock-based compensation permitted under Statement of Financial Accounting Statements No. 123, “Accounting for Stock-Based Compensation”. The Company adopted the provisions of SFAS No. 123R during the second quarter of 2005. None of the Company’s previously issued stock-based awards were materially impacted by the adoption of this standard and the Company does not expect to issue additional stock-based compensation while it remains in Chapter 11 proceedings.

In March 2005, the Financial Accounting Standards Board issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This statement clarifies the meaning of the term “conditional asset retirement” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligations can be estimated. This statement becomes effective for the Company in the fourth quarter of 2005. Adoption of this standard will not have a material impact on the Company.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report.)

OVERVIEW

Chapter 11 Overview

During the first half of 2005, we have continued our efforts to formulate a Plan of Reorganization (“Plan”) that resolves the Company’s historic asbestos liability while treating all of our creditors fairly and equitably. Our objective has been to work with all of our creditors in an attempt to facilitate a plan that could be supported by all of them (“Consensual Plan”). Having a Consensual Plan would allow Owens Corning to move towards emergence from Chapter 11 without opposition from any of our major creditor groups. As a result, we believe that we could emerge sooner while still maximizing the value of our estate for all creditors. To date, we have been unable to reach a Consensual Plan, but we remain committed to emerging as soon as possible, even if our Plan does not have support from all of our creditor groups and we are required to seek its confirmation over the objections of certain creditors.

For the past few years, uncertainty surrounding two primary issues has negatively impacted progress in our case. Those issues were (1) substantive consolidation of Owens Corning and the other Debtor entities for purposes of the Chapter 11 proceedings and (2) estimation of the total amount of the Company’s asbestos liabilities. In the first half of 2005, there were significant developments regarding those issues.

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

The holders of the Company’s bank debt have taken the position that the Company’s estate should not be substantively consolidated. They argue that certain pre-petition loan guarantees provided to the banks by subsidiaries of Owens Corning should entitle the holders of bank debt to a preferred recovery over all other unsecured creditors. They have therefore appealed Judge Fullam’s Order, and we are awaiting a ruling on that appeal from the Third Circuit Court of Appeals. Because our currently proposed Plan of Reorganization is based upon substantive consolidation, a reversal of Judge Fullam’s Order would result in significant revisions to the terms of that Plan of Reorganization and could delay progress in our case. Because of the significance of this issue to our Plan, it has been difficult to make progress towards emergence from Chapter 11 while its final resolution has remained uncertain.

The other primary issue in our Chapter 11 proceeding has been the determination of the Company’s current and future asbestos liability. Judge Fullam conducted a six-day asbestos estimation hearing in mid-January of 2005 and, on March 31, 2005, Judge Fullam issued an Order estimating Owens Corning’s asbestos liability at $7 billion.

Judge Fullam’s Order did not specifically address the asbestos liability of Fibreboard. At this time, it is not clear when or if Judge Fullam will estimate Fibreboard’s asbestos liability. Furthermore, based on the reasoning of his decision regarding Owens Corning’s liability, it may not be necessary for him to assign a specific number to Fibreboard’s liability to enable Owens Corning to emerge from Chapter 11 under either a Consensual or non-Consensual Plan.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We are hopeful that the estimation of Owens Corning’s asbestos liability will serve as a catalyst for productive settlement discussions among our creditors. However, the holders of the Company’s bank debt have appealed Judge Fullam’s order to the Third Circuit Court of Appeals.

An external factor that also weighed heavily upon the negotiations among our various creditor groups has been the proposed Federal asbestos reform legislation pending in the United States Senate (the “FAIR Act”). The Company’s non-asbestos creditors have believed that the FAIR Act would reduce the amount of asbestos liability owed by the Company, and would therefore increase the recoveries of non-asbestos creditors.

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored the FAIR Act introduced in the United States Senate as S-852 on April 19, 2005. On May 26, 2005, the Senate Judiciary Committee passed the FAIR Act out of Committee. However, the FAIR Act has not yet been introduced on the floor of the Senate, and the timing of any such introduction remains uncertain.

Under terms of the FAIR Act, companies like Owens Corning and Fibreboard, that have filed for bankruptcy but have not yet emerged through a confirmed plan of reorganization, would be included as participants in the resolution structure. However, the legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization.

As a result of the uncertainty surrounding the FAIR Act, the Company’s current strategy is to continue to move forward in our Chapter 11 notwithstanding the pendency of the bill. The Company will continue to monitor the legislative progress of the FAIR Act, and we will evaluate any significant developments and their potential impact on our Chapter 11 Cases.

Our going forward strategy continues to be two-fold: (1) look for a compromise that will result in a Consensual Plan supported by all of our creditors and (2) in the absence of a Consensual Plan, proceed as quickly as possible to confirm our Plan of Reorganization even if it does not have the support of all creditor groups and emerge from Chapter 11.

The Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants continue to be co-plan proponents with Owens Corning with respect to our Plan of Reorganization. While there are other non-asbestos creditors who also support our Plan, there continues to be those who have objections to it, including the holders of our bank debt. While we can emerge from Chapter 11 and discharge our current and future asbestos liability without the support of non-asbestos creditors, we continue to believe that a Consensual Plan will allow us to emerge more quickly. At this time, however, we cannot predict when the Company will be able to confirm a Plan of Reorganization and successfully emerge.

Throughout the first half of 2005, we have continued to profitably grow our business while operating in Chapter 11. For the foreseeable future, we do not believe that continuing to operate in Chapter 11 will inhibit our ability to successfully run and grow our business.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operations Overview

During the first half of 2005, we experienced a continued environment of high demand for many of our products. The table below provides a summary of our sales and income (loss) from operations for the second quarters and first six months of 2005 and 2004:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions of dollars)
Sales	$1,590	$1,441	$2,992	$2,650

Percent change from prior year	10.3%	16.3%	12.9%	11.7%

Income (Loss) from operations	$169	$94	$(4,112)	$128

Income (Loss) from operations as percent of sales	10.6%	6.5%	(137.4)%	4.8%

These results reflect strong demand in our markets and improved pricing over the prior year resulting in sales increases of 10.3% in the second quarter and 12.9% for the first half of 2005 compared to the same periods of 2004.

Because of the nature of certain costs and expenses related to our Chapter 11 proceedings, asbestos liability, and restructuring activities, management does not find reported income from operations to be the most useful financial measure of the Company’s year-to-year operational performance. These costs and expenses are related primarily to the Chapter 11 process, liabilities that are not the result of current operations of the Company and activities necessitated by our anticipated plan of reorganization. Management does not expect these costs and expenses to continue on an ongoing basis after the Company emerges from bankruptcy. In addition, results for the second quarter and first six months of 2005 reflect a one-time credit of approximately $13 million due to a legislative change related to Ohio tax law.

Management measures operating performance by excluding Chapter 11 related reorganization items, provisions for asbestos litigation claims and the other costs and expenses referenced in the preceding paragraph for various purposes, including reporting results to the Board of Directors of the Company, and for analysis of performance and related employee compensation measures. Although management believes that these adjustments to income from operations provide a more meaningful representation of the Company’s performance, our operating performance excluding these items should not be considered in isolation or as a substitute for income from operations prepared in accordance with GAAP. In addition, such presentation is not necessarily indicative of the results that the Company would have achieved if the Company was not subject to Chapter 11 proceedings.

Reported income from operations increased 79.8%, to $169 million for the second quarter of 2005, compared to $94 million in the same period of 2004. Income from operations for the first six months of 2005 was a loss of $4.112 billion, primarily as a result of an additional $4.342 billion provision for asbestos liability, which the Company recognized during the first quarter as a result of the District Court issuing an opinion estimating Owens Corning’s contingent personal injury asbestos liability. Results for the second quarter and first six months of 2005 also reflect the $13 million credit due to the legislative change related to Ohio tax law.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As previously noted, management excludes certain items when it evaluates year-to-year operating performance. The table below provides detail of such items.

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In millions of dollars)
Chapter 11 related reorganization items	$(4)	$28	$32	$38
Provision for asbestos litigation claims	—	—	4,342	—
Restructuring and other charges (credits)	(13)	—	(13)	(5)

Total of items	$(17)	$28	$4,361	$33

Excluding these items, operating performance improved approximately 24.6% during the second quarter and 54.7% for the first half of 2005 compared to the same periods of 2004.

Major factors affecting the performance of our Building Materials Systems segment during 2005 include the following:

•	A continued attractive interest rate environment for mortgages and refinancing in 2005 resulted in continued strength in the United States housing markets, positively impacting demand for products.

•	The high demand for Building Materials Systems segment products has enabled us to improve our operating efficiency, as several of our manufacturing facilities continue to operate at very high utilization rates.

•	Continued increases in costs for energy-related commodities (including natural gas, asphalt, and resin) and services (including delivery costs) impacted all of our product lines within this segment to some extent. While not the case for each product line, in total we have been able to mitigate the impact of these higher costs through improved operating efficiencies and by achieving additional price increases where appropriate.

•	Increased demand for our residential roofing products in the southeastern United States, driven in part by the Florida hurricanes in 2004.

Major factors affecting the performance of our Composites Solutions segment during 2005 include the following:

•	Global demand for glass fibers continued to strengthen during the first half of 2005, stabilizing what had been an environment of declining prices in 2004.

•	Planned downtime for maintenance and furnace rebuilds in several plant locations contributed to higher manufacturing costs and a decreased operating efficiency during the second quarter.

•	Continued increases in costs for energy-related commodities and services adversely impacted this segment; however, the stabilized pricing environment and higher volumes offset the impact of these increased costs.

•	Approximately $10 million of the improvement in income from operations compared to 2004 is the result of business interruption costs expensed in the first half of 2004 related to a 2003 flood at the L’Ardoise, France manufacturing plant. These costs (and similar costs expensed in the third quarter) were recovered from insurance proceeds in the fourth quarter of 2004.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity

Cash flow provided by operations was $54 million for the first six months of 2005, compared to $56 million for the same period of 2004. This decrease in cash from operations was primarily driven by a larger seasonal inventory build in 2005. We ended the quarter with a cash balance of $1.048 billion.

Safety

We believe that safety is everyone’s responsibility and that all accidents are preventable. Consequently, we have made safety a top Company priority. We measure our progress on safety based on two measures, the OSHA Recordable Incident Rate (“ORIR”) and the Combined Occupational Disability Index (“CODI”). CODI is a subset of ORIR and includes the more severe incidents that involve lost or restricted time. The table below provides our performance for the first six months of 2005 and the years ending 2004 and 2003:

	Six Months Ended June 30, 2005	Year Ended 2004	Year Ended 2003
ORIR	2.08	3.03	3.85
Percent improvement	31%	21%	31%

CODI rate	1.20	1.91	2.06
Percent improvement	37%	7%	29%

Outlook

Based on market data through the first six months of 2005, our outlook for the remainder of the year remains positive. However, looking forward, we are cautious about the ability of the United States economy to maintain the current level of housing demand and believe a rising interest rate environment could cause the United States housing market to soften from the recent high levels. In addition, the global demand for energy related commodities and services is likely to continue to exert pressure on our margins and we anticipate we will need to continue to realize price increases to offset inflation. We continue to invest to improve the manufacturing efficiency of our current plants and selectively expand capacity. We also continue to monitor our markets for signs of any potential downturn.

RESULTS OF OPERATIONS

Sales and Profitability for the Quarter Ended June 30, 2005 and 2004

NET SALES

Net sales for the quarter ended June 30, 2005 were $1.590 billion, a 10.3% increase from the 2004 level of $1.441 billion. This increase was primarily the result of favorable pricing actions and higher volumes in both operating segments compared to last year. The increased volumes are a result of continued strength in the United States housing and remodeling markets, an improving global economy, and strong demand for our residential roofing products in the southeastern United States, driven in part by the Florida hurricanes in 2004.

Sales outside the United States represented 16% of total sales for the quarters ended June 30, 2005 and 2004.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PROFITABILITY

	Quarter ended June 30,
	2005	2004
	(In millions of dollars)
Sales	$1,590	$1,441

Gross margin	$312	$263
As a percent of sales	19.6%	18.3%

Marketing and administrative expense	$141	$129
As a percent of sales	8.9%	9.0%

Income from operations	$169	$94

Income tax expense	$99	$56

Net income	$67	$33

GROSS MARGIN

Gross margin as a percent of sales improved by 1.3% in the second quarter of 2005 compared to the same period of 2004. The improvement in gross margin is primarily attributable to improved pricing and higher volumes in both segments and operating efficiency improvements in the Building Materials segment. These gains more than offset energy, material and product delivery related inflation during the quarter and decreased efficiencies in our Composite Solutions segment due to planned maintenance on some of our manufacturing facilities.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $141 million during the quarter ended June 30, 2005. As a percent of sales, these expenses declined slightly compared to the second quarter of 2004.

INCOME FROM OPERATIONS

The increase in income from operations was primarily due to improved margins and operating efficiencies combined with a decrease in Chapter 11 related charges. The decrease in Chapter 11 related charges was primarily a result of changes in the amount of unrealized gains/loss due to the fair market value adjustment for securities held in the Fibreboard Settlement Trust. Additionally, as described more fully below, as the result of Ohio state tax legislation during the second quarter of 2005, the Company recorded $13 million of other income to establish a long term asset for credits that can be used to offset certain future Ohio tax obligations.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX EXPENSES

The Company’s effective tax rate for the second quarter of 2005 was 59%, compared to 60% in 2004. The effective tax rates for both years reflect the deductibility of certain Chapter 11 related reorganization expenses. The second quarter of 2005 also includes the impact of new Ohio state tax legislation, which is described more fully below, while the second quarter of 2004 included a $12 million provision for state tax liability to adjust for legislation and enforcement related to the deductibility of certain items.

On June 30, 2005, new Ohio state tax legislation was signed into law. This legislation creates several changes impacting the amount and type of tax the Company will pay the State of Ohio in the future. Some of the significant changes impacting the Company include the phase out of the Ohio state corporate income and franchise taxes, the phase in of a new tax based on gross receipts in the state of Ohio, and the elimination of Ohio tangible personal property and inventory taxes. The net impact of this new legislation is expected to be favorable to the Company, as the Company has historically paid more for the taxes being phased out or eliminated than it will for the new taxes being created.

Due to the phase out of Ohio corporate income taxes, the Company recognized an additional tax provision of approximately $31 million during the second quarter of 2005, primarily due to the write-off of Ohio deferred tax assets, including net operating loss carryforwards that will no longer be utilized to offset income taxes. However, the state of Ohio will allow us to recognize, over a 25 year period, approximately $25 million of the amounts written off as credits to the new gross receipts tax. Therefore, the Company recognized the present value of these credits during the second quarter of 2005, resulting in additional income from operations of approximately $13 million. Accordingly, the impact of this new legislation on net income during the second quarter was a charge of $18 million.

NET INCOME

For the quarter ended June 30, 2005, Owens Corning reported net income of $67 million, or $1.13 per share, compared to net income of $33 million, or $0.55 per share, for the second quarter of the prior year. The increase in 2005 was primarily due to the factors described above.

As a result of the Filing, contractual interest expense has not been accrued or recorded on pre-petition debt of the Debtors since the Petition Date. From the Petition Date through June 30, 2005, contractual interest expense not accrued or recorded on pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $738 million, of which $41 million relates to the second quarter of 2005, $80 million relates to the first six months of 2005, and $35 million and $69 million, respectively, relate to the same two periods of 2004. Of the total calculated amount, approximately $252 million relates to the Pre-Petition Credit Facility, which is the subject of pre-petition guarantees issued by certain of Owens Corning’s Debtor and non-Debtor subsidiaries. There may be circumstances, such as the occurrence of favorable asbestos legislation (such as the FAIR Act) or a determination that certain debt is secured or otherwise entitled to a preference over other creditors, when post-petition interest would be determined to be payable on all or some of the Company’s pre-petition debt. Actual post-petition interest determined under the terms of pre-petition debt may vary from the calculated amounts shown above, perhaps significantly. For example, various holders of the debt under the Pre-Petition Credit Facility have stated that the amount of post-petition interest calculated under such debt would be more than double the amount shown above, or more. Accrual of any such post-petition interest would result in a charge against income in the period of accrual and could be material to the Company’s consolidated financial position and results of operations.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Sales and Profitability for the Six Months Ended June 30, 2005 and 2004

NET SALES

Net sales for the six months ended June 30, 2005 were $2.992 billion, a 12.9% increase from the 2004 level of $2.650 billion. This increase was primarily the result of favorable pricing actions in our Building Materials Systems segment and higher volumes in both operating segments. The increased volumes are a result of continued strength in the United States housing and remodeling markets, an improving global economy, and strong demand for our residential roofing products in the southeastern United States, driven in part by the Florida hurricanes in 2004.

Sales outside the United States represented 16% of total sales for the first six months of both 2005 and 2004.

PROFITABILITY

	Six Months ended June 30,
	2005	2004
	(In millions of dollars)
Sales	$2,992	$2,650

Gross margin	$547	$435
As a percent of sales	18.3%	16.4%
Marketing and administrative	$265	$244
As a percent of sales	8.9%	9.2%
Provision for asbestos litigation claims	$4,342	$—

Income (loss) from operations	$(4,112)	$128

Income tax expense	$51	$83

Net income (loss)	$(4,170)	$38

GROSS MARGIN

Gross margin as a percent of sales for the six months ended June 30, 2005 improved by 1.9% compared to the same period of 2004. The improvement in gross margin is primarily attributable to improved pricing, higher volumes and operating efficiencies. These gains more than offset energy, material and product delivery related inflation.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $265 million for the first six months of 2005. As a percent of sales, these expenses declined to 8.9%, compared to 9.2% for the first half of 2004.

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

The Company also re-evaluated its reserve for Fibreboard’s asbestos claims. Although the Court did not provide an estimate for Fibreboard’s asbestos liability, management evaluated the Court’s process for determining Owens Corning’s liability and determined that the range of possible outcomes had narrowed. Consequently, the Company determined that an additional $907 million liability should be recorded for Fibreboard, bringing the total reserve recorded for Fibreboard to $3.216 billion.

The total provision recorded for asbestos litigation claims during the first quarter 2005 was $4.342 billion. See Note 9 to the Consolidated Financial Statements for further information concerning the provision for asbestos litigation claims.

INCOME FROM OPERATIONS

The decrease in income from operations was due to the $4.342 billion provision for asbestos litigation claims taken during the first quarter of 2005. During the second quarter, income from operations was positively impacted by $13 million of other income to establish a long term asset for credits that can be used to offset certain future Ohio tax amounts resulting from Ohio state tax legislation during the second quarter of 2005.

INCOME TAX EXPENSES

In connection with the provision for asbestos litigation claims, management evaluated the amount of deferred tax assets and likelihood of realization of such deferred tax assets related to asbestos liability in light of the Company’s financial position and the Chapter 11 proceedings. As a result of such assessment, a $75 million net tax benefit was recorded in the first quarter of 2005. This was the only tax benefit recorded in connection with the first quarter 2005 asbestos-related charges, as a valuation allowance was established against the related deferred tax assets for the balance of the charges.

Due to the phase out of Ohio income taxes, the Company recognized an additional tax provision of approximately $31 million during the second quarter of 2005 primarily due to the write-off of Ohio deferred tax assets, including net operating loss carryforwards that will no longer be utilized to offset income taxes.

Based on our current income tax planning, we are of the opinion that the Company will have sufficient net operating loss carryforwards to substantially offset domestic federal tax liabilities through 2005.

NET INCOME

For the first half of 2005, Owens Corning reported a net loss of $4.170 billion, or ($75.38) per share, compared to net income of $38 million, or $0.63 per share, for the first six months of the prior year. The decrease in 2005 reflected the $4.342 billion provision for asbestos litigation claims and the other items mentioned above.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company is in the process of evaluating the nature and extent of damages and losses. The Company believes such damages and losses will be substantially covered by insurance. However, should the expected recoveries not be received, they could have an adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in the expenses being taken in periods before the insurance receipts are recorded or received.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

We ended the second quarter of 2005 with a cash balance of $1,048 million, a decrease of $77 million from December 31, 2004. The following table provides information regarding our liquidity.

	Six Months Ended June 30,
	2005	2004
	(In millions of dollars)
Cash balance	$1,048	$874
Cash flow from operations	$54	$56
Cash flow from investing activities	$(115)	$(167)
Unused committed credit lines	$103	$168

Cash flow from operations was a positive $54 million for the first six months of 2005, compared to $56 million for the same period of 2004. This decrease in cash from operations was primarily driven by a larger seasonal inventory build in 2005. Net working capital and the current ratio at June 30, 2005 were $1.391 billion and 2.51, respectively, compared to $1.114 billion and 2.27 as of June 30, 2004.

Investing activities consumed $115 million in cash during the first half of 2005, compared to $167 million during the same period in 2004. The large investing activities in 2004 included approximately $73 million for the acquisition of OC Mexico. Under expected market conditions, we anticipate spending approximately $235 million in capital investments in the last two quarters of 2005, substantially all of which are uncommitted as of June 30, 2005. We expect these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities during the first six months of 2005 resulted in a use of cash of $9 million, compared to $15 million for the same period in 2004. The use of cash in both years primarily relates to payments of outstanding debt in India, partially offset in 2005 by additional borrowings to refinance debt in India.

At June 30, 2005, we had $2.952 billion of debt subject to compromise and $77 million of other debt, compared to $2.958 billion of debt subject to compromise and $80 million of other debt at December 31, 2004.

The Company has several defined benefit pension plans. The Company expects to make contributions to the pension plans in the range of $100 million to $150 million in 2005. The contributions will be made from the Company’s current cash balance and cash generated from operations. The Company’s pension related assets increased to $467 million at June 30, 2005, from $302 million at June 30, 2004, primarily due to contributions to the pension plans and return on plan assets, partially offset by additional service costs, interest cost accrued and amortization of prior actuarial losses. The Company’s recorded long-term pension plan liability increased to $729 million at June 30, 2005, from $700 million at June 30, 2004. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. In September 2004, the credit facility was renewed for an additional 2 years. There were no borrowings outstanding under the DIP Financing at June 30, 2005; however, approximately $147 million of the availability under this facility was utilized as the result of the issuance of standby letters of credit and similar uses.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements in the ordinary course of business, such as securitization of accounts receivable and guarantees with respect to unconsolidated affiliates and other entities. There have been no significant changes in the Company’s off balance sheet arrangements during the six months ended June 30, 2005.

Other than those effects inherent to the types of arrangements described, the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. During the first six months of 2005, there were no material changes to such contractual obligations outside the ordinary course of the Company’s business.

ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R”), which eliminates the alternative to apply the intrinsic value method of accounting for stock-based compensation permitted under Statement of Financial Accounting Statements No. 123, “Accounting for Stock-Based Compensation”. The Company adopted the provisions of SFAS No. 123R during the second quarter of 2005. None of the

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company’s previously issued stock-based awards were materially impacted by the adoption of this standard and the Company does not expect to issue additional stock-based compensation while it remains in Chapter 11 proceedings.

In March 2005, the Financial Accounting Standards Board issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This statement clarifies the meaning of the term “conditional asset retirement” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligations can be estimated. This statement becomes effective for the Company in the fourth quarter of 2005. Adoption of this standard will not have a material impact on the Company.

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At June 30, 2005, a total of 60 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2005, the Company’s reserve for such liabilities was $14 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA, including liabilities associated with some of the PRP designations noted above. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

The 1990 Clean Air Act Amendments (“Act”) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA has issued final regulations for wool fiberglass and mineral wool, amino/phenolic resin manufacturing, wet formed fiberglass mat production, reinforced plastic composites production, and for asphalt roofing and processing. The Company anticipates that other relevant sources to be regulated in the near future include large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s $1.8 billion pre-petition bank credit facility (the “Pre-Petition Credit Facility”), which is in default, may file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

The Debtors filed for relief under Chapter 11 to address the growing demands on Owens Corning’s cash flow resulting from its multi-billion dollar asbestos liability. This liability is discussed in greater detail in Note 9 to the Consolidated Financial Statements.

Overseeing Federal District Court

In late 2001, all of the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the “District Court”) before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”).

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

Two creditors’ committees, one representing asbestos claimants (the “Official Committee of Asbestos Claimants”) and the other representing unsecured creditors (the “Official Committee of Unsecured Creditors”), have been appointed as official committees in the Chapter 11 Cases. In addition, the Bankruptcy Court has appointed James J. McMonagle as Legal Representative for the class of future asbestos personal injury claimants against one or more of the Debtors. The two committees and the Legal Representative have the right to be heard on all matters that come before the Bankruptcy Court.

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (as so amended through such fourth amendment, the “Plan”) in the USBC on October 24, 2003.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict the outcome of the appeal or what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order would result in significant modifications of the Plan and could delay the resolution of the Chapter 11 Cases.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability to be allowed as claims in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

Related Developments

PROPOSED ASBESTOS LEGISLATION

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Act”). The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005, but it has not yet been considered by the full Senate, and no action to do so has yet been scheduled.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

The Plan of Reorganization

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but the Plan currently contemplates that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors and equity holders thereunder.

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

As described above, on October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict the outcome of the appeal or what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order would result in significant modifications of the Plan and could delay the resolution of the Chapter 11 Cases.

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

The Plan provides that the amount of the current and future asbestos personal injury claims to be allowed in the Chapter 11 Cases against Owens Corning and Fibreboard would be determined by the Bankruptcy Court. A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, unless a consensual arrangement among all impaired creditor classes is agreed to, the Plan is expected to provide for certain “cramdown” provisions, whereby the Plan could be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the Plan and vote in favor of it.

The payment rights and other entitlements of pre-petition creditors and Owens Corning’s shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.

Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases.

Bar Dates for Filing Claims

GENERAL BAR DATE

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Generally, any holder of a claim that was required to file a claim by the General Bar Date and did not do so will be barred from asserting such claim against any of the Debtors and will not participate in any distribution in any of the Chapter 11 Cases on account of such claim.

Approximately 25,000 proofs of claim (including late-filed claims), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. As to the Pre-Petition Credit Facility, the claim total reflects only a single claim (in the amount of approximately $1.6 billion) although the holders have asserted this claim against Owens Corning and each of six other Debtors that issued a guarantee with respect to the facility. Owens Corning continues to investigate the filed claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of June 30, 2005, approximately 7,000 of the Objectionable Claims, totaling approximately $5.7 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of June 30, 2005, approximately 1,000 of these claims, totaling approximately $0.4 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, as described more fully under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements; environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $117 million, of which approximately $46 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2005.

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

As indicated above, the General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Despite this, approximately 3,300 proofs of claim (in addition to claims described above under “General Bar Date”), totaling approximately $2.6 billion, with respect to asbestos-related personal injury or wrongful death were filed with the Bankruptcy Court in response to the General Bar Date. Of these claims, Owens Corning has identified approximately 1,200, totaling approximately $0.5 billion, as Objectionable Claims. Of the remaining claims, Owens Corning believes that a substantial majority represent claimants that had previously asserted asbestos-related claims against the Company.

As noted above, under the Plan, all asbestos-related personal injury and wrongful death claims will be channeled to the section 524(g) trust, subject to approval by the Bankruptcy Court. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

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

In late 2001, all of the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the United States District Court for the District of Delaware (the “District Court”) before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”).

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

Two creditors’ committees, one representing asbestos claimants (the “Official Committee of Asbestos Claimants”) and the other representing unsecured creditors (the “Official Committee of Unsecured Creditors”), have been appointed as official committees in the Chapter 11 Cases. In addition, the Bankruptcy Court has appointed James J. McMonagle as Legal Representative for the class of future asbestos personal injury claimants against one or more of the Debtors. The two committees and the Legal Representative have the right to be heard on all matters that come before the Bankruptcy Court.

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (as so amended through such fourth amendment, the “Plan”) in the USBC on October 24, 2003.

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

On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation. In that Memorandum and Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Memorandum and Order with the Third Circuit. The Third Circuit heard oral arguments on the appeal of the Memorandum and Order on February 7, 2005. Owens Corning is unable to predict the outcome of the appeal or what the effect, if any, of the results of the appeal would be on Owens Corning and Fibreboard or their plan or plans of reorganization. However, because the currently proposed Plan of Reorganization is based upon substantive consolidation, a Third Circuit reversal of the District Court’s Order would result in significant modifications of the Plan and could delay the resolution of the Chapter 11 Cases.

ITEM 1. LEGAL PROCEEDINGS (continued)

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005. The purpose of the claims estimation hearing was to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability to be allowed as claims in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

Owens Corning believes that it is likely that the terms, conditions and provisions of the Plan will remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. The current Plan provides for partial payment of all unsecured creditors’ allowed claims, in the form of distributions of new common stock and notes of the reorganized company, and cash. Additional distributions from potential insurance and other third-party claims may also be paid to certain classes of unsecured creditors, but the Plan currently contemplates that all classes of pre-petition unsecured creditors will be impaired. Therefore, the Plan also provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares. It is impossible to predict at this time the terms and provisions of any plan or plans of reorganization that may ultimately be confirmed, when a plan or plans of reorganization will be confirmed, or the treatment of creditors and equity holders thereunder. The Plan is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

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

ITEM 1. LEGAL PROCEEDINGS (continued)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1 to the Consolidated Financial Statements. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.5 billion of other outstanding debt. As required by Statement of Position (SOP) 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $7 million, as current on the Consolidated Balance Sheet as of June 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended June 30, 2005.

ITEM 5. OTHER INFORMATION

No information is reported under this Item.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING
Registrant

Date: August 3, 2005	By:	/s/ Michael H. Thaman
Michael H. Thaman
Chairman of the Board and
Chief Financial Officer
(as duly authorized officer)

Date: August 3, 2005	By:	/s/ Roy D. Dean
Roy D. Dean
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit Number	Document Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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

Memorandum and Order dated March 31, 2005 (incorporated herein by reference to Exhibit (4) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 2005).

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