Form 10-Q
period 2005-09-30
OWENS CORNING
filed 2005-11-02
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock, par value $0.10 per share, outstanding at September 30, 2005

55,341,765

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except per share data)
NET SALES	$1,618	$1,541	$4,610	$4,191
COST OF SALES	1,315	1,244	3,760	3,459

Gross margin	303	297	850	732

OPERATING EXPENSES
Marketing and administrative expenses	144	131	409	375
Science and technology expenses	15	12	43	34
Chapter 11 related reorganization items	8	(5)	40	33
Provision for asbestos litigation claims – Owens Corning	(1)	(3)	3,434	(3)
Provision for asbestos litigation claims – Fibreboard	—	—	907	—
Other	(2)	9	(10)	12

Total operating expenses	164	144	4,823	451

INCOME (LOSS) FROM OPERATIONS	139	153	(3,973)	281

Interest expense (income), net	539	(14)	540	(12)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(400)	167	(4,513)	293
Income tax expense (benefit)	(134)	71	(83)	154

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	(266)	96	(4,430)	139
Minority interest and equity in net earnings of affiliates	(1)	(2)	(7)	(7)

NET INCOME (LOSS)	$(267)	$94	$(4,437)	$132

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$(4.82)	$1.70	$(80.19)	$2.38

Diluted net income (loss) per share	$(4.82)	$1.57	$(80.19)	$2.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.3	55.3	55.3

Diluted	55.3	59.9	55.3	59.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30, 2005	December 31, 2004
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$1,213	$1,125
Receivables, less allowances of $20 million in 2005 and $18 million in 2004	722	527
Inventories	518	445
Other current assets	35	31

Total current	2,488	2,128

OTHER
Restricted cash – asbestos and insurance related	189	188
Restricted cash, securities, and other – Fibreboard	1,428	1,418
Deferred income taxes	1,103	999
Pension-related assets	492	499
Goodwill	203	198
Investment in affiliates	79	82
Other noncurrent assets	195	117

Total other	3,689	3,501

PLANT AND EQUIPMENT, at cost
Land	80	80
Buildings and leasehold improvements	800	803
Machinery and equipment	3,312	3,293
Construction in progress	151	128

	4,343	4,304
Accumulated depreciation	(2,378)	(2,294)

Net plant and equipment	1,965	2,010

TOTAL ASSETS	$8,142	$7,639

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	September 30, 2005	December 31, 2004
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$926	$909
Accrued post-petition interest/fees on pre-petition debt	538	—
Short-term debt	16	11
Long-term debt – current portion	32	31

Total current	1,512	951

LONG-TERM DEBT	37	38

OTHER
Pension plan liability	730	731
Other employee benefits liability	407	401
Other	194	178

Total other	1,331	1,310

LIABILITIES SUBJECT TO COMPROMISE	13,505	9,171

COMPANY OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES – SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

MINORITY INTEREST	49	49

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,884)	(4,447)
Accumulated other comprehensive loss	(305)	(330)
Other	(1)	(1)

Total stockholders’ deficit	(8,492)	(4,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,142	$7,639

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$(4,437)	$132
Reconciliation of net cash from operating activities
Noncash items:
Provision for asbestos litigation claims	4,342	—
Provision for depreciation and amortization	177	167
Provision for impairment of fixed assets	6	—
Provision (credit) for deferred income taxes	(133)	81
Provision for pension and other employee benefits	86	88
Provision for post-petition interest/fees on pre-petition debt	538	—
Other	13	27
Increase in receivables	(205)	(200)
Increase in inventories	(81)	(37)
Increase in accounts payable and accrued liabilities	57	44
Pension fund contribution	(47)	(225)
Payments for other employee benefits	(24)	(23)
Increase in restricted cash, securities, and other – Fibreboard	(11)	(19)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	1	3
Other	(16)	21

Net cash flow from operations	266	59

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(175)	(147)
Investment in subsidiaries, net of cash acquired	(3)	(86)
Proceeds from the sale of assets or affiliate	8	7

Net cash flow from investing	(170)	(226)

NET CASH FLOW FROM FINANCING
Proceeds from issuing long-term debt	7	—
Payments on long-term debt	(13)	(13)
Net increase in short-term debt	(2)	—
Net decrease in subject to compromise	(3)	(5)
Other	2	—

Net cash flow from financing	(9)	(18)

Effect of exchange rate changes on cash	1	2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88	(183)
Cash and cash equivalents at beginning of period	1,125	1,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,213	$822

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s primary pre-petition bank credit facility (the “Pre-Petition Credit Facility”), which is in default, may file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

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

The holders of the debt under the Pre-Petition Credit Facility, and certain other members of the major non-asbestos creditor groups, have indicated that they continue to oppose the Plan. There can be no assurance that a plan supported by Owens Corning and less than all of the major creditor groups will be confirmed by the Bankruptcy Court and consummated. The Debtors have the exclusive right to file and solicit acceptances to a plan of reorganization through November 14, 2005. In addition, Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

Any plan of reorganization is subject to confirmation by the Bankruptcy Court. Because the Plan is based on certain assumptions, negotiating positions and valuations that have changed in light of, among other things, the legal developments discussed below or are otherwise subject to change, it is expected that the Plan will be significantly amended prior to confirmation. In particular, the Plan, as it relates to Debtors other than Fibreboard, is currently premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation (the “Substantive Consolidation Order”). In the Substantive Consolidation Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Substantive Consolidation

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Order with the Third Circuit. On August 15, 2005, the Third Circuit reversed the Substantive Consolidation Order. The Legal Representative for the class of future asbestos personal injury claimants and certain designated members of the Official Committee of Unsecured Creditors subsequently filed petitions for rehearing en banc of the Third Circuit’s decision. Those petitions for rehearing were denied by the Third Circuit on September 28, 2005. The Third Circuit’s reversal of the District Court’s Substantive Consolidation Order, unless reversed by the United States Supreme Court (if an appeal from the Third Circuit’s decision is filed), is expected to result in significant modifications of the Plan and may impact the relative amounts ultimately payable to the Company’s various creditor classes, including the extent to which post-petition interest and certain other post-petition fees may be payable on the Pre-Petition Credit Facility.

As a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s current evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, Owens Corning has recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005, in the amount of $531 million ($322 million after tax) relating to post-petition interest and $7 million ($4 million after tax) relating to certain other post-petition fees. These expenses have been accrued at this time because Owens Corning has determined that, based upon the Third Circuit’s reversal of the Substantive Consolidation Order and Owens Corning’s resulting evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, it is probable that such expenses will be payable by certain of the Debtors and/or non-Debtor subsidiaries which are either obligors under, or guarantors of, the Pre-Petition Credit Facility. The recorded amount of $538 million is Owens Corning’s best estimate of the potential liability for post-petition interest and certain other post-petition fees on the Pre-Petition Credit Facility through September 30, 2005 and, with respect to interest, reflects the application of the Base Rate plus 2% (as described below) applied on a non-compounding basis. However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings). Moreover, the actual amount of post-petition interest and fees, if any, that may be payable with respect to the Pre-Petition Credit Facility is subject to various factors, including the outcome of negotiations among various creditor constituencies and/or the resolution of litigation between various claimants regarding the liability of Owens Corning and its subsidiaries for certain pre-petition liabilities. Absent developments that alter Owens Corning’s determination as to the probability that post-petition interest and other fees will be payable or the best estimate of the amount of post-petition interest and other fees that may be payable, and subject to the distributable values it estimates from time to time are available to satisfy such post-petition interest and other fees under the Pre-Petition Credit Facility on a non-substantively consolidated basis, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate (as defined in the Pre-Petition Credit Facility) plus 2%. The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum. Actual amounts of post-petition interest and other fees, if any, that are ultimately determined payable under the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005 or for future periods may be significantly higher or lower than the amounts indicated above. For example, certain holders of debt under the Pre-Petition Credit Facility have taken the position that the provisions of the Pre-Petition Credit Facility should be interpreted as providing for post-petition interest amounts that are in the range of double the amounts indicated above, whereas certain other parties have taken the position that there exist legal theories under which no post-petition interest would be payable.

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

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Further proceedings on this matter have been voluntarily continued by the movants on a monthly basis.

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

The Plan of Reorganization

In light of the Third Circuit’s reversal of the Substantive Consolidation Order described above, Owens Corning expects that the terms, conditions and provisions of the Plan will change significantly and will likely remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. For example, the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order, unless reversed by the United States Supreme Court, may impact the relative amounts ultimately payable to the Company’s various creditor classes, including the extent to which post-petition interest may be payable on the Pre-Petition Credit Facility. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed.

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

Since, as described above, it is likely that the Plan will be substantially revised and will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of inter-company claims, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its direct and indirect subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s Pre-Petition Credit Facility or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc. (“Exterior”), an indirect wholly-owned subsidiary of Owens Corning, pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. As described above, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s current evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, Owens Corning has recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005, in the amount of $531 million ($322 million after tax) relating to post-petition interest and $7 million ($4 million after tax) relating to certain other post-petition fees. These expenses have been accrued at this time because Owens Corning has determined that, based upon the Third Circuit’s reversal of the Substantive Consolidation Order and Owens Corning’s resulting evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, it is probable that such expenses will be payable by certain of the Debtors and/or non-Debtor subsidiaries which are either obligors under, or guarantors of, the Pre-Petition Credit Facility. In the event that no acceptable alternative arrangement is reached to release such entities from their guaranty obligations, it is possible that IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, may file for relief under Chapter 11 of the Bankruptcy Code, and may join in the proposal of a plan or plans of reorganization consistent with the Plan as such may be modified as discussed above.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, unless a consensual arrangement among all impaired creditor classes is agreed to, the Company’s plan of reorganization is expected to provide for certain “cramdown” provisions, whereby the plan could be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the plan and vote in favor of it.

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

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of September 30, 2005, approximately 7,000 of the Objectionable Claims, totaling approximately $5.7 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of September 30, 2005, approximately 1,000 of these claims, totaling approximately $0.4 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements); environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $95 million, of which approximately $28 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2005.

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

By motions filed on various dates, the Debtors have requested a stay of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to rulings of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until February 28, 2006. The Pre-Petition Credit Facility Action has been continued indefinitely by the District Court.

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

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Filing, contractual interest expense on pre-petition debt of the Debtors other than the Pre-Petition Credit Facility has not been accrued or recorded since the Petition Date. From the Petition Date through September 30, 2005, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $513 million, of which $26 million relates to the third quarter of 2005, $77 million relates to the first nine months of 2005, and $26 million and $77 million, respectively, relates to the same two periods of 2004. In addition, as a result of the Filing, contractual interest expense on Owens Corning’s Pre-Petition Credit Facility had not been accrued or recorded between the Petition Date and the quarter ended September 30, 2005. As a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s current evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, Owens Corning has recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005, in the amount of $531 million ($322 million after tax) relating to post-petition interest and $7 million ($4 million after tax) relating to certain other post-petition fees. These expenses have been accrued at this time because Owens Corning has determined that, based upon the Third Circuit’s reversal of the Substantive Consolidation Order and Owens Corning’s resulting evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, it is probable that such expenses will be payable by certain of the Debtors and/or non-Debtor subsidiaries which are either obligors under, or guarantors of, the Pre-Petition Credit Facility. The recorded amount of $538 million is Owens Corning’s best estimate of the potential liability for post-petition interest and certain other post-petition fees on the Pre-Petition Credit Facility through September 30, 2005 and, with respect to interest, reflects the application of the Base Rate plus 2% (as described below) applied on a non-compounding basis. However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings). Moreover, the actual amount of post-petition interest and fees, if any, that may be payable with respect to the Pre-Petition Credit Facility is subject to various factors, including the outcome of negotiations among various creditor constituencies and/or the resolution of litigation between various claimants regarding the liability of Owens Corning and its subsidiaries for certain pre-petition liabilities. Absent developments that alter Owens Corning’s determination as to the probability that post-petition interest and other fees will be payable or the best estimate of the amount of post-petition interest and other fees that may be payable, and subject to the distributable values it estimates from time to time are available to satisfy such post-petition interest and other fees under the Pre-Petition Credit Facility on a non-substantively consolidated basis, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate (as defined in the Pre-Petition Credit Facility) plus 2%. The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum. Actual amounts of post-petition

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

interest and other fees, if any, that are ultimately determined payable under the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005 or for future periods may be significantly higher or lower than the amounts indicated above. For example, certain holders of debt under the Pre-Petition Credit Facility have taken the position that the provisions of the Pre-Petition Credit Facility should be interpreted as providing for post-petition interest amounts that are in the range of double the amounts indicated above, whereas certain other parties have taken the position that there exist legal theories under which no post-petition interest would be payable.

At September 30, 2005, the Company had $1.213 billion of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at September 30, 2005; however, approximately $148 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

As noted above, the Consolidated Financial Statements reflect expenses with respect to the Pre-Petition Credit Facility in the amount of $538 million relating to post-petition interest and certain other post-petition fees for the period from the Petition Date through September 30, 2005. Since the Company is in default on the debt underlying these amounts, the accrual is recorded as a current liability on the Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions of dollars)
NET SALES	$1,384	$1,331	$3,951	$3,611
COST OF SALES	1,151	1,111	3,302	3,077

Gross margin	233	220	649	534

OPERATING EXPENSES
Marketing and administrative expenses	126	116	357	330
Science and technology expenses	13	10	38	30
Chapter 11 related reorganization items	8	(5)	40	33
Provision (credit) for asbestos litigation claims – Owens Corning	(1)	(3)	3,434	(3)
Provision for asbestos litigation claims – Fibreboard	—	—	907	—
Other	(15)	(9)	(58)	(38)

Total operating expenses	131	109	4,718	352

INCOME (LOSS) FROM OPERATIONS	102	111	(4,069)	182

Interest expense, net	538	1	539	2

Interest income from non-Debtors	14	15	42	42

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(422)	125	(4,566)	222
Income tax expense (benefit)	(146)	42	(102)	115

INCOME (LOSS) BEFORE EQUITY IN NET EARNINGS OF AFFILIATES	(276)	83	(4,464)	107

Equity in net earnings of affiliates	—	—	1	1

NET INCOME (LOSS)	$(276)	$83	$(4,463)	$108

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

	September 30, 2005	December 31, 2004
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$847	$725
Receivables (net of allowance for doubtful accounts)	554	408
Receivables – non-Debtors	1,137	1,085
Inventories	353	295
Other current assets	24	34

Total current	2,915	2,547

OTHER
Restricted cash – asbestos and insurance related	189	188
Restricted cash, securities, and other – Fibreboard	1,428	1,418
Deferred income taxes	996	887
Pension-related assets	405	415
Goodwill	55	55
Investment in affiliates	31	30
Investment in non-Debtor subsidiaries	762	762
Other noncurrent assets	139	68

Total other	4,005	3,823

PLANT AND EQUIPMENT, at cost
Land	38	39
Buildings and leasehold improvements	593	597
Machinery and equipment	2,321	2,270
Construction in progress	96	93

	3,048	2,999
Accumulated depreciation	(1,705)	(1,632)

Net plant and equipment	1,343	1,367

TOTAL ASSETS	$8,263	$7,737

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	September 30, 2005	December 31, 2004
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$715	$649
Accounts payable and accrued liabilities – non-Debtors	21	25
Accrued post-petition interest/fees on pre-petition debt	538	—
Long-term debt – current portion	1	1

Total current	1,275	675

LONG-TERM DEBT	10	7

OTHER
Pension plan liability	618	617
Other employee benefits liability	390	384
Other	177	159

Total other	1,185	1,160

LIABILITIES SUBJECT TO COMPROMISE	14,164	9,831

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,734)	(4,271)
Accumulated other comprehensive loss	(329)	(358)
Other	(6)	(5)

Total stockholders’ deficit	(8,371)	(3,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,263	$7,737

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$(4,463)	$108
Reconciliation of net cash from operating activities
Noncash items:
Provision for asbestos litigation claims	4,342	—
Provision for depreciation and amortization	127	121
Provision for impairment of fixed assets	6	—
Provision (credit) for deferred income taxes	(130)	75
Provision for pension and other employee benefits	78	78
Provision for post-petition interest/fees on pre-petition debt	538	—
Other	6	28
Increase in receivables and receivables – non-Debtors	(198)	(243)
Increase in inventories	(59)	(19)
Increase in accounts payable and accrued liabilities and accounts payable and accrued liabilities – non-Debtors	59	73
Payments for other employee benefits	(22)	(22)
Increase in restricted cash, securities, and other – Fibreboard	(11)	(19)

Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	1	3
Pension fund contribution	(39)	(222)
Other	6	16

Net cash flow from operations	241	(23)

NET CASH FLOW FROM INVESTING

Additions to plant and equipment	(120)	(104)
Investment in subsidiaries, net of cash acquired	4	(3)

Net cash flow from investing	(116)	(107)

NET CASH FLOW FROM FINANCING

Net decrease in subject to compromise	(3)	(5)
Other	—	1

Net cash flow from financing	(3)	(4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	122	(134)

Cash and cash equivalents at beginning of period	725	645

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$847	$511

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	September 30, 2005	December 31, 2004
	(In millions of dollars)
Accounts payable	$208	$209
Accrued interest payable	40	40
Debt	2,952	2,958
Income taxes payable	89	90
Reserve for asbestos litigation claims – Owens Corning	7,000	3,565
Reserve for asbestos-related claims – Fibreboard	3,216	2,309

Total consolidated	13,505	9,171

Payables to non-Debtors	659	660

Total Debtor	$14,164	$9,831

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions of dollars)
Professional fees	$11	$11	$51	$39
Payroll and compensation	6	5	16	12
Investment income	(10)	(23)	(25)	(22)
Other, net	1	2	(2)	4

Total	$8	$(5)	$40	$33

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
	(In millions of dollars)
NET SALES

Reportable Segments

Building Materials Systems
United States	$1,209	$1,162	$3,404	$3,113
Europe	1	2	2	7
Canada and other	98	90	258	227

Total Building Materials Systems	1,308	1,254	3,664	3,347

Composite Solutions
United States	151	139	459	413
Europe	93	93	300	272
Canada and other	66	55	187	159

Total Composite Solutions	310	287	946	844

Total reportable segments	$1,618	$1,541	$4,610	$4,191

External Customer Sales by Geographic Region

United States	$1,360	$1,301	$3,863	$3,526
Europe	94	95	302	279
Canada and other	164	145	445	386

NET SALES	$1,618	$1,541	$4,610	$4,191

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. SEGMENT DATA (continued)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions of dollars)
INCOME FROM OPERATIONS

Reportable Segments

Building Materials Systems
United States	$153	$139	$398	$293
Europe	—	—	—	—
Canada and other	17	26	41	48

Total Building Materials Systems	170	165	439	341

Composite Solutions
United States	21	18	59	41
Europe	1	(2)	3	(8)
Canada and other	1	5	6	20

Total Composite Solutions	23	21	68	53

Total reportable segments	$193	$186	$507	$394

Geographic Regions

United States	$174	$157	$457	$334
Europe	1	(2)	3	(8)
Canada and other	18	31	47	68

Total reportable segments	$193	$186	$507	$394

Reconciliation to Consolidated Income Before Income Tax Expense

Other credits	—	—	13	5
Chapter 11 related reorganization items	(8)	5	(40)	(33)
Provisions for asbestos litigation claims	1	3	(4,341)	3
General corporate expense	(47)	(41)	(112)	(88)
Interest expense (income), net	(539)	14	(540)	12

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$(400)	$167	$(4,513)	$293

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

4. INVENTORIES

Inventories are summarized as follows:

	September 30, 2005	December 31, 2004
	(In millions of dollars)
Finished goods	$484	$425
Materials and supplies	173	139

FIFO inventory	657	564
Excess of FIFO over LIFO	(139)	(119)

Total inventories	$518	$445

Approximately $301 million and $274 million of FIFO inventories were valued using the LIFO method at September 30, 2005 and December 31, 2004, respectively.

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

Excluding fluctuations in currency, the only significant changes in goodwill during the nine-month period ended September 30, 2005 were the result of final purchase accounting adjustments related to the Company’s acquisition of Vitro-Fibras, S.A. (“OC Mexico”), including allocating the goodwill recorded on this purchase between business segments. The $203 million balance of goodwill at September 30, 2005 was comprised of $36 million for the Composite Solutions segment and $167 million for the Building Materials Systems segment.

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $2 million in the first nine months of both 2005 and 2004. The Company estimates that amortization of intangibles will be approximately $2 to $3 million annually for each of the next five years. As of September 30, 2005, the weighted average lives of intangibles ranged between 7 and 13 years, with a net carrying amount of approximately $13 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. ACQUISITIONS

On April 2, 2004, the Company purchased the remaining 60% ownership interest in its Mexican affiliate, OC Mexico, for approximately $73 million. The Company accounted for this transaction under the purchase method of accounting. During the first quarter of 2004, this affiliate was accounted for under the equity method. The Company began consolidating this subsidiary in April 2004. The proforma effect of this acquisition on revenues and earnings was not material.

7. WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the quarter ended September 30, 2005 is as follows:

(In millions of dollars)
Balance at December 31, 2004	$48
Amounts accrued for current year	13
Adjustment of preexisting accrual estimates	13
Settlements of warranty claims	(13)

Balance at September 30, 2005	$61

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides information regarding pension expense recognized during the year:

	Quarter Ended September 30,
	2005			2004
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost

Service cost	$6	$1	$7	$5	$1	$6
Interest cost	14	5	19	14	5	19
Expected return on plan assets	(15)	(5)	(20)	(14)	(5)	(19)
Amortization of transition amount	—	(1)	(1)	—	—	—
Amortization of prior service cost	1	—	1	—	—	—
Amortization of actuarial loss	10	2	12	11	2	13

Net periodic pension cost	$16	$2	$18	$16	$3	$19

	Nine Months Ended September 30,
	2005			2004
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Components of Net Periodic Pension Cost

Service cost	$16	$3	$19	$16	$2	$18
Interest cost	43	15	58	43	15	58
Expected return on plan assets	(45)	(15)	(60)	(41)	(14)	(55)
Amortization of transition amount	—	(1)	(1)	—	(1)	(1)
Amortization of prior service cost	3	—	3	—	—	—
Amortization of actuarial loss	31	6	37	31	7	38

Net periodic pension cost	$48	$8	$56	$49	$9	$58

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated U.S. and Non-U.S. Plans for the year:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions of dollars)
Components of Net Periodic Benefit Cost

Service cost	$2	$3	$7	$6
Interest cost	6	7	19	21
Amortization of prior service cost	(1)	(1)	(4)	(4)
Amortization of actuarial loss	1	1	2	5

Net periodic benefit cost	$8	$10	$24	$28

During the third quarter of 2005, the Company announced plans to change certain provisions of the U.S. postretirement health care plans, effective January 1, 2006. Based on a preliminary estimate, it is anticipated that the change will initially result in a decrease of the accumulated postretirement benefits obligation by approximately $35 million.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

As more fully discussed in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors. Ultimately, it is anticipated that Owens Corning’s total liability for asbestos claims will be determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed. In this respect, a six-day claims estimation hearing to establish the amount of current and future asbestos liability to be allowed in the Chapter 11 Cases was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that it should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing with respect to such appeal has not yet been completed. The $7 billion asbestos liability estimated by the District Court for Owens Corning exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. As described more fully under the heading “Reserve” below, as a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At September 30, 2005, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s Consolidated Balance Sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

At this time, Owens Corning is unable to predict what the treatment of funds held in Undistributed Administrative Deposits will ultimately be under the terms of any plan or plans of reorganization. However, in 2001, the holder of approximately $49 million of Undistributed Administrative Deposits for Owens Corning (and approximately $28 million of similar Undistributed Administrative Deposits for Fibreboard) filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds (“Subject Deposits”) to the escrow beneficiaries. As the result of hearings held on June 20 and July 22, 2002, the Bankruptcy Court has ruled that escrow beneficiaries that had received both written notice of approval for payment and an initial payment from the Subject Deposits prior to the Petition Date would be entitled to receive their remaining payments (plus post-judgment interest after June 20, 2002) from the principal of the Subject Deposits, with the balance of the Subject Deposits, if any, plus any other investment proceeds to be returned to Owens Corning (or Fibreboard, as appropriate) as contributor of the deposits. The Official Committee of Unsecured Creditors and the Legal Representative for the class of future asbestos claimants have each filed a notice of appeal from the order, and the matter has been fully briefed but has not been decided by the District Court.

Reserve

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of approximately $1.1 billion in 1996, $1.4 billion in 1998, $1.0 billion in 2000 and $1.4 billion in 2002. For the reasons stated below, as a result of the Memorandum and Order of the District Court issued on March 31, 2005, estimating the total asbestos-related liability of Owens Corning at $7 billion, Owens Corning increased its reserve for potential asbestos-related liabilities by $3.435 billion for the first quarter of 2005, so that its recorded reserve for Owens Corning’s asbestos-related liabilities equaled the District Court’s estimate. Consequently, as of September 30, 2005, a reserve of $7 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

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

As discussed in Item A above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on October 24, 2003 a proposed fourth amended joint plan of reorganization for the Debtors (including

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Fibreboard). Ultimately, it is anticipated that Fibreboard’s (and Owens Corning’s) total liability for asbestos claims will be finally determined after a lengthy period of negotiations and, if necessary, by the Bankruptcy Court, taking into account numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed.

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

As of September 30, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.301 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s Consolidated Balance Sheet as restricted assets. At September 30, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 10 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos. The amount estimated by the Court exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005, so that it equaled the high end of the range of estimates of Fibreboard’s liability for asbestos claims that had been provided by Owens Corning’s valuation experts for use in the estimation hearing. Consequently, as of September 30, 2005, a reserve of approximately $3.216 billion in respect of Fibreboard’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. Ultimately, it is anticipated that the aggregate value of Fibreboard’s current and future asbestos personal injury claims will be determined as a result of negotiations involving the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants and other interested constituencies or, if necessary, by the Bankruptcy Court. It is not possible to predict the outcome of such negotiations or court determination at this time. The ultimate determination of such liabilities will take into account

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

numerous factors not present in the Company’s pre-petition environment. Such factors include the claims of competing creditor groups as to the appropriate treatment of their allowed claims in the plan or plans of reorganization, the size of the total asbestos liability, the total number of present asbestos claims allowed, and the total amount of future asbestos claims allowed. In light of the above, at this time Owens Corning is unable to predict what the treatment of funds held in the Fibreboard Settlement Trust and in Undistributed Administrative Deposits in respect of Fibreboard claims will be under the terms of any plan or plans of reorganization ultimately confirmed.

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

Insurance

As of September 30, 2005, Owens Corning’s Consolidated Financial Statements reflect $4 million in unexhausted insurance coverage (net of deductibles and self-insured retentions) under its liability insurance policies applicable to asbestos personal injury claims. This amount represented unconfirmed potential non-products coverage with excess level insurance carriers, as to which Owens Corning had estimated its probable recoveries.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

During 2005, Owens Corning received payments of approximately $1 million in respect of a previous settlement with a bankrupt insurance carrier concerning coverage for asbestos-related personal injury claims.

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. On March 9, 2004, the Court granted class certification as to those claims relating to written representations but denied certification as to claims relating to alleged oral representations. A status conference on this matter is set for November 8, 2005. Owens Corning believes that the claim is without merit.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class. The USBC has continued class certification for pre-petition claimants pending mediation of the claims. In addition, Owens Corning has been named a defendant in a purported class action, originally filed in the Superior Court for the County of San Joaquin, California, on behalf of post-petition claimants with respect to such product. Subsequently, Owens Corning removed the California proceeding to the United States Bankruptcy Court for the Eastern District of California (“CBC”), and the CBC, upon Owens Corning’s motion, ordered that the proceeding be transferred to the USBC. In late October, 2005, Owens Corning reached an agreement in principle to settle both purported class actions. The settlement is subject to final documentation and to approval by the Bankruptcy Court. The settlement amount is fully reserved in the Consolidated Financial Statements as of September 30, 2005.

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

By motions filed on various dates, the Debtors have requested a stay of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to a ruling of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until February 28, 2006. The Pre-Petition Credit Facility Action has been continued indefinitely by the District Court.

OTHER BANKRUPTCY RELATED MATTERS

See Note 1 to the Consolidated Financial Statements for a discussion of other bankruptcy related matters.

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company estimates it has incurred, or will incur, a total of $45 million to $55 million of property damage costs and business interruption losses in 2005 and 2006 associated with the Taloja flood. The Company believes these costs/losses will be substantially covered by insurance. However, should the expected recoveries not be received, the uncovered costs and losses could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 9 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of September 30, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s Consolidated Balance Sheet as restricted assets. At September 30, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other – Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 9, Item B, to the Consolidated Financial Statements). As of September 30, 2005, these liabilities were one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”. At September 30, 2005, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $3.216 billion.

For accounting purposes, the Trust Assets are classified as “trading securities” and are recorded at fair market value in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Earnings, realized gains/losses and unrealized increases/decreases in fair market value of Trust Assets are reflected as an increase/decrease in the carrying amount of such assets on the Consolidated Balance Sheet as well as a decrease/increase in Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss). Cost for purposes of computing realized gains/losses is determined using the specific identification method. The residual obligation to charity is included with Fibreboard’s reserve for asbestos litigation claims as the asbestos-related liabilities exceeded the Trust Assets.

Results for the Periods Ended September 30, 2005 and 2004

The Trust Assets generated interest/dividend earnings of approximately $15 million and $14 million, respectively, during the third quarters of 2005 and 2004, for totals of $45 million and $43 million for the first nine months of 2005 and 2004, respectively. These amounts were recorded as Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST (continued)

During the third quarters of 2005 and 2004, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $6 million and an unrealized gain of approximately $10 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. For the nine month periods ended September 30, 2005 and 2004, the Company recorded unrealized losses of $23 million and $17 million, respectively. These adjustments were recorded as Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarterly or nine month periods ended September 30, 2005 or 2004. No payments were made for taxes during the quarterly or nine month periods ended September 30, 2005 or 2004. The sale of securities resulted in realized losses of approximately $6 million and $3 million during the third quarters of 2005 and 2004, respectively (a loss of $12 million and $8 million, respectively, during the first nine months of such years). Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

During the first quarter of 2005, the Company increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million, to an aggregate $3.216 billion.

At September 30, 2005, the fair value of Trust Assets and Administrative Deposits was $1.428 billion, which was comprised of Trust Assets of $1.301 billion of marketable securities and Administrative Deposits of $127 million.

The table below summarizes Trust and Administrative Deposits activity for the nine months ended September 30, 2005:

	Balance 12/31/04	Interest and Dividends	Unrealized Loss	Realized Loss	Provision	Balance 9/30/05
	(In millions of dollars)
Assets
Trust Assets:
Marketable securities – trading	$1,291	$45	$(23)	$(12)	$—	$1,301
Administrative Deposits	127	—	—	—	—	127

Total assets	$1,418	$45	$(23)	$(12)	$—	$1,428

Liabilities
Accounts payable	$19	$—	$—	$—	$—	$19
Asbestos litigation claims	2,309	—	—	—	907	3,216

Total Trust liabilities	2,328	—	—	—	907	3,235

Liabilities in excess of assets	(910)	45	(23)	(12)	(907)	(1,807)

Total Trust liabilities net of liabilities in excess of assets	$1,418	$45	$(23)	$(12)	$—	$1,428

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

Prior to adoption of SFAS No. 123R, the Company utilized the intrinsic value method of accounting for expense recognition related to its stock-based compensation plans as permitted by SFAS No. 123. In accordance with pro forma disclosures required by SFAS No. 123, there would have been no impact to reported net income (loss) for 2004 or 2005 had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans.

12. EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income used for basic and diluted earnings per share (millions)	$(267)	$94	$(4,437)	$132

Weighted-average number of shares outstanding used for basic earnings per share (thousands)	55,327	55,310	55,324	55,306

Non-vested restricted shares (thousands)	—	34	—	38

Deferred awards (thousands)	—	24	—	24

Shares from assumed conversion of preferred securities (thousands)	—	4,566	—	4,566

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share (thousands)	55,327	59,934	55,324	59,934

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. EARNINGS PER SHARE (continued)

Due to their anti-dilutive effect, the following shares were not included in the number of shares used in the calculation of diluted earnings per share for the third quarter and nine months ended September 30, 2005:

	Quarter	Nine Months
	(In thousands of shares)
Non-vested restricted shares	15	18
Deferred awards	24	24
Shares from assumed conversion of preferred securities	4,566	4,566

Total shares not included due to anti-dilutive effect	4,605	4,608

13. COMPREHENSIVE INCOME/LOSS

The following table presents comprehensive income (loss) for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions of dollars)
Net income (loss)	$(267)	$94	$(4,437)	$132
Other comprehensive income	49	32	25	17

Comprehensive income (loss)	$(218)	$126	$(4,412)	$149

The Company’s other comprehensive income (loss) includes: (1) foreign currency adjustments; (2) minimum pension liability adjustments; and (3) deferred gains and losses on certain hedging transactions recorded at fair value.

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

On June 30, 2005, new Ohio state tax legislation, which among other changes phases out the Ohio state corporate income tax, was signed into law. This legislation impacted the Company’s ability to utilize its deferred tax assets, including previously recorded state of Ohio tax net operating loss carryforwards. As a result of this new legislation, the Company incurred $31 million of additional tax expense during the second quarter to record its deferred tax assets and net operating loss carryforwards at realizable value.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14. INCOME TAXES (continued)

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations repatriated during 2005. During the fourth quarter of 2005, the Company intends to repatriate approximately $220 million of earnings currently considered as permanently reinvested, resulting in a tax liability of approximately $12 million. This liability was recorded as additional tax provision during the third quarter of 2005.

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

OVERVIEW

Chapter 11 Overview

October 5th of this year marked the fifth anniversary of our filing for Chapter 11 bankruptcy protection to resolve our Company’s historic asbestos liability. Since that time, we have worked diligently to formulate a plan of reorganization that will both resolve that liability and treat all of our creditors fairly and equitably. Our objective has been to work with all of our creditors in an attempt to facilitate a plan that could be supported by all of them (“Consensual Plan”). To date, we have been unable to reach a Consensual Plan, but we remain committed to emerging as soon as possible, even if our plan of reorganization does not enjoy the support of all of our creditor groups and we are required to seek its confirmation over the objections of certain creditors.

For the past few years, uncertainty surrounding two primary issues has negatively impacted progress in our case. Those issues were (1) the substantive consolidation of Owens Corning and its debtor subsidiaries for purposes of our Chapter 11 proceedings, and (2) estimation of the total amount of the Company’s asbestos liabilities. As described below, the uncertainty related to those two issues has now been largely resolved. Consequently, we enter the fourth quarter of 2005 with hope that significant progress in the negotiations among our creditors on a plan of reorganization can be made prior to the end of 2005.

Substantive Consolidation

Applying substantive consolidation in our case would result in all of the distributable value of our estate, whether held at the parent company or subsidiary level, being consolidated for purposes of our plan of reorganization. All creditors having claims against Owens Corning or any of its Debtor subsidiaries would then seek recovery from the consolidated estate rather than from the individual debtor entities.

The Plan originally filed by the Company was premised upon substantive consolidation applying in our case. The holders of the Company’s pre-petition bank debt, however, took the position that the Company’s estate should not be substantively consolidated. They argued that certain pre-petition loan guarantees provided to them by subsidiaries of Owens Corning should entitle the holders of bank debt to a preferred recovery over all other unsecured creditors to the extent of the value in those subsidiaries.

Judge Fullam, the Federal District Court Judge overseeing our case, issued an Order in 2004 granting the Company’s motion requesting substantive consolidation. The holders of the company’s pre-petition bank debt then appealed Judge Fullam’s Order to the Third Circuit Court of Appeals. On August 15th of this year, the Third Circuit Court of Appeals reversed Judge Fullam’s decision. The Court found that the law regarding substantive consolidation was unclear, and it then created a new test. Applying that new test to the facts of our case, the Court held that substantive consolidation was not appropriate. The Third Circuit also denied a motion for reconsideration of its decision that was filed by the Legal Representative for the class of future asbestos claimants and holders of the bond debt in our case. Unless the decision is appealed to the United States Supreme Court, the uncertainty regarding substantive consolidation has therefore been resolved in our case.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Asbestos Estimation

The other primary issue creating uncertainty in our Chapter 11 proceeding has been the determination of the Company’s current and future asbestos liability. Judge Fullam conducted a six-day asbestos estimation hearing in mid-January of 2005. On March 31, 2005, he then issued an Order estimating Owens Corning’s asbestos liability at $7 billion.

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

Holders of the Company’s bank debt and bond debt and certain insurance companies have appealed Judge Fullam’s order to the Third Circuit Court of Appeals, but the Third Circuit has not yet taken any action on that appeal.

With the uncertainty surrounding asbestos estimation and substantive consolidation now largely eliminated in our case, we are hopeful that significant progress towards a negotiated Consensual Plan can be made by the end of 2005. Furthermore, on September 26, Judge Fitzgerald, our bankruptcy court judge, indicated at our regularly scheduled hearing that she expected the Company to file a revised plan of reorganization and disclosure statement with the Bankruptcy Court by the end of 2005. The Company fully intends to comply with Judge Fitzgerald’s request.

An additional factor that has also weighed upon the negotiations among our various creditor groups has been the proposed Federal asbestos reform legislation pending in the United States Senate (the “FAIR Act”). The Company’s non-asbestos creditors have believed that the FAIR Act would reduce the amount of asbestos liability owed by the Company, and would therefore increase the recoveries of non-asbestos creditors.

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored the FAIR Act introduced in the United States Senate as S-852 on April 19, 2005. On May 26, 2005, the Senate Judiciary Committee passed the FAIR Act out of Committee. However, the FAIR Act has not yet been introduced on the floor of the Senate, and the timing of any such introduction remains uncertain. The legislative fate of the FAIR Act, therefore, remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their plan or plans of reorganization.

As a result of the uncertainty surrounding the FAIR Act, the Company’s current strategy is to continue to move forward in our Chapter 11 notwithstanding the pendency of the bill. The Company will continue to monitor the legislative progress of the FAIR Act, and we will evaluate any significant developments and their potential impact on our Chapter 11 Cases.

Our strategy going forward continues to be two-fold: (1) look for a compromise that will result in a Consensual Plan supported by all of our creditors and (2) in the absence of a Consensual Plan, proceed as quickly as possible to confirm our plan of reorganization even if it does not have the support of all creditor groups and emerge from Chapter 11.

At this time, however, we cannot predict when the Company will be able to confirm a plan of reorganization and successfully emerge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Throughout the first three quarters of 2005, we have continued to grow our business while operating in Chapter 11, while also funding our pension obligations and serving our customers’ needs. For the foreseeable future, we do not believe that continuing to operate in Chapter 11 will inhibit our continued ability to successfully run and grow our business.

Operations Overview

Sales during the third quarter of 2005 were the highest quarterly sales in the history of the Company. The table below provides a summary of our sales and income (loss) from operations for the third quarters and first nine months of 2005 and 2004:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions of dollars)
Sales	$1,618	$1,541	$4,610	$4,191

Percent change from prior year	5.0%	14.2%	10.0%	12.6%

Income (loss) from operations	$139	$153	$(3,973)	$281

Income (loss) from operations as percent of sales	8.6%	9.9%	(86.2)%	6.7%

Our sales growth in 2005 reflects continued strong demand in many of our markets combined with year over year price increases for some products, largely reflective of higher costs, particularly energy and energy-related costs. These items resulted in sales increases of 10% for the first nine months of 2005 compared to the same period of 2004. The 5% sales increase for the third quarter of 2005 compared to the same period of the prior year primarily relates to improved pricing in a similar economic environment.

Because of the nature of certain costs and expenses related to our Chapter 11 proceedings, asbestos liability, and restructuring activities, management does not find reported income from operations to be the most useful financial measure of the Company’s year-to-year operational performance. These costs and expenses are related primarily to the Chapter 11 process, liabilities that are not the result of current operations of the Company and activities necessitated by our anticipated plan of reorganization. Management does not expect these costs and expenses to continue on an ongoing basis after the Company emerges from bankruptcy. In addition, results for the first nine months of 2005 reflect a one-time credit of approximately $13 million due to a legislative change related to Ohio tax law.

Management measures operating performance by excluding Chapter 11 related reorganization items, provisions for asbestos litigation claims and the other costs and expenses referenced in the preceding paragraph for various purposes, including reporting results to the Board of Directors of the Company, and for analysis of performance and related employee compensation measures. Although management believes that these adjustments to income from operations provide a more meaningful representation of the Company’s performance, our operating performance excluding these items should not be considered in isolation or as a substitute for income from operations prepared in accordance with generally accepted accounting principles. In addition, such presentation is not necessarily indicative of the results that the Company would have achieved if the Company was not subject to Chapter 11 proceedings.

Reported income from operations decreased 9.2%, to $139 million, for the third quarter of 2005, compared to $153 million in the same period of 2004. Income from operations for the first nine months of 2005 was a loss of $3.973 billion, primarily as a result of an additional $4.342 billion provision for asbestos liability, which we recognized during the first quarter as a result of the District Court that

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

oversees our Chapter 11 proceedings issuing an opinion estimating Owens Corning’s contingent personal injury asbestos liability. Results for the first nine months of 2005 also reflect the $13 million credit, recorded in the second quarter, resulting from the legislative change related to Ohio tax law.

As previously noted, management excludes certain items when it evaluates year-to-year operating performance. The table below provides detail of such items.

	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In millions of dollars)
Chapter 11 related reorganization items	$8	$(5)	$40	$33
Provision (credit) for asbestos litigation claims	(1)	(3)	4,341	(3)
Restructuring and other charges (credits)	—	—	(13)	(5)

Total of items	$7	$(8)	$4,368	$25

Excluding these items, operating performance improved 1% during the third quarter and improved 29% for the first nine months of 2005 compared to the same periods of 2004. The results for the third quarter reflect favorable pricing partially offset by volume declines, and increases in energy, material and delivery costs. The quarterly growth compared to the prior year has declined from recently reported quarters as we begin to compare to prior year results with similar underlying economic factors. For the nine month period, these results reflect continued strong demand, improved pricing and increased manufacturing productivity, partially offset by manufacturing cost increases, particularly in energy and delivery costs.

Major factors affecting the performance of our Building Materials Systems segment through the first nine months of 2005 include the following:

•	A continued attractive interest rate environment for mortgages and refinancing in 2005 resulted in continued strength in the United States housing markets, positively impacting demand for products. However, recent increases in interest rates are expected to exert pressure on demand.

•	The high demand for Building Materials Systems segment products has enabled us to improve our operating efficiency with several of our manufacturing facilities continuing to operate at very high utilization rates.

•	Continued increases in costs for energy-related commodities (including natural gas, asphalt, and resin) and services (including delivery costs) impacted all of our product lines within this segment to some extent. While not the case for each product line, in total we have been able to mitigate the impact of these higher costs through improved operating efficiencies and by achieving additional price increases where appropriate.

•	During the first half of 2005, we experienced increased demand for our residential roofing products in the southeastern United States driven in part by the Florida hurricanes in 2004. However, during the third quarter of 2005, we have experienced some softening in demand for our asphalt and roofing products, particularly in the midwestern United States where the housing market has declined from historical highs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Major factors affecting the performance of our Composites Solutions segment during 2005 include the following:

•	Overall Global demand for glass fibers has remained strong during 2005 with favorable growth in certain regions.

•	We have maintained market share in regions where growth is not as robust and have capitalized on our strategy of obtaining long term contracts with industry leading customers.

•	Continued increases in costs for energy-related commodities and services adversely impacted this segment; however, the stabilized pricing environment and higher volumes offset the impact of these increased costs.

•	Approximately $9 million of the year-to-date improvement in income from operations is the result of flood related costs which adversely affected the 2004 period. Through the first nine months of 2004, we recorded $11 million in expenses associated with the flood of our L’Ardoise, France manufacturing facility, which was recovered from insurance proceeds in the fourth quarter of 2004. For the first nine months of 2005, we have recorded $2 million in flood related costs associated with our manufacturing facility in Taloja, India. We expect substantially all of these costs to be recovered from insurance in future periods.

Liquidity

Cash flow provided by operations was $266 million for the first nine months of 2005, compared to $59 million for the same period of 2004. This increase in cash from operations was primarily driven by a smaller contribution to our pension fund in 2005 compared to 2004. We ended the quarter with a cash balance of $1.213 billion.

To mitigate some of the near term volatility in our earnings and cash flows, we use financial and derivative financial instruments to hedge certain exposures, principally currency and energy related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy related exposures on a rolling 12 – 36 month forward basis. The recent unprecedented increases in energy and energy related commodities have been favorable to our hedging portfolio, resulting in unrealized gains in commodity derivatives of approximately $48 million as of September 30, 2005, the majority of which relates to hedges maturing in the next 12 months. Should prices remain at current levels, such gains will be realized through income to partially offset purchases of the hedged items. During the third quarter of 2005, we recognized $11 million of income to offset increased costs of purchases of energy and energy related commodities. Going forward, the results of our hedging practice could be positive, neutral, or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Safety

We have made safety a top Company priority. We measure our progress on safety based on two measures, the OSHA Recordable Incident Rate (“ORIR”) and the Combined Occupational Disability Index (“CODI”). CODI is a subset of ORIR and includes the more severe incidents that involve lost or restricted time. The table below provides our performance for the first nine months of 2005 and the years ending 2004 and 2003. The numbers shown reflect information available as of September 30, 2005, and are based on the Company’s active work sites for 2005; such numbers are subject to change based upon receipt of additional information or change in the Company’s active work sites.

	Nine Months Ended September 30, 2005	Year Ended 2004	Year Ended 2003
ORIR	2.08	3.14	3.84
Percent improvement	34%	18%	31%

CODI rate	1.27	1.93	2.05
Percent improvement	34%	6%	30%

Outlook

Based on market data through the first nine months of 2005, our outlook for the remainder of the year remains positive, and our sales in some of our markets are constrained due to currently available production capacity. Longer term, we continue to be cautious about the ability of the United States economy to maintain the current level of housing demand and believe a continued rising interest rate environment could cause the United States housing market to soften from the recent high levels. Two factors that may serve to mitigate this softening are the Energy Policy Act of 2005 and the effect of recent hurricanes in the southeastern United States.

On August 8, 2005, the Energy Policy Act of 2005 (“Energy Act”) became law. Beginning January 1, 2006, the Energy Act provides, among other things, that homebuilders may receive tax credits for the construction of homes that are significantly more energy efficient than the current standards and consumers may receive tax credits for energy efficient improvements such as insulation or other systems designed to reduce heat loss. We believe the Energy Act will stimulate additional demand for our products in 2006 and 2007.

Historically, natural disasters such as hurricanes have led to increased demand for our products, particularly residential roofing and siding. Consequently, we expect additional demand due to the recent hurricanes affecting the northern Gulf Coast and Florida. However, due to the levels of devastation and population impacted by the hurricanes in the northern Gulf Coast, we believe the rebuilding in this area will take several years and will not create as large of a demand surge for our products as we experienced from the 2004 hurricanes in Florida.

The global demand and increased costs for energy related commodities and services is likely to continue to exert pressure on our margins. We anticipate we will need to continue to realize price increases to offset inflation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Sales and Profitability for the Quarters Ended September 30, 2005 and 2004

NET SALES

Net sales for the quarter ended September 30, 2005 were $1.618 billion, a 5% increase from the 2004 level of $1.541 billion. This increase was primarily the result of favorable pricing actions in both operating segments compared to last year partially offset by volume declines in our Building Materials segment. The decreased volumes are primarily the result of lower volumes in our roofing and asphalt business during the third quarter of 2005 compared to 2004, driven in part by softening in demand for these products, particularly in the midwestern United States where the housing market has declined from historical highs. Sales growth has declined somewhat from our recently reported quarters as we begin to compare to prior year results with similar underlying economic factors.

Sales outside the United States represented 16% of total sales for the quarters ended September 30, 2005 and 2004.

PROFITABILITY

	Quarter ended September 30,
	2005	2004
	(In millions of dollars)
Sales	$1,618	$1,541
Gross margin	$303	$297
As a percent of sales	18.7%	19.3%
Marketing and administrative expense	$144	$131
As a percent of sales	8.9%	8.5%
Income from operations	$139	$153
Interest expense (income), net	$539	$(14)
Income tax expense (benefit)	$(134)	$71
Net income (loss)	$(267)	$94

GROSS MARGIN

Gross margin increased $6 million or 2% in the third quarter of 2005 compared to the same period of 2004 as increased pricing and improved manufacturing efficiencies were generally able to offset higher energy, material and delivery costs.

The recent Gulf Coast hurricanes combined with a high global demand has had a significant impact on the cost of energy and petroleum related products. This has both a positive and negative impact on Owens Corning. On the positive side, an increase in energy and heating oil prices can help to stimulate demand for our insulation products. On the negative side, we consume natural gas and other petroleum related products in our manufacturing and distribution processes. For natural gas, we estimate that a $1 increase

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in the cost per million British thermal units (MMBtu) would increase our annual operating expense by approximately $22 million. To mitigate such variation in our operating results, we partially hedge a variable portion of our near term exposures to the cost of energy and some energy-related commodities. During the third quarter, such hedges resulted in an $11 million reduction in the prices paid for the purchases of the underlying commodity. We have also recorded $48 million of unrealized gains in the fair value of our commodity hedging instruments as “Accumulated other comprehensive loss” on our Consolidated Balance Sheet, the majority of which relates to hedges maturing in the next 12 months. Should prices remain at current levels, such gains will be realized through income to reduce costs and partially offset purchases of the hedged items. Under the recent environment of rising commodity prices, our hedging activities have served to partially offset our increased energy costs; however, should commodity prices decline, our hedging instruments could adversely impact our margins and cost position compared to the market.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $144 million during the quarter ended September 30, 2005. As a percent of sales, these expenses increased slightly compared to the third quarter of 2004. This increase is due to the timing of certain expenses and higher investment in growth businesses.

INCOME FROM OPERATIONS

The decrease in income from operations was due to the items mentioned above and an increase in Chapter 11 related charges. Our Chapter 11 related activities generated expense of $7 million during the third quarter of 2005 compared to income of $8 million for the same period of 2004. The change in these Chapter 11 activities is the result of investment income, primarily on assets held in the Fibreboard Settlement Trust, of $10 million in the third quarter of 2005 compared to $23 million in the same quarter of the prior year.

INTEREST EXPENSE

On August 15, 2005, as more fully described in the “Voluntary Petition for Relief Under Chapter 11” section below, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) issued a decision in our bankruptcy proceedings that may impact the relative amounts ultimately payable to the Company’s various creditor classes, including the extent to which post-petition interest and certain other post-petition fees may be payable on the Pre-Petition Credit Facility. As a result of the Third Circuit’s decision and our current evaluation of the distributable values of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, we recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005, in the amount of $531 million ($322 million after tax) relating to post-petition interest and $7 million ($4 million after tax) relating to certain other post-petition fees. Of these expenses, $31 million relate to the quarterly period ended September 30, 2005.

Additionally, the results for the third quarter of 2004 reflect a $16 million pre-tax gain due to the reversal of accrued interest as the result of the settlement of certain guaranteed subsidiary debt.

INCOME TAX EXPENSE

Income tax expense for the third quarter of 2005 includes a benefit of approximately $212 million related to the accrual of interest described above and approximately $12 million of additional tax provision for the impact of our decision under the American Jobs Creation Act to repatriate approximately $220 million of earnings previously considered permanently reinvested.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INCOME

For the quarter ended September 30, 2005, Owens Corning reported a net loss of $267 million, or ($4.82) per share, compared to net income of $94 million, or $1.57 per share, for the third quarter of the prior year. The decrease was primarily due to the accrual of $538 million ($326 million after tax) of interest and fees recorded on the Pre-Petition Credit Facility during the third quarter of 2005. The remainder of the decrease was primarily due to the other factors described above.

Sales and Profitability for the Nine Months Ended September 30, 2005 and 2004

NET SALES

Net sales for the nine months ended September 30, 2005 were $4.610 billion, a 10% increase from the 2004 level of $4.191 billion. This increase was primarily the result of favorable pricing actions and higher volumes in both operating segments. The increased volumes are a result of continued strength in the United States housing and remodeling markets, an improved global economy, and strong demand for our residential roofing products in the southeastern United States during the first half of 2005, driven in part by the Florida hurricanes in 2004.

Sales outside the United States represented 16% of total sales for the first nine months of both 2005 and 2004.

PROFITABILITY

	Nine Months ended September 30,
	2005	2004
	(In millions of dollars)
Sales	$4,610	$4,191
Gross margin	$850	$732
As a percent of sales	18.4%	17.5%
Marketing and administrative	$409	$375
As a percent of sales	8.9%	8.9%
Provision (credit) for asbestos litigation claims	$4,341	$(3)
Income (loss) from operations	$(3,973)	$281
Interest expense (income), net	$540	$(12)
Income tax expense (benefit)	$(83)	$154
Net income (loss)	$(4,437)	$132

GROSS MARGIN

Gross margin as a percent of sales for the nine months ended September 30, 2005 improved by 0.9% compared to the same period of 2004. The improvement in gross margin is primarily attributable to improved pricing, higher volumes and operating efficiencies. These gains more than offset energy, material and product delivery related inflation. However, as the rate of inflation in petroleum related products continues to increase, gross margin as a percent of sales continues to be pressured. As described above, to mitigate near term volatility in our operating results, we partially hedge our exposures to the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cost of energy and some energy-related commodities. During the first nine months of 2005, such hedges resulted in a $12 million reduction in the prices paid for the purchases of the underlying commodity. Under the recent environment of rising commodity prices, our hedging activities have served to reduce our costs, however, should commodity prices decline, our hedging instruments could adversely impact gross margins and our cost position compared to the market.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $409 million for the first nine months of 2005. As a percent of sales, these expenses remained flat compared to 2004.

PROVISION FOR ASBESTOS LITIGATION CLAIMS

During the first quarter of 2005, the District Court that oversees our Chapter 11 proceedings provided an estimate of $7 billion for Owens Corning’s contingent personal injury asbestos liability. While uncertainty remains concerning the amount of such liability, as a result of this ruling, the Company determined that this estimate was a more likely outcome than any other in the range of possible outcomes and recorded an additional provision for asbestos litigation claims for Owens Corning of $3.435 billion, bringing the total reserve recorded for Owens Corning to $7 billion.

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

INTEREST EXPENSE

As described above, we recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005, in the amount of $538 million ($326 million after tax) relating to post-petition interest and certain other post-petition fees.

Additionally, the results for the third quarter of 2004 reflect a $16 million pre-tax gain due to the reversal of accrued interest as the result of the settlement of certain guaranteed subsidiary debt.

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

On June 30, 2005, new Ohio state tax legislation was signed into law. This legislation created several changes impacting the amount and type of tax the Company will pay the State of Ohio in the future. Some of the significant changes impacting the Company include the phase out of the Ohio state corporate income and franchise taxes, the phase in of a new tax based on gross receipts in the state of Ohio, and the elimination of Ohio tangible personal property and inventory taxes. The net impact of this new legislation is expected to be favorable to the Company, as the Company has historically paid more for the taxes being phased out or eliminated than it will for the new taxes being created.

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

Income tax expense for the third quarter of 2005 includes a benefit of approximately $212 million related to the accrual of interest and fees described above and approximately $12 million of additional tax provision for the impact of our decision under the American Jobs Creation Act to repatriate approximately $220 million of earnings previously considered permanently reinvested.

Based on our current income tax planning, we are of the opinion that the Company will have sufficient net operating loss carryforwards to substantially offset United States federal tax liabilities through 2005.

NET INCOME

For the first nine months of 2005, Owens Corning reported a net loss of $4.437 billion, or ($80.19) per share, compared to net income of $132 million, or $2.20 per share, for the first nine months of the prior year. The decrease in 2005 reflects the provision for asbestos litigation claims, the accrual of post-petition interest and fees on the Pre-Petition Credit Facility and other items mentioned above.

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. The Company consolidates this joint venture such that all losses and recoveries related to the flood are or will be recorded within the Company’s financial statements. The portion of losses and recoveries related to our joint venture partner will appear in “Minority interest and equity in net earnings of affiliates” and “Minority interest” in our Consolidated Statement of Income (Loss) and Consolidated Balance Sheet, respectively. The facility is insured for property damage and business interruption losses relating to such events under a policy maintained by the joint venture and under the Owens Corning global insurance policy, each subject to policy limits. The losses are subject to a deductible of $250,000, which was incurred and expensed in the third quarter of 2005.

The Company estimates it has incurred, or will incur, a total of $45 million to $55 million of property damage costs and business interruption losses in 2005 and 2006 associated with the Taloja flood. The Company believes these costs/losses will be substantially covered by insurance. In the third quarter of 2005,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Company recorded approximately $12 million in receivables for flood related costs. In addition, approximately $2 million of business interruption costs related to the flood were expensed in the quarter. Should the expected recoveries not be received, the uncovered costs and losses could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

We ended the third quarter of 2005 with a cash balance of $1.213 billion, an increase of $88 million from December 31, 2004. The following table provides information regarding our liquidity.

	Nine Months Ended September 30,
	2005	2004
	(In millions of dollars)
Cash balance	$1,213	$822
Cash flow from operations	$266	$59
Cash flow from investing activities	$(170)	$(226)
Unused committed credit lines	$102	$147

Cash flow from operations was a positive $266 million for the first nine months of 2005, compared to $59 million for the same period of 2004. This increase in cash from operations was primarily driven by a smaller contribution to our pension fund in 2005 compared to 2004. Net working capital and the current ratio at September 30, 2005 were $976 million and 1.65, respectively, compared to $1.118 billion and 2.30 as of September 30, 2004. The decline in both working capital and current ratio is due to the accrual of post-petition interest and certain other post-petition fees under the Company’s Pre-Petition Credit Facility which was recorded as a current liability, partially offset by an increase in inventory due to inflation and larger inventory builds in our Composites Solutions segment.

Investing activities consumed $170 million in cash during the first nine months of 2005, compared to $226 million during the same period in 2004. The investing activities in 2004 included approximately $73 million for the acquisition of OC Mexico. Under expected market conditions, we anticipate spending approximately $150 million in capital investments in the fourth quarter of 2005, a portion of which was uncommitted as of September 30, 2005. We expect these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities during the first nine months of 2005 resulted in a use of cash of $9 million, compared to $18 million for the same period in 2004. The use of cash in both years primarily relates to payments of outstanding debt in India, partially offset in 2005 by additional borrowings in India to refinance debt.

At September 30, 2005, we had $2.952 billion of debt subject to compromise and $85 million of other debt, compared to $2.958 billion of debt subject to compromise and $80 million of other debt at December 31, 2004.

The Company has several defined benefit pension plans. The Company made a $39 million contribution to the United States pension plans during the third quarter of 2005. The contribution was made from the Company’s cash balance and cash generated from operations. The Company’s pension related assets decreased to $492 million at September 30, 2005, from $507 million at September 30, 2004, primarily due to interest cost accrued, amortization of prior actuarial losses and additional service costs partially offset by contributions to the pension plans and return on plan assets. The Company’s recorded long-term pension plan liability increased to $730 million at September 30, 2005, from $701 million at September

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

30, 2004. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. In September 2004, the credit facility was renewed for an additional 2 years. There were no borrowings outstanding under the DIP Financing at September 30, 2005; however, approximately $148 million of the availability under this facility was utilized as the result of the issuance of standby letters of credit and similar uses.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements in the ordinary course of business, such as securitization of accounts receivable and guarantees with respect to unconsolidated affiliates and other entities. There have been no significant changes in the Company’s off balance sheet arrangements during the nine months ended September 30, 2005.

Other than those effects inherent to the types of arrangements described, the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. During the first nine months of 2005, there were no material changes to such contractual obligations outside the ordinary course of the Company’s business.

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

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At September 30, 2005, a total of 60 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2005, the Company’s reserve for such liabilities was $14 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA, including liabilities associated with some of the PRP designations noted above. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries that issued guarantees with respect to Owens Corning’s primary pre-petition bank credit facility (the “Pre-Petition Credit Facility”), which is in default, may file petitions for relief under Chapter 11 of the Bankruptcy Code under certain circumstances.

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

The holders of the debt under the Pre-Petition Credit Facility, and certain other members of the major non-asbestos creditor groups, have indicated that they continue to oppose the Plan. There can be no assurance that a plan supported by Owens Corning and less than all of the major creditor groups will be confirmed by the Bankruptcy Court and consummated. The Debtors have the exclusive right to file and solicit acceptances to a plan of reorganization through November 14, 2005. In addition, Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of a plan or plans of reorganization or its effect, if any, on the terms thereof.

Any plan of reorganization is subject to confirmation by the Bankruptcy Court. Because the Plan is based on certain assumptions, negotiating positions and valuations that have changed in light of, among other things, the legal developments discussed below or are otherwise subject to change, it is expected that the Plan will be significantly amended prior to confirmation. In particular, the Plan, as it relates to Debtors other than Fibreboard, is currently premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation (the “Substantive Consolidation Order”). In the Substantive Consolidation Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Substantive Consolidation Order with the Third Circuit. On August 15, 2005, the Third Circuit reversed the Substantive Consolidation Order. The Legal Representative for the class of future asbestos personal injury claimants and certain designated members of the Official Committee of Unsecured Creditors subsequently filed

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

petitions for rehearing en banc of the Third Circuit’s decision. Those petitions for rehearing were denied by the Third Circuit on September 28, 2005. The Third Circuit’s reversal of the District Court’s Substantive Consolidation Order, unless reversed by the United States Supreme Court (if an appeal from the Third Circuit’s decision is filed), is expected to result in significant modifications of the Plan and may impact the relative amounts ultimately payable to the Company’s various creditor classes, including the extent to which post-petition interest and certain other post-petition fees may be payable on the Pre-Petition Credit Facility.

As a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s current evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, Owens Corning has recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005, in the amount of $531 million ($322 million after tax) relating to post-petition interest and $7 million ($4 million after tax) relating to certain other post-petition fees. These expenses have been accrued at this time because Owens Corning has determined that, based upon the Third Circuit’s reversal of the Substantive Consolidation Order and Owens Corning’s resulting evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, it is probable that such expenses will be payable by certain of the Debtors and/or non-Debtor subsidiaries which are either obligors under, or guarantors of, the Pre-Petition Credit Facility. The recorded amount of $538 million is Owens Corning’s best estimate of the potential liability for post-petition interest and certain other post-petition fees on the Pre-Petition Credit Facility through September 30, 2005 and, with respect to interest, reflects the application of the Base Rate plus 2% (as described below) applied on a non-compounding basis. However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings). Moreover, the actual amount of post-petition interest and fees, if any, that may be payable with respect to the Pre-Petition Credit Facility is subject to various factors, including the outcome of negotiations among various creditor constituencies and/or the resolution of litigation between various claimants regarding the liability of Owens Corning and its subsidiaries for certain pre-petition liabilities. Absent developments that alter Owens Corning’s determination as to the probability that post-petition interest and other fees will be payable or the best estimate of the amount of post-petition interest and other fees that may be payable, and subject to the distributable values it estimates from time to time are available to satisfy such post-petition interest and other fees under the Pre-Petition Credit Facility on a non-substantively consolidated basis, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate (as defined in the Pre-Petition Credit Facility) plus 2%. The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum. Actual amounts of post-petition interest and other fees, if any, that are ultimately determined payable under the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005 or for future periods may be significantly higher or lower than the amounts indicated above. For example, certain holders of debt under the Pre-Petition Credit Facility have taken the position that the provisions of the Pre-Petition Credit Facility should be interpreted as providing for post-petition interest amounts that are in the range of double the amounts indicated above, whereas certain other parties have taken the position that there exist legal theories under which no post-petition interest would be payable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Further proceedings on this matter have been voluntarily continued by the movants on a monthly basis.

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

The Plan of Reorganization

In light of the Third Circuit’s reversal of the Substantive Consolidation Order described above, Owens Corning expects that the terms, conditions and provisions of the Plan will change significantly and will likely remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. For example, the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order, unless reversed by the United States Supreme Court, may impact the relative amounts ultimately payable to the Company’s various creditor classes, including the extent to which post-petition interest may be payable on the Pre-Petition Credit Facility. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed.

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

Since, as described above, it is likely that the Plan will be substantially revised and will be the subject of continuing negotiations or litigation, Owens Corning is unable to predict at this time what the treatment of inter-company claims, and other inter-company and intra-company arrangements, transactions and relationships that were entered into prior to the Petition Date, will ultimately be under any plan or plans of reorganization finally confirmed. Such matters and other arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the plan or plans ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its direct and indirect subsidiaries. For example, Owens Corning is unable to predict at this time what the treatment will ultimately be under any such plan or plans with respect to (1) the guarantees issued by certain of Owens Corning’s U.S. subsidiaries, including Owens-Corning Fiberglas Technology Inc. (“OCFT”) and IPM Inc., a Non-Debtor Subsidiary that holds Owens Corning’s ownership interest in a majority of Owens Corning’s foreign subsidiaries (“IPM”), with respect to Owens Corning’s Pre-Petition Credit Facility or (2) OCFT’s license agreements with Owens Corning and Exterior Systems, Inc. (“Exterior”), an indirect wholly-owned subsidiary of Owens Corning, pursuant to which OCFT licenses intellectual property to Owens Corning and Exterior. As described above, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s current evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, Owens Corning has recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility, for the period from the Petition Date through September 30, 2005, in the amount of $531 million ($322 million after tax) relating to post-petition interest and $7 million ($4 million after tax) relating to certain other post-petition fees. These expenses have been accrued at this time because Owens Corning has determined that, based upon the Third Circuit’s reversal of the Substantive Consolidation Order and Owens Corning’s resulting evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, it is probable that such expenses will be payable by certain of the Debtors and/or non-Debtor subsidiaries which are either obligors under, or guarantors of, the Pre-Petition Credit Facility. In the event that no acceptable alternative arrangement is reached to release such entities from their guaranty obligations, it is possible that IPM as well as Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., two other Non-Debtor Subsidiaries that have issued guarantees in connection with the Pre-Petition Credit Facility, may file for relief under Chapter 11 of the Bankruptcy Code, and may join in the proposal of a plan or plans of reorganization consistent with the Plan as such may be modified as discussed above.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, unless a consensual arrangement among all impaired creditor classes is agreed to, the Company’s plan of reorganization is expected to provide for certain “cramdown” provisions, whereby the plan could be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the plan and vote in favor of it.

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

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of September 30, 2005, approximately 7,000 of the Objectionable Claims, totaling approximately $5.7 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of September 30, 2005, approximately 1,000 of these claims, totaling approximately $0.4 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $538 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product, (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements); environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $95 million, of which approximately $28 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2005.

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

The holders of the debt under the Pre-Petition Credit Facility, and certain other members of the major non-asbestos creditor groups, have indicated that they continue to oppose the Plan. There can be no assurance that a plan supported by Owens Corning and less than all of the major creditor groups will be confirmed by the Bankruptcy Court and consummated. The Debtors have the exclusive right to file and solicit acceptances to a plan of reorganization through November 14, 2005.

Any plan of reorganization is subject to confirmation by the Bankruptcy Court. Because the Plan is based on certain assumptions, negotiating positions and valuations that have changed in light of, among other things, the legal developments discussed below or are otherwise subject to change, it is expected that the Plan will be significantly amended prior to confirmation. In particular, the Plan, as it relates to Debtors other than Fibreboard, is currently premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries (but not the Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements)) for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation (the “Substantive Consolidation Order”). In the Substantive Consolidation Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Substantive Consolidation Order with the Third Circuit. On August 15, 2005, the Third Circuit reversed the Substantive Consolidation Order. The Legal Representative for the class of future asbestos personal injury claimants and certain designated members of the Official Committee of Unsecured Creditors subsequently filed petitions for rehearing en banc of the Third Circuit’s decision. Those petitions for rehearing were denied by the Third Circuit on September 28, 2005. The Third Circuit’s reversal of the District Court’s Substantive Consolidation Order, unless reversed by the United States Supreme Court (if an appeal from the Third Circuit’s decision is filed), is expected to result in significant modifications of the Plan and may

ITEM 1. LEGAL PROCEEDINGS (continued)

impact the relative amounts ultimately payable to the Company’s various creditor classes, including the extent to which post-petition interest and certain other post-petition fees may be payable on the Pre-Petition Credit Facility.

As a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s current evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, Owens Corning has recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005, in the amount of $531 million ($322 million after tax) relating to post-petition interest and $7 million ($4 million after tax) relating to certain other post-petition fees. These expenses have been accrued at this time because Owens Corning has determined that, based upon the Third Circuit’s reversal of the Substantive Consolidation Order and Owens Corning’s resulting evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, it is probable that such expenses will be payable by certain of the Debtors and/or non-Debtor subsidiaries which are either obligors under, or guarantors of, the Pre-Petition Credit Facility. The recorded amount of $538 million is Owens Corning’s best estimate of the potential liability for post-petition interest and certain other post-petition fees on the Pre-Petition Credit Facility through September 30, 2005 and, with respect to interest, reflects the application of the Base Rate plus 2% (as described below) applied on a non-compounding basis. However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings). Moreover, the actual amount of post-petition interest and fees, if any, that may be payable with respect to the Pre-Petition Credit Facility is subject to various factors, including the outcome of negotiations among various creditor constituencies and/or the resolution of litigation between various claimants regarding the liability of Owens Corning and its subsidiaries for certain pre-petition liabilities. Absent developments that alter Owens Corning’s determination as to the probability that post-petition interest and other fees will be payable or the best estimate of the amount of post-petition interest and other fees that may be payable, and subject to the distributable values it estimates from time to time are available to satisfy such post-petition interest and other fees under the Pre-Petition Credit Facility on a non-substantively consolidated basis, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate (as defined in the Pre-Petition Credit Facility) plus 2%. The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum. Actual amounts of post-petition interest and other fees, if any, that are ultimately determined payable under the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005 or for future periods may be significantly higher or lower than the amounts indicated above. For example, certain holders of debt under the Pre-Petition Credit Facility have taken the position that the provisions of the Pre-Petition Credit Facility should be interpreted as providing for post-petition interest amounts that are in the range of double the amounts indicated above, whereas certain other parties have taken the position that there exist legal theories under which no post-petition interest would be payable.

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

ITEM 1. LEGAL PROCEEDINGS (continued)

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

In light of the Third Circuit’s reversal of the Substantive Consolidation Order described above, Owens Corning expects that the terms, conditions and provisions of the Plan will change significantly and will likely remain the subject of continuing negotiations or litigation to resolve differences among the creditor constituencies as to their treatment. For example, the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order, unless reversed by the United States Supreme Court, may impact the relative amounts ultimately payable to the Company’s various creditor classes, including the extent to which post-petition interest may be payable on the Pre-Petition Credit Facility. Accordingly, Owens Corning is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed.

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

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Further proceedings on this matter have been voluntarily continued by the movants on a monthly basis.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1 to the Consolidated Financial Statements. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.5 billion of other outstanding debt. As required by Statement of Position (SOP) 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $7 million, as current on the Consolidated Balance Sheet as of September 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2005.

ITEM 5. OTHER INFORMATION

No information is reported under this Item.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: November 2, 2005	By:	/s/ Michael H. Thaman
Michael H. Thaman
Chairman of the Board and Chief Financial Officer
(as duly authorized officer)

Date: November 2, 2005	By:	/s/ Roy D. Dean
Roy D. Dean
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit Number	Document Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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