Form 10-K
period 2005-12-31
OWENS CORNING
filed 2006-02-22
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File No. 1-3660

Owens Corning

One Owens Corning Parkway

Toledo, Ohio 43659

Area Code (419) 248-8000

A Delaware Corporation

I.R.S. Employer Identificatin No. 34-4323452

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

                        Large accelerated Filer   ☐                            Accelerated Filer  ☒                             Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the act).

Yes ☐ No ☒

On June 30, 2005, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of Registrant’s $.10 par value common stock (Registrant’s voting stock) held by non-affiliates was $201,997,442 (assuming for purposes of this computation only that the Registrant had no affiliates).

At January 31, 2006, there were outstanding 55,340,432 shares of Registrant’s $.10 par value common stock.

(i)

(ii)

PART I

ITEM 1. BUSINESS

Owens Corning, a global company incorporated in Delaware in 1938, serves consumers and industrial customers with building materials systems and composites systems. Owens Corning’s executive offices are at One Owens Corning Parkway, Toledo, Ohio 43659; telephone (419) 248-8000. Owens Corning’s web site, located at www.owenscorning.com, provides information on our business and products, and assists our customers in various building projects. Owens Corning makes available, free of charge, through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning and its subsidiaries.

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

On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (the “Fourth Amended Plan”) in the USBC on October 24, 2003.

ITEM 1. BUSINESS (continued)

On December 31, 2005, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed fifth amended joint plan of reorganization (as so amended through such fifth amendment, the “Plan”) in the USBC along with a related disclosure statement (the “Disclosure Statement”). The steering committee of holders of obligations under Owens Corning’s primary pre-petition bank credit facility (the “Pre-Petition Credit Facility”) supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court.

The Plan has been significantly amended from the Fourth Amended Plan. In particular, the Plan is no longer premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan.

The Plan contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares.

The USBC has set July 10, 17 and 18, 2006 as hearing dates on the confirmation of the Plan. At this time, Owens Corning is unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed. The Plan is discussed in greater detail in Note 1 to the Consolidated Financial Statements.

BUSINESS DESCRIPTION

Owens Corning has two reportable segments - Building Materials Systems and Composite Solutions. In 2005, the Building Materials Systems segment accounted for approximately 80% of our total sales while Composite Solutions accounted for the remainder. The products and systems provided by our Building Materials Systems segment are used in residential remodeling and repair, commercial improvement, new residential and commercial construction, and other related markets. The products and systems offered by our Composite Solutions segment are used in end-use markets such as building construction, automotive, telecommunications, marine, aerospace, energy, appliance, packaging and electronics. Many of Owens Corning’s products are marketed under registered trademarks, including Cultured Stone®, Propink®, Advantex®, and the color PINK.

Owens Corning has affiliate companies in a number of countries. Generally, affiliated companies’ sales, earnings and assets are not included in either operating segment. However, sales, earnings and assets are included if we own more than 50% of the affiliate and the ownership is not considered temporary.

Note 3 to the Consolidated Financial Statements contains information regarding revenue from external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, income from operations for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2005, 2004, and 2003.

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

We sell building insulation systems, roofing shingles, housewrap, and vinyl siding and accessories primarily through home centers, lumberyards, retailers and distributors. Other channels of distribution for insulation systems in North America include insulation contractors, wholesalers, specialty distributors, metal building insulation laminators, mechanical insulation fabricators, manufactured housing producers, and appliance and automotive manufacturers. Foam insulation and related products are sold to: distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers; commercial and industrial markets through specialty distributors; and, in some cases, large contractors, particularly in the agricultural and cold storage markets. Some of our Building Materials products are also sold through the Company’s retail distribution centers.

Owens Corning sells asphalt products used internally to manufacture residential roofing products to other roofing manufacturers. In addition, asphalt is sold to roofing contractors and distributors for Built-Up Roofing Asphalt (BURA) systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction.

In Latin America, Owens Corning sells exports from U.S. plants and sells building and mechanical insulation primarily through Vitro-Fibras, S.A. (“OC Mexico”). In Asia Pacific, we sell primarily insulation through joint venture businesses, including two majority owned insulation plants and an insulation fabrication center in China, a minority owned joint venture in Saudi Arabia, and licensees.

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

Major Customers

No customer in the Building Materials Systems segment accounted for more than 7% of the segment’s sales in 2005.

ITEM 1. BUSINESS (continued)

COMPOSITE SOLUTIONS

Principal Products and Methods of Distribution

Composite Solutions operates in North America, Europe, Latin America and Asia Pacific, with affiliates and licensees around the world.

Owens Corning is a leading producer of glass fiber materials used in composites. Composites are made up of two or more components (e.g., plastic resin and a fiber, traditionally a glass fiber) and are used in various applications to replace traditional materials, such as aluminum, wood, and steel. In addition to providing basic glass reinforcement materials, we are increasingly fabricating more specialized composite systems that are designed for a particular end-use application, and entail a material, a proprietary process or a fully assembled part or system. The global composites industry has many such end-use applications, and Owens Corning has selected strategic markets and end-users where we provide integral solutions, such as the building construction and transportation markets.

Within the building construction market, Owens Corning sells glass fiber and/or mat directly to a small number of major shingle manufacturers, including its own roofing business. Tubs, showers and other related internal building components used for both remodeling and new construction are major applications of composite materials in the construction market. These end-use products are some of the first successful material substitution conversions normally encountered in developing countries. Glass fiber reinforcements and composite material solutions for these markets are sold to direct accounts and to distributors around the world, who in turn service thousands of customers.

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

The Composite Solutions segment also provides materials for use in thousands of applications within the consumer, industrial and infrastructure markets, which include sporting goods and marine applications. Owens Corning sells composite materials to OEM’s and other finished goods manufacturers, both directly and through distributors.

Major Customers

No customer in the Composite Solutions segment accounted for more than 7% of the segment’s sales in 2005.

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

Including registered trademarks for the Owens Corning logo and the color PINK, Owens Corning has approximately 350 trademarks registered in the United States and approximately 1,300 trademarks registered in other countries.

We consider our patent and trademark positions to be adequate for the present conduct of business in each of our operating segments.

Working Capital

Owens Corning’s manufacturing operations in each operating segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Number of Employees

Owens Corning averaged approximately 20,000 employees during 2005 and had approximately 20,000 employees at December 31, 2005.

Research and Development

During 2005, 2004, and 2003, Owens Corning spent approximately $58 million, $47 million, and $43 million, respectively, for science and technology activities related to research and development. Customer-sponsored research and development was not material in any of the last three years.

Environmental Control

Owens Corning’s capital expenditures relating to compliance with environmental control requirements were approximately $6 million in 2005. We currently estimate that such capital expenditures will be approximately $11 million in 2006 and $4 million in 2007.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $47 million in 2005. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

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

ITEM 1A. RISK FACTORS

Based on the current terms of our Plan, we expect our existing shareholders’ investment to be extinguished.

If our currently proposed Plan is confirmed and implemented, existing common stock will be cancelled and current shareholders will receive no distribution or other consideration in exchange for their shares.

Operating in bankruptcy imposes significant risks on our operations. We cannot predict when we will confirm a plan of reorganization and successfully emerge from bankruptcy.

We have been unable to formulate a plan of reorganization in our Chapter 11 bankruptcy proceeding that all of our creditors have supported and are not certain about when we will emerge from bankruptcy. The timing of our emergence from bankruptcy and the terms of our emergence may affect our relationships with our creditors, customers, suppliers and employees and have a significant impact on our business, financial condition and results of operations. Our ability to continue operating in bankruptcy as a going concern and to emerge from bankruptcy will depend upon the following factors, among others:

•	possible government legislation;

•	the actual cost of asbestos liabilities;

•	our ability to reach agreement with our creditors regarding a plan of reorganization or otherwise to “cramdown” a plan in order to emerge from bankruptcy;

ITEM 1A. RISK FACTORS (continued)

•	our ability to comply with and operate under the terms of the debtor-in-possession financing we obtained upon filing for bankruptcy and any cash management orders entered by the bankruptcy court from time to time, which subject the debtor entities to restrictions, including restrictions on paying dividends and transferring cash and other assets;

•	our ability to maintain adequate debtor-in-possession financing and cash on hand and to generate cash from operations;

•	the ability of our non-debtor subsidiaries to obtain necessary financing;

•	our ability to obtain exit financing sufficient to fund emergence and to fund our operations after emergence from the bankruptcy process on reasonable terms;

•	our ability to retain key employees; and

•	our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy proceedings and the terms of our emergence.

For further information regarding our asbestos liability and the status of our Chapter 11 proceedings, please see the “Voluntary Petition for Relief Under Chapter 11” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Our results of operations will be negatively impacted by any downturns in residential and commercial construction activity.

A significant portion of our products are used in the residential and commercial construction, repair and improvement markets. Construction activity has historically been cyclical and is influenced by prevailing economic conditions, including employment levels, availability of financing, interest rates and consumer confidence. We cannot predict and plan for the effects of changes in those conditions with certainty. Any deterioration in those conditions can lower the demand for and pricing of our products and cause our net sales and net income to decrease.

We are exposed to increases in energy, materials and delivery costs which could reduce our margins and harm our results of operations, and our hedging activities may not be successful in offsetting future increases in those costs.

Our business relies heavily on certain commodities and raw materials used in our manufacturing and distribution processes, such as energy related commodities (including natural gas), asphalt, PVC, polystyrene and diesel fuel. Price increases for these inputs could reduce our margins if we are not able to offset them. For example, we estimate that a $1 increase in the cost of natural gas per million British thermal units would increase our annual operating expense by approximately $22 million. Historically, on a long term basis, we have been able to increase the selling prices of products that we manufacture in order to recover energy and material cost inflation, but we cannot be certain that we will be able to do so in the future. In order to mitigate short-term variation in our operating results due to commodity price fluctuation, we partially hedge a variable portion of our near term exposure to the cost of energy and some energy related commodities. Under the recent environment of rising commodity prices, our hedging activities have served to partially offset our increased energy costs. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures. In particular, should commodity prices stabilize, the benefits experienced from our hedging program during 2005 will decrease over time, and should commodity prices decline, our hedging instruments could adversely impact our margins and cost position compared to the market, thereby adversely impacting our results of operations and financial condition. In addition, our hedging activities are not designed to mitigate against long-term commodity price fluctuations and, therefore, will not protect us from long-term commodity price increases.

ITEM 1A. RISK FACTORS (continued)

Failure to achieve planned productivity gains could reduce margins and harm our results of operations.

We target annual productivity gains to assist in offsetting the effects of inflation and in achieving planned results. If we cannot achieve targeted productivity gains, our margins, results of operations, and financial condition could be adversely affected.

We could face potential product liability or warranty claims relating to products we manufacture, and we may not have sufficient insurance coverage available to cover all potential claims.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property. Aside from existing asbestos-related claims which will be resolved through our bankruptcy proceedings, we may in the future incur liability if other product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline. In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty claims if our products have defects in manufacture or design. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them. We maintain insurance coverage to protect us against product liability and warranty claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely affect our results of operations and financial condition.

Increases in the cost of labor, union organizing activity and work stoppages at our facilities could delay or impede our production, reduce sales of our products and increase our costs.

Currently, a portion of our employees are represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become the subject of union organizing activity at additional facilities. In particular, renewal of collective labor agreements typically involves negotiation, with the potential for work stoppages at affected plants. Any interruption in the production of our products could reduce sales of our products and increase our costs. We also may not be able to renew our labor agreements on terms that are favorable to us, which could result in increased labor costs and adversely affect our results of operations and financial condition.

We face competition in the markets we serve. If we are unable to compete successfully, we could lose customers and our sales could decline.

All of the markets we serve are highly competitive. We compete with manufacturers, both within and outside the United States, in the sale of glass fibers and glass fiber products. We also compete with other manufacturers in the sale of roofing materials, industrial asphalts, vinyl siding, windows and patio doors and other products. Market competition or overcapacity may limit our ability to raise prices for our products when necessary, and may also result in reduced levels of demand for our products. The loss of customers and pricing pressures caused by such competition or overcapacity could reduce the sales of our products and our revenues, thereby adversely affecting our results of operations and financial condition.

ITEM 1A. RISK FACTORS (continued)

We may be subject to liability under and may make substantial future expenditures to comply with environmental laws and regulations.

Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which would negatively impact our financial condition and results of operations. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with our international operations.

We sell products and operate plants throughout the world. Our international sales and operations are subject to risks and uncertainties, including:

•	possible government legislation;

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	economic and political conditions;

•	tax rates that may exceed those in the United States;

•	tax inefficiencies and currency exchange controls that may adversely affect our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies, as discussed in “Quantitative and Qualitative Disclosures About Market Risk–Foreign Exchange Rate Risk.”

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Owens Corning has nothing to report under this item.

ITEM 2. PROPERTIES

PLANTS

Owens Corning’s principal plants, and certain other facilities, as of December 31, 2005, are listed below by operating segment and primary products, and are owned except as noted. We consider that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

Certain of the facilities listed below are shown as “leased” properties. Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be assumed or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 5, 2006, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the Debtors may take action to obtain a court determination that the applicable facility is owned rather than leased.

BUILDING MATERIALS SYSTEMS

Thermal and Acoustical Insulation

Delmar, New York	Newark, Ohio
Eloy, Arizona	Ridgeview, South Carolina (1)
Fairburn, Georgia	Salt Lake City, Utah
Kansas City, Kansas	Santa Clara, California
Waxahachie, Texas

Anshan, China	Mexico City, Mexico
Candiac, Canada	Scarborough, Canada
Edmonton, Canada	Shanghai, China
Guangzhou, China

(1)	Facility is leased.

Foam Insulation

Rockford, Illinois	Tallmadge, Ohio

Nanjing, China	Volpiano, Italy (1)
Valleyfield, Canada

(1)	Facility is leased.

OEM Solutions

Cleveland, Tennessee (1)	Ladysmith, Wisconsin (1)
Columbus, Ohio (1)	Los Angeles, California (1)
Dallas, Texas (1)	Louisville, Kentucky (1)
Indianapolis, Indiana (1)	Springfield, Tennessee (1)
Johnson City, Tennessee (1)	Tiffin, Ohio (1)

Brantford, Canada

(1)	Facility is leased.

ITEM 2. PROPERTIES (continued)

Roofing

Atlanta, Georgia	Kearny, New Jersey
Brookville, Indiana	Medina, Ohio
Compton, California	Memphis, Tennessee
Denver, Colorado	Minneapolis, Minnesota
Houston, Texas	Portland, Oregon
Irving, Texas	Savannah, Georgia
Jacksonville, Florida	Summit, Illinois
Jessup, Maryland

Asphalt Processing

Atlanta, Georgia	Jessup, Maryland
Compton, California	Kearny, New Jersey
Denver, Colorado	Medina, Ohio
Detroit, Michigan	Memphis, Tennessee
Ennis, Texas	Minneapolis, Minnesota
Ft. Lauderdale, Florida	Mobile, Alabama (2)
Granite City, Illinois (1)	Morehead City, North Carolina (1)
Houston, Texas	Oklahoma City, Oklahoma
Irving, Texas	Portland, Oregon
Jacksonville, Florida	Summit, Illinois

(1)	Facility is leased.
(2)	Operated under management agreement.

Manufactured Stone Veneer

Chester, South Carolina (1)	Navarre, Ohio
Napa, California

(1)	Facility is leased.

Vinyl Siding

Claremont, North Carolina	Olive Branch, Mississippi
Joplin, Missouri

London, Ontario

In addition, Owens Corning has approximately 170 distribution centers in 39 states in the United States, substantially all of which are leased. The Company also provides residential construction services through 22 leased locations in 12 states.

ITEM 2. PROPERTIES (continued)

COMPOSITE SOLUTIONS

Glass Mat/Wet Chop

Aiken, South Carolina	Jackson, Tennessee
Fort Smith, Arkansas

Textiles and Reinforcements

Amarillo, Texas	Huntingdon, Pennsylvania (1)
Anderson, South Carolina	New Braunfels, Texas (1)

Apeldoorn, The Netherlands	Liversedge, United Kingdom
Battice, Belgium	Mexico City, Mexico
Birkeland, Norway	Rio Claro, Brazil
Guelph, Canada	San Vincente deCastellet/
Kimchon, Korea	Barcelona, Spain
L’Ardoise, France	Taloja, India

(1)	Facility is leased.

Manufactured Housing/Recreational Vehicles/Specialty Parts

Goshen, Indiana	Riverside, California (1)
Nappanee, Indiana

(1)	Facility is leased.

Automotive

Lancaster, United Kingdom (1)	Louisville, Kentucky (1)

(1)	Facility is leased.

OTHER PROPERTIES

Owens Corning’s principal executive offices are located in the Owens Corning World Headquarters, Toledo, Ohio, a leased facility of approximately 400,000 square feet.

Owens Corning’s research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land outside Granville, Ohio. It consists of more than 20 structures totaling more than 600,000 square feet. In addition, we have application development and other product and market focused research and development centers in: Novi, Michigan; Summit, Illinois; Tallmadge, Ohio; Apeldoorn, The Netherlands; Battice, Belgium; Mexico City, Mexico; Rio Claro, Brazil; and Shanghai, China.

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

ITEM 3. LEGAL PROCEEDINGS (continued)

Bankruptcy Court has appointed James J. McMonagle as Legal Representative for the class of future asbestos personal injury claimants against one or more of the Debtors. The two committees and the Legal Representative have the right to be heard on all matters that come before the Bankruptcy Court.

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under the Plan (as defined below) or some other Chapter 11 plan of reorganization to be voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (the “Fourth Amended Plan”) in the USBC on October 24, 2003.

On December 31, 2005, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed fifth amended joint plan of reorganization (as so amended through such fifth amendment, the “Plan”) in the USBC along with a related disclosure statement (the “Disclosure Statement”). The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. Certain other members of the major non-asbestos creditor groups have indicated that they may oppose the Plan. There can be no assurance that the Plan or any other plan supported by Owens Corning and less than all of the major creditor groups will be ultimately confirmed by the Bankruptcy Court and consummated. The Debtors have the exclusive right to file and solicit acceptances to a plan of reorganization through July 31, 2006. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court.

The Plan has been significantly amended from the Fourth Amended Plan. In particular, the Plan is no longer premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation (the “Substantive Consolidation Order”). In the Substantive Consolidation Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Substantive Consolidation Order with the Third Circuit. On August 15, 2005, the Third Circuit reversed the Substantive Consolidation Order. The Legal Representative for the class of future asbestos personal injury claimants and certain designated members of the Official Committee of Unsecured Creditors subsequently filed petitions for rehearing en banc of the Third Circuit’s decision. Those petitions for rehearing were denied by the Third Circuit on September 28, 2005. The Legal Representative for the class of future asbestos personal injury claimants and certain bondholders have filed petitions for certiorari with the United States Supreme Court with respect to the Third Circuit’s decision on the Substantive Consolidation Order.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims

ITEM 3. LEGAL PROCEEDINGS (continued)

against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Certain parties have filed briefs with respect to such appeal, but the briefing has not yet been completed and oral arguments have not yet been scheduled. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 19 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

The Plan currently provides that, after the payment of secured and priority claims, the residual distributable value of Owens Corning will generally be allocated ratably in the form of cash and new common stock to holders of allowed general unsecured claims against Owens Corning (other than holders of claims under the Pre-Petition Credit Facility), including asbestos claimants, bondholders, trade creditors and other general unsecured creditors. The percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors. Those factors, which are described in detail in the Disclosure Statement, include, among other things, the value of the shares of new common stock and notes to be issued by Owens Corning, the amount of cash available for distribution, and the outcome of the voting on the Plan. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are primarily asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

Under the Plan, a trust, which is intended to qualify under section 524(g) of the Bankruptcy Code (the “524(g) Trust”), will be created from which asbestos claimants will be paid. The Plan provides that a majority of the newly issued common stock of reorganized Owens Corning, as well as cash, the assets of the existing Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements) and specified other assets, will fund the 524(g) Trust. The 524(g) Trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liability of Owens Corning, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the Fibreboard Settlement Trust and certain other specified assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims which will be subject to the 524(g) Trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

ITEM 3. LEGAL PROCEEDINGS (continued)

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares.

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

On or about December 20, 2005, an ad hoc committee of preferred and equity security holders filed a motion in the USBC seeking appointment of an official preferred and equity security holders committee. Owens Corning, the Legal Representative for the class of future asbestos claimants, the Official Committee of Asbestos Claimants, the United States Trustee and the agent to the holders of debt under the Pre-Petition Credit Facility each filed objections to the motion. At a hearing on January 30, 2006, the USBC denied the motion.

On or about December 20, 2005, an ad hoc committee of preferred and equity security holders filed a motion in the USBC seeking (i) confirmation that Owens Corning shareholders are entitled to prosecute an action in the Delaware Chancery Court to compel a shareholders meeting, or (ii) in the alternative, relief from the automatic stay to prosecute such action. Owens Corning objected to the motion, and the Legal Representative for the class of future asbestos claimants joined in such objection. At a hearing on January 30, 2006, the USBC refused to grant the relief requested in the motion and continued the motion indefinitely, pending further developments with respect to the FAIR Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

Executive Officers of Owens Corning

(as of January 31, 2006)

The name, age and business experience during the past five years of Owens Corning’s executive officers as of January 31, 2006 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*
Sheree L. Bargabos (50)	Vice President and President, Roofing and Asphalt Business since October 2005; formerly Vice President and President, Exterior Systems Business (2002), and Vice President, Training and Development.

David T. Brown (57)	President and Chief Executive Officer since April 2002; formerly Executive Vice President and Chief Operating Officer. Director since January 2002.

Brian D. Chambers (39)	Vice President and President, Siding Solutions Business since October 2005; formerly Vice President and General Manager, Residential Roofing Business (2003), Product Manager, Residential Roofing Business (2002), and Sales/Market Leader, Specialty Roofing Business.

Charles E. Dana (50)	Vice President and President, Composite Solutions Business since February 2004; formerly Vice President - Corporate Controller and Global Sourcing (2002), and Vice President, Global Sourcing and eBusiness.

Roy D. Dean (46)**	Vice President and Corporate Controller since March 2004; formerly Vice President and Controller, Insulating Systems Business.

Joseph C. High (51)	Senior Vice President, Human Resources since January 2004; formerly Vice President, Human Resources for ConocoPhillips.

David L. Johns (47)	Senior Vice President and Chief Supply Chain and Information Technology Officer since April 2001; formerly Vice President and Chief Technology Officer.

George E. Kiemle (58)**	Vice President and President, Insulating Systems Business since February 2001; formerly Vice President, Manufacturing, Insulating Systems Business.

Stephen K. Krull (41)	Senior Vice President, General Counsel and Secretary since February 2003; formerly Vice President, Corporate Communications (2002), and Vice President and General Counsel, Operations.

Frank C. O’Brien-Bernini (49)	Vice President, Science and Technology since April 2003; formerly Vice President, Corporate Science and Technology (2002), and Vice President, Science and Technology, Insulating Systems Business.

Charles W. Stein, Jr. (41)	Vice President and President, Cultured Stone Business since October 2005; formerly Vice President and General Manager, OC Construction Services (2005), Vice President and General Manager, HOMExperts (2003), Vice President, Residential Services and Solutions (2002), and Vice President, Remodeling Services.

Michael H. Thaman (41)	Chairman of the Board and Chief Financial Officer since April 2002; formerly Senior Vice President and Chief Financial Officer. Director since January 2002.

*	Information in parentheses indicates year in which service in position began.
**	Mr. Kiemle has announced his retirement from the Company as of the end of June 2006, after 36 years of service. Mr. Dean has been elected Vice President and President, Insulating Systems Business, effective March 1, 2006.

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

Since December 19, 2002, Owens Corning’s common stock has been traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “OWENQ”. During 2005 and 2004, the high and low bid prices on the OTCBB were as follows:

	High	Low
2005
First Quarter	4.91	1.57
Second Quarter	5.70	1.68
Third Quarter	5.54	2.88
Fourth Quarter	4.09	2.32

2004
First Quarter	0.67	0.39
Second Quarter	0.92	0.34
Third Quarter	0.83	0.47
Fourth Quarter	5.71	0.54

The number of stockholders of record of Owens Corning’s common stock on January 31, 2006 was 6,516.

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

In general, the Final Equity Order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.75% of the outstanding equity securities of Owens Corning. Under the Final Equity Order, all persons or entities who at the time of the Final Equity Order or in the future beneficially own at least 4.75% of the outstanding equity securities of Owens Corning (each a “Substantial Equityholder”) are required to file with the USBC and serve upon the Debtors and the Debtors’ counsel a notice of such status. In addition, the Final Equity Order provides that a person or entity that would become a Substantial Equityholder by reason of a proposed acquisition of equity securities of Owens Corning is also required to comply with the notice and service provisions before effecting that transaction. The Final Equity Order gives the Debtors the right to

ITEM 5. MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

object in the USBC to certain acquisitions or sales of Owens Corning common stock if the acquisition or sale would pose a material risk of adversely affecting the Debtors’ ability to utilize such tax attributes.

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

ITEM 5. MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Owens Corning has various pre-Filing equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2005, is as follows:

	(a)		(b)		(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,112,862	(1)	$32.91	(1)	399,000	(2)
Equity compensation plans not approved by security holders	1,536,203	(3)	$30.35	(3)	1,216,332	(3)
Total	3,649,065		$31.84		1,615,332

(1)	Relates to the Company’s Stock Performance Incentive Plan and 1987 Stock Plan for Directors.
(2)	Relates to the Company’s 1987 Stock Plan for Directors.
(3)	Relates to the Company’s 1995 Stock Plan.

For additional information concerning these plans, including the number of securities available for future issuance, please see Note 21 to the Consolidated Financial Statements. No securities were granted under these plans in 2005, and the Company does not anticipate additional grants for the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

No purchase of Owens Corning equity securities was made by Owens Corning or any affiliated purchaser during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)
	(In millions of dollars, except per share data and where noted)
Net sales	$6,323	$5,675	$4,996	$4,872	$4,762
Cost of sales	5,165	4,649	4,170	4,130	3,938
Marketing, administrative and other expenses	565	522	438	505	565
Science and technology expenses	58	47	43	42	37
Restructure costs	—	—	(2)	61	26
Provision (credit) for asbestos litigation claims	4,267	(24)	(5)	2,351	(7)
Chapter 11 related reorganization items	45	54	85	96	87
Income (loss) from operations	(3,743)	427	267	(2,313)	116
Interest expense (income), net	739	(12)	8	16	16
Other	—	—	—	—	(2)
Income (loss) before income tax expense (benefit)	(4,482)	439	259	(2,329)	102
Income tax expense (benefit)	(387)	227	145	31	57
Cumulative effect of change in accounting principle, net of tax	—	—	—	(441)	—
Net income (loss)	(4,099)	204	115	(2,809)	39
Net income (loss) before cumulative effect of change in accounting principle per share
Basic	(74.08)	3.68	2.08	(43.01)	0.72
Diluted	(74.08)	3.40	1.92	(43.01)	0.66
Net income (loss) per share
Basic	(74.08)	3.68	2.08	(51.02)	0.72
Diluted	(74.08)	3.40	1.92	(51.02)	0.66
Weighted-average number of shares outstanding (in thousands)
Basic	55,324	55,307	55,196	55,054	55,056
Diluted	55,324	59,933	59,874	55,054	59,945
Net cash flow from operations	746	449	295	357	478
Additions to plant and equipment	288	232	208	248	270
Total assets	8,735	7,639	7,358	7,016	7,162
Long-term debt	36	38	73	71	5
Liabilities subject to compromise (f)	13,520	9,171	9,258	9,236	6,804
Average number of employees (in thousands)	20	18	18	18	19

No dividends were declared or paid for any of the periods presented above.

ITEM 6. SELECTED FINANCIAL DATA (continued)

(a)	During 2005, the Company recorded pretax charges of $4.267 billion ($3.958 billion after tax) for additional provision for asbestos liability claims net of asbestos-related insurance recoveries, pretax charges of $735 million ($445 million after-tax) for accrued post petition interest for the period from the Petition Date through December 31, 2005 on the Company’s primary pre-petition bank credit facility, pretax charges of $45 million ($27 million after-tax) for Chapter 11 related reorganization expenses, pre-tax income of $13 million ($8 million after-tax) due to changes in the Ohio tax law during 2005, and pre-tax income of $5 million ($3 million after tax) in gains on the early extinguishment of Asian debt.

(b)	During 2004, the Company recorded pretax income of $5 million ($3 million after-tax) for restructuring and other charges, pretax charges of $54 million ($27 million after-tax) for Chapter 11 related reorganization expenses, and pretax income of $24 million ($14 million after-tax) for asbestos-related insurance recoveries.

(c)	During 2003, the Company recorded pretax charges of $34 million ($18 million after-tax) for restructuring and other charges and $85 million ($37 million after-tax) for Chapter 11 related reorganization expenses, and pretax income of $5 million ($3 million after-tax) for asbestos-related insurance recoveries.

(d)	During 2002, the Company recorded pretax charges of $166 million ($103 million after-tax) for restructuring and other charges, $96 million ($48 million after-tax) for Chapter 11 related reorganization expenses, $2.351 billion ($2.351 billion after-tax) for asbestos litigation claims, and $491 million ($441 million after-tax) for the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

(e)	During 2001, the Company recorded pretax charges of $140 million ($89 million after-tax) for restructuring and other charges and $87 million ($54 million after-tax) for Chapter 11 related reorganization expenses, and pretax income of $7 million ($4 million after-tax) for asbestos-related insurance recoveries.

(f)	On October 5, 2000, Owens Corning and 17 of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, beginning in October 2000, the Company classified substantially all pre-petition liabilities of the Debtors (see Note 1 to the Consolidated Financial Statements) as “Liabilities Subject to Compromise” on the Consolidated Balance Sheet. Included in this item at December 31, 2005 and 2004 were:

	2005	2004
	(In millions of dollars)
Accounts payable and accrued liabilities	$227	$209
Accrued interest payable	40	40
Debt	2,952	2,958
Income taxes payable	85	90
Reserve for asbestos litigation claims - Owens Corning	7,000	3,565
Reserve for asbestos-related claims - Fibreboard	3,216	2,309

Total consolidated	$13,520	$9,171

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

On October 5, 2000, Owens Corning and 17 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in order to address the growing demands on our cash flow resulting from our multi-billion dollar asbestos liability. An overview of our bankruptcy proceedings appears below, and a more detailed review begins on page 37.

Chapter 11 Overview

Since the Company’s filing for Chapter 11 protection on October 5, 2000, we have worked diligently and consistently to formulate a plan of reorganization that would serve to resolve our Company’s historic asbestos liability in a manner that treats all of our creditors fairly and equitably. Our objective has been to work with all of our creditor groups in an attempt to reach a consensus as to the terms of such a plan of reorganization so that it could be fully supported (“Consensual Plan”) as we move towards emerging from Chapter 11. On December 31, 2005, we filed a Fifth Amended Plan of Reorganization (the “Plan”) and an accompanying Disclosure Statement. While we did not receive a full consensus, we did achieve the support of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, who agreed to act as co-proponents of the Plan. We also received the written support of the steering committee of holders of obligations under the Pre-Petition Credit Facility. We have not yet received the support of the holders of our bond and trade debt, but we continue to discuss the framework for a Consensual Plan with their representatives.

On January 30, 2006, the USBC scheduled a hearing on our Disclosure Statement for April 4, and a hearing on the confirmation of our Plan for July 10, 17 and 18. The USBC also extended our exclusive right to file a plan of reorganization through July 31. We are committed to confirming a plan of reorganization on that schedule, even if our plan does not enjoy the support of all of our creditor groups and we are required to seek its confirmation over the objections of certain creditors. However, we continue to believe that a Consensual Plan is feasible and preferable, and we will continue to negotiate with all creditors in an attempt to reach a full consensus prior to the scheduled confirmation hearing.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Over the past few years, uncertainty surrounding two primary issues slowed progress in our case. Those issues were (1) the substantive consolidation of Owens Corning and its debtor subsidiaries for purposes of our Chapter 11 proceedings, and (2) estimation of the total amount of the Company’s asbestos liabilities. In 2005, the uncertainty related to those two issues was largely resolved and cleared the way for substantial progress to be made towards emerging from Chapter 11.

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

The plan of reorganization that we originally filed in 2003 (“Fourth Amended Plan”) was premised upon substantive consolidation. The holders of the Company’s pre-petition bank debt, however, took the position that the Company’s estate should not be substantively consolidated. They argued that certain pre-petition loan guarantees provided to them by subsidiaries of Owens Corning should entitle them to a preferred recovery over all other unsecured creditors to the extent of the value in those subsidiaries.

Judge Fullam, the Federal District Court Judge overseeing our case, issued an Order in 2004 granting the Company’s motion requesting substantive consolidation. The holders of the company’s pre-petition bank debt then appealed Judge Fullam’s Order to the Third Circuit Court of Appeals. On August 15, 2005, the Third Circuit Court of Appeals reversed Judge Fullam’s decision. The Third Circuit created a new test and, when applied to the facts of our case, the Third Circuit held that substantive consolidation was not appropriate. The Third Circuit also denied a motion for reconsideration of its decision that was filed by the Legal Representative for the class of future asbestos claimants and holders of the bond debt in our case. Several parties, including the bondholders, have appealed the Third Circuit’s decision to the United States Supreme Court. While some uncertainty will remain regarding this issue until the Supreme Court decides whether or not to accept that appeal, we intend to proceed with moving our Plan forward towards emergence.

The Plan recognizes the Third Circuit’s ruling, and therefore does not provide for substantive consolidation. Instead, our Plan contemplates an entity-by-entity analysis of the assets and liabilities of the Company and its Debtor subsidiaries and then a determination of each creditor’s recovery based on those facts. As a result, the Plan contemplates that the bank creditors will receive full principal and compounded interest on their claims, and they will receive a significantly greater recovery than they would have received under the Fourth Amended Plan. The asbestos claimants and bondholder/trade creditors will then generally share equally and ratably under the Plan. Because the value of the Company has grown over the past few years, however, it is contemplated that all creditors should receive a higher percentage recovery under the Plan than they would have received under the Fourth Amended Plan.

Asbestos Estimation

The other primary issue which created uncertainty in our Chapter 11 was the determination of the Company’s current and future asbestos liability. Judge Fullam conducted a six-day asbestos estimation hearing in mid-January of 2005. On March 31, 2005, he then issued an Order estimating Owens Corning’s asbestos liability at $7 billion. Judge Fullam’s Order did not specifically address the asbestos liability of Fibreboard. However, based on the reasoning of his decision regarding Owens Corning’s liability, it should not be necessary for him to assign a specific number to Fibreboard’s liability to enable Owens Corning to emerge from Chapter 11 under either a Consensual or non-Consensual Plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Holders of the Company’s bank debt and bond debt and certain insurance companies have appealed Judge Fullam’s order to the Third Circuit Court of Appeals, but the Third Circuit has not yet ruled on that appeal.

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

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored the FAIR Act introduced in the United States Senate as S-852 on April 19, 2005. On May 26, 2005, the Senate Judiciary Committee passed the FAIR Act out of Committee. On February 15, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The legislative fate of the FAIR Act continues to remain uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their Plan or plans of reorganization.

As a result of the uncertainty surrounding the FAIR Act, and given the confirmation schedule set by the Bankruptcy Court, the Company will continue to move forward in our Chapter 11 notwithstanding the pendency of the bill. The Company will continue to monitor the legislative progress of the FAIR Act, and we will evaluate any significant developments and their potential impact on our Chapter 11 Cases depending upon when and if the FAIR Act is passed and what its actual provisions are.

Our strategy going forward continues to be two-fold: (1) look for a continued compromise that will result in a Consensual Plan supported by all rather than most of our creditors and (2) in the absence of a Consensual Plan, proceed to confirm our plan of reorganization on the schedule set by the Bankruptcy Court, even if the Plan does not have the support of all creditor groups, and particularly since it enjoys the support of the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and the steering committee of holders of obligations under the Pre-Petition Credit Facility. With confirmation of a Plan and emergence from Chapter 11 more clearly in sight, we intend to continue to drive aggressively toward that goal. While several potential obstacles remain to be overcome, we believe that we have made significant progress towards that end.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operations Overview

The table below provides a summary of our sales and income from operations for the last three years.

	2005	2004	2003
	(In millions of dollars)
Sales	$6,323	$5,675	$4,996

Percent change from prior year	11.4%	13.6%	2.5%

Income (Loss) From Operations	$(3,743)	$427	$267

Income (Loss) From Operations as a percent of sales	(59.2)%	7.5%	5.3%

Continued strong demand in many of our markets combined with year over year price increases for some products, largely reflective of the pass through of higher costs, enabled us to grow our sales in 2005 by more than 11%, to over $6.3 billion. However, during the first quarter of 2005, the District Court that oversees our Chapter 11 proceedings issued an opinion estimating Owens Corning’s contingent personal injury asbestos liability. As a result of that opinion, Owens Corning recorded an additional $4.342 billion provision for asbestos liability during the first quarter of 2005. Due primarily to this provision, we had a loss from operations in 2005 of $3.743 billion compared to income of $427 million in 2004 and $267 million in 2003.

Some of the significant items impacting the year over year comparability of reported income from operations are noted in the table below:

	2005	2004	2003
	(In millions of dollars)
Chapter 11 related reorganization items	$45	$54	$85
Provision (credit) for asbestos litigation claims (recoveries) - Owens Corning	3,365	(24)	(5)
Provision for asbestos litigation claims - Fibreboard	902	—	—
Restructuring and other charges (credits)	(18)	(5)	34

Total of items	$4,294	$25	$114

Excluding the items affecting comparability noted above, income from operations improved approximately 22% compared to 2004 and 19% in 2004 compared to 2003. This improvement in 2005 was largely driven by favorable pricing actions and our ability to leverage costs over a larger sales base, partially offset by higher energy, material and delivery costs. The adjustments noted above are related primarily to the Chapter 11 process, liabilities that are not the result of current operations of the Company and activities necessitated by our anticipated plan of reorganization. Management does not expect these costs and expenses to continue on an ongoing basis after the Company emerges from bankruptcy.

Due to the nature of the costs associated with the items noted in the table above, management does not find reported income from operations to be the most useful financial measure of the Company’s year-to-year operational performance. Management measures operating performance by excluding Chapter 11 related reorganization items, provisions for asbestos litigation claims and the other costs and expenses referenced in the table above for various purposes, including reporting results to the Board of Directors of the Company, and for analysis of performance and related employee compensation measures. Although management believes that these adjustments to income from operations provide a more meaningful

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

representation of the Company’s year-over-year performance, our operating performance excluding these items should not be considered in isolation or as a substitute for income from operations prepared in accordance with generally accepted accounting principles. In addition, such presentation is not necessarily indicative of the results that the Company would have achieved if the Company was not subject to Chapter 11 proceedings.

Major factors affecting the performance of our Building Materials Systems segment during 2005 include:

•	A continued attractive interest rate environment for mortgages and refinancing in 2005 resulted in continued strength in the United States housing markets, positively impacting demand for products, particularly insulation and roofing. However, recent increases in interest rates are expected to exert pressure on demand.

•	The high demand for Building Materials Systems segment products has enabled us to improve our operating efficiency, with several of our manufacturing facilities continuing to operate at very high utilization rates.

•	Continued increases in costs for energy related commodities (including natural gas, asphalt, and resin) and services (including delivery costs) impacted all of our product lines within this segment. While not the case for each product line, in total we have been able to mitigate the impact of these higher costs through improved operating efficiencies and by achieving price increases where appropriate.

•	During the first half of 2005, we experienced increased demand for our residential roofing products in the southeastern United States driven in part by the Florida hurricanes in 2004. Although this demand returned to historical levels during the third quarter of 2005, increased demand returned in the fourth quarter due in part to the 2005 hurricanes.

Major factors affecting the performance of our Composite Solutions segment during 2005 include:

•	Overall global demand for glass fiber reinforcements remained strong during 2005 with favorable growth in certain regions. We focused on composite products that create value for our customers while providing us with growth and investment opportunities.

•	We have maintained market share in regions where growth is not as robust and have capitalized on our strategy of obtaining long term contracts with industry-leading customers.

•	Continued increases in costs of energy related commodities and services adversely impacted this segment and created some margin compression which was partially offset through productivity gains.

•	Sales of surplus assets resulted in the recognition of approximately $10 million of gains. Partially offsetting these gains were approximately $6 million in costs associated with the 2005 flood of our manufacturing facility in Taloja, India. We expect substantially all of these costs to be recovered through insurance proceeds in future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity

Our operating performance led to a strong cash flow performance during 2005. Cash flow provided by operations was $746 million, while cash provided by operations net of capital spending for plant and equipment was $458 million. We ended the year with a cash balance of $1.559 billion.

To mitigate some of the near term volatility in our earnings and cash flows, we use financial and derivative financial instruments to hedge certain exposures, principally currency and energy related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy related exposures on a rolling 12 – 36 month forward basis. The unprecedented increases in energy and energy related commodities during 2005 has been favorable to our hedging portfolio, resulting in unrealized gains in commodity derivatives of approximately $16 million as of December 31, 2005, the majority of which relates to hedges maturing in the next 12 months. Should prices remain at current levels, such gains will be realized through income to partially offset purchases of the hedged items. During 2005, we recognized $26 million of income to offset increased costs of purchases of energy and energy related commodities. Going forward, the results of our hedging practice could be positive, neutral, or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

Safety

We have made safety a top Company priority. We measure our progress on safety based on two measures, the OSHA Recordable Incidents Rate (“ORIR”) and the Combined Occupational Disability Index (“CODI”). CODI is a subset of ORIR and includes the more severe incidents that involve lost or restricted time. The table below provides our performance on these measures for the past three years. The numbers shown reflect information available as of December 31, 2005 and are based on the Company’s active work sites for 2005; such numbers are subject to change based upon receipt of additional information or change in the Company’s active work sites.

	2005	2004	2003
ORIR	2.01	3.15	3.84
Percent improvement	36%	18%

CODI rate	1.23	1.93	2.05
Percent improvement	36%	6%

Outlook for 2006

In 2006, our strategy around growth and customer satisfaction will continue. In December of 2005, we reached an agreement to purchase Asahi Glass Co. Ltd.’s composite manufacturing facility located near Tokyo, Japan to support the growth of customers in the automotive, consumer and electrical, building and construction, and infrastructure markets. This acquisition positions the Company to capitalize on emerging opportunities within the Asia Pacific region and this deal is expected to close in the second quarter of 2006.

Although our markets remained strong through the end of 2005 and sales in some of our markets are constrained due to available production capacity, we continue to be cautious about the ability of the United States economy to maintain the current level of housing demand and believe a continued rising interest rate environment could cause the United States housing market to soften from the recent high levels. Two factors that may serve to mitigate the softening in demand for our products are the Energy Policy Act of 2005 and the effect of the 2005 hurricanes in the southeastern United States.

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

Historically, natural disasters such as hurricanes have led to increased short term demand for our products, particularly residential roofing and siding. Consequently, we expect additional demand due to the 2005 hurricanes affecting the northern Gulf Coast and Florida. However, due to the levels of devastation and population impacted by the hurricanes in the northern Gulf Coast, we believe the rebuilding in this area will take several years and will not create as large of a demand surge for our products as we experienced from the 2004 hurricanes in Florida. Consequently, while we believe that sales of roofing products will remain strong through 2006, we anticipate they will be lower than the record highs in 2005.

Increased costs for energy related commodities and services are likely to continue to exert pressure on our margins. We anticipate such inflation may not be recovered completely through price increases and will require us to achieve additional productivity gains. We will continue to focus on maintaining cost control, and eliminating inefficiencies in our business and manufacturing processes to assist in offsetting the effects of inflation and in achieving planned results. If we cannot achieve targeted productivity gains, our margins, results of operations, and financial condition could be adversely affected.

RESULTS OF OPERATIONS

Sales and Profitability for the Years ended December 31, 2005 and 2004

NET SALES

Net sales for the year ended December 31, 2005, were $6.323 billion, an 11% increase from the 2004 level of $5.675 billion. This increase was primarily the result of favorable pricing actions and higher volumes in both operating segments. The increased volumes are a result of growth in the United States housing and remodeling markets, an improved global economy, and strong demand for our residential roofing products in the southeastern United States, driven in part by the hurricanes in 2004 and 2005. The effect of translating sales denominated in foreign currencies into U.S. dollars, principally in our Composite Solutions segment, was favorable and contributed approximately $15 million to the $648 million sales increase.

Sales outside the United States represented 16% of total sales during both 2005 and 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PROFITABILITY

	2005	2004
	(In millions of dollars)
Sales	$6,323	$5,675

Gross margin	$1,158	$1,026
As a percent of Sales	18.3%	18.1%

Marketing and administrative	$565	$530
As a percent of Sales	8.9%	9.3%

Provision (credit) for asbestos litigation claims	$4,267	$(24)

Income (loss) from operations	$(3,743)	$427

Interest expense (income), net	$739	$(12)

Income tax expense (benefit)	$(387)	$227

Net income	$(4,099)	$204

GROSS MARGIN

Gross margin as a percent of sales improved only slightly during 2005. Strong demand in the markets in which we operate enabled us to improve our margin through increased pricing for some of our products and realization of some operating efficiencies. However, these price increases and efficiency improvements were substantially offset by higher costs associated with energy related commodities (particularly oil, natural gas, and resin) and transportation. As described above, to mitigate near term volatility in our operating results, we partially hedge our exposures to the cost of energy and some energy related commodities. During 2005, such hedges resulted in a $26 million reduction in prices paid for the purchases of the underlying commodities. Under the recent environment of rising commodity prices, our hedging activities have served to reduce our costs, however, should commodity prices stabilize, the benefits experienced from our hedging program during 2005 will decrease over time, and should commodity prices decline, our hedging instruments could adversely impact gross margins and our cost position compared to the market.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $565 million for the year ended December 31, 2005, compared to $530 million for the year ended December 31, 2004. As a percent of sales, these expenses improved 0.4%.

PROVISION (CREDIT) FOR ASBESTOS LITIGATION CLAIMS

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company also re-evaluated its reserve for Fibreboard’s asbestos claims. Although the District Court did not provide an estimate for Fibreboard’s asbestos liability, management evaluated the District Court’s process for determining Owens Corning’s liability and determined that the range of possible outcomes had narrowed. Consequently, the Company determined that an additional $907 million liability should be recorded for Fibreboard, bringing the total reserve recorded for Fibreboard to $3.216 billion. The total non-cash provision recorded for asbestos litigation claims during the first quarter 2005 was $4.342 billion.

During both 2005 and 2004, the Company also received various recoveries from insurance carriers for asbestos litigation claims reducing the total net asbestos related provision for 2005 to $4.267 billion compared to a credit of $24 million in 2004. See Note 19 to the Consolidated Financial Statements for further information concerning the provision for asbestos litigation claims.

INCOME FROM OPERATIONS

The decrease in income from operations was primarily due to the $4.267 billion net provision for asbestos litigation claims taken during 2005. Our 2004 results for the Composites Solutions segment also reflect recoveries of insurance proceeds related to the 2003 flood at our L’Ardoise, France facility resulting in $28 million in gains. The overall decline in income from operations was partially offset through improved sales and our ability to achieve some operating efficiencies derived from the strong demand in our largest markets, a decrease of approximately $9 million in Chapter 11 related expenses in 2005 compared to 2004, foreign exchange gains of approximately $3 million in 2005 compared to losses of $4 million in 2004 and a $5 million gain on the extinguishment of certain debt in Asia. Our Composites Solutions segment also recognized approximately $10 million in gains in the United States related to the sale of surplus assets. Additionally, as described more fully below, as the result of Ohio state tax legislation during the second quarter of 2005, the Company recorded $13 million of other income to establish a long term asset for credits that can be used to offset certain future Ohio tax obligations.

INTEREST EXPENSE

The 2005 results include expenses of $735 million with respect to the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005 relating to post-petition interest and certain other fees. Of these expenses, (a) $538 million were recorded for the period ended September 30, 2005 as the result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of it’s Debtor and non-Debtor subsidiaries, and (b) the remaining $197 million were recorded for the period ended December 31, 2005 in light of the terms of the Company’s revised Plan and Owens Corning’s view of the likelihood of the amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility.

The 2004 results include a $16 million pre-tax gain due to the reversal of accrued interest from the settlement of certain guaranteed subsidiary debt. During 2004, we finalized a settlement with certain holders of third party debt by allowing the releasing debtholders various claims in our Chapter 11 proceedings. This settlement resulted in recording interest income in 2004 for the reversal of $16 million of accrued interest. This settlement also resulted in approximately $32 million of short-term debt and $35 million of long-term debt being reclassified as liabilities subject to compromise in our Consolidated Balance Sheet.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAXES

During the first quarter of 2005, in connection with the incremental provision for asbestos litigation claims, management recorded deferred taxes and a valuation allowance to record the asset at realizable value. This resulted in a net tax benefit of $75 million. In addition, primarily due to our most recent plan of reorganization filed in December of 2005 which contains a distributable value of the Company upon emergence that is greater than previously estimated, management recorded a reduction of its valuation allowance for deferred tax assets related to asbestos litigation claims of approximately $282 million with a corresponding tax benefit. Primarily as a result of these items, our effective tax rate for 2005 was 9%.

On June 30, 2005, new Ohio state tax legislation was signed into law, the net impact of which is expected to be favorable to the Company in the future. However, the impact of this new legislation on net income during 2005 was a charge of $18 million. This charge was the result of an additional tax provision of approximately $31 million, primarily due to the write-off of Ohio deferred tax assets, including net operating loss carryforwards that will no longer be utilized to offset income taxes. This charge was offset by a credit of $13 million recorded as other income representing the present value of a portion of the amounts written off that may be used as credits against a new gross receipts tax in the future.

Income tax expense includes approximately $12 million of additional tax provision for the impact of our decision under the American Jobs Creation Act to repatriate approximately $220 million of earnings previously considered permanently reinvested outside of the United States.

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

As stated above under Item 5, “Market for Owens Corning’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities”, on April 15, 2005, the USBC issued the Final Equity Order imposing certain notice procedures and transfer restrictions on the trading of equity securities of Owens Corning. The Final Equity Order was sought by Owens Corning and certain of its subsidiaries to avoid limitations on the use of their tax net operating loss carryforwards and certain other tax attributes.

NET INCOME (LOSS)

Net income for the year ended December 31, 2005 was a loss of $4.099 billion, or ($74.08) per share, compared to income of $204 million, or $3.40 per share, for the prior year. The decrease in 2005 reflects the non-cash provision for asbestos litigation claims, the accrual of post-petition interest and fees on the Pre-Petition Credit Facility and other items mentioned above.

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. The Company consolidates this joint venture such that all losses and recoveries related to the flood are or will be recorded within the Company’s financial statements. The portion of losses and recoveries related to our joint venture partner appear in “Minority interest and equity in net earnings of affiliates” and “Minority interest” in our Consolidated Statement of Income (Loss) and Consolidated Balance Sheet, respectively. The facility is insured for property damage and business

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

interruption losses relating to such events under a policy maintained by the joint venture and under the Owens Corning global insurance policy, each subject to policy limits. The losses are subject to a deductible of $250,000, which was incurred and expensed in the third quarter of 2005.

The Company estimates it has incurred, or will incur, a total of $25 million to $35 million of property damage costs and business interruption losses in 2005 and 2006 associated with the Taloja flood. The Company believes these costs/losses will be substantially covered by insurance. During 2005, the Company recorded approximately $2 million in receivables for flood related costs net of $7 million of insurance advances. In addition, approximately $6 million ($4 million in the fourth quarter) of business interruption costs related to the flood were expensed during the year. Should the expected recoveries not be received, the uncovered costs and losses could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

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

PROFITABILITY

	2004	2003
	(In millions of dollars)
Sales	$5,675	$4,996

Gross margin	1,026	826
As a percent of Sales	18.1%	16.5%

Marketing and administrative	530	459
As a percent of Sales	9.3%	9.2%

Income from operations	427	267

Income tax expense	227	145

Net income	204	115

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

NET INCOME

Net income for the year ended December 31, 2004 was $204 million, or $3.40 per share, compared to $115 million, or $1.92 per share, for the prior year. In addition to the items discussed above, the 2004 results included the $16 million in income related to the release of certain guaranteed subsidiary debt.

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries, namely IPM, Inc., Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., that issued guarantees with respect to Owens Corning’s primary pre-petition bank credit facility (the “Pre-Petition Credit Facility”), may initiate Chapter 11 proceedings in order to be covered by the terms of the Plan (as defined below). The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under the Plan (as defined below) or some other Chapter 11 plan of reorganization to be voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (the “Fourth Amended Plan”) in the USBC on October 24, 2003.

On December 31, 2005, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed fifth amended joint plan of reorganization (as so amended through such fifth amendment, the “Plan”) in the USBC along with a related disclosure statement (the “Disclosure Statement”). The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. Certain other members of the major non-asbestos creditor groups have indicated that they may oppose the Plan. There can be no assurance that the Plan or any other plan supported by Owens Corning and less than all of the major creditor groups will be ultimately confirmed by the Bankruptcy Court and consummated. The Debtors have the exclusive right to file and solicit acceptances to a plan of reorganization through July 31, 2006. In addition, Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of the Plan (or any other plan of reorganization) or its effect, if any, on the terms thereof. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court.

The Plan has been significantly amended from the Fourth Amended Plan. In particular, the Plan is no longer premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation (the “Substantive Consolidation Order”). In the Substantive Consolidation

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Substantive Consolidation Order with the Third Circuit. On August 15, 2005, the Third Circuit reversed the Substantive Consolidation Order. The Legal Representative for the class of future asbestos personal injury claimants and certain designated members of the Official Committee of Unsecured Creditors subsequently filed petitions for rehearing en banc of the Third Circuit’s decision. Those petitions for rehearing were denied by the Third Circuit on September 28, 2005. The Legal Representative for the class of future asbestos personal injury claimants and certain bondholders have filed petitions for certiorari with the United States Supreme Court with respect to the Third Circuit’s decision on the Substantive Consolidation Order.

As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, Owens Corning recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005 in the amount of $538 million relating to post-petition interest and certain other post-petition fees. With respect to post-petition interest, such expenses reflected the application of the Base Rate plus 2% (as described below) applied on a non-compounding basis. The Plan provides that, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit Facility will be paid an amount in cash which reflects post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and Facility Fees (as defined in the Pre-Petition Credit Facility). In light of such terms of the Plan, Owens Corning (i) has recorded, for the period ended December 31, 2005, additional expenses of $147 million for the period from the Petition Date through September 30, 2005, and (ii) has recorded, for the quarter ended December 31, 2005, additional expenses of $50 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including Facility Fees. However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings) in the event the holders of debt under the Pre-Petition Credit Facility are deemed impaired and vote against the Plan. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including Facility Fees. The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum. Actual amounts of post-petition interest and other fees, if any, that are ultimately determined payable under the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005 or for future periods may be significantly higher or lower than the amounts indicated above.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

parties, appealed the District Court’s ruling to the Third Circuit. Certain parties have filed briefs with respect to such appeal, but the briefing has not yet been completed and oral arguments have not yet been scheduled. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 19 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 15, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or the Plan (or any other plan of reorganization), including in the event that the effective date of the Plan has not occurred prior to the enactment of the FAIR Act. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

The Plan of Reorganization

As described above, on December 31, 2005, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed the Plan and the related Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s reversal of the Substantive Consolidation Order described above, the current Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and interests in each of the Debtors. In addition, as part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it. The USBC has set July 10, 17 and 18, 2006 as hearing dates on the confirmation of the Plan. At this time, Owens Corning is unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

The Plan currently provides that, after the payment of secured and priority claims, the residual distributable value of Owens Corning will generally be allocated ratably in the form of cash and new common stock to holders of allowed general unsecured claims against Owens Corning (other than holders of claims under the Pre-Petition Credit Facility, which will receive the treatment described below), including asbestos claimants, bondholders, trade creditors and other general unsecured creditors. The percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors. Those factors, which are described in detail in the Disclosure Statement, include, among other things, the value of the shares of new common stock and notes to be issued by Owens Corning, the amount of cash available for distribution, and the outcome of the voting on the Plan. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are primarily asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

As described in greater detail in the Plan and Disclosure Statement, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit Facility will be paid cash in an aggregate amount equal to the amount of their allowed claims plus post-petition interest on a compounding basis (compounded quarterly) and Facility Fees (as defined in the Pre-Petition Credit Facility) under the Pre-Petition Credit Facility. If the holders of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

debt under the Pre-Petition Credit Facility are deemed to be impaired and the class of such holders rejects the Plan, then the holders of debt under the Pre-Petition Credit Facility will be paid cash and cash pay notes in an amount to be determined by the Bankruptcy Court. As previously disclosed, as of December 31, 2005, Owens Corning has recorded expenses of $735 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including Facility Fees. However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings) in the event the holders of debt under the Pre-Petition Credit Facility are deemed impaired and vote against the Plan. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including Facility Fees. The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum. Actual amounts of post-petition interest and other fees, if any, that are ultimately determined payable under the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005 or for future periods may be significantly higher or lower than the amounts indicated above.

As described above, the Plan (which is co-proposed by the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants) provides that Owens Corning asbestos claimants will receive a partial payment proportionately similar to other general unsecured creditors of Owens Corning. In order to estimate the amount of the current and future asbestos personal injury claims in the Chapter 11 Cases, a six-day claims estimation hearing was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Certain parties have filed briefs with respect to this appeal, but the briefing has not yet been completed and oral arguments have not yet been scheduled.

Under the Plan, a trust, which is intended to qualify under section 524(g) of the Bankruptcy Code (the “524(g) Trust”), will be created from which asbestos claimants will be paid. The Plan provides that a majority of the newly issued common stock of reorganized Owens Corning, as well as cash, the assets of the existing Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements) and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

specified other assets, will fund the 524(g) Trust. The 524(g) Trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liability of Owens Corning, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the Fibreboard Settlement Trust and certain other specified assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims which will be subject to the 524(g) Trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares.

In general, in light of the Third Circuit’s reversal of the Substantive Consolidation Order, intercompany claims are classified separately under the Plan but receive treatment similar to that of other unsecured claims. However, as described more fully in the Plan, holders of allowed intercompany claims do not receive distributions of new common stock and cash on account of such claims but, instead, are credited with value on account of such claims. In addition, the arrangements, transactions and relationships that gave rise to certain intercompany claims may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if any, may have an impact on the treatment of various claims under the Plan or any other plan ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its direct and indirect subsidiaries.

Although they have not filed Chapter 11 Cases at the present time, Owens Corning reserves the right to initiate Chapter 11 proceedings on behalf of three subsidiaries, IPM, Inc., Vytec Corporation and Owens-Corning Fibreglas Sweden Inc., that issued guarantees with respect to the Pre-Petition Credit Facility, in the event Owens Corning deems it necessary to do so in order for such subsidiaries to be covered by the terms of the Plan. The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, the Plan provides for certain “cramdown” provisions, whereby the Plan may be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the plan and vote in favor of it.

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

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of December 31, 2005, approximately 7,000 of the Objectionable Claims, totaling approximately $5.7 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of December 31, 2005, approximately 1,000 of these claims, totaling approximately $0.4 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $534 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 19 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 19 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 19 to the Consolidated Financial Statements); environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $95 million, of which approximately $28 million are protective claims covering contracts which have not been rejected by the Debtors as of December 31, 2005.

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

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Certain parties have filed briefs with respect to such appeal, but the briefing has not yet been completed and oral arguments have not yet been scheduled. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

2005 Credits

During 2005, due to new Ohio state tax legislation, the Company recorded a pretax credit in the Consolidated Statement of Income (Loss) under the caption “Other” of approximately $13 million representing the present value of the net operating losses that will be allowed to be taken as credits against a new gross receipts tax. The Company also renegotiated certain Asian debt resulting in a gain of $5 million related to the forgiveness of such debt which was recorded in the Consolidated Statement of Income (Loss) under the caption “Other”.

2004 Credits

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

We ended 2005 with a cash balance of $1.559 billion, an increase of $434 million from December 31, 2004. The following table provides information regarding our liquidity.

	2005	2004	2003
	(In millions of dollars, except ratios)
Cash balance	$1,559	$1,125	$1,005
Cash flow from operations	$746	$449	295
Cash flow used in investing activities	$(283)	$(320)	(145)
Unused committed credit lines	$81	$113	167

Working capital analysis
Net working capital	$919	$1,177	$1,024
Current ratio	1.51	2.24	2.19
Days sales outstanding (a)	35	34	34
Days of inventory on hand (b)	44	44	42
Days payable outstanding (c)	37	35	29

(a)	Days sales outstanding is defined as receivables divided by average daily sales. Average daily sales is calculated by dividing annual sales by 365.
(b)	Days of inventory on hand is defined as FIFO inventory, divided by cost of sales divided by 365.
(c)	Days payable outstanding is defined as accounts payable, excluding subject to compromise, divided by cost of sales divided by 365.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in cash flow from operations in 2005 compared to 2004 was primarily the result of improved income excluding non-cash charges for asbestos and interest and fees on pre-petition debt. Net working capital and the current ratio decreased to $919 million and 1.51, respectively, for 2005 primarily due to the accrual of $735 million of interest and fees with respect to the Pre-Petition Credit Facility. We were able to decrease our overall cash collection cycle (defined as days sales outstanding plus days of inventory on hand less days payable outstanding) to 42 days, from 43 days in 2004. Cash flow from operations on a comparable basis also reflects contributions of $49 million to the Company’s pension plans during 2005, compared to contributions of $231 million in 2004.

Although our spending on additions to plant and equipment increased to $288 million in 2005 from $232 million in 2004, overall investing activities consumed only $283 million in cash during 2005, compared to $320 million during 2004. The decrease in net cash used in investing activities during 2005 is primarily attributable to:

•	A decrease in the amount of cash invested in affiliates or used to acquire new entities in 2005 compared to 2004.

•	Larger proceeds from the sale of surplus assets during 2005 than 2004.

Total spending for capital and investments, including investments in affiliates net of cash acquired, was $302 million in 2005 and $328 million in 2004. Under expected market conditions, we anticipate that 2006 spending for capital investments will be approximately $350 million, substantially all of which is uncommitted. We expect these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities resulted in a use of cash of $30 million in 2005 compared to $24 million in 2004. The use of cash in 2005 primarily relates to payments of $13 million to reduce outstanding debt in China, payments of $14 million to reduce debt in India partially offset by $7 million in new borrowings in India, and payments of approximately $6 million on short term debt in Asia. The cash usage in 2004 includes payments of $20 million to reduce outstanding debt in India.

At December 31, 2005, we had $2.952 billion of debt subject to compromise and $55 million of other debt. At December 31, 2004, we had $2.958 billion of debt subject to compromise and $80 million of other debt. Of the other debt amounts for 2005 and 2004, $7 million was in default as a consequence of the Filing and therefore classified as current on the Consolidated Balance Sheet.

The Company has significant liabilities related to pension plans for its employees. The Company contributed $49 million to the pension plans in 2005. The Company currently projects additional contributions in the range of $40 million to $60 million during 2006. The Company’s pension-related assets decreased to $471 million at December 31, 2005, from $499 million at December 31, 2004, primarily due to additional service costs, interest cost accrued and amortization of prior actuarial losses exceeding contributions to the pension plans and return on plan assets. The Company’s recorded long-term pension plan liability decreased to $684 million at December 31, 2005, from $731 million at December 31, 2004. The ultimate cash flow impact to the Company, if any, of the pension plan liability, and the timing of any such impact, will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at December 31, 2005; however, approximately $169 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include securitization of accounts receivable and guarantees with respect to unconsolidated affiliates and other entities (see Notes 4, 10, and 23 to the Consolidated Financial Statements for further information regarding these arrangements). The Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make payments to third parties. The Company’s known contractual obligations as of December 31, 2005 are as follows:

	Payments due by period
(in millions of dollars)	2006	2007	2008	2009	2010	2011 and Beyond	Total
Long-term debt obligations	$17	$19	$5	$—	$—	$—	$41
Capital lease obligations	3	3	3	3	1	5	18
Operating lease obligations	72	57	42	26	18	104	319
Purchase obligations*	228	97	82	26	15	26	474
Other long-term liabilities reflected in the Company’s Consolidated Balance Sheet	—	—	—	—	—	—	—

Total	$320	$176	$132	$55	$34	$135	$852

*	Purchase obligations include all take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.

The contractual obligations above exclude obligations subject to compromise, post-petition interest on pre-petition debt and obligations to fund our employee benefit or pension plans. The Company currently projects contributions to our pension plans in the range of $40 million to $60 million during 2006.

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

The Company’s Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

The Company recognizes revenue when title and risk pass to the customer, generally when goods are shipped. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded.

Inventories are stated at lower of cost or market value. Inventory costs include material, labor and manufacturing overhead. Approximately half of our inventories are valued using the first-in, first-out (FIFO) method and the balance of inventories is generally valued using the last-in, first-out (LIFO) method.

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

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions, such as inflation, investment returns, mortality, turnover, medical costs and discount rates through a collaborative effort by management and outside advisors such as consultants, lawyers and actuaries. The results of this effort provide management with the necessary information on which to base its judgment and develop the estimates used to prepare the financial statements. Changes in assumptions used could result in a material impact to the Company’s consolidated financial statements in any given period.

Two key assumptions that have a significant impact on the measurement of pension liability and pension expense are the discount rate and expected return on plan assets. For the Company’s largest plan, the U.S. plan, the discount rate was derived by performing a bond matching exercise using a bond portfolio of non-callable bonds rated AA- or better. The bonds were selected so that the expected cash flows of the pension plan were reasonably matched by available coupons and maturities. In developing the hypothetical portfolio, the use of any specific issue was limited to 30% of the outstanding bonds available as of the measurement date, and the amount of the projected benefit obligation that could be matched by any one bond issue was limited to 20%. This bond matching exercise supported a discount rate of 5.80% for the pension plan’s October 31, 2005 measurement, a decrease from 5.85% in the previous year. The lower discount rate for 2005 reflects market interest rate conditions, which generally increased for short-term instruments and decreased for long-term instruments. A 25 basis point increase in the discount rate would decrease the U.S. pension projected benefit obligation by approximately $32 million and 2006 pension expense by approximately $2 million. A 25 basis point decrease in the discount rate would increase the benefit obligation by approximately $33 million and 2006 pension expense by approximately $2 million.

The discount rate for the Company’s U.S. postretirement plan was selected using the same method as described for the pension plan. The bond matching exercise supported a discount rate of 5.80% for the plan’s October 31, 2005 measurement, a decrease from 5.85% in the previous year. A 25 basis point increase in the discount rate would decrease the U.S. postretirement benefit obligation by approximately $7 million and 2006 postretirement benefit expense by a nominal amount. A 25 basis point decrease in the discount rate would increase the benefit obligation by approximately $9 million and 2006 postretirement benefit expense by a nominal amount.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The expected return on plan assets was derived by taking into consideration the current plan asset allocation, historical rates of return on those assets and projected future asset class returns. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 7.50% at the October 31, 2004 measurement date, which was used to determine 2005 pension expense. The expected rate of return used to determine pension expense in 2003 and 2004 was 8.00%. The decrease from 8.00% in 2003 and 2004 to 7.50% in 2005 was the result of a change in the asset allocation. At the October 31, 2005 measurement date, the calculation resulted in the selection of an expected return on plan assets of 7.50%, which is consistent with the prior year. This rate will be used to determine the Company’s 2006 pension expense. A 25 basis point increase (decrease) in return on plan assets assumption would result in a decrease (increase) of 2006 pension expense by $2 million.

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

The determination of the Company’s tax provision is complex due to operations in several tax jurisdictions outside the United States. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. With respect to the valuation allowance for deferred tax assets related to charges for asbestos-related liabilities, the amount of the valuation allowance was determined in part by assumptions relating to the expected enterprise value at the time of emergence from bankruptcy and other matters that will ultimately be resolved through the bankruptcy process. Changes in the plan of reorganization could result in a material increase or decrease in the valuation allowance. In addition, the Company maintains tax reserves to cover Internal Revenue Service (“IRS”) claims for income taxes and interest attributable to audits of open tax years. While the Company believes that the existing reserves are appropriate in light of the audit issues involved, its defenses, its prior experience in resolving audit issues, and its ability to realize certain challenged deductions in subsequent tax returns if the IRS were successful, there can be no assurance that such reserves will be sufficient. The Company will continue to review its tax reserves on a periodic basis and make such adjustments as may be appropriate. Any such revision could be material to the Company’s consolidated financial position and results of operations in any given period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement became effective for the Company as of January 1, 2006. The effect of adoption of this standard is not material.

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment”. This statement eliminates the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange for the services received based on the fair value of the equity instruments on the grant-date. The Company adopted the provisions of this statement during 2005. The effect of adoption of this standard was not material as none of the Company’s previously issued stock-based awards were materially impacted. Additionally, the Company does not expect to issue stock-based compensation while it remains in Chapter 11 proceedings.

In March 2005, the Financial Accounting Standards Board issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This statement clarifies the meaning of the term “conditional asset retirement” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligations can be estimated. This statement became effective for the Company in the fourth quarter of 2005. The effect of adoption of this standard was not material.

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At December 31, 2005, a total of 60 such PRP designations remained unresolved by the Company. In most cases, the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2005, the Company’s reserve for such liabilities was $13 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state, and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates, natural gas prices and transportation costs in the normal course of business. During 2005, as the result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, the Company accrued post-petition interest and fees related to its Pre-Petition Credit Facility. This facility is exposed to floating interest rates based on the higher of the prime rate or the Federal Funds Rate plus 0.5% (plus, in either case, 2%). This was the only significant change during 2005 to the Company’s inventory of exposures or the objectives for managing those exposures. At this time, no significant changes are anticipated in 2006.

To mitigate some of the near term volatility in our earnings and cash flows, the Company manages certain of our exposures through the use of certain financial and derivative financial instruments. The Company’s objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows. The Company’s policy is to use foreign currency, interest rate and commodity derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for trading purposes.

A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 2 to the Consolidated Financial Statements. Further information on the Company’s exposure to market risk is included in Note 23 to the Consolidated Financial Statements.

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

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward and option contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. The net fair value of financial instruments used to limit exposure to foreign currency risk was an asset of less than $1 million at December 31, 2005, and a liability of approximately $2 million at December 31, 2004. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $12 million for each year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. As described above, the Company’s Pre-Petition Credit Facility is exposed to floating interest rates. The total outstanding balance of the credit facility, including all accrued interest and fees, was approximately $2.186 billion as of December 31, 2005. The effective interest rate for 2005 was 8.87 percent. If the market interest rates underlying this facility increase by a full percentage point, interest expense for 2006 would increase by approximately $22 million. Annual cash flow is not impacted by interest rate changes since we are not currently paying interest on pre-petition debt.

During 2005 and 2004, the Company also held interest rate sensitive securities in the Fibreboard Settlement Trust. At December 31, 2005 and 2004, the net fair value of these investments was approximately $1.371 billion and $1.355 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $11 million for 2005 and $7 million for 2004.

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt, PVC and polystyrene. The Company enters into cash-settled natural gas swap contracts to protect against changes in natural gas prices on a rolling 12-36 month forward basis; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2005, the net fair value of such swap contracts was an asset of approximately $21 million, compared to a liability of approximately $3 million at December 31, 2004. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $14 million and $6 million for 2005 and 2004, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

The Company is also exposed to changes in diesel fuel costs associated with delivering finished goods to customers. The Company utilizes cash-settled heating oil swap contracts to protect against changes in diesel fuel costs on a rolling 12-36 month forward basis. At December 31, 2005, the net fair value of these contracts was a liability of less than $1 million, compared to an asset of approximately $1 million at December 31, 2004. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $2 million and $1 million for 2005 and 2004, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 74 through 158 of this filing are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 74 hereof and is incorporated here by reference. PricewaterhouseCoopers LLP’s report on management’s assessment of the Company’s internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 75 hereof.

There have not been any changes in the Company’s internal control over financial reporting during 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Following Bankruptcy Court approval on January 26, 2006, Owens Corning has amended its pre-existing Key Management Severance Agreements with David T. Brown, President and Chief Executive Officer, and Michael H. Thaman, Chairman of the Board and Chief Financial Officer, as of February 20, 2006. The amended sections include the definitions of “Change of Control” and “Constructive Termination”, provision for reimbursement with respect to certain taxes and the pro rata payment of certain incentive payments, and the duration of the agreements. Copies of the amended and restated agreements are filed as Exhibit (10) to this Form 10-K.

Also following Bankruptcy Court approval on January 26, 2006, Owens Corning has continued the Key Employee Retention Plan that will be utilized for calendar year 2006 under its Bankruptcy Court-approved retention program. A copy of the 2006 plan is filed as Exhibit (10) to this Form 10-K.

The Compensation Committee of the Board of Directors also has approved, subject to Bankruptcy Court approval, the funding measures applicable to Owens Corning’s Corporate Incentive Plan for the 2006 performance period and for Owens Corning’s Long Term Incentive Plan for the 2006-2008 performance period, as follows:

1.	The funding measures applicable to the Corporate Incentive Plan for the 2006 performance period are “Income From Operations” (weighted at 75%) and “Cash Flow From Operations” (weighted at 25%).

2.	The funding measures applicable to the Long Term Incentive Plan for the 2006-2008 performance period are “Average Annual Return On Net Assets” (weighted at 75%) and cumulative “Earnings Before Interest, Taxes, Depreciation and Amortization” during the performance period (weighted at 25%).

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING

INFORMATION CONCERNING DIRECTORS

At January 31, 2006, Owens Corning’s Board of Directors was composed of ten directors, divided into three classes. Each class of directors serves for a term expiring at the third succeeding annual meeting of stockholders after the year of election of such class, and until their successors are elected and qualified. As of January 31, 2006, Owens Corning has not scheduled an annual meeting of stockholders for 2006 or any subsequent period.

Information concerning each director of Owens Corning as of January 31, 2006, is set forth below.

Class Expiring At First Succeeding Annual Meeting Of Stockholders

Gaston Caperton, 65. President and Chief Executive Officer of The College Board, not-for-profit educational association, New York, NY and Chairman of The Caperton Group, a business investment and development company, Shepherdstown, WV; former Governor of the State of West Virginia. Director since 1997.

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

Mr. Caperton is a director of United Bankshares, Inc., Energy Corporation of America, West Virginia Media Holdings and Prudential Financial. He was the 1996 Chair of the Democratic Governors’ Association, served on the National Governors’ Association executive committee and as a member of the Intergovernmental Policy Advisory Committee on U.S. Trade and was Chairman of the Appalachian Regional Commission, Southern Regional Education Board, and the Southern Growth Policy Board.

William W. Colville, 71. Retired; former Senior Vice President, General Counsel and Secretary of Owens Corning. Director since 1995.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

Landon Hilliard, 66. Partner, Brown Brothers Harriman & Co., private bankers, New York, NY. Director since 1989.

A graduate of the University of Virginia, Mr. Hilliard began his career at Morgan Guaranty Trust Company of New York. He joined Brown Brothers Harriman in 1974 and became a partner in 1979.

Mr. Hilliard is a director of Norfolk Southern Corporation, Western World Insurance Company and Russell Reynolds Associates, Inc. He is also Chairman of the Board of Trustees of the Provident Loan Society of New York and Secretary of The Economic Club of New York.

Robert B. Smith, Jr., 68. Director, Virginia Environmental Endowment, a nonprofit, funded, grant making corporation dedicated to improving the environment. Director since 2004.

A graduate of the University of North Carolina and the University of North Carolina Law School, Mr. Smith’s previous experience included serving as Trustee of the Dalkon Shield Claimants Trust, a public interest trust of $3 billion created by the Federal Bankruptcy Court to compensate those damaged by the Dalkon Shield, and as Vice President for Government Relations of the Pharmaceutical Manufacturers Association. His prior experience also included various positions related to the U.S. Senate, including: Chief Counsel and Staff Director, U.S. Senate Government Operations Committee; Chief Counsel, U.S. Senate Subcommittee on Revision and Codification of the Laws; Chief Legislative Assistant, Senator Sam J. Ervin, Jr.; Special Counsel, U.S. Senate Antitrust and Monopoly Subcommittee; and Counsel, U.S. Senate Subcommittee on Constitutional Rights.

Class Expiring At Second Succeeding Annual Meeting Of Stockholders

Ann Iverson, 61. President and Chief Executive Officer of International Link, an international consulting firm, Scottsdale, AZ. Director since 1996.

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

Ms. Iverson is a member of the Board of Trustees of the Thunderbird School of International Management, and a member of Financo Global Consulting.

W. Walker Lewis, 61. Chairman, Devon Value Advisers, financial consulting and investment banking firm, Greenwich, CT and New York, NY. Director since 1993.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

Mr. Lewis is a director of Ameriprise Financial, Inc. and Mrs. Fields’ Original Cookies, Inc. and is Chairman of Applied Predictive Technologies. He is also a member of the Council on Foreign Relations and the Washington Institute of Foreign Affairs.

Michael H. Thaman, 41. Chairman of the Board and Chief Financial Officer, Owens Corning. Director since January 2002.

A graduate of Princeton University, Mr. Thaman joined Owens Corning in 1992. He was elected Chairman of the Board in April 2002 and became Chief Financial Officer in 2000. Before assuming his current positions, Mr. Thaman held a variety of leadership positions at Owens Corning, including serving as President of the Exterior Systems Business beginning in 1999 and President of the Engineered Pipe Systems Business beginning in 1997.

Prior to joining Owens Corning, Mr. Thaman was Vice President in the New York office of Mercer Management Consulting, a strategy consulting firm.

Mr. Thaman is a director of Florida Power & Light Group, Inc.

Class Expiring At Third Succeeding Annual Meeting Of Stockholders

Norman P. Blake, Jr., 64. Former Chairman, President and Chief Executive Officer of Comdisco, Inc., global technology services, Rosemont, IL. Director since 1992.

A graduate of Purdue University, Mr. Blake also previously has served as Chief Executive Officer of the United States Olympic Committee; Chairman, President and Chief Executive Officer of Promus Hotel Corporation; Chairman, President and Chief Executive Officer of USF&G Corporation; and Chairman and Chief Executive Officer of Heller International Corporation of Chicago.

Mr. Blake is a member of the Purdue Research Foundation, Purdue University’s President’s Council and Dean’s Advisory Council, Krannert School of Management. He is the recipient of the degree of Doctor of Economics honoris causa from Purdue University, granted jointly by the Krannert School of Management and School of Liberal Arts. He has also been awarded The Ellis Island Medal of Honor.

David T. Brown, 57. President and Chief Executive Officer, Owens Corning. Director since January 2002.

A graduate of Purdue University, Mr. Brown assumed his current position in April 2002. Before that, he served as Executive Vice President and Chief Operating Officer of Owens Corning beginning in January 2001. Previously, he held numerous leadership positions in sales and marketing at Owens Corning, including serving as President of the Insulating Systems Business beginning in 1997, President of Building Materials Sales and Distribution beginning in 1996, and President of the Roofing and Asphalt Business beginning in 1994. Mr. Brown joined Owens Corning in 1978 after working for Procter & Gamble, Shearson Hammill and Eli Lilly.

Mr. Brown is a director of BorgWarner Inc. He also is on the Board of Directors of the Toledo Museum of Art and the Dean’s Advisory Council for Purdue’s Krannert School of Management. He is a past board member of the Asphalt Roofing Manufacturers Association Executive Committee, National Roofing Contractors Association Advisory Board, Thermal Insulation Manufacturers Association, and Executive Committee of the North American Insulation Manufacturers Association.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

W. Ann Reynolds, 68. Former President and Professor of Biology of The University of Alabama at Birmingham, Birmingham, AL. Director since 1993.

A graduate of Kansas State Teachers College and the University of Iowa, Dr. Reynolds previously served as Chancellor of the City University of New York System for seven years and served eight years as Chancellor of the California State University System.

Dr. Reynolds is a director of Humana, Inc., Abbott Laboratories, Maytag Corporation, Invitrogen Corporation, and the Post-Gazette, Champaign-Urbana, IL. She is also a member of the Society for Gynecological Investigation, and the Perinatal Research Society.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Certain information concerning Owens Corning’s executive officers is included on pages 18 to 19 hereof.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

As indicated in Item 1 above, Owens Corning and 17 of its domestic subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code on October 5, 2000. Of the executive officers listed on pages 18 to 19 hereof, Messrs. Brown, Johns and Thaman served as executive officers of Owens Corning at or within two years before the time of such filing. In addition, Messrs. Brown, Dean, Krull and Thaman also served as executive officers of one or more of such domestic subsidiaries at or within two years before the time of such filing. Director Norman P. Blake, Jr., served as an executive officer of Comdisco, Inc. in July 2001, when such firm filed for protection under Chapter 11 of the United States Bankruptcy Code.

IDENTIFICATION OF AUDIT COMMITTEE

Owens Corning has a separately-designated standing Audit Committee presently consisting of Norman P. Blake, Jr. (Chairman), Ann Iverson, W. Walker Lewis and W. Ann Reynolds. No other persons served on the Audit Committee during 2005.

AUDIT COMMITTEE FINANCIAL EXPERT

Owens Corning’s Board of Directors has determined that Norman P. Blake, Jr., Chairman of the Audit Committee, is an audit committee financial expert and that he is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, utilizing the definition for audit committee independence of the New York Stock Exchange, Inc.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OWENS CORNING (continued)

Based solely on its review of copies of such reports received or written representations from such executive officers, directors and ten percent stockholders, Owens Corning believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during fiscal year 2005.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

Owens Corning has adopted a code of ethics applicable to its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and Controller.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following tables provide information on compensation and stock-based awards received by Owens Corning’s Chief Executive Officer serving during 2005 and the four other highest paid individuals who were serving as executive officers of Owens Corning at the end of 2005 (these five individuals collectively are referred to as the “Named Executive Officers”).

Summary Compensation Table

The following table contains information about compensation paid, and certain awards made, by Owens Corning to the Named Executive Officers for the three-year period ended December 31, 2005.

Long Term Compensation
Annual Compensation							Awards		Payouts
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)		Other Annual Compensation ($)(3)		Restricted Stock Award(s) ($)(4)	Securities Underlying Options/ SARs(#)(5)	LTIP Payouts ($)		All Other Compensation ($)
David T. Brown President and Chief Executive Officer	2005 2004 2003	750,000 750,000 750,000	2,856,195 3,062,640 1,470,000	(6) (6)					3,750,000 3,008,250 2,625,000	(6) (6)	10,500 6,250 10,000	(7) (7) (7)
Michael H. Thaman Chairman of the Board and Chief Financial Officer	2005 2004 2003	650,000 650,000 650,000	1,823,452 1,902,680 828,000	(6) (6)					3,185,000 2,483,000 2,145,000	(6) (6)	10,500 5,417 10,000	(7) (7) (7)
George E. Kiemle Vice President and President, Insulating Systems Business	2005 2004 2003	320,124 284,625 275,000	703,389 788,819 270,000	(6) (6)					791,774 652,361 577,500	(6) (6)	10,500 10,250 10,000	(7) (7) (7)
Joseph C. High Senior Vice President, Human Resources	2005 2004	325,000 325,000	976,918 803,316	(6)	54,258	(3)			585,000 744,900	(6)	10,500 10,250	(7) (7)
David L. Johns Senior Vice President and Chief Supply Chain and Information Technology Officer	2005 2004 2003	367,500 367,500 367,500	718,301 643,421 264,000	(6) (6)					992,250 842,310 771,750	(6) (6)	10,500 10,250 10,000	(7) (7) (7)

(1)	Mr. High joined Owens Corning in January 2004.

ITEM 11. EXECUTIVE COMPENSATION (continued)

(2)	In addition to payments under Owens Corning’s annual Corporate Incentive Plan, the amounts shown for 2005 include payments under Owens Corning’s Key Employee Retention Plan as follows: Mr. Brown, $750,000; Mr. Thaman, $650,000; Mr. Kiemle, $286,000; Mr. High, $325,000 and Mr. Johns, $276,000.
(3)	“Other Annual Compensation” includes perquisites and personal benefits, where such perquisites and personal benefits exceed the lesser of $50,000 or 10% of the Named Executive Officer’s annual salary and bonus for the year, as well as certain other items of compensation. For the years shown, none of the Named Executive Officers received perquisites and/or personal benefits in excess of the applicable threshold. In 2004, Mr. High received $54,258 as payment of certain taxes on a sign-on bonus.
(4)	There were no restricted stock awards to any of the Named Executive Officers in 2003, 2004, or 2005.

At the end of 2005, Messrs. Brown and Thaman each held a total of 3,333 shares of restricted stock, valued at $9,999; Messrs. Kiemle and Johns each held a total of 1,333 shares of restricted stock, valued at $3,999; and Mr. High held no shares of restricted stock. The value of these aggregate restricted stock holdings was calculated by multiplying the number of shares held by the closing price of Owens Corning common stock on December 31, 2005 (as reported on the Over The Counter Bulletin Board). Dividends are paid by Owens Corning on restricted stock held by the Named Executive Officers if paid on stock generally.

(5)	No stock options or stock appreciation rights (SARs) were awarded to any of the Named Executive Officers in 2003, 2004, or 2005.
(6)	The amounts reflected in the LTIP Payouts column for 2003 and 2004 represent amounts payable pursuant to Owens Corning’s Long Term Incentive Plan with respect to one-year transition performance period cycles adopted in connection with phase-in of the new plan, which became effective January 1, 2003.
(7)	The amount shown for each of the Named Executive Officers represents contributions made by Owens Corning to such officer’s account in the Owens Corning Savings Plan during the year.

Option Grant Table

No stock options or stock appreciation rights (SARs) were granted to any of the Named Executive Officers during 2005.

Option/SAR Exercises and Year-End Value Table

The following table contains information about the options for Owens Corning common stock that were exercised in 2005 by the Named Executive Officers, and the aggregate values of these officers’ unexercised options at the end of 2005. None of the Named Executive Officers held stock appreciation rights (SARs) at December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Aggregated Option/SAR Exercises in 2005, and 12/31/05 Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/ SARs at 12/31/05 (#)	Value of Unexercised In-the-Money Options/ SARs at 12/31/05 ($)(1)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
David T. Brown	—0—	—0—	88,000/0	0/0
Michael H. Thaman	—0—	—0—	70,657/0	0/0
George E. Kiemle	—0—	—0—	46,000/0	0/0
Joseph C. High	—0—	—0—	0/0	0/0
David L. Johns	—0—	—0—	27,478/0	0/0

(1)	No options were in-the-money at December 31, 2005.

Long-Term Incentive Plan Awards Table

Effective January 1, 2003, Owens Corning adopted a Long Term Incentive Plan applicable to certain key employees selected by the Compensation Committee in an effort to more effectively drive long-term business results. The plan is intended to create a strong link between compensation and predetermined business goals designed to increase the value of the Company over a longer horizon and better align executive interests with those of the Company’s stakeholders. The plan envisions three-year performance cycles with payouts under the plan dependent upon corporate performance against long term performance goals set by the Committee for each cycle. A new three-year cycle commenced January 1, 2005 and will conclude on December 31, 2007, with payouts, if any, in early 2008. Information concerning the awards for this cycle to the Named Executive Officers is set forth in the table below.

Long Term Incentive Plan - Three-Year Cycle Awards in 2005

Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts under Non-Stock Price-Based Plans (1)
			Threshold ($)	Target ($)	Maximum ($)
David T. Brown	0	1/1/05-12/31/07	0	1,875,000	3,750,000
Michael H. Thaman	0	1/1/05-12/31/07	0	1,592,500	3,185,000
George E. Kiemle	0	1/1/05-12/31/07	0	438,750	877,500
Joseph C. High	0	1/1/05-12/31/07	0	438,750	877,500
David L. Johns	0	1/1/05-12/31/07	0	496,125	992,250

(1)

Each award shown represents the opportunity to earn the amount shown in the “maximum” column of the table if certain “maximum” performance goals established by the Compensation Committee at the beginning of the performance period are attained or exceeded during the performance period. In the event these “maximum” performance goals are not attained, then the Named Executive Officers may earn the amounts shown in the “target” column if the “target” levels of performance are attained, or the amounts shown in the “threshold” column if the “threshold” levels of performance are attained. Participants will earn intermediate amounts for performance between the maximum and target levels, or between the target and threshold levels, and will earn no amounts for performance at or below the

ITEM 11. EXECUTIVE COMPENSATION (continued)

threshold level. The estimates of potential future payouts displayed in the table are based on salaries at the start of the current year; actual payouts, if any, will be based on average annualized salaries over the three-year performance cycle. The performance goals for this three-year cycle are based on the Company’s return on net assets.

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

Cash Balance Plan - Under the Cash Balance Plan, each covered employee’s earned retirement benefit under the Prior Plan (including the ESBP) was converted to an opening cash balance. Each year, eligible employees earn a benefit based on a percentage of such employee’s covered pay. Prior to July 1, 2003, the percentage was 2% for covered pay up to 50% of the Social Security Taxable Wage Base and 4% for covered pay in excess of such wage base; effective July 1, 2003, the percentage became 4% for all subsequent covered pay through at least June 30, 2006. For this purpose, covered pay includes base pay and certain annual incentive bonuses payable during the year. Accrued benefits earn monthly interest based on the average interest rate for five-year U.S. treasury securities. Employees vest in the Plan on completion of five years of service. Vested employees may receive their benefit under the Cash Balance Plan as a lump sum or as a monthly payment when they leave Owens Corning.

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

The estimated annual annuity amounts payable under the Cash Balance Plan (including the ESBP) to the Named Executive Officers at age 65 are: Mr. Brown, $374,638; Mr. Thaman, $341,690; Mr. Kiemle, $190,371; Mr. High, $46,923; and Mr. Johns, $120,315. These estimated amounts assume continued employment and current levels of base salary, plus target annual incentive, through age 65, and are based on estimated interest rates and currently applicable benefit accrual percentage.

Supplemental Executive Retirement Plan - Owens Corning maintains a Supplemental Executive Retirement Plan (“SERP”) covering certain employees, including Mr. High and Mr. Johns, who join Owens Corning in mid-career. The SERP provides for a lump sum payment following termination of employment equal to a multiple of the covered employee’s Cash Balance Plan balance minus an offset equal to the present value of retirement benefits attributable to prior employment. The applicable multiplier for each covered employee ranges from 0.5 to 4.0 (determined by the covered employee’s age when first employed by Owens Corning) and is 2.4 in the case of Mr. High and 1.1 in the case of Mr. Johns. The estimated annual annuity amounts payable to Mr. High and Mr. Johns to satisfy the lump sum obligation under this plan at age 65, under the assumptions described in the preceding paragraph, are $112,615 and $132,346, respectively, less the annualized offset due to prior employment.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Other Arrangements - In 1992, Owens Corning established a Pension Preservation Trust for amounts payable under the ESBP as well as under the individual pension arrangements described above. The Compensation Committee determines the participants in and any amounts to be paid with respect to the Pension Preservation Trust, which may include a portion of benefits earned under the ESBP and the pension agreements described above. Amounts paid into the Trust and income from the Trust reduce the pension otherwise payable at retirement. During 2005, no payments were made to the Trust.

Employment, Severance, and Certain Other Agreements

Owens Corning maintains a Corporate Incentive Plan under which participating employees, including each of the Named Executive Officers, are eligible to receive annual cash incentive awards based on their individual performance and on corporate performance against annual performance goals set by the Compensation Committee. For the 2005 annual performance period, the funding measures set by the Compensation Committee were based on “income from operations” (weighted at 75%) and “cash flow from operations” (weighted at 25%). Cash awards paid to the Named Executive Officers under the Corporate Incentive Plan for the 2005 performance period are reflected in the Summary Compensation Table above.

Effective beginning with calendar year 2004, Owens Corning maintains a Key Employee Retention Plan (“KERP”) to provide an incentive to designated key employees to remain in the employ of the Company through the date of the Company’s emergence from Chapter 11. During 2005, the KERP applied to each of the Named Executive Officers; for 2006, the KERP applies to each of the Named Executive Officers except Messrs. Brown and Thaman. Under the KERP, each eligible employee is entitled to a cash payment equal to (1) a specified percentage of his or her annual base salary if such employee remains employed by the Company through the end of the applicable calendar year or (2) a prorated portion of such specified percentage in the event of the Company’s emergence from Chapter 11 proceedings (or such employee’s termination of employment due to death, disability, or termination other than for cause) prior to the end of the applicable calendar year. As of the current time, the Bankruptcy Court has approved the KERP for calendar years 2004, 2005 and 2006. Cash awards paid to the Named Executive Officers under the KERP for calendar year 2005 are reflected in the Summary Compensation Table above.

Owens Corning has entered into severance arrangements with each of the Named Executive Officers. These agreements generally provide for the payment of an amount equal to two times base salary plus annual incentive bonuses (based on an average of the three previous years’ annual incentive payments or the average of the three previous years’ annual incentive targets, whichever is greater) plus continuation of insurance benefits for a period of up to two years and, in the case of Messrs. Brown, Thaman, and Kiemle, a payment equal to the additional lump sum pension benefit that would have accrued had such individuals been three years older, with three additional years of service, at the time of actual or constructive employment termination and, in the case of Messrs. Brown and Thaman, reimbursement with respect to certain taxes. The base salaries of the Named Executive Officers for 2006 remained unchanged from 2005, as follows: Mr. Brown, $750,000; Mr. Thaman, $650,000; Mr. Kiemle, $325,000; Mr. High, $325,000; and Mr. Johns, $367,500.

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

ITEM 11. EXECUTIVE COMPENSATION (continued)

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

Pursuant to action of the Board of Directors, additional option grants and annual grants under the plan were suspended effective April 1, 2002, pending further action by the Board. No initial option grants or annual grants were made under the plan during 2005.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee presently consists of Landon Hilliard (Chairman), Gaston Caperton, Ann Iverson, and W. Ann Reynolds. No other persons served on the Compensation Committee during 2005.

Mr. Hilliard is a partner of Brown Brothers Harriman & Co. (“BBH”), a private banking firm. BBH acts as one of the investment managers for the Fibreboard Settlement Trust, which holds certain assets that are available to fund asbestos-related liabilities of Fibreboard Corporation, a subsidiary of Owens Corning. During 2005, BBH was paid fees of approximately $767,000 from the Trust for these services. In addition, BBH serves as the custodian and investment advisor of certain escrow accounts funded by the Company’s excess insurance carriers (see Note 19, Item C, to the Consolidated Financial Statements). During 2005, BBH earned fees of approximately $117,000 for these services.

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

MAJOR STOCKHOLDERS

Based on statements filed with the Securities and Exchange Commission pursuant to section 13(d) or 13(g) of the Securities Exchange Act of 1934, stockholders holding more than 5% of Owens Corning common stock (as of December 15, 2005 and December 31, 2005, respectively, for those listed) were:

NAME	ADDRESS	SHARES		%
Harbert Distressed Investment Master Fund, Ltd. and related entities	c/o International Fund Services (Ireland) Limited Third Floor, Bishop’s Square Redmond’s Hill Dublin 2, Ireland	5,525,000	(1)	10.0

Glenview Capital Management, LLC And related entities	399 Park Avenue Floor 39 New York, New York 10022	2,913,500	(1)	5.3

(1)	Shared voting and dispositive powers

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

As of January 31, 2006, Owens Corning employees, including officers, beneficially owned 953,789 shares (1.7%) of Owens Corning common stock under Owens Corning sponsored savings plans in the United States.

STOCK OWNERSHIP OF MANAGEMENT

The following table shows information concerning beneficial ownership of Owens Corning common stock on January 31, 2006, by each of the directors, by each of the Named Executive Officers, and by all directors and executive officers as a group. Each ownership shown represents less than 1% of the shares of common stock outstanding.

Name	Amount And Nature Of Beneficial Ownership
Norman P. Blake, Jr.	4,620	(3)
David T. Brown	86,918	(1)(2)
Gaston Caperton	12,032	(1)(3)
William W. Colville	0
Joseph C. High	0
Landon Hilliard	7,075	(3)
Ann Iverson.	12,532	(1)(3)
David L. Johns	31,350	(1)(2)
George E. Kiemle	41,448	(1)(2)
W. Walker Lewis	4,120	(3)
W. Ann Reynolds	6,327	(3)(4)
Robert B. Smith, Jr.	0
Michael H. Thaman	82,722	(1)(2)
All Directors and Executive Officers (including Named Executive Officers) (20 persons)	359,075	(1)(2)(3)(4)

(1)	Includes shares which are not owned but are unissued shares subject to exercise of options, or which will be subject to exercise of options under Owens Corning benefit plans within 60 days after January 31, 2006, as follows: Mr. Brown, 76,000; Mr. Caperton, 10,000; Ms. Iverson, 10,000; Mr. Johns, 27,478; Mr. Kiemle, 38,500; Mr. Thaman, 70,657; All Directors and Executive Officers (20 persons), 297,957.
(2)	Includes shares over which there is sole voting power, but no investment power, as follows: Mr. Brown, 3,333; Mr. Johns, 1,333; Mr. Kiemle, 1,333; Mr. Thaman, 3,333; All Directors and Executive Officers (20 persons), 10,665.
(3)	Includes deferred shares over which there is currently no voting or investment power, as follows: Mr. Blake, 3,620; Mr. Caperton, 1,532; Mr. Hilliard, 2,575; Ms. Iverson, 1,532; Mr. Lewis, 3,620; Dr. Reynolds, 3,097; All Directors and Executive Officers (20 persons), 15,976. Under the terms of the Deferred Compensation Plan for Directors under which such deferred shares were issued, the claims of directors to the cash value of such deferred shares is effectively equivalent to a claim as a general unsecured creditor of Owens Corning. Although no assurance can be given as to the value, if any, that would be attributed to such a claim under any plan or plans of reorganization ultimately confirmed in the Chapter 11 proceedings, any value ascribed to such a claim may be greater than the value of the number of shares of Owens Corning common stock the receipt of which was deferred if, as anticipated, the outstanding Owens Corning common stock is cancelled as part of the implementation of such plan or plans of reorganization.
(4)	Does not include shares of common stock held by family members as to which beneficial interest is disclaimed, as follows: Dr. Reynolds, 700; All Directors and Executive Officers (20 persons), 700.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

POTENTIAL CHANGES IN CONTROL

The following matters are described in response to the requirement to describe any arrangements the operation of which may at a subsequent date result in a change in control of Owens Corning:

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under the Plan or some other Chapter 11 plan of reorganization to be voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court.

The Plan currently provides that, after the payment of secured and priority claims, the residual distributable value of Owens Corning will generally be allocated ratably in the form of cash and new common stock to holders of allowed general unsecured claims against Owens Corning (other than holders of claims under the Pre-Petition Credit Facility), including asbestos claimants, bondholders, trade creditors and other general unsecured creditors. The percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors.

The Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares.

In addition, the Plan provides that a majority of the common stock of reorganized Owens Corning will be held by a trust established pursuant to Section 524(g) of the Bankruptcy Code that will assume all asbestos-related liability of Owens Corning, Fibreboard, and the other entities set forth in the Plan and will make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. It is expected that the trust would have the power to name a majority of Owens Corning’s directors, and that as a result of its stock ownership a change in control of Owens Corning would occur.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004, Owens Corning entered into a contract with Applied Predictive Technologies (“APT”) providing for APT to implement a pilot project for the Company using certain of APT’s proprietary market analysis tools. The contract provided for fees not to exceed $150,000 plus reimbursement of certain expenses. Performance under such contract commenced in 2004 and continued into 2005. In March 2005, Owens Corning entered into a three-year contract with APT for use of the APT market analysis tools during the contract period. The three-year contract provides for license and support fees of approximately $457,000 per year, installation fees of approximately $195,000 for the three month installation project, and reimbursement of certain expenses. APT was paid approximately $816,000 during 2005 under both the completed pilot contract and the new three-year contract ($75,000 of which were accrued, but not paid, under the pilot contract in 2004). W. Walker Lewis, a Director of the Company, is Chairman of the Board, and owns approximately 11 percent of the equity, of APT.

Information concerning certain relationships and transactions involving Landon Hilliard, a Director of the Company, is contained in Item 11 above, under the heading “Compensation Committee Interlocks and Insider Participation”.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands of dollars)
Audit Fees (1)	$3,600	$4,192
Audit-Related Fees (2)(3)	108	226
Tax Fees (2)(4)	15	173
All Other Fees (2) (5)	10	12

Total fees	$3,733	$4,603

(1)	Amounts shown reflect fees for the years ended December 31, 2005 and 2004, respectively.
(2)	Amounts shown reflect fees billed in the years ended December 31, 2005 and 2004, respectively.
(3)	Amounts shown for 2005 are for audits of foreign employee benefit plans and other miscellaneous foreign statutory reporting requirements. Amounts shown for 2004 are for due diligence work associated with acquisitions and divestitures, audits of foreign employee benefit plans and review of accounting for certain business transactions.
(4)	Amounts shown for 2005 are for tax compliance services related to value added taxes for a foreign entity. Amounts shown for 2004 relate to tax services rendered prior to 2002.
(5)	Amounts shown include fees related to benchmarking services and accounting research software.

The above amounts do not include $80 thousand and $69 thousand of fees billed in 2005 and 2004, respectively, for audits of Company sponsored employee benefit plans. These fees were billed directly to the respective benefit plans.

It is the Company’s practice that all services provided the Company by its independent registered public accounting firm be pre-approved either by the Audit Committee or by the Chairman of the Audit Committee pursuant to authority delegated by the Committee. No part of the independent registered public accounting firm services related to the Audit-Related Fees, Tax Fees, or All Other Fees listed in the table above was approved by the Audit Committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Consolidated Financial Statements on page 73 hereof.

2.	See Index to Financial Statement Schedule on page 159 hereof.

3.	See Exhibit Index beginning on page 161 hereof.

Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By	/s/ David T. Brown	Date February 21, 2006
David T. Brown, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David T. Brown	Date February 21, 2006
David T. Brown, President,
Chief Executive Officer and Director

/s/ Michael H. Thaman	Date February 21, 2006
Michael H. Thaman, Chairman of the Board,
Chief Financial Officer and Director

/s/ Roy D. Dean	Date February 21, 2006
Roy D. Dean, Vice President and
Corporate Controller

/s/ Norman P. Blake, Jr.	Date February 21, 2006
Norman P. Blake, Jr., Director

/s/ Gaston Caperton	Date February 21, 2006
Gaston Caperton, Director

/s/ William W. Colville	Date February 21, 2006
William W. Colville, Director

/s/ Landon Hilliard	Date February 21, 2006
Landon Hilliard, Director

/s/ Ann Iverson	Date February 21, 2006
Ann Iverson, Director

/s/ W. Walker Lewis	Date February 21, 2006
W. Walker Lewis, Director

/s/ W. Ann Reynolds	Date February 21, 2006
W. Ann Reynolds, Director

/s/ Robert B. Smith, Jr.	Date February 21, 2006
Robert B. Smith, Jr., Director

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

The Company’s Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, has issued an integrated audit report that includes the firm’s report on our assessment of the effectiveness of the Company’s internal control over financial reporting. Such audit report begins on page 75.

/s/ David T. Brown	Date February 21, 2006
David T. Brown,
President and Chief Executive Officer

/s/ Michael H. Thaman	Date February 21, 2006
Michael H. Thaman,
Chairman of the Board and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

We have completed integrated audits of Owens Corning’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on October 5, 2000. This action, which was taken primarily as a result of asbestos litigation as discussed in Note 19 to the consolidated financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 74, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

February 21, 2006

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In millions, except per share data)
NET SALES	$6,323	$5,675	$4,996
COST OF SALES	5,165	4,649	4,170

Gross margin	1,158	1,026	826

OPERATING EXPENSES
Marketing and administrative expenses	565	530	459
Science and technology expenses	58	47	43
Restructure costs	—	—	(2)
Chapter 11 related reorganization items	45	54	85
Provision (credit) for asbestos litigation claims (recoveries) - Owens Corning	3,365	(24)	(5)
Provision for asbestos litigation claims - Fibreboard	902	—	—
Other	(34)	(8)	(21)

Total operating expenses	4,901	599	559

INCOME (LOSS) FROM OPERATIONS	(3,743)	427	267

Interest expense (income), net	739	(12)	8

INCOME (LOSS) BEFORE INCOME TAXES	(4,482)	439	259

Income tax expense (benefit)	(387)	227	145

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET INCOME (LOSS) OF AFFILIATES	(4,095)	212	114

Minority interest and equity in net earnings of affiliates	(4)	(8)	1

NET INCOME (LOSS)	$(4,099)	$204	$115

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$(74.08)	$3.68	$2.08

Diluted net income (loss) per share	$(74.08)	$3.40	$1.92

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.3	55.2
Diluted	55.3	59.9	59.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005 AND 2004

	2005	2004
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$1,559	$1,125
Receivables, less allowances of $18 million in 2005 and 2004	608	527
Inventories	477	445
Other current assets	61	31

Total current	2,705	2,128

OTHER
Restricted cash - asbestos and insurance related	189	188
Restricted cash, securities, and other - Fibreboard	1,433	1,418
Deferred income taxes	1,432	999
Pension-related assets	471	499
Goodwill	215	198
Investments in affiliates	77	82
Other noncurrent assets	201	117

Total other	4,018	3,501

PLANT AND EQUIPMENT, at cost
Land	85	80
Buildings and leasehold improvements	796	803
Machinery and equipment	3,346	3,293
Construction in progress	177	128

	4,404	4,304
Accumulated depreciation	(2,392)	(2,294)

Net plant and equipment	2,012	2,010

TOTAL ASSETS	$8,735	$7,639

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005 AND 2004 (continued)

	2005	2004
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$1,032	$909
Accrued post-petition interest	735	—
Short-term debt	6	11
Long-term debt - current portion	13	31

Total current	1,786	951

LONG-TERM DEBT	36	38

OTHER
Pension plan liability	684	731
Other employee benefits liability	410	401
Other	199	178

Total other	1,293	1,310

LIABILITIES SUBJECT TO COMPROMISE	13,520	9,171

COMPANY-OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 10, 19 and 23)
MINORITY INTEREST	47	49

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value; authorized 8 million shares, none outstanding	—	—
Common stock, par value $.10 per share; authorized 100 million shares; issued 55.3 million shares	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,546)	(4,447)
Accumulated other comprehensive loss	(297)	(330)
Other	(2)	(1)

Total stockholders’ deficit	(8,147)	(4,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,735	$7,639

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In millions of dollars)
COMMON STOCK
Balance beginning and end of year	$6	$6	$6

ADDITIONAL PAID IN CAPITAL
Balance beginning of year	692	690	690
Other	—	2	—

Balance end of year	692	692	690

ACCUMULATED DEFICIT
Balance beginning of year	(4,447)	(4,651)	(4,766)
Net income (loss)	(4,099)	204	115

Balance end of year	(8,546)	(4,447)	(4,651)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance beginning of year
Currency translation adjustment	103	33	(59)
Minimum pension liability adjustment	(428)	(403)	(337)
Deferred gains (losses) on hedging transactions	(5)	(1)	1

Balance at beginning of year	(330)	(371)	(395)

Adjustments
Currency translation adjustment	(19)	70	92
Minimum pension liability adjustment (net of taxes of $13 million in 2005, $13 million in 2004, and $14 million in 2003)	35	(25)	(66)
Deferred gains (losses) on hedging transactions (net of taxes of $6 million in 2005, $1 million in 2004, and $1 million in 2003.)	17	(4)	(2)

Other comprehensive income	33	41	24
Balance end of year
Currency translation adjustment	84	103	33
Minimum pension liability adjustment	(393)	(428)	(403)
Deferred gains (losses) on hedging transactions	12	(5)	(1)

Balance end of year	(297)	(330)	(371)

OTHER
Balance beginning of year	(1)	(2)	(3)
Net increase (decrease)	(1)	1	1

Balance end of year	(2)	(1)	(2)

STOCKHOLDERS’ DEFICIT	$(8,147)	$(4,080)	$(4,328)

TOTAL COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,099)	$204	$115
Other comprehensive income (loss)	33	41	24

COMPREHENSIVE INCOME (LOSS)	$(4,066)	$245	$139

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS

Net income (loss)	$(4,099)	$204	$115
Reconciliation of net cash flow from operations:
Noncash items:
Provision for asbestos litigation claims	4,277	—	—
Provision for depreciation	231	228	206
Provision for impairment of fixed assets	8	7	28
Provision (credit) for deferred income taxes	(467)	133	51
Provision for pension and other employee benefits liabilities	113	120	126
Provision for post-petition interest/fees on pre-petition debt	735	—	—
Other	4	20	62
Increase in receivables	(94)	(23)	(27)
(Increase) decrease in inventories	(42)	(42)	11
Increase (decrease) in accounts payable and accrued liabilities	163	69	(67)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	10	24	5
Pension fund contribution	(49)	(231)	(185)
Payments for other employee benefits liabilities	(29)	(34)	(30)
Increase in restricted cash - asbestos and insurance related	(1)	(22)	(1)
Increase in restricted cash, securities, and other - Fibreboard	(15)	(23)	(30)
Other	1	19	31

Net cash flow from operations	746	449	295

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(288)	(232)	(208)
Investment in subsidiaries and affiliates, net of cash acquired	(14)	(96)	(25)
Proceeds from the sale of assets or affiliates	19	8	88

Net cash flow from investing	$(283)	$(320)	$(145)

NET CASH FLOW FROM FINANCING
Proceeds from long-term debt	$9	$—	$10
Payments on long-term debt	(31)	(21)	(56)
Net increase (decrease) in short-term debt	(6)	—	3
Net decrease in liabilities subject to compromise	(3)	(5)	—
Other	1	2	—

Net cash flow from financing	(30)	(24)	(43)

Effect of exchange rate changes on cash	1	15	23

NET INCREASE IN CASH AND CASH EQUIVALENTS	434	120	130

Cash and cash equivalents at beginning of year	1,125	1,005	875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,559	$1,125	$1,005

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$51	$38	$27
Cash paid during the year for interest expense	$6	$9	$5

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries, namely IPM, Inc., Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., that issued guarantees with respect to Owens Corning’s primary pre-petition bank credit facility (the “Pre-Petition Credit Facility”), may initiate Chapter 11 proceedings in order to be covered by the terms of the Plan (as defined below). The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under the Plan (as defined below) or some other Chapter 11 plan of reorganization to be voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, and a proposed fourth amended joint plan of reorganization (the “Fourth Amended Plan”) in the USBC on October 24, 2003.

On December 31, 2005, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed fifth amended joint plan of reorganization (as so amended through such fifth amendment, the “Plan”) in the USBC along with a related disclosure statement (the “Disclosure Statement”). The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. Certain other members of the major non-asbestos creditor groups have indicated that they may oppose the Plan. There can be no assurance that the Plan or any other plan supported by Owens Corning and less than all of the major creditor groups will be ultimately confirmed by the Bankruptcy Court and consummated. The Debtors have the exclusive right to file and solicit acceptances to a plan of reorganization through July 31, 2006. In addition, Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of the Plan (or any other plan of reorganization) or its effect, if any, on the terms thereof. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court.

The Plan has been significantly amended from the Fourth Amended Plan. In particular, the Plan is no longer premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation (the “Substantive Consolidation Order”). In the Substantive Consolidation Order, the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Substantive Consolidation Order with the Third Circuit. On August 15, 2005, the Third Circuit reversed the Substantive Consolidation Order. The Legal Representative for the class of future asbestos personal injury claimants and certain designated members of the Official Committee of Unsecured Creditors subsequently filed petitions for rehearing en banc of the Third Circuit’s decision. Those petitions for rehearing were denied by the Third Circuit on September 28, 2005. The Legal Representative for the class of future asbestos personal injury claimants and certain bondholders have filed petitions for certiorari with the United States Supreme Court with respect to the Third Circuit’s decision on the Substantive Consolidation Order.

As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, Owens Corning recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005 in the amount of $538 million relating to post-petition interest and certain other post-petition fees. With respect to post-petition interest, such expenses reflected the application of the Base Rate plus 2% (as described below) applied on a non-compounding basis. The Plan provides that, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit Facility will be paid an amount in cash which reflects post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and Facility Fees (as defined in the Pre-Petition Credit Facility). In light of such terms of the Plan, Owens Corning (i) has recorded, for the period ended December 31, 2005, additional expenses of $147 million for the period from the Petition Date through September 30, 2005, and (ii) has recorded, for the quarter ended December 31, 2005, additional expenses of $50 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including Facility Fees. However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings) in the event the holders of debt under the Pre-Petition Credit Facility are deemed impaired and vote against the Plan. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including Facility Fees. The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum. Actual amounts of post-petition interest and other fees, if any, that are ultimately determined payable under the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005 or for future periods may be significantly higher or lower than the amounts indicated above.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Certain parties have filed briefs with respect to such appeal, but the briefing has not yet been completed and oral arguments have not yet been scheduled. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 19 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 15, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or the Plan (or any other plan of reorganization), including in the event that the effective date of the Plan has not occurred prior to the enactment of the FAIR Act. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

The Plan of Reorganization

As described above, on December 31, 2005, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed the Plan and the related Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s reversal of the Substantive Consolidation Order described above, the current Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and interests in each of the Debtors. In addition, as part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it. The USBC has set July 10, 17 and 18, 2006 as hearing dates on the confirmation of the Plan. At this time, Owens Corning is unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

As set forth in the Plan and the Disclosure Statement, the Plan currently provides that, after the payment of secured and priority claims, the residual distributable value of Owens Corning will generally be allocated ratably in the form of cash and new common stock to holders of allowed general unsecured claims against Owens Corning (other than holders of claims under the Pre-Petition Credit Facility, which

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

will receive the treatment described below), including asbestos claimants, bondholders, trade creditors and other general unsecured creditors. The percentage recovery and value of the payments ultimately made under the Plan to each class of creditors will depend upon a number of factors. Those factors, which are described in detail in the Disclosure Statement, include, among other things, the value of the shares of new common stock and notes to be issued by Owens Corning, the amount of cash available for distribution, and the outcome of the voting on the Plan. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are primarily asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

As described in greater detail in the Plan and Disclosure Statement, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit Facility will be paid cash in an aggregate amount equal to the amount of their allowed claims plus post-petition interest on a compounding basis (compounded quarterly) and Facility Fees (as defined in the Pre-Petition Credit Facility) under the Pre-Petition Credit Facility. If the holders of debt under the Pre-Petition Credit Facility are deemed to be impaired and the class of such holders rejects the Plan, then the holders of debt under the Pre-Petition Credit Facility will be paid cash and cash pay notes in an amount to be determined by the Bankruptcy Court. As previously disclosed, as of December 31, 2005, Owens Corning has recorded expenses of $735 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including Facility Fees. However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings) in the event the holders of debt under the Pre-Petition Credit Facility are deemed impaired and vote against the Plan. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including Facility Fees. The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum. Actual amounts of post-petition interest and other fees, if any, that are ultimately determined payable under the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005 or for future periods may be significantly higher or lower than the amounts indicated above.

As described above, the Plan (which is co-proposed by the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants) provides that Owens Corning asbestos claimants will receive a partial payment proportionately similar to other general unsecured creditors of Owens Corning. In order to estimate the amount of the current and future asbestos personal injury claims in the Chapter 11 Cases, a six-day claims estimation hearing was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Certain parties have filed briefs with respect to this appeal, but the briefing has not yet been completed and oral arguments have not yet been scheduled.

Under the Plan, a trust, which is intended to qualify under section 524(g) of the Bankruptcy Code (the “524(g) Trust”), will be created from which asbestos claimants will be paid. The Plan provides that a majority of the newly issued common stock of reorganized Owens Corning, as well as cash, the assets of the existing Fibreboard Settlement Trust (see Note 20 to the Consolidated Financial Statements) and specified other assets, will fund the 524(g) Trust. The 524(g) Trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liability of Owens Corning, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the Fibreboard Settlement Trust and certain other specified assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims which will be subject to the 524(g) Trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares.

In general, in light of the Third Circuit’s reversal of the Substantive Consolidation Order, intercompany claims are classified separately under the Plan but receive treatment similar to that of other unsecured claims. However, as described more fully in the Plan, holders of allowed intercompany claims do not receive distributions of new common stock and cash on account of such claims but, instead, are credited with value on account of such claims. In addition, the arrangements, transactions and relationships that gave rise to certain intercompany claims may be challenged by various parties in the Chapter 11 Cases and payments and other obligations in respect thereof may be restricted or modified by order of, or subject to review and approval by, the Bankruptcy Court. The outcome of such challenges and other actions, if

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

any, may have an impact on the treatment of various claims under the Plan or any other plan ultimately confirmed and on the respective assets, liabilities and results of operations of Owens Corning and its direct and indirect subsidiaries.

Although they have not filed Chapter 11 Cases at the present time, Owens Corning reserves the right to initiate Chapter 11 proceedings on behalf of three subsidiaries, IPM, Inc., Vytec Corporation and Owens-Corning Fibreglas Sweden Inc., that issued guarantees with respect to the Pre-Petition Credit Facility, in the event Owens Corning deems it necessary to do so in order for such subsidiaries to be covered by the terms of the Plan. The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. In this respect, the Plan provides for certain “cramdown” provisions, whereby the Plan may be confirmed over the objections of one or more classes of unapproving creditors in the event that certain percentages in dollar amount and in number of specified classes of creditors accept the plan and vote in favor of it.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

In its review of the filed claims, Owens Corning identified approximately 16,000 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of December 31, 2005, approximately 7,000 of the Objectionable Claims, totaling approximately $5.7 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,000 claims, totaling approximately $8.0 billion. As of December 31, 2005, approximately 1,000 of these claims, totaling approximately $0.4 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 19 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 5,000 claims, totaling approximately $5.3 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $534 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 19 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 19 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 19 to the Consolidated Financial Statements); environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $95 million, of which approximately $28 million are protective claims covering contracts which have not been rejected by the Debtors as of December 31, 2005.

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

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Certain parties have filed briefs with respect to such appeal, but the briefing has not yet been completed and oral arguments have not yet been scheduled. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

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

Certain holders of Owens Corning debt securities have filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. On January 20, 2006, the official representatives of the bondholder and trade creditor constituencies of Owens Corning filed a motion for leave to file an amended complaint in intervention in connection with the Pre-Petition Credit Facility Action and to seek authority to prosecute existing claims and commence others on behalf of the Debtors’ estates (the “Derivative Complaint”). The Plan contemplates that the claims belonging to the Debtors under the Pre-Petition Credit Facility Action, which are the subject of the Derivative Complaint, will be released. However, Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization), including the applicable release provisions, as may ultimately be confirmed.

Separately, and at the request of the Official Committee of Unsecured Creditors and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 19 to the Consolidated Financial Statements) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire. On or about October 3, 2005 similar lawsuits were brought against 2 additional law firms whose tolling agreements were about to expire and who could not be contacted to extend the tolling agreements because of Hurricane Katrina. The Official Committee of Unsecured Creditors was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought. During the first quarter of 2004, the lawsuit against one of the law firms was dismissed with the consent of the Official Committee of Unsecured Creditors and Bankruptcy Court approval.

By motions filed on various dates, the Debtors have requested a stay of the foregoing litigation pending its disposition in the Plan (or any other plan of reorganization). Pursuant to rulings of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed.

Certain Post-Petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Filing, contractual interest expense on pre-petition debt of the Debtors other than the Pre-Petition Credit Facility has not been accrued or recorded since the Petition Date. From the Petition Date through December 31, 2005, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $538 million, of which $26 million relate to the fourth quarter of 2005, $103 million relate to the twelve months ended December 31, 2005, and $26 million and $102 million, respectively, relate to the same two periods of 2004. As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, Owens Corning recorded, for the period ended September 30, 2005, expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through September 30, 2005 in the amount of $538 million relating to post-petition interest and certain other post-petition fees. With respect to post-petition interest, such expenses reflected the application of the Base Rate plus 2% applied on a non-compounding basis. Owens Corning notes that the Plan provides that, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit Facility will be paid an amount in cash which reflects post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and Facility Fees (as defined in the Pre-Petition Credit Facility). In light of such terms of the Plan, Owens Corning (i) has recorded, for the period ended December 31, 2005, additional expenses of $147 million for the period from the Petition Date through September 30, 2005, and (ii) has recorded, for the quarter ended December 31, 2005, additional expenses of $50 million reflecting post-petition interest with respect to the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including Facility Fees. However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings) in the event the holders of debt under the Pre-Petition Credit Facility are deemed impaired and vote against the Plan. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate (as defined in the Pre-Petition Credit Facility) plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including Facility Fees. The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum. Actual amounts of post-petition interest and other fees, if any, that are ultimately determined payable under the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005 or for future periods may be significantly higher or lower than the amounts indicated above.

At December 31, 2005, the Company had $1.559 billion of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at December 31, 2005; however, approximately $169 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that its cash and cash equivalents, and cash available from operations, will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company’s ability to comply with the terms of any cash management order entered by the Bankruptcy Court from time to time in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation of the Plan (or any other plan of reorganization) under the Bankruptcy Code, and (vi) the Company’s ability to maintain profitability following such confirmation.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Financial Statement Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, the Plan (or any other plan of reorganization) could materially change the amounts and classifications reported in the consolidated historical financial statements.

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

As noted above, the Consolidated Financial Statements reflect expenses with respect to the Pre-Petition Credit Facility in the amount of $735 million relating to post-petition interest and certain other post-petition fees for the period from the Petition Date through December 31, 2005. Since the Company is in default on the debt underlying these amounts, the accrual is recorded as a current liability on the Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In millions of dollars)
NET SALES	$5,410	$4,870	$4,338
COST OF SALES	4,540	4,118	3,735

Gross margin	870	752	603

OPERATING EXPENSES
Marketing and administrative expenses	493	466	405
Science and technology expenses	51	41	37
Restructure costs	—	—	(1)
Chapter 11 related reorganization items	45	54	85
Owens Corning provision (credit) for asbestos litigation claims (recoveries)	3,365	(24)	(5)
Fibreboard provision for asbestos litigation claims	902	—	—
Other	(90)	(49)	(68)

Total operating expenses	4,766	488	453

INCOME (LOSS) FROM OPERATIONS	(3,896)	264	150

Interest income (expense), net	(740)	(2)	(3)

Interest income from non-Debtors	57	56	56

INCOME (LOSS) BEFORE INCOME TAXES	(4,579)	318	203

Income tax expense (benefit)	(419)	173	135

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF AFFILIATES	(4,160)	145	68

Equity in net income of affiliates	1	1	—

NET INCOME (LOSS)	$(4,159)	$146	$68

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

DECEMBER 31, 2005 AND 2004

	2005	2004
	(In millions of dollars)
ASSETS

CURRENT
Cash and cash equivalents	$1,126	$725
Receivables, net of allowance for doubtful accounts	458	408
Receivables - non-Debtors	1,165	1,085
Inventories	320	295
Other current assets	46	34

Total current	3,115	2,547

OTHER
Restricted cash and other - asbestos and insurance related	189	188
Restricted cash, securities and other - Fibreboard	1,433	1,418
Deferred income taxes	1,326	887
Pension-related assets	387	415
Goodwill	66	55
Investments in affiliates	31	30
Investments in non-Debtor subsidiaries	762	762
Other noncurrent assets	154	68

Total other	4,348	3,823

PLANT AND EQUIPMENT, at cost
Land	37	39
Buildings and leasehold improvements	593	597
Machinery and equipment	2,342	2,270
Construction in progress	121	93

	3,093	2,999
Accumulated depreciation	(1,723)	(1,632)

Net plant and equipment	1,370	1,367

TOTAL ASSETS	$8,833	$7,737

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

DECEMBER 31, 2005 AND 2004 (continued)

	2005	2004
	(In millions of dollars)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$797	$649
Accounts payable and accrued liabilities - non-Debtors	19	25
Accrued post-petition interest/fees on pre-petition debt	735	—
Long-term debt - current portion	1	1

Total current	1,552	675

LONG-TERM DEBT	12	7

OTHER
Pension plan liability	577	617
Other employee benefits liability	393	384
Other	184	159

Total other	1,154	1,160

LIABILITIES SUBJECT TO COMPROMISE	14,180	9,831

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,430)	(4,271)
Accumulated other comprehensive loss	(328)	(358)
Other	(5)	(5)

Total stockholders’ deficit	(8,065)	(3,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,833	$7,737

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In millions of dollars)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$(4,159)	$146	$68
Reconciliation of net cash flow from operations:
Noncash items:
Provision for asbestos litigation claims	4,277	—	—
Provision for depreciation	163	163	147
Provision for impairment of fixed assets	8	7	28
Provision (credit) for deferred income taxes	(460)	112	81
Provision for pension and other employee benefits liabilities	101	114	112
Provision for post-petition interest/fees on pre-petition debt	735	—	—
Other	7	14	48
Increase in receivables and receivables - non-Debtors	(125)	(127)	(116)
Increase in inventories	(25)	(17)	(10)
Increase (decrease) in accounts payable and accrued liabilities and accounts payable and accrued liabilities - non-Debtors	140	105	(33)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	10	24	5
Pension fund contribution	(40)	(223)	(178)
Payments for other employee benefits liabilities	(28)	(33)	(29)
Increase in restricted cash - asbestos and insurance related	(1)	(22)	(1)
Increase in restricted cash, securities, and other - Fibreboard	(15)	(23)	(30)
Other	18	8	39

Net cash flow from operations	606	248	131

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(196)	(159)	(156)
Investment in subsidiaries and affiliates, net of cash acquired	(13)	(3)	(5)
Proceeds from the sale of assets or affiliates	8	2	85

Net cash flow from investing	(201)	(160)	(76)

NET CASH FLOW FROM FINANCING
Other additions to long-term debt	—	—	2
Other reductions to long-term debt	(1)	—	(34)
Liabilities subject to compromise	(3)	(5)	—
Other	—	(3)	—

Net cash flow from financing	(4)	(8)	(32)

NET INCREASE IN CASH AND CASH EQUIVALENTS	401	80	23
Cash and cash equivalents at beginning of year	725	645	622

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,126	$725	$645

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items at December 31:

	2005	2004
	(In millions of dollars)
Accounts payable and accrued liabilities	$227	$209
Accrued interest payable	40	40
Debt	2,952	2,958
Income taxes payable	85	90
Reserve for asbestos litigation claims - Owens Corning	7,000	3,565
Reserve for asbestos-related claims - Fibreboard	3,216	2,309

Total consolidated	13,520	9,171

Payables to non-Debtors	660	660

Total Debtor	$14,180	$9,831

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Income Statements consist of the following for the years ended December 31:

	2005	2004	2003
	(In millions of dollars)
Professional fees	$64	$63	$63
Payroll and compensation	20	16	12
Investment income	(39)	(28)	(35)
Loss on settlement of claims	—	—	39
Other, net	—	3	6

Total	$45	$54	$85

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Owens Corning and its subsidiaries (the “Company”) generally include the accounts of majority owned subsidiaries. Intercompany accounts and transactions are eliminated.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 Consolidated Financial Statements to conform with the classifications used in 2005.

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

Revenue Recognition

The Company recognizes revenue when title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded and are based on historical experience and contractual obligation, as applicable.

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of cost of sales and all costs billed to the customer are included as revenue in the Consolidated Statement of Income (Loss).

Marketing and Advertising Costs

Marketing and advertising costs are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for 2005, 2004 and 2003 were $122 million, $111 million, and $77 million, respectively.

Science and Technology Expenses

The Company incurs certain expenses related to science and technology. These expenses include salaries, building costs, utilities, administrative expenses, materials, and supplies for the Company to improve and develop its products and services. These costs are expensed as incurred.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation Plans

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to apply the intrinsic value method of accounting for stock based compensation permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted the provision of SFAS No. 123R during the second quarter of 2005. None of the Company’s previously issued stock-based awards were materially impacted by the adoption of this standard and the Company does not expect to issue additional stock based compensation while it remains in Chapter 11 proceedings.

Historically, the Company applied the intrinsic value method and all stock options issued by the Company were exercisable at a price equal to the market price at the date of grant. Accordingly, no compensation cost was recognized for any of the options granted under the Employee Plans or the plan for non-employee directors. The compensation cost that has been recorded for awards other than options was less than $1 million in 2005, 2004 and 2003.

Had compensation cost for the Employee Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123R, there would have been no impact to the 2005 or 2004 reported amounts. However, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below for 2003:

2003
(In millions of dollars, except share data)
Net income (loss), as reported	$115
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)

Pro forma net income	$113

Basic net income (loss) per share
As reported	$2.08
Pro forma	2.05

Diluted net income (loss) per share
As reported	$1.92
Pro forma	1.89

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

Inventory Valuation

Inventories are stated at lower of cost or market value. Inventory costs include material, labor and manufacturing overhead. Approximately half of the Company’s inventories are valued using the first-in, first-out (FIFO) method and the balance of inventories is generally valued using the last-in, first-out (LIFO) method.

Investments in Affiliates

The Company accounts for investments in affiliates of 20% to 50% ownership with significant influence using the equity method under which the Company’s share of earnings of the affiliate is reflected in income as earned and dividends are credited against the investment in affiliate when declared. If the Company’s ownership is less than 20% the Company accounts for its investments using the cost method.

Goodwill

The Company does not amortize goodwill or indefinite-lived intangible assets. Identifiable intangible assets with a determinable useful life are amortized over that determinable life. The Company completes an annual review for impairment using a fair value methodology. In performing the annual review, the Company uses an estimate of the discounted cash flows of the related business over the remaining life of the goodwill in assessing whether the goodwill is recoverable on a reporting unit basis.

Properties and Depreciation

The Company’s plant and equipment is depreciated principally using the straight-line method. Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $231 million, $228 million, and $206 million, respectively. The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 - 40 years
Machinery and equipment	5 - 20 years
Information systems	5 - 10 years

Expenditures for normal maintenance and repairs are expensed as incurred.

Capitalization of Software Developed for Internal Use

The Company capitalizes the direct external and internal costs incurred in connection with the development, testing and installation of software for internal use. Internally developed software is included in machinery and equipment and is amortized over its estimated useful life using the straight-line method, not to exceed 5 years.

Property Impairments

The Company exercises judgment in evaluating tangible and intangible long-lived assets for impairment. This requires estimating useful lives, future operating cash flows and fair value of the assets under review. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary that would be material to the Company’s consolidated financial statements in any given period.

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

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and related gains and losses to be recorded in income or other comprehensive income, as appropriate. See Note 23 to the Consolidated Financial Statements for further discussion.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end rate of exchange, and their statements of income (loss) and statements of cash flows are converted on an ongoing basis at the rate of exchange when transactions occur. The resulting translation adjustment is included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet and Statement of Stockholders’ Deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statement of Income (Loss) as incurred. The Company recorded foreign currency translation gains of $3 million in 2005, losses of $3 million in 2004, and gains of $12 million in 2003.

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

The Company’s two reportable segments are defined as follows:

Building Materials Systems

Manufacture and sale of glass wool fibers formed into thermal and acoustical insulation and air ducts; foam insulation; roofing shingles; asphalt materials; vinyl siding and accessories; windows and doors; stone veneer building products; and branded housewrap.

Composite Solutions

Manufacture, fabrication and sale of glass fiber used in a wide variety of composites material systems particularly in the transportation, building construction, telecommunications and electronics markets.

Income (loss) from operations by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses - such as cost of borrowed funds, general corporate expenses or income, and certain other expense or income items - are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in income (loss) from operations for the Company’s reportable segments. Reference is made to the reconciliation of reportable segment income from operations to consolidated income (loss) before income taxes below for additional information about such items.

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

External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer. Long-lived assets by geographic region are attributed based upon the location of the assets and include net plant and equipment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

	2005	2004	2003
	(In millions of dollars)
NET SALES
Reportable Segments
Building Materials Systems
United States	$4,686	$4,215	$3,751
Europe	3	8	4
Canada and other	370	323	237

Total Building Materials Systems	5,059	4,546	3,992

Composite Solutions
United States	614	540	491
Europe	396	372	333
Canada and other	254	217	180

Total Composite Solutions	1,264	1,129	1,004

Total reportable segments	$6,323	$5,675	$4,996

External Customer Sales by Geographic Region
United States	$5,300	$4,755	$4,242
Europe	399	380	337
Canada and other	624	540	417

NET SALES	$6,323	$5,675	$4,996

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

Sales by product within the Building Materials Systems segment are provided in the table below:

	2005	2004	2003
	(In millions of dollars)
Products within Building Materials Systems
Insulating systems	$1,961	$1,805	$1,482
Exterior systems for the home and other	3,098	2,741	2,510

Total Building Materials Systems sales	$5,059	$4,546	$3,992

	2005	2004	2003
	(In millions of dollars)
INCOME (LOSS) BEFORE INCOME TAXES
Reportable Segments
Building Materials Systems	612	509	383
Composite Solutions	107	102	66

Total reportable segments	$719	$611	$449

Reconciliation to Consolidated Income (Loss) Before Income Taxes
Restructure costs and Other credits (charges)	18	5	(34)
Chapter 11 related reorganization items	(45)	(54)	(85)
(Provision) credit for asbestos litigation (claims) recoveries	(4,267)	24	5
General corporate expense	(168)	(159)	(68)
Interest (expense) income, net	(739)	12	(8)

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$(4,482)	$439	$259

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

	December 31,
	2005	2004
	(In millions of dollars)
TOTAL ASSETS
Reportable Segments
Building Materials Systems	2,077	1,967
Composite Solutions	1,224	1,182

Total reportable segments	$3,301	$3,149

Reconciliation to Consolidated Total Assets
Cash and cash equivalents	1,559	1,125
LIFO inventory valuation adjustment	(146)	(119)
Restricted cash - asbestos and insurance related	189	188
Restricted cash, securities and other - Fibreboard	1,433	1,418
Deferred income taxes	1,432	999
Pension-related assets	471	499
Investments in affiliates	77	82
Corporate fixed assets and other assets	419	298

CONSOLIDATED TOTAL ASSETS	$8,735	$7,639

LONG-LIVED ASSETS BY GEOGRAPHIC REGION
United States	$1,379	$1,378
Europe	216	266
Canada and other	417	366

TOTAL LONG-LIVED ASSETS	$2,012	$2,010

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT DATA (continued)

	2005	2004	2003
	(In millions of dollars)
PROVISION FOR DEPRECIATION
Reportable Segments
Building Materials Systems	$129	$123	$103
Composite Solutions	69	72	71

Total reportable segments	198	195	174

Reconciliation to Consolidated Provision for Depreciation
General Corporate Depreciation	33	33	32

CONSOLIDATED PROVISION FOR DEPRECIATION	$231	$228	$206

	2005	2004	2003
	(In millions of dollars)
ADDITIONS TO PLANT AND EQUIPMENT
Reportable Segments
Building Materials Systems	$177	$157	$132
Composite Solutions	93	57	63

Total Reportable Segments	$270	$214	$195

Reconciliation to Consolidated Additions to Plant and Equipment
General Corporate Additions	18	18	13

CONSOLIDATED ADDITIONS TO PLANT AND EQUIPMENT	$288	$232	$208

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. ACCOUNTS RECEIVABLE

In 2004 and 2003, the Company sold certain accounts receivable of certain European operations. At December 31, 2004 and 2003, $17 million and $16 million, respectively, had been sold and reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet. No accounts receivable were sold at December 31, 2005.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold. Discounts on receivables sold of $1 million for each of the years ended December 31, 2004 and 2003, were recorded as other expenses in the Company’s Consolidated Statement of Income (Loss).

5. INVENTORIES

Inventories are summarized as follows:

	2005	2004
	(In millions of dollars)
Finished goods	$457	$425
Materials and supplies	166	139

FIFO inventory	623	564
Excess of FIFO over LIFO	(146)	(119)

Total inventories	$477	$445

Approximately $310 million and approximately $274 million of FIFO inventories were valued using the LIFO method at December 31, 2005 and 2004, respectively.

During 2005, certain inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased cost of goods sold by approximately $2 million and decreased the net loss by approximately $1 million, or $0.02 per share.

During 2003, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 purchases, the effect of which decreased cost of goods sold by approximately $2 million and increased net income by approximately $1 million, or $0.01 per share.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES

	2005	2004	2003
	(In millions of dollars)
Income (loss) before income taxes:

United States	$(4,634)	$265	$145
Foreign	152	174	114

Total	$(4,482)	$439	$259

Income tax expense (benefit):
Current
United States	$13	$43	$32
State and local	10	6	11
Foreign	29	42	33

Total current	52	91	76

Deferred
United States	(416)	110	66
State and local	(45)	22	8
Foreign	22	4	(5)

Total deferred	(439)	136	69

Total income tax expense (benefit)	$(387)	$227	$145

The reconciliation between the U.S. federal statutory rate and the Company’s effective income tax rate is:

	2005	2004	2003
United States federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	5	5	5
Foreign tax rate differential	—	(3)	(4)
Change in valuation allowance, federal and state	(30)	—	—
Adjustment to estimated liability for tax claims	—	9	15
Other, net	(1)	6	5

Effective tax rate	9%	52%	56%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES (continued)

As of December 31, 2005, the Company has not provided for withholding or United States federal income taxes on approximately $597 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $228 million of deferred income taxes would have been provided. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. During 2005, under this Act we repatriated $220 million of earnings previously considered permanently reinvested outside the United States and recognized $12 million of additional tax provision for the taxes associated with this repatriation.

At December 31, 2005, the Company had federal, state and foreign net operating loss carryforwards of $585 million, $2.211 billion and $257 million, respectively. If not utilized, the federal and state net operating loss carryforwards will expire through 2025 while the foreign net operating loss carryforwards will begin to expire in 2006, with the majority having no expiration date.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(In millions of dollars)
Asbestos litigation claims	$3,383	$—	$1,711	$—
Other employee benefits	189	—	172	—
Pension plans	102	21	262	17
Operating loss carryforwards	344	—	177	—
Depreciation	3	298	6	283
State and local taxes	14	3	88	63
Other	544	437	190	249

Subtotal	4,579	759	2,606	612
Valuation allowances	(2,388)	—	(995)	—

Total deferred taxes	$2,191	$759	$1,611	$612

The Company records valuation allowances related to the realization of certain tax assets. The balances as of December 31, 2005 and 2004 consisted of (1) $2.299 billion and $936 million, respectively, for tax assets related to charges for asbestos-related liabilities, (2) $78 million and $54 million, respectively, for tax assets related to certain federal, state and foreign loss carryforwards, and (3) $11 million and $5 million, respectively, of other allowances. During 2005, the Company increased its asbestos-related reserves through charges to income of $3.435 billion for Owens Corning asbestos-related liabilities and $907 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $4.342 billion, generating an additional deferred tax asset of approximately $1.672 billion (see Note 19 to the Consolidated Financial Statements). During the year, the Company evaluated the realization of its aggregate tax assets related to charges for asbestos-related liabilities in light of the Company’s financial position and Chapter 11 proceedings, including the plan of reorganization filed on December 31, 2005.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES (continued)

As a result of such assessments, the Company increased its valuation allowance for tax assets related to charges for asbestos-related liabilities by $1.363 billion, resulting in a $309 million net tax benefit in 2005. The calculation of the Company’s valuation allowance is dependant upon significant management estimates and assumptions related to our Chapter 11 proceedings. Such estimates and assumptions may change significantly as the Company moves toward emergence, which could result in material adjustments to our valuation allowance.

Management expects to realize its net deferred tax assets through income from future operations.

On June 30, 2005, new Ohio state tax legislation was signed into law, the net impact of which is expected to be favorable to the Company in the future. However, the impact of this new legislation on net income during 2005 was a charge of $18 million. This charge was the result of an additional tax provision of approximately $31 million, primarily due to the write-off of Ohio deferred tax assets, including net operating loss carryforwards that will no longer be utilized to offset income taxes. This was partially offset by a credit of $13 million, recorded as other income, representing the present value of a portion of the amounts written off that may be used as credits against a new gross receipts tax in the future.

7. GOODWILL AND OTHER INTANGIBLES

The Company complies with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company conducts its annual review for impairment in the second quarter. The 2005, 2004 and 2003 reviews resulted in no change to the recorded goodwill.

During 2004, the Company purchased the remaining 60% ownership interest in its Mexican affiliate, Vitro-Fibras, S.A. This purchase resulted in the recording of $54 million of goodwill.

The changes in goodwill by segment during the years ended December 31, 2005 and 2004 were as follows:

	Building Materials Systems	Composite Solutions	Total
	(In millions of dollars)
Balance at December 31, 2003	$118	$20	$138
Additions	36	18	54
Foreign Exchange	5	1	6

Balance at December 31, 2004	159	39	198
Additions	—	11	11
Inter-segment Transfers	3	(3)	—
Foreign Exchange	5	1	6

Balance at December 31, 2005	$167	$48	$215

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND OTHER INTANGIBLES (continued)

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $3 million in 2005 and 2004, and $5 million in 2003. The Company estimates that amortization of other intangible assets will be approximately $2 to $3 million for each of the next five years. As of December 31, 2005, the weighted average lives of intangibles ranged between 7 and 13 years, with a net carrying amount of approximately $11 million.

8. ACQUISITIONS AND DIVESTITURES OF BUSINESSES

Acquisition

On April 2, 2004, the Company purchased the remaining 60% ownership interest in its Mexican affiliate, Vitro-Fibras, S.A. (“OC Mexico”) for approximately $73 million. This purchase strengthens the Company’s operating position in Mexico, as well as provides a supply of low-cost manufacturing capacity to service the North American market for both fiberglass insulation and reinforcements. The Company accounted for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed were recorded at their fair values. During the first quarter of 2004, this affiliate was accounted for under the equity method. The Company began consolidating this subsidiary in April 2004. The proforma effect of this acquisition on revenues and earnings was not material.

Divestitures

On May 22, 2003, the Company received Bankruptcy Court approval to sell the assets of its metal systems business. Net proceeds from the sale were $48 million. A pretax loss of approximately $15 million was realized from the sale. Additionally, the Company received Bankruptcy Court approval to sell the assets of its mineral wool business. Net proceeds from the sale of $8 million were received in the second quarter of 2003. A pretax gain of approximately $1 million was realized from the sale, excluding the impact of asset impairments taken in prior periods.

9. INVESTMENTS IN AFFILIATES

At December 31, 2005 and 2004, the Company’s affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	Percent Ownership
	2005	2004
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Automotive Composite Solutions (International)	26%	26%
Fiberteq LLC (U. S.)	50%	50%
Neptco LLC (U.S.)	50%	50%
Owens Corning South Africa (Pty) Ltd. (a)	46%	46%
Violet Reinforcements, S. de R.L. (Mexico)	50%	50%

(a)	During 2005, the Company reached an agreement to reduce its ownership in Owens Corning South Africa (Pty) Ltd. to 40% in 2006.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. INVESTMENTS IN AFFILIATES (continued)

The following table provides summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method:

	2005	2004	2003
	(In millions of dollars)
At December 31:
Current assets	$81	$83	$134
Noncurrent assets	145	146	154
Current liabilities	43	35	67
Noncurrent liabilities	7	9	32

For the year ended December 31:
Net sales	209	162	177
Gross margin	30	20	35
Net income (loss)	(2)	11	10

The Company received dividends from entities accounted for under the equity method of $2 million in 2005, less than $1 million in 2004, and did not receive any dividends from such entities in 2003. The Company’s equity in undistributed earnings of affiliates was a $7 million loss as of December 31, 2005.

10. LEASES

The Company leases certain equipment and facilities under operating leases, some of which include cost-escalation clauses, expiring on various dates through 2020. Total rental expense charged to operations was $78 million in 2005, $81 million in 2004, and $100 million in 2003. At December 31, 2005, the minimum future rental commitments under noncancellable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are:

Period	Minimum Future Rental Commitments
(In millions of dollars)
2006	$72
2007	57
2008	42
2009	26
2010	18
2011 and beyond	104

$319

Pursuant to the Bankruptcy Code, Owens Corning and the other Debtors in the Chapter 11 Cases may elect to reject or assume unexpired pre-petition leases. The Debtors are currently reviewing the leases for which such an election exists to determine whether they should be accepted or rejected. The Bankruptcy Court has extended the time period within which the Debtors must make their elections through June 5, 2006, and may grant further extensions. In the process of their review, the Debtors may conclude that certain of the arrangements constitute secured financings rather than leases, in which event the Debtors may take action to obtain a court determination that the applicable facility is owned rather than leased.

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

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2005 and 2004:

	2005	2004
	(In millions of dollars)
Accounts payable	$527	$443
Payroll and vacation pay	231	191
Payroll, property, and miscellaneous taxes	64	73
Other employee benefits liability	64	58
Other	146	144

Total	$1,032	$909

12. RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

2005 Credits

During 2005, due to new Ohio state tax legislation, the Company recorded a pretax credit in the Consolidated Statement of Income (Loss) under the caption “Other” of approximately $13 million representing the present value of the net operating losses that will be allowed to be taken as credits against a new gross receipts tax. The Company also renegotiated certain Asian debt, resulting in a gain of $5 million related to the forgiveness of such debt. This gain was also recorded in the Consolidated Statement of Income (Loss) under the caption “Other”.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

2004 Credits

During the first quarter of 2004, the Company recorded a pretax credit to cost of sales in the Consolidated Statement of Income (Loss) of approximately $5 million, representing a gain realized on the sale of a manufacturing facility during the first quarter of 2004. The assets associated with this sale were previously written down when the facility was shutdown in 2002.

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

13. WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
	(In millions of dollars)
Beginning balance	$48	$48
Amounts accrued for current year	17	14
Adjustments of prior accrual estimates	14	7
Settlements of warranty claims	(17)	(21)

Ending balance	$62	$48

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SHORT-TERM DEBT

Short-Term Debt:	2005	2004
	(In millions of dollars)
Balance outstanding at December 31	$6	$11
Weighted average interest rates on short-term debt outstanding at December 31	3.5%	4.3%

The Company had no unused short-term lines of credit at December 31, 2005 or 2004.

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

As a result of this settlement during 2004, the Company reclassified the guaranteed debt to “Liabilities subject to compromise” on the Consolidated Balance Sheet and recognized a $16 million gain on the release of accrued interest as a component of “Interest expense (income), net” on its Consolidated Statement of Income. Additionally, the components of “Subject to compromise” in the Debtors-in-possession Balance Sheet now reflect an increase in “Debt” and corresponding decrease in “Payables to non-Debtors”.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. LONG-TERM DEBT

Detail of our outstanding long-term debt for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
	(In millions of dollars)
Long-Term Debt:
Various capital leases due through and beyond 2010	$14	$14
Variable LIBOR based interest term loans due 2009	22	15
Guaranteed debentures due in 2001, 10%	7	7
Asian credit facility due in 2005, LIBOR plus 2.5%	—	18
Term loan due 2009, 11.5%	—	12
Other long-term debt due through 2013, at rates from 2.50% to 6.75%	6	3

	49	69
Less - current portion	13	31

Total long-term debt	$36	$38

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. In September 2004, the credit facility was renewed for an additional 2 years. The interest rate on amounts borrowed is a floating rate of LIBOR plus a margin that varies from 0.75% to 1.25%, based upon the average daily outstanding balance. The facility had a commitment fee on the unused portions of 0.25% at December 31, 2005 and 0.375% at December 31, 2004. The amount available under the facility is calculated based on a borrowing base of qualifying receivables and inventory of the Debtors. As of December 31, 2005, there was no reduction in the amount available as a result of a borrowing base shortfall. While the Company had no outstanding borrowings from the facility at year-end 2005 or 2004, approximately $169 million and $137 million, respectively, of this facility was utilized at such times for standby letters of credit and similar uses. Consequently, $81 million was available under this facility at December 31, 2005. Claims under this facility have super priority in the bankruptcy proceeding.

In December of 2005, the Company renegotiated the Asian credit facility and paid off approximately $13 million of the balance on the debt and received debt forgiveness for the remaining outstanding $5 million. Consequently, the Company recorded a gain of $5 million related to this forgiveness of debt in the Consolidated Statement of Income (Loss) under the caption “Other”. The Company had previously restructured this facility in 2003 by extending the term of the facility through 2005 and reducing the debt by approximately $4 million in exchange for an allowed guarantee claim against the Debtors of the full amount of the facility.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. LONG-TERM DEBT (continued)

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2005 and thereafter are:

Year	(In millions of dollars)
2006	$13
2007	21
2008	7
2009	1
2010	—
thereafter	7

As the result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order and Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, the 2005 results include expenses of $735 million with respect to the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005, relating to post-petition interest and certain other fees. Of these expenses, $178 million relate to 2005, $131 million relate to 2004, and $120 million relate to 2003.

While operating in Chapter 11 proceedings (see Note 1), a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Filing, contractual interest expense on pre-petition debt of the Debtors other than the Pre-Petition Credit Facility has not been accrued or recorded since the Petition Date. From the Petition Date through December 31, 2005, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $538 million, of which $103 million relate to 2005 and $102 million relate to 2004 and 2003.

	2005	2004
	(In millions of dollars)
Debt Subject to Compromise:
United States credit facility due in 2002, variable	$1,451	$1,451
Debentures due in 2018, 7.5%	400	400
Debentures due in 2005, 7.5%	300	300
Debentures due in 2009, 7.0%	250	250
Debentures due in 2008, 7.7%	250	250
Bonds due in 2000, 7.25%, payable in Deutsche marks	58	60
Debentures due in 2002, 8.875%	40	40
Claims from the settlement of certain guaranteed subsidiary debt	22	22
Claim from renegotiation of World Headquarters lease	21	21
Debentures due in 2012, 9.375%	7	7
Guaranteed debentures due in 2001, 10%	67	67
Other long-term debt due through 2012, at rates from 6.25% to 13.80%	86	90

Total long-term debt subject to compromise	$2,952	$2,958

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

The following tables provide a reconciliation of the changes in the projected pension benefits obligation, the changes in the pension plan assets (each measured as of October 31, 2005 and 2004), the calculation of the net amount recognized, and the classification of the net amount recognized as of December 31, 2005 and 2004:

	Measurement date - October 31
	2005			2004
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Change in Projected Pension Benefits Obligation
Benefits obligation at beginning of period	$1,046	$383	$1,429	$984	$331	$1,315
Service cost	22	3	25	22	3	25
Interest cost	58	21	79	58	19	77
Amendments	—	—	—	1	—	1
Actuarial (gain) loss	(2)	25	23	80	6	86
Currency (gain) loss	—	(24)	(24)	—	32	32
Acquisitions	—	—	—	—	4	4
Benefits paid	(91)	(14)	(105)	(99)	(12)	(111)
Benefits paid directly by Company	(1)	—	(1)	—	—	—

Benefits obligation at end of period	$1,032	$394	$1,426	$1,046	$383	$1,429

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

	U.S.	2005 Non-U.S.	Total	U.S.	2004 Non-U.S.	Total
	(In millions of dollars)
Change in Pension Plan Assets

Fair value of plan assets at beginning of period	$813	$301	$1,114	$630	$261	$891
Actual return on plan assets	52	35	87	59	22	81
Currency gain (loss)	—	(16)	(16)	—	25	25
Employer contributions	39	14	53	223	3	226
Acquisitions	—	—	—	—	2	2
Benefits paid	(91)	(14)	(105)	(99)	(12)	(111)

Fair value of plan assets at end of period	$813	$320	$1,133	$813	$301	$1,114

Funded status	$(219)	$(74)	$(293)	$(233)	$(82)	$(315)
Unrecognized net transition asset	—	(2)	(2)	—	(2)	(2)
Unrecognized net actuarial loss	546	151	697	582	158	740
Unrecognized prior service cost	27	2	29	31	3	34
Employer contributions made subsequent to October 31, 2005 measurement date	—	1	1	—	5	5

Net amount recognized	$354	$78	$432	$380	$82	$462

Amounts Recognized in the Consolidated Balance Sheet
Prepaid benefits cost	$—	$36	$36	$—	$37	$37
Accrued benefits liability	(218)	(60)	(278)	(233)	(69)	(302)
Intangible asset	27	1	28	31	2	33
Accumulated other comprehensive loss	545	101	646	582	112	694

Net amount recognized (prepaid benefits cost)	$354	$78	$432	$380	$82	$462

Certain of the Company’s pension plans have an accumulated benefit obligation (“ABO”) in excess of the fair value of plan assets. The ABO and fair value of plan assets for such plans are provided in the following table:

	U.S.	2005 Non-U.S.	Total	U.S.	2004 Non-U.S.	Total
	(In millions of dollars)
Projected benefits obligation	$1,032	$328	$1,360	$1,046	$328	$1,374
Accumulated benefits obligation	1,030	308	1,338	1,046	311	1,357
Fair value of assets	813	249	1,062	813	238	1,051

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

The total ABO for all of the Company’s pension plans that have an ABO greater than the fair value of plan assets was $1.396 billion and $1.406 billion at October 31, 2005 and 2004, respectively.

Certain of the Company’s pension plans are not funded. The portion of the total projected benefit obligation attributable to unfunded plans is approximately $12 million and $10 million at October 31, 2005 and 2004, respectively.

	2005	2004
Weighted-average assumptions used to determine benefits obligations as of October 31

U.S. Plans
Discount rate	5.80%	5.85%
Rate of compensation increase	5.44%	5.44%

Non-U.S. Plans
Discount rate	5.20%	5.60%
Rate of compensation increase	3.69%	3.80%

The following table presents the components of net periodic pension cost for aggregated U.S. and Non-U.S. Plans during 2005, 2004 and 2003:

	2005	2004	2003
	(In millions of dollars)
Components of Net Periodic Pension Cost

Service cost	$25	$25	$18
Interest cost	79	77	76
Expected return on plan assets	(80)	(73)	(64)
Amortization of transition amount	(1)	(1)	(4)
Amortization of loss	49	49	33
Amortization of prior service cost	4	—	—
Curtailment/settlement loss	—	1	1

Net periodic benefit cost	$76	$78	$60

Adjustments to the minimum liability have resulted in other comprehensive income of $48 million in 2005, an other comprehensive loss of $38 million in 2004, and an other comprehensive loss of $80 million in 2003.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

	2005	2004	2003
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31

U.S. Plans
Discount rate	5.85%	6.25%	6.75%
Expected return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	5.44%	6.00%	6.00%

Non-U.S. Plans
Discount rate	5.59%	5.70%	5.75%
Expected return on plan assets	6.70%	6.70%	6.50%
Rate of compensation increase	3.72%	3.80%	4.00%

Plan Assets

The U.S. asset allocations at October 31, 2005 and 2004 by asset category are as follows:

Asset category	Percentage of Plan Assets October 31, 2005	Percentage of Plan Assets October 31, 2004
Equity	38%	33%
Fixed income and cash equivalents	62%	67%

During 2004 and the first eleven months of 2005, the investment policy was to have plan assets, excluding contributions made from 2003 to 2007, invested 50% in equity securities and 50% in a bond portfolio whose duration approximately matches expected benefit payments after 2007. In December 2005, the investment policy was revised so that the target asset allocation, excluding contributions made through 2007, is made up of 45% debt securities, 40% equity securities, 10% real estate and 5% real assets. This change did not impact the expected return on plan asset assumption selected at the October 31, 2005 measurement date. Contributions made from 2003 to 2007, which will be used to satisfy anticipated benefit payments through 2007, have been and will continue to be invested in an index fund which replicates the return of the Lehman Aggregate Bond Index Fund.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans:

Year	(In millions of dollars)
2006	$101
2007	101
2008	106
2009	107
2010	108
2011-2015	547

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. PENSION PLANS (continued)

Contributions

Owens Corning expects to contribute $40 million to $60 million in cash to the U.S. pension plan during 2006.

Defined Contribution Plans

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions reflect a matching of a percentage of employee savings up to a maximum savings level. The Company recognized expense of $25 million in 2005, $22 million in 2004, and $20 million in 2003 for contributions to these plans.

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

Employees become eligible to participate in the U.S. health care plans upon retirement if they have accumulated 10 years of service after age 50 or, depending on the category of employee, after age 45. Effective January 1, 2006, the Company discontinued subsidizing post-65 retiree health care coverage, except for certain grandfathered groups. For employees hired after December 31, 2005, the Company does not provide subsidized retiree health care. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following tables provide a reconciliation of the changes in the accumulated postretirement benefits obligation, measured as of October 31, 2005 and 2004, and the accrued benefits cost liability at December 31, 2005 and 2004:

	Measurement date - October 31
	2005			2004
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(In millions of dollars)
Change in Accumulated Postretirement Benefits Obligation
Benefits obligation at beginning of period	$448	$21	$469	$451	$18	$469
Service cost	9	—	9	9	—	9
Interest cost	24	1	25	27	1	28
Amendments	(42)	—	(42)	6	—	6
Actuarial (gain) loss	(51)	2	(49)	(19)	—	(19)
Currency loss	—	1	1	—	3	3
Benefits paid	(29)	(1)	(30)	(26)	(1)	(27)

Benefits obligation at end of period	$359	$24	$383	$448	$21	$469

Funded status	$(359)	$(24)	$(383)	$(448)	$(21)	$(469)
Unrecognized net actuarial loss	22	6	28	75	4	79
Unrecognized prior service costs	(58)	—	(58)	(21)	—	(21)
Benefit payments made subsequent to October 31, 2005 and 2004 measurement dates	3	—	3	7	—	7

Accrued benefit cost (includes current liabilities of $30 million in 2005 and $29 million in 2004)	$(392)	$(18)	$(410)	$(387)	$(17)	$(404)

Weighted-average assumptions used to determine benefits obligations as of October 31

	2005	2004
U.S. Plans
Discount rate	5.80%	5.85%
Non-U.S. Plans
Discount rate	5.25%	5.85%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following table presents the components of net periodic benefits cost for aggregated U.S. and Non-U.S. Plans during 2005, 2004 and 2003:

	2005	2004	2003
Components of net periodic benefits cost
Service cost	$9	$9	$14
Interest cost	25	28	33
Amortization of loss	3	6	10
Amortization of prior service cost	(6)	(6)	(1)

Net periodic benefits cost	$31	$37	$56

	2005	2004	2003
Weighted-average assumptions used to determine net periodic benefits cost for the years ended December 31
U.S. Plans
Discount rate	5.85%	6.25%	6.75%
Non-U.S. Plans
Discount rate	5.85%	6.25%	6.50%

	2005	2004	2003
Health Care Cost Trend Rates
U.S. Plans
Initial rate at end of year	10.0%	8.0% - 9.5%	9.0% -11.0%
Ultimate rate	5.0%	5.0%	5.0%
Year in which ultimate rate is reached	2010	2007	2008

Non-U.S. Plans
Initial rate at end of year	10.0%	10.0%	8.9%
Ultimate rate	5.0%	4.5%	4.5%
Year in which ultimate rate is reached	2009	2009	2008

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one-percentage point change in the assumed health care cost trend rate would have the following effects as of October 31, 2005 and 2004:

	2005
	1-Percentage point
	Increase	Decrease
Effect on total service cost and interest cost components	$4	$(3)
Effect on accumulated postretirement benefits obligation	27	(23)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement plans:

Year	Estimated Benefit Payments Prior to Medicare Subsidy	Medicare Subsidy	Estimated Benefit Payments Net of Medicare Subsidy
	(In millions of dollars)
2006	$30	$3	$27
2007	31	3	28
2008	31	3	28
2009	32	3	29
2010	32	3	29
2011-2015	165	13	152

Plan Amendment

During the third quarter of 2005, the Company announced plans to amend certain provisions of the U.S. postretirement health care plans, effective January 1, 2006. Depending on the category of the employee, the changes consist of discontinuing subsidized post-65 retiree health care coverage, except for certain grandfathered groups, and providing only non-subsidized retiree health care coverage for employees hired after December 31, 2005. The changes to the plan resulted in a net decrease of the accumulated postretirement benefit obligation (“APBO”) of $42 million. The gain will be amortized into net periodic benefits cost over the average remaining years of service to the full eligibility date of the affected employees.

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

During the third quarter of 2004, the Company’s independent actuary performed a measurement of the effects of the MPD Act on the APBO for certain Company retiree healthcare plans. As a result of the measurement, it was determined that benefits provided by those plans were at least actuarially equivalent to Medicare Part D. The determination was based on application of proposed regulations set forth by the Center for Medicare and Medicaid Services (CMS) in August 2004. In January 2005, the CMS released final guidance on determining actuarial equivalence. The final regulations did not have a significant impact on the calculations previously provided by the actuary. The Company expects to be entitled to the subsidy on the plans deemed eligible for the subsidy in all years after 2005.

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

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liabilities at October 31, 2005 and 2004, as reflected in the balance sheet at December 31, 2005 and 2004, were $32 million and $31 million, including current liabilities of $5 million in both years. The net postemployment benefits expense was approximately $6 million in 2005, $5 million in 2004, and $6 million in 2003.

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

As more fully discussed in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on December 31, 2005 a proposed fifth amended joint plan of reorganization for the Debtors. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement filed with respect to the Plan on December 31, 2005. Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to the Plan (or another plan of reorganization).

A six-day claims estimation hearing to establish the amount of current and future asbestos liability in the Chapter 11 Cases was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that it should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Certain parties have filed briefs with respect to such appeal, but the briefing has not yet been completed and oral arguments have not yet been scheduled. The $7 billion asbestos liability estimated by the District Court for Owens Corning exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. As described more fully under the heading “Reserve” below, as a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

$3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

The claims covered by the NSP Agreements were taken into account by the District Court in estimating the amount of Owens Corning’s current and future asbestos liability at $7 billion. Pursuant to the Plan, a trust intended to qualify under section 524(g) of the Bankruptcy Code will be created and funded by the Debtors, as described above, and will assume all asbestos-related liability of Owens Corning, Fibreboard and the other entities set forth in the Plan. In general, under the terms of the Plan, asbestos personal injury claims against Owens Corning, including claims previously covered by the NSP Agreements, will be administered, and distributions on account of such claims will be made from the 524(g) Trust, pursuant to the trust distribution procedures attached to the Plan.

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

In general, under the terms of the current Plan, asbestos personal injury claims against Owens Corning, including non-NSP claims, will be administered, and distributions on account of such claims will be made from the 524(g) Trust, pursuant to the trust distribution procedures attached to the Plan.

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

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At December 31, 2005, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s Consolidated Balance Sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

In 2001, the holder of approximately $49 million of Undistributed Administrative Deposits for Owens Corning (and approximately $28 million of similar Undistributed Administrative Deposits for Fibreboard) filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds (“Subject Deposits”) to the escrow beneficiaries. As the result of hearings held on June 20 and July 22, 2002, the Bankruptcy Court has ruled that escrow beneficiaries that had received both written notice of approval for payment and an initial payment from the Subject Deposits prior to the Petition Date would be entitled to receive their remaining payments (plus post-judgment interest after June 20, 2002) from the principal of the Subject Deposits, with the balance of the Subject Deposits, if any, plus any other investment proceeds to be returned to Owens Corning (or Fibreboard, as appropriate) as contributor of the deposits. The Official Committee of Unsecured Creditors and the Legal Representative for the class of future asbestos claimants have each filed a notice of appeal from the order, and the matter has been fully briefed but has not been decided by the District Court. The Plan currently contemplates that any funds held in Undistributed Administrative Deposits will ultimately be distributed in a manner consistent with the Bankruptcy Court ruling. However, Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

Reserve

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of approximately $1.1 billion in 1996, $1.4 billion in 1998, $1.0 billion in 2000 and $1.4 billion in 2002. For the reasons stated below, as a result of the Memorandum and Order of the District Court issued on March 31, 2005, estimating the total asbestos-related liability of Owens Corning at $7 billion, Owens Corning increased its reserve for potential asbestos-related liabilities by $3.435 billion for the first quarter of 2005, so that its recorded reserve for Owens Corning’s asbestos-related liabilities equaled the District Court’s estimate. Consequently, as of December 31, 2005, a reserve of $7 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

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

In connection with the process of negotiating the Plan, or other resolution of the Chapter 11 Cases by the Bankruptcy Court, a number of interested constituencies, including the representatives of the pre-petition and future asbestos claimants and other pre-petition creditors, have developed analyses of liability for both pre-petition and future asbestos claims. Owens Corning and Fibreboard also developed their own analyses in connection with the Chapter 11 Cases. Such analyses by the Debtors and other interested constituencies are required in connection with the establishment, as part of the Plan, of a section 524(g) trust for the benefit of asbestos claimants. In this regard, in October 2002, Owens Corning and Fibreboard completed analyses of liability for pre-petition and future asbestos claims, which, as to future asbestos claims, were prepared by an outside consultant experienced in estimating asbestos-related claims in asbestos-related bankruptcies. These analyses indicated net present values for pre-petition and future asbestos claims of Owens Corning and Fibreboard combined of approximately $5.874 billion, if NSP settlement values were assumed, and $8.547 billion, if 5-year historical settlement values for Owens Corning and Fibreboard, respectively, were used. Based upon these analyses and the information then available from Owens Corning’s discussions and negotiations with the various creditor constituencies concerning their relative positions on the terms of an acceptable plan of reorganization, Owens Corning decided, in connection with its financial statements for the third quarter of 2002, to increase its and Fibreboard’s aggregate asbestos-related reserve to the lower of the two net present value numbers indicated by Owens Corning’s and Fibreboard’s analyses. In addition, since the reserve for Fibreboard asbestos-related liabilities exceeded the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 20 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

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

On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. In its March 31, 2005 Memorandum and Order, the District Court observed that the range of projected liabilities that were reflected in the various expert reports submitted to it resulted from the attempt to make predictions based upon other predictions and assumptions, and that relatively minor variations in underlying assumptions can skew the end result enormously. The District Court further noted that it was estimating not how much each potential claimant would actually be entitled to receive but rather the total amount that the claimants, as a group, could legitimately have claimed as compensation (or, in the case of future claimants, what their claims would have been worth in the tort system) as of the Petition Date. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Certain parties have filed briefs with respect to such appeal, but the briefing has not yet been completed and oral arguments have not yet been scheduled.

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 15, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their Plan (or any other plan of reorganization) in the event that the effective date of the Plan has not occurred prior to the enactment of the FAIR Act. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

As discussed in Item A above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on December 31, 2005 a proposed fifth amended joint plan of reorganization for the Debtors (including Fibreboard). The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter dated December 30, 2005, appended as Appendix K to the Disclosure Statement filed with respect to the Plan on December 31, 2005. Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to the Plan (or another plan of reorganization).

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

Pursuant to the Plan, a trust intended to qualify under section 524(g) of the Bankruptcy Code will be created and funded by the Debtors, as described above, and will assume all asbestos-related liabilities of Owens Corning, Fibreboard, and the other entities set forth in the Plan. In general, under the terms of the Plan, asbestos personal injury claims against Fibreboard, including claims previously covered by the NSP Agreements, will be administered, and distributions on account of such claims will be made from the 524(g) Trust, pursuant to the trust distribution procedures attached to the Plan.

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

In general, under the terms of the current Plan, asbestos personal injury claims against Fibreboard, including Fibreboard non-NSP claims, will be administered, and distributions on account of such claims will be made from the 524(g) Trust, pursuant to the trust distribution procedures attached to the Plan.

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

As of December 31, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.306 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 20 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s Consolidated Balance Sheet as restricted assets. At December 31, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 20 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

The Plan currently contemplates that the funds held in the Fibreboard Settlement Trust and certain of the funds in the Undistributed Administrative Deposits in respect of Fibreboard claims (see Item A) will be transferred and assigned to the 524(g) Trust for subsequent distribution to holders of asbestos personal injury claims against Fibreboard pursuant to the trust distribution procedures attached to the Plan. However, Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos. The amount estimated by the District Court exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million during the quarter ended March 31, 2005, so that it equaled the high end of the range of estimates of Fibreboard’s liability for asbestos claims that had been provided by Owens Corning’s valuation experts for use in the estimation hearing. Consequently, as of December 31, 2005, a reserve of approximately $3.216 billion in respect of Fibreboard’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. Ultimately, it is anticipated that the aggregate distributions with respect to Fibreboard’s current and future asbestos personal injury claims will be determined through the plan of reorganization confirmation process.

The Plan provides that a trust intended to qualify under section 524(g) of the Bankruptcy Code will be created and funded by the Debtors, as described above, and will assume all asbestos-related liability of Owens Corning, Fibreboard and the other entities set forth in the Plan. The Plan also provides that

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

distributions on account of such claims will be made from the 524(g) Trust, pursuant to the trust distribution procedures attached to the Plan. Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 15, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their Plan (or any other plan of reorganization) in the event that the effective date of the Plan has not occurred prior to the enactment of the FAIR Act. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements.

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

Insurance

Since the Filing, Owens Corning has reached settlements with more than ten excess level insurance carriers with respect to non-products insurance coverage applicable to asbestos personal injury claims. During the fourth quarter of 2005, Owens Corning reached such settlements providing for approximately $80 million of deferred payments. The settlements provide that such payments, when paid, will be made into escrow accounts, to be disbursed in accord with an approved plan of reorganization. The receivables relating to such deferred payments, along with $4 million of unconfirmed potential non-products coverage as to which Owens Corning has estimated probable recovery, are reflected on Owens Corning’s Consolidated Balance Sheet under the category “Other noncurrent assets”. During 2004 and 2001, Owens Corning reached such settlements providing for payments of approximately $21 million and $55 million, respectively. These settlement payments were paid into escrow accounts to be released in conjunction with implementation of an approved plan of reorganization. Such escrowed funds, including earnings, are reflected on Owens Corning’s Consolidated Balance Sheet as restricted assets, under the category “Restricted cash - asbestos and insurance related”.

During 2005, Owens Corning received payments of approximately $10 million in respect of previous settlements with insolvent insurance carriers concerning coverage for asbestos-related personal injury claims.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. On March 9, 2004, the Court granted class certification as to those claims relating to written representations but denied certification as to claims relating to alleged oral representations. A status conference was held on this matter on November 8, 2005 and a trial was scheduled for June 12, 2006, as to certain defendants. Owens Corning believes that the claim is without merit.

On or about January 27, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Robert Greenburg, et al. v. Glen Hiner, et al. in the United States District Court for the Northern District of Ohio, Western Division. Subsequent to January 27, 2003, three substantially similar actions, with named plaintiffs Nicholas Radosevich, Howard E. Leppla, and William Benanchietti, respectively, were filed against the same defendants in the same court. On July 30, 2003, the court consolidated the four cases under the caption Robert Greenburg, et al. v. Glen Hiner, et al., and appointed lead plaintiffs JKF Investment Co., Icarus Trading, Inc. and HGK Asset Management. An amended complaint was filed by the plaintiffs on or about September 8, 2003. Owens Corning was not named in the lawsuit. The suit purported to be a class action for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of a class comprised of persons who purchased stock of Owens Corning during the period from September 20, 1999, through October 4, 2000. The complaint sought an unspecified amount of damages and/or, where appropriate, rescission. On March 3, 2005, the Court granted the defendants’ motion to dismiss the action, on the grounds that the plaintiffs’ claims are time-barred under the applicable statute of limitations. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Sixth Circuit, and briefing and oral arguments are complete. Owens Corning believes that the claim is without merit.

On or about September 2, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. Owens Corning is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under the Pre-Petition Credit Facility, alleges causes of action (1) against all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the Pre-Petition Credit Facility. The complaint seeks an unspecified amount of damages. On October 6, 2003, the Company filed in the USBC a Complaint for Temporary Restraining Order, Preliminary Injunction and Enforcement of the Automatic Stay, requesting a preliminary injunction

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

against further prosecution of the suit until after confirmation of a plan of reorganization for the Company. By order of the USBC, the New York action has been stayed, with limited exceptions, until the earlier of the entry of an order confirming a plan of reorganization for the Company or further order of the USBC. Owens Corning believes that the claim is without merit.

Owens Corning holds an indirect ownership interest in ServiceLane.com, Inc. (“ServiceLane”), which is in Chapter 7 bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 01-36044-HCA-7 (Abrahamson, B.J.). Two former employees of ServiceLane (the “SL Plaintiffs”) have filed proofs of claim (Claims No. 8651 and 8622) against Owens Corning in the Chapter 11 Cases, alleging fraud and misrepresentation. Additionally, on July 24, 2003, the SL Plaintiffs, along with ServiceLane’s Chapter 7 trustee, brought suit against two Owens Corning officers, who also were directors of ServiceLane, in the United States District Court for the Northern District of Ohio, Western Division, under the caption ServiceLane.com, Inc., et al. v. Stein, et al. In the complaint, ServiceLane alleged a breach of fiduciary duty against both officers and the SL Plaintiffs alleged fraud against one officer. Owens Corning was not named in the lawsuit. On September 10, 2003, Owens Corning filed in the USBC an objection to the proofs of claim filed by the SL Plaintiffs as well as a counterclaim seeking declaratory relief in the form of a declaration that neither Owens Corning nor the two officers harmed the SL Plaintiffs. On October 1, 2003, the two officers filed a similar adversary proceeding in the USBC. In October 2003, the SL Plaintiffs filed a motion to dismiss Owens Corning’s counterclaim and, in November 2003, the SL Plaintiffs filed a motion to dismiss the adversary proceeding by the two officers. Hearings on both motions to dismiss were held on January 23, 2004. The USBC denied the motion to dismiss Owens Corning’s counterclaim and deferred action on the other motion to dismiss. Subsequently, the SL Plaintiffs and the two officers agreed to a dismissal of the Ohio action and a refiling in the USBC. As a result, all such proceedings are now pending in the USBC. On January 19, 2005, the USBC denied the motion of the SL Plaintiffs for leave to amend their complaint. On December 21, 2005, the USBC issued an order dismissing the breach of fiduciary duty claim against the two officers. Owens Corning believes that the remaining claim of the SL Plaintiffs (alleging fraud against one officer) is without merit.

The named officer and director defendants in each of the above proceedings have each filed contingent indemnification claims with respect to such litigation against Owens Corning pursuant to the General Bar Date process described below.

On or about January 6, 2006, the official representatives of the bondholders and trade creditors of Owens Corning filed, without leave of Court, the Complaint of Official Representatives of the Owens Corning Bondholder and Trade Creditor Constituencies for Equitable Subordination and to Pierce the Corporate Veil (the “Bond/Trade Complaint”). The Bond/Trade Complaint seeks, among other things, to (i) subordinate the claims of holders of debt under the Pre-Petition Credit Facility against Owens Corning to the claims of certain bondholders and trade creditors of Owens Corning and to subordinate the claims of holders of debt under the Pre-Petition Credit Facility against the guarantors of the Pre-Petition Credit Facility to claims of Owens Corning, (ii) subordinate the claims of certain Non-Debtor Subsidiaries that are guarantors of the Pre-Petition Credit Facility against Owens Corning to the claims of certain bondholders and trade creditors of Owens Corning and (iii) pierce the corporate veil of certain Non-Debtor Subsidiaries that are guarantors of the Pre-Petition Credit Facility. Owens Corning believes that the claims set forth in the Bond/Trade Complaint are without merit and should be considered, if at all, in conjunction with the Plan confirmation process.

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

PBGC CLAIM

In connection with the General Bar Date described above, the Pension Benefit Guaranty Corporation (“PBGC”), an agency of the United States, has filed a claim, in the amount of approximately $458 million, in connection with statutory liability for unfunded benefit liabilities of the Owens Corning Merged Retirement Plan (the “Pension Plan”). The claim states that it is contingent upon termination of the Pension Plan. Since Owens Corning does not anticipate that the Plan (or any other plan of reorganization) as ultimately confirmed by the Bankruptcy Court will provide for termination of the Pension Plan, it believes that this claim ultimately will become moot.

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

As described in Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”, the United States Department of Treasury has filed proofs of claim, totaling approximately $534 million, in connection with these tax claims. As part of the implementation of the settlement described above, the filed proofs of claim will be amended appropriately.

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

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class. In addition, Owens Corning has been named a defendant in a purported class action, originally filed in the Superior Court for the County of San Joaquin, California, on behalf of post-petition claimants with respect to such product. Subsequently, Owens Corning removed the California proceeding to the United States Bankruptcy Court for the Eastern District of California (“CBC”), and the CBC, upon Owens Corning’s motion, ordered that the proceeding be transferred to the USBC. In late October, 2005, Owens Corning reached an agreement in principle to settle both purported class actions for a total of $11 million. The settlement is subject to final documentation and to approval by the Bankruptcy Court. The settlement amount is fully reserved in the Consolidated Financial Statements as of December 31, 2005.

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

Certain holders of Owens Corning debt securities have filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. On January 20, 2006, the official representatives of the bondholder and trade creditor constituencies of Owens Corning filed a motion for leave to file an amended complaint in intervention in connection with the Pre-Petition Credit Facility Action and to seek authority to prosecute existing claims and commence others on behalf of the Debtors’ estates (the “Derivative Complaint”). The Plan contemplates that the claims belonging to the Debtors under the Pre-Petition Credit Facility Action, which are the subject of the Derivative Complaint, will be released. However, Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization), including the applicable release provisions, as may ultimately be confirmed.

Separately, and at the request of the Official Committee of Unsecured Creditors and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire. On or about October 3, 2005 similar lawsuits were brought against 2 additional law firms whose tolling agreements were about to expire and who could not be contacted to extend the tolling agreements because of Hurricane Katrina. The Official Committee of Unsecured Creditors was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought. During the first quarter of 2004, the lawsuit against one of the law firms was dismissed with the consent of the Official Committee of Unsecured Creditors and Bankruptcy Court approval.

By motions filed on various dates, the Debtors have requested a stay of the foregoing litigation pending its disposition in a plan of reorganization. Pursuant to a ruling of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

OTHER BANKRUPTCY RELATED MATTERS

See Note 1 to the Consolidated Financial Statements for a discussion of other bankruptcy related matters.

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company estimates it has incurred, or will incur, a total of $25 million to $35 million of property damage costs and business interruption losses in 2005 and 2006 associated with the Taloja flood. The Company believes these costs/losses will be substantially covered by insurance. However, should the expected recoveries not be received, the uncovered costs and losses could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

20. FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 19 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of December 31, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At December 31, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other—Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 19, Item B, to the Consolidated Financial Statements). As of December 31, 2005, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. At December 31, 2005, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims of $3.216 billion.

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

The residual obligation to charity is included within Fibreboard’s reserve for asbestos litigation claims as the asbestos-related liabilities have exceeded the Trust Assets. Consequently, no amounts have been recorded to the residual obligation to charity, and earnings/losses on Trust Assets have been recorded as Chapter 11 related reorganization items.

Results for the Years Ended December 31, 2005 and 2004

During 2005 and 2004, Trust Assets generated interest/dividend earnings of approximately $60 million and $59 million, respectively, recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

During 2005 and 2004, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $30 million and $25 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. These losses were recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss).

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during 2005 or 2004. However, approximately $0.4 million was paid during 2005 for taxes related to earnings of the Trust. These payments were funded by existing cash in the Trust or proceeds from the sale of securities. The sale of securities in 2005 and 2004 resulted in realized losses of approximately $15 million and $11 million, respectively. Realized gains or losses from the sale of securities are reflected on the Company’s consolidated financial statements in the same manner as actual returns on Trust Assets, described above.

At December 31, 2005, the fair value of Trust Assets and Administrative Deposits was $1.433 billion, which was comprised of Trust Assets of $1.306 billion of marketable securities and Administrative Deposits of $127 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the twelve months ended December 31, 2005:

	Balance 12/31/04	Interest and Dividends	Unrealized Loss	Realized Loss	Provision	Balance 12/31/05
Assets
Trust Assets:
Marketable securities - trading	$1,291	$60	$(30)	$(15)	$—	$1,306

Administrative Deposits	127	—	—	—	—	127

Total assets	$1,418	$60	$(30)	$(15)	$—	$1,433

Liabilities
Accounts payable	$19	$—	$—	$—	$—	$19
Asbestos litigation claims	2,309	—	—	—	907	3,216

Total Trust liabilities	2,328	—	—	—	907	3,235

Liabilities in excess of assets	(910)	60	(30)	(15)	(907)	(1,802)

Total Trust liabilities net of liabilities in excess of assets	$1,418	$60	$(30)	$(15)	$—	$1,433

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

21. STOCK COMPENSATION PLANS

During 2005, the Company had two stock-based compensation plans applicable to employees. The Company’s stockholder approved Stock Performance Incentive Plan (“SPIP”) authorized grants of stock options, restricted stock, performance restricted stock and phantom performance units. Effective May 2002, the SPIP expired as to new grants, but outstanding awards continue according to their terms. The Owens Corning 1995 Stock Plan (“95 Stock Plan”) authorizes grants of options, restricted stock and performance stock awards (collectively, the 95 Stock Plan and the SPIP are referred to as the “Employee Plans”). The 95 Stock Plan permits up to 1% of common shares outstanding at the beginning of each calendar year to be awarded as stock options and restricted stock (with 25% of this amount as the maximum permitted number of restricted stock awards). The Company may carry forward, for the 95 Stock Plan, unused shares from prior years and may increase the shares available for awards in any calendar year through an advance of up to 25% of the subsequent year’s allocation (determined by using 25% of the current year’s allocation). These shares are also subject to the 25% limit for restricted stock awards. At December 31, 2005, the maximum number of shares available under the 95 Stock Plan for stock awards was 1,216,332 shares. The following are descriptions of the awards granted under the Employee Plans:

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

Stock Options

The exercise price of each option awarded under the Employee Plans equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the Compensation Committee of the Board of Directors. No stock options were awarded in 2005, 2004, or 2003.

Restricted Stock Awards

Compensation expense for restricted stock awards is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions lapse, subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2006. At December 31, 2005, the Company had 13,329 shares of restricted stock outstanding. There were no restricted stock grants in 2005, 2004 or 2003.

Performance Restricted Stock Awards

Performance restricted stock awards represent the opportunity to earn up to a specified number of shares of the Company’s common stock, if the Company achieves specified performance goals during the designated performance period. Any portion of the award not earned during the performance period is forfeited by the holder at the end of such period. Compensation expense is measured based on market price of the Company’s common stock and is recognized over the performance period, which is generally three years. At December 31, 2005, the Company had no performance restricted stock awards outstanding and none were granted during 2005, 2004, or 2003.

Phantom Performance Units

Phantom performance units provide the holder the opportunity to earn a cash award equal to the fair market value of the Company’s common stock upon the attainment of certain performance goals. Any portion of the award not earned during the performance period is forfeited by the holder at the end of such period. Compensation expense is measured based on the market price of the Company’s common stock and is recognized over the performance period, which is generally three years. At December 31, 2005, the Company had no performance units outstanding and none were granted during 2005, 2004, or 2003.

Performance Stock Awards

Performance stock awards provide the holder the opportunity to earn unrestricted stock based upon achievement of specified goals within a designated performance period. Compensation cost for these awards is accrued over the performance period based upon a base compensation level and the performance level achieved. Stock awards are issued in the year subsequent to the performance period. No performance stock awards were issued in 2005, 2004, or 2003.

The Company also has a plan to award stock and stock options to non-employee directors. The receipt of the stock awards may be deferred at the discretion of the directors. Approximately 399,000 shares were available under this plan at December 31, 2005. As of December 31, 2005, 24,260 deferred awards were outstanding. No options were issued in 2005, 2004 or 2003. In 2005, 2004 and 2003, no stock awards were granted. By action of the Board of Directors, additional option grants and annual stock grants were suspended effective April 1, 2002, pending further action by the Board.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. STOCK COMPENSATION PLANS (continued)

A summary of the status of the Company’s plans that issue options as of December 31, 2005, 2004, and 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Beginning of year	4,269,637	$32.38	4,897,952	$32.44	6,489,874	$33.39
Options granted	—	$—	—	$—	—	$—
Options exercised	—	$—	—	$—	—	$—
Options canceled	(633,901)	$35.56	(628,315)	$32.87	(1,591,922)	$36.31

End of year	3,635,736	$31.82	4,269,637	$32.38	4,897,952	$32.44

Exercisable	3,635,736	$31.82	4,269,404	$32.38	4,710,655	$32.35

There were no options granted during 2005, 2004, or 2003.

The following table summarizes information about options outstanding at December 31, 2005:

Range of Exercise Prices	Options Outstanding			Options Exercisable
		Weighted-Average
	Number Outstanding at 12/31/05	Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$14.188 - $14.750	2,700	4.18	$14.333	2,700	$14.333
$15.375 - $15.375	933,891	3.83	$15.375	933,891	$15.375
$28.438 - $28.438	404,343	1.86	$28.438	404,343	$28.438
$34.813 - $34.813	949,861	2.52	$34.813	949,861	$34.813
$37.250 - $45.500	1,344,941	1.22	$42.190	1,344,941	$42.190

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. EARNINGS PER SHARE

The following table presents the net income (loss) used in the basic and diluted earnings per share and reconciles weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	2005	2004	2003
	(In millions of dollars, except share data in thousands)
Net income (loss) used for basic and diluted earnings per share	$(4,099)	$204	$115

Weighted-average number of shares outstanding used for basic earnings per share	55,324	55,307	55,196
Non-vested restricted shares	—	36	88
Deferred awards	—	24	24
Shares from assumed conversion of preferred securities (see Note 18)	—	4,566	4,566

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	55,324	59,933	59,874

The Company’s net income (loss) per common share for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$(74.08)	$3.68	$2.08

Diluted net income (loss) per share	$(74.08)	$3.40	$1.92

For the year ended 2005, the number of shares used in the calculation of diluted earnings per share did not include 14 thousand common equivalent shares of non-vested restricted stock, 24 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counter parties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company does not anticipate nonperformance by other parties. Contracts with counter parties contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counter party. Positions under such arrangements are reported on a net basis in the Consolidated Balance Sheet.

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

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to foreign exchange and diesel fuel and natural gas commodity price risk. The effective portion of the changes in the fair value of cash flow hedges is deferred in accumulated other comprehensive income (“OCI”) and is subsequently recognized in other income (loss) for foreign exchange hedges, and in cost of sales for commodity hedges, when the hedged item impacts earnings. The ineffective portion is recognized in other income (loss). The ineffective portion of changes in the fair value of cash flow hedges recognized in 2005 was approximately $9 million (income) and negligible amounts in 2004 and 2003.

The Company typically enters into financial instruments that mature within thirty-six months. As of December 31, 2005, approximately $14 million of gains on financial instruments included in accumulated OCI in the Consolidated Balance Sheet relate to contracts that will impact earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months that will necessitate recognizing the deferred gains as income include actual foreign currency denominated sales or purchases and, for commodity hedges, the recognition of the hedged item through earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Summary of OCI Activity

The following table summarizes activity in OCI resulting from the Company’s cash flow hedging activities for the years ended December 31, 2005 and 2004:

	2005	2004
	(In millions of dollars)
Beginning balance – losses	$(7)	$(2)
Increase (decrease) in fair value of derivatives	49	(2)
Reclassifications from OCI	(26)	(3)

Ending balance – gains (losses)	$16	$(7)

Fair Value Hedges

The Company uses forward and swap contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange and interest rate risk related to items recorded on the Consolidated Balance Sheet. Gains and losses resulting from the changes in fair value of these instruments are recorded in other income (loss), the effect of which was not material in any year presented. The fair value of these instruments, which are recorded as other current assets in the Consolidated Balance Sheet, was not material as of December 31, 2005 or 2004.

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 2005 and 2004, the Company was contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $11 million and $2 million, respectively. As of December 31, 2005 and 2004, approximately $1 million of such indebtedness was alleged to be in default as a result of the Filing. Subject to the foregoing, the Company is of the opinion that its unconsolidated affiliates will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company under such guarantees.

Concentrations of Credit Risk

As of December 31, 2005, one customer comprised more than 10% but less than 16% of our outstanding receivable balance. All receivables with this customer were current. As of December 31, 2004, one customer comprised more than 10% but less than 13% of our outstanding receivable balance. All receivables with this customer were current.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Long-term debt

The fair value of the Company’s long-term debt that is not subject to compromise has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The Company is unable to estimate the fair value of long-term debt of the Debtors that is subject to compromise at December 31, 2005, due to the uncertainties associated with the Filing.

The Company believes that the carrying amount reasonably approximates fair values of financial instruments. These financial instruments include long-term notes receivable of $16 million and $12 million as of December 31, 2005 and 2004, respectively, and long-term debt of $36 million and $38 million as of December 31, 2005 and 2004, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

The carrying value for all derivative financial instruments approximates the Company’s estimates of fair value.

As of December 31, 2005 and 2004, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, establishing their fair values is not practicable.

24. QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarter
	First	Second	Third	Fourth
	(In millions of dollars, except share data)
2005
Net sales	$1,402	$1,590	$1,618	$1,713
Cost of sales	1,167	1,278	1,315	1,405

Gross margin	$235	$312	$303	$308

Provision (credit) for asbestos litigation claims (recoveries)	$4,342	$—	$(1)	$(74)

Income (loss) from operations	$(4,281)	$169	$139	$230

Interest expense, net	$1	$—	$539	$199

Income tax expense (benefit)	$(48)	$99	$(134)	$(304)

Net income (loss)	$(4,237)	$67	$(267)	$338

Net income (loss) per share:
Basic net income (loss) per share	$(76.59)	$1.22	$(4.82)	$6.11

Diluted net income (loss) per share	$(76.59)	$1.13	$(4.82)	$5.64

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. QUARTERLY FINANCIAL INFORMATION (unaudited) (continued)

	Quarter
	First	Second	Third	Fourth
	(In millions of dollars, except share data)
2004
Net sales	$1,209	$1,441	$1,541	$1,484
Cost of sales	1,037	1,178	1,244	1,190

Gross margin	$172	$263	$297	$294

Income from operations	$34	$94	$153	$146

Income tax expense	$27	$56	$71	$73

Net income	$5	$33	$94	$72

Net income per share:
Basic net income per share	$0.09	$0.59	$1.70	$1.30

Diluted net income per share	$0.09	$0.55	$1.57	$1.20

25. ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement became effective for the Company as of January 1, 2006. The effect of adoption of this standard is not material.

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment”. This statement eliminates the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange for the services received based on the fair value of the equity instruments on the grant-date. The Company adopted the provisions of this statement during 2005. The effect of adoption of this standard was not material as none of the Company’s previously issued stock-based awards were materially impacted. Additionally, the Company does not expect to issue stock-based compensation while it remains in Chapter 11 proceedings.

In March 2005, the Financial Accounting Standards Board issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This statement clarifies the meaning of the term “conditional asset retirement” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligations can be estimated. This statement became effective for the Company in the fourth quarter of 2005. The effect of adoption of this standard was not material.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 2005, 2004, and 2003	160

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions of dollars)
FOR THE YEAR ENDED DECEMBER 31, 2005:
Allowance deducted from asset to which it applies - Doubtful accounts	$18	$3		$—	$3	(A)	$18
Tax valuation allowance	995	1,393	(B)	—	—		$2,388

FOR THE YEAR ENDED DECEMBER 31, 2004:
Allowance deducted from asset to which it applies - Doubtful accounts	$19	$5		$—	$6	(A)	$18
Tax valuation allowance	1,000	(5)		—	—		$995

FOR THE YEAR ENDED DECEMBER 31, 2003:
Allowance deducted from asset to which it applies - Doubtful accounts	$29	$(4)		$(2)	$4	(A)	$19
Tax valuation allowance	998	2		—	—		1,000

Notes:

(A)	Uncollectible accounts written off, net of recoveries.
(B)	This increase relates primarily to the establishment of an additional valuation allowance of $4.267 billion recorded during 2005 for deferred taxes related to additional asbestos provisions net of asbestos-related insurance recoveries.

.

EXHIBIT INDEX

Exhibit Number	Document Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Fifth Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on December 31, 2005 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed January 6, 2006).

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

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Fifth Amended Joint Plan of Reorganization of Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on December 31, 2005 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed January 6, 2006).

EXHIBIT INDEX

Exhibit Number	Document Description
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

EXHIBIT INDEX

Exhibit Number	Document Description
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

The following documents are incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000:

• License Agreement, made as of October 1, 1991, between Owens Corning and Owens-Corning Fiberglas Technology Inc., and Amendment thereto, dated as of December 8, 1993.

• Standstill Agreement, dated as of January 30, 2001, between Owens Corning and Owens-Corning Fiberglas Technology Inc.

• License Agreement, made as of April 27, 1999, between Owens-Corning Fiberglas Technology Inc. and AmeriMark Building Products, Inc. (now Exterior Systems, Inc.).

• Standstill Agreement, dated as of January 30, 2001, between Exterior Systems, Inc. and Owens-Corning Fiberglas Technology Inc.

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
Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of Owens Corning’s total assets

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

The following documents are incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2000:

• License Agreement, made as of October 1, 1991, between Owens Corning and Owens-Corning Fiberglas Technology Inc. and Amendment thereto, dated as of December 8, 1993.

• Standstill Agreement, dated as of January 30, 2001, between Owens Corning and Owens-Corning Fiberglas Technology Inc.

• License Agreement, made as of April 27, 1999, between Owens-Corning Fiberglas Technology Inc. and AmeriMark Building Products, Inc. (now Exterior Systems, Inc.).

• Standstill Agreement, dated as of January 30, 2001, between Exterior Systems, Inc. and Owens-Corning Fiberglas Technology Inc.

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

EXHIBIT INDEX

Exhibit Number	Document Description
thereto (incorporated herein by reference to Exhibit (4) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1998).

* Amended and restated Key Management Severance Agreement with David T. Brown (Filed herewith).

* Amended and restated Key Management Severance Agreement with Michael H. Thaman (filed herewith).

* Owens Corning Key Employee Retention Plan (2006) (filed herewith).

*   Key Management Severance Agreement with Joseph C. High (incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2004).

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

* • Key Management Severance Agreement with George E. Kiemle.

* • Owens Corning 1995 Stock Plan.

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2001:

* • Director’s Charitable Award Program, as amended.

* • Key Management Severance Agreement with David L. Johns.

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

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999:

* • Owens Corning Deferred Compensation Plan.

* • Corporate Incentive Plan Terms Applicable to Certain Executive Officers.

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