Form 10-Q
period 2006-03-31
OWENS CORNING
filed 2006-05-02
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-3660

Owens Corning

(Exact name of registrant as specified in its charter)

Delaware	34-4323452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Owens Corning Parkway, Toledo, OH	43659
(Address of principal executive offices)	(Zip Code)

(419) 248-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006, 55,340,432 shares of registrant’s common stock, par value $0.10 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	Quarter Ended March 31,
	2006	2005
	(dollars in millions, except per share data)
NET SALES	$1,601	$1,402
COST OF SALES	1,332	1,167

Gross margin	269	235

OPERATING EXPENSES
Marketing and administrative expenses	131	124
Science and technology expenses	16	13
Chapter 11 related reorganization items	10	36
Provision (credit) for asbestos litigation claims (recoveries) – Owens Corning	(3)	3,435
Provision for asbestos litigation claims – Fibreboard	—	907
Other	—	1

Total operating expenses	154	4,516

INCOME (LOSS) FROM OPERATIONS	115	(4,281)
Interest expense, net	65	1

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	50	(4,282)
Income tax benefit	(10)	(48)

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	60	(4,234)
Minority interest and equity in net earnings (loss) of affiliates	3	(3)

NET INCOME (LOSS)	$63	$(4,237)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$1.14	$(76.59)

Diluted net income (loss) per share	$1.05	$(76.59)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.3
Diluted	59.9	55.3

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS	March 31, 2006	December 31, 2005
	(dollars in millions)
CURRENT
Cash and cash equivalents	$1,360	$1,559
Receivables, less allowances of $18 million in 2006 and $19 million in 2005	742	608
Inventories	516	477
Other current assets	44	61

Total current	2,662	2,705

OTHER
Restricted cash – asbestos and insurance related	198	189
Restricted cash, securities, and other - Fibreboard	1,436	1,433
Deferred income taxes	1,464	1,432
Pension-related assets	455	471
Goodwill	214	215
Investment in affiliates	77	77
Other noncurrent assets	213	201

Total other	4,057	4,018

PLANT AND EQUIPMENT, at cost
Land	85	85
Buildings and leasehold improvements	810	796
Machinery and equipment	3,380	3,346
Construction in progress	174	177

	4,449	4,404
Accumulated depreciation	(2,435)	(2,392)

Net plant and equipment	2,014	2,012

TOTAL ASSETS	$8,733	$8,735

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2006	December 31, 2005
	(dollars in millions)
CURRENT
Accounts payable and accrued liabilities	$903	$1,032
Accrued post-petition interest	801	735
Short-term debt	7	6
Long-term debt - current portion	13	13

Total current	1,724	1,786

LONG-TERM DEBT	35	36

OTHER
Pension plan liability	684	684
Other employee benefits liability	407	410
Other	213	199

Total other	1,304	1,293

LIABILITIES SUBJECT TO COMPROMISE	13,520	13,520

COMPANY OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES - SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
MINORITY INTEREST	45	47

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value 8,000,000 shares authorized; none issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, par value $0.10 per share 100,000,000 shares authorized; 55.3 issued and outstanding at March 31, 2006 and December 31, 2005	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,483)	(8,546)
Accumulated other comprehensive loss	(309)	(297)
Other	(1)	(2)

Total stockholders’ deficit	(8,095)	(8,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,733	$8,735

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended March 31,
	2006	2005
	(dollars in millions)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$63	$(4,237)
Reconciliation of net cash flow used for operations
Noncash items:
Provision for asbestos litigation claims	—	4,342
Provision for depreciation and amortization	60	59
Provision for impairment of fixed assets	—	3
Credit for deferred income taxes	(25)	(57)
Provision for pension and other employee benefits liabilities	24	29
Provision for post-petition interest/fees on pre-petition debt	66	—
Other	(1)	7
Increase in receivables	(120)	(144)
Increase in inventories	(37)	(71)
Decrease in accounts payable and accrued liabilities	(144)	(45)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	9	1
Pension fund contribution	(4)	(4)
Payments for other employee benefits liability	(7)	(6)
(Increase) decrease in restricted cash – asbestos and insurance related	(9)	1
(Increase) decrease in restricted cash, securities, and other – Fibreboard	(3)	6
Other	(19)	(16)

Net cash flow used for operations	(147)	(132)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(62)	(46)
Investment in affiliates and subsidiaries, net of cash acquired	(1)	(1)
Proceeds from the sale of assets or affiliate	10	—

Net cash flow used for investing	(53)	(47)

NET CASH FLOW FROM FINANCING
Payments on long-term debt	(1)	(11)
Net increase (decrease) in short-term debt	1	(1)

Net cash flow used for financing	—	(12)

Effect of exchange rate changes on cash	1	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(199)	(195)
Cash and cash equivalents at beginning of period	1,559	1,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,360	$930

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries, namely IPM Inc., Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., that issued guarantees with respect to Owens Corning’s primary pre-petition bank credit facility (the “Pre-Petition Credit Facility”), may initiate Chapter 11 proceedings in order to be covered by the terms of the Plan (as defined below) in order to resolve such entities’ potential liability under such guarantees. The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

On December 31, 2005, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed fifth amended joint plan of reorganization in the USBC along with a related disclosure statement and, on March 29, 2006, filed certain proposed modifications of such plan and such disclosure statement (as so amended through such modified fifth amendment and such modified disclosure statement, such documents are referred to herein as the “Plan” and the “Disclosure Statement”, respectively). The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. Certain other members of the major non-asbestos creditor groups have indicated that they may oppose the Plan. There can be no assurance that the Plan or any other plan supported by Owens Corning and less than all of the major creditor groups will be ultimately confirmed by the Bankruptcy Court and consummated. The Debtors have the exclusive right to file and solicit acceptances to a plan of reorganization through July 31, 2006. In addition, Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of the Plan (or any other plan of reorganization) or its effect, if any, on the terms thereof. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court.

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

As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order, Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, and the terms of the proposed fifth amended joint plan of reorganization as filed in the USBC on December 31, 2005, Owens Corning previously has recorded expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005 in the amount of $735 million relating to post-petition interest and certain other post-petition fees. With respect to post-petition interest, such expenses reflected the application of the Base Rate plus 2% (as described below) applied on a compounding basis (compounded quarterly); with respect to post-petition fees, such expenses reflected no compounding. The Plan (as modified on March 29, 2006) provides that, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit Facility will be paid an amount in cash equal to the sum of (i) the amount of interest accrued through the date of delivery of the initial distribution under the Plan to holders of claims under the Pre-Petition Credit Facility (the “Initial Bank Holders’ Distribution”) on the amounts outstanding under the Pre-Petition Credit Facility as of the Petition Date, at the Base Rate plus 2% (as defined below) on a compounding basis (compounded quarterly), and (ii) the amount of any accrued and unpaid post-petition fees payable under the Pre-Petition Credit Facility through the date of delivery of the Initial Bank Holders’ Distribution, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus accrued interest thereon pursuant to the Pre-Petition Credit Facility calculated on a compounding basis (compounded quarterly). In light of such terms of the Plan, Owens Corning (i) has recorded, for the period ended March 31, 2006, additional expenses of $12 million for the period from the Petition Date through December 31, 2005, and (ii) has recorded, for the quarter ended March 31, 2006, additional expenses of $54 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

11 Cases (or other proceedings), subject to the terms and conditions of the Interim Unimpairment Order (as defined below). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued an interim order (the “Interim Unimpairment Order”) providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan as modified, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. The Interim Unimpairment Order provides that it will become a final order unless an objection is timely filed with the USBC, in which event a hearing to consider approval of the order on a final basis will be held on May 10, 2006.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing on the appeals has been completed under the schedule established by the Third Circuit. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 14, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The proposed legislation has since been removed from the floor and recommitted to the Senate Judiciary Committee.

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

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Further proceedings on this matter had been voluntarily continued by the movants on a monthly basis. On March 23, 2006, the Official Committee of Unsecured Creditors authorized the withdrawal of the motion.

On or about May 24, 2004, Credit Suisse First Boston, Kensington International Limited, Springfield Associates LLC and Angelo Gordon filed a motion in the USBC requesting the appointment of a Chapter 11 examiner to examine (i) allegations of improper conduct by management of the Debtors, (ii) alleged breaches of fiduciary duty by management of the Debtors resulting from the influence of the Legal Representative for the class of future asbestos claimants and the Official Committee of Asbestos

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Claimants on the process of developing a plan and the tort estimation process, (iii) alleged connections between the asbestos plaintiffs’ interests, a Court appointed mediator, and the Debtors’ asbestos liability estimation firm, and (iv) other alleged improper conduct. Owens Corning, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants have each filed responsive pleadings to the motion. The USBC has continued further proceedings on the motion pending issuance of a final order on the motion (described in the preceding paragraph) requesting appointment of a Chapter 11 trustee. The Debtors believe that the motion requesting appointment of an examiner is without merit and intend to continue to vigorously oppose it in appropriate proceedings.

The Plan of Reorganization

As described above, on March 29, 2006, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed the Plan and the related Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s reversal of the Substantive Consolidation Order described above, the current Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and interests in each of the Debtors. In addition, as part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it. The USBC has set July 10, 17 and 18, 2006 as hearing dates on the confirmation of the Plan. At this time, Owens Corning is unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

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

As described in greater detail in the Plan and Disclosure Statement, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit Facility will be paid cash in an aggregate amount equal to the amount of their allowed claims plus post-petition interest on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus interest thereon calculated on a compounding basis (compounded quarterly) under the Pre-Petition Credit Facility. If the holders of debt under the Pre-Petition Credit Facility are deemed to be impaired and the class of such holders rejects the Plan, then the holders of debt under the Pre-Petition Credit Facility will be paid cash and cash pay notes in an amount to be determined by the Bankruptcy

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Court. As previously disclosed, as of March 31, 2006, Owens Corning has recorded expenses of $801 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus interest thereon calculated on a compounding basis (compounded quarterly). However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Interim Unimpairment Order. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued the Interim Unimpairment Order providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan as modified, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. The Interim Unimpairment Order provides that it will become a final order unless an objection is timely filed with the USBC, in which event a hearing to consider approval of the order on a final basis will be held on May 10, 2006.

As described above, the Plan (which is co-proposed by the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants) provides that Owens Corning asbestos claimants will receive a partial payment proportionately similar to other general unsecured creditors of Owens Corning. In order to estimate the amount of the current and future asbestos personal injury claims in the Chapter 11 Cases, a six-day claims estimation hearing was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Briefing on the appeals has been completed under the schedule established by the Third Circuit.

Under the Plan, a trust, which is intended to qualify under section 524(g) of the Bankruptcy Code (the “524(g) Trust”), will be created from which asbestos claimants will be paid. The Plan provides that a majority of the newly issued common stock of reorganized Owens Corning, as well as cash, the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements) and specified other assets, will fund the 524(g) Trust. The 524(g) Trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liability of Owens Corning, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the Fibreboard Settlement Trust and certain other specified assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims which will be subject to the 524(g) Trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

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

Although they have not filed Chapter 11 Cases at the present time, Owens Corning reserves the right to initiate Chapter 11 proceedings on behalf of three subsidiaries, IPM Inc., Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., that issued guarantees with respect to the Pre-Petition Credit Facility, in

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

the event Owens Corning deems it necessary to do so in order for such subsidiaries to be covered by the terms of the Plan in order to resolve such entities’ potential liability under such guarantees. The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

In its review of the filed claims, Owens Corning identified approximately 15,600 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of March 31, 2006, approximately 12,800 of the Objectionable Claims, totaling approximately $5.9 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,400 claims, totaling approximately $8.0 billion. As of March 31, 2006, approximately 1,600 of these claims, totaling approximately $0.5 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 4,800 claims, totaling approximately $5.2 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $534 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements); environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $95 million, of which approximately $28 million are protective claims covering contracts which have not been rejected by the Debtors as of March 31, 2006.

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

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing on the appeals has been completed under the schedule established by the Third Circuit. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

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

Certain holders of Owens Corning debt securities have filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. On January 20, 2006, the official representatives of the bondholder and trade creditor constituencies of Owens Corning filed a motion for leave to file an amended complaint in intervention in connection with the Pre-Petition Credit Facility Action and to seek authority to prosecute existing claims and commence others on behalf of the Debtors’ estates (the “Derivative Complaint”). On March 21, 2006, the Debtors filed an opposition to the Derivative Complaint.

The Plan contemplates that the claims belonging to the Debtors under the Pre-Petition Credit Facility Action, which are the subject of the Derivative Complaint, will be released. Therefore, on February 3, 2006, the Debtors filed a motion to refer the Pre-Petition Credit Facility Action to the USBC so that the USBC may administer the Pre-Petition Credit Facility Action consistent with proceedings in connection with confirmation of the Plan. Certain holders of Owens Corning debt securities have opposed this motion. Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization), including the applicable release provisions, as may ultimately be confirmed.

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

By motions filed on various dates, the Debtors have requested a stay of the foregoing litigation pending its disposition in the Plan (or any other plan of reorganization). Pursuant to rulings of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until August 31, 2006.

Certain Post-Petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Filing, contractual interest expense on pre-petition debt of the Debtors other than the Pre-Petition Credit Facility has not been accrued or recorded since the Petition Date. From the Petition Date through March 31, 2006, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $564 million, of which $26 million relate to the first quarter of 2006 and $26 million relate to the first quarter of 2005. As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order, Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, and the terms of the proposed fifth amended joint plan of reorganization as filed in the USBC on December 31, 2005, Owens Corning previously has recorded expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005 in the amount of $735 million relating to post-petition interest and certain other post-petition fees. With respect to post-petition interest, such expenses reflected the application of the Base Rate plus 2% applied on a compounding basis (compounded quarterly); with respect to post-petition fees, such expenses reflected no compounding. Owens Corning notes that the Plan (as modified on March 29, 2006) provides that, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Facility will be paid an amount in cash equal to the sum of (i) the amount of interest accrued through the date of delivery of the Initial Bank Holders’ Distribution on the amounts outstanding under the Pre-Petition Credit Facility as of the Petition Date, at the Base Rate plus 2% (as defined below) on a compounding basis (compounded quarterly), and (ii) the amount of any accrued and unpaid post-petition fees payable under the Pre-Petition Credit Facility through the date of delivery of the Initial Bank Holders’ Distribution, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus accrued interest thereon pursuant to the Pre-Petition Credit Facility calculated on a compounding basis (compounded quarterly). In light of such terms of the Plan, Owens Corning (i) has recorded, for the period ended March 31, 2006, additional expenses of $12 million for the period from the Petition Date through December 31, 2005, and (ii) has recorded, for the quarter ended March 31, 2006, additional expenses of $54 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Interim Unimpairment Order. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued the Interim Unimpairment Order providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan as modified, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. The Interim Unimpairment Order provides that it will become a final order unless an objection is timely filed with the USBC, in which event a hearing to consider approval of the order on a final basis will be held on May 10, 2006.

At March 31, 2006, the Company had $1.360 billion of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at March 31,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

2006; however, approximately $171 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

As noted above, the Consolidated Financial Statements reflect expenses with respect to the Pre-Petition Credit Facility in the amount of $801 million relating to post-petition interest and certain other post-petition fees for the period from the Petition Date through March 31, 2006. Since the Company is in default on the debt underlying these amounts, the accrual is recorded as a current liability on the Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENTS OF INCOME (LOSS)

	Quarter Ended March 31,
	2006	2005
	(dollars in millions)
NET SALES	$1,374	$1,196
COST OF SALES	1,170	1,031

Gross margin	204	165

OPERATING EXPENSES
Marketing and administrative expenses	108	107
Science and technology expenses	14	11
Chapter 11 related reorganization items	10	36
Provision (credit) for asbestos litigation claims (recoveries) – Owens Corning	(3)	3,435
Provision for asbestos litigation claims – Fiberboard	—	907
Other	(21)	(18)

Total operating expenses	108	4,478

INCOME (LOSS) FROM OPERATIONS	96	(4,313)
Interest expense	66	1
Interest income from non-Debtors	(14)	(14)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	44	(4,300)
Income tax benefit	(21)	(53)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF AFFILIATES	65	(4,247)
Equity in net income of affiliates	—	1

NET INCOME (LOSS)	$65	$(4,246)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEETS

ASSETS	March 31, 2006	December 31, 2005
	(dollars in millions)
CURRENT
Cash and cash equivalents	$979	$1,126
Receivables (net of allowance for doubtful accounts)	566	458
Receivables – non-Debtors	1,188	1,165
Inventories	348	320
Other current assets	28	46

Total current	3,109	3,115

OTHER
Restricted cash – asbestos and insurance related	198	189
Restricted cash, securities, and other — Fibreboard	1,436	1,433
Deferred income taxes	1,358	1,326
Pension-related assets	370	387
Goodwill	67	66
Investment in affiliates	31	31
Investment in non-Debtor subsidiaries	765	762
Other noncurrent assets	144	154

Total other	4,369	4,348

PLANT AND EQUIPMENT, at cost
Land	37	37
Buildings and leasehold improvements	600	593
Machinery and equipment	2,357	2,342
Construction in progress	113	121

Total plant and equipment	3,107	3,093
Accumulated depreciation	(1,745)	(1,723)

Net plant and equipment	1,362	1,370

TOTAL ASSETS	$8,840	$8,833

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2006	December 31, 2005
	(dollars in millions)
CURRENT
Accounts payable and accrued liabilities	$674	$797
Accounts payable and accrued liabilities – non-Debtors	21	19
Accrued post-petition interest/fees on pre-petition debt	801	735
Long-term debt – current portion	1	1

Total current	1,497	1,552

LONG-TERM DEBT	12	12

OTHER
Pension plan liability	577	577
Other employee benefits liability	390	393
Other	198	184

Total other	1,165	1,154

LIABILITIES SUBJECT TO COMPROMISE	14,180	14,180

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,365)	(8,430)
Accumulated other comprehensive loss	(341)	(328)
Other	(6)	(5)

Total stockholders’ deficit	(8,014)	(8,065)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,840	$8,833

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2006	2005
	(dollars in millions)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$65	$(4,246)
Reconciliation of net cash flow used for operations
Noncash items:
Provision for asbestos litigation claims	—	4,342
Provision for depreciation and amortization	43	43
Provision for impairment of fixed assets	—	3
Credit for deferred income taxes	(26)	(51)
Provision for pension and other employee benefits liabilities	21	27
Provision for post-petition interest/fees on pre-petition debt	66	—
Other	8	9
Increase in receivables and receivables – non-Debtors	(131)	(121)
Increase in inventories	(28)	(54)
Decrease in accounts payable and accrued liabilities and accounts payable and accrued liabilities – non-Debtors	(125)	(31)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	9	1
Payments for other employee benefits liabilities	(7)	(6)
(Increase) decrease in restricted cash – asbestos and insurance related	(9)	1
(Increase) decrease in restricted cash, securities, and other – Fibreboard	(3)	6
Other	4	(9)

Net cash flow used for operations	(113)	(86)

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(43)	(34)
Investment in subsidiaries and affiliates	(1)	(1)
Proceeds from the sale of assets or affiliate	10	—

Net cash flow used for investing	(34)	(35)

NET CASH FLOW FROM FINANCING
Net cash flow from financing	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147)	(121)
Cash and cash equivalents at beginning of period	1,126	725

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$979	$604

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	March 31, 2006	December 31, 2005
	(dollars in millions)
Accounts payable	$227	$227
Accrued interest payable	40	40
Debt	2,952	2,952
Income taxes payable	85	85
Reserve for asbestos litigation claims – Owens Corning	7,000	7,000
Reserve for asbestos-related claims — Fibreboard	3,216	3,216

Total consolidated	13,520	13,520
Payables to non-Debtors	660	660

Total Debtor	$14,180	$14,180

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended March 31,
	2006	2005
	(dollars in millions)
Professional fees	$20	$27
Payroll and compensation	4	5
Investment (income) loss	(14)	4

Total	$10	$36

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

	Quarter Ended March 31,
NET SALES	2006	2005
	(dollars in millions)
Reportable Segments
Building Materials Systems
United States	$1,178	$998
Europe	1	1
Canada and other	91	75

Total Building Materials Systems	1,270	1,074

Composite Solutions
United States	172	166
Europe	96	106
Canada and other	63	56

Total Composite Solutions	331	328

Total reportable segments	$1,601	$1,402

External Customer Sales by Geographic Region
United States	$1,350	$1,164
Europe	97	107
Canada and other	154	131

NET SALES	$1,601	$1,402

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. SEGMENT DATA (continued)

Sales by product within the Building Materials Systems segment are provided in the table below:

	Quarter Ended March 31,
	2006	2005
	(dollars in millions)
Products within Building Materials Systems

Insulating systems	$518	$450
Exterior systems for the home and other	752	624

Total Building Materials Systems sales	$1,270	$1,074

	Quarter Ended March 31,
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	2006	2005
	(dollars in millions)
Reportable Segments

Building Materials Systems	$148	$92
Composite Solutions	14	31

Total reportable segments	$162	$123

Reconciliation to Consolidated Income Before Income Tax Benefit

Chapter 11 related reorganization items	$(10)	$(36)
(Provision) credit for asbestos litigation (claims) recoveries	3	(4,342)
General corporate expense	(40)	(26)
Interest expense, net	(65)	(1)

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAX BENEFIT	$50	$(4,282)

Income for the Composite Solutions segment includes $8 million of gains related to the disposition of assets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. GENERAL

The consolidated financial statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications have been made to the period presented for 2005 to conform to the classifications used in the period presented for 2006.

In connection with the consolidated financial statements and notes included in this Report, reference is made to the consolidated financial statements and notes thereto contained in the Company’s 2005 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

4. INVENTORIES

Inventories are summarized as follows:

	March 31, 2006	December 31, 2005
	(dollars in millions)
Finished goods	$463	$457
Materials and supplies	204	166

FIFO inventory	667	623
Excess of FIFO over LIFO	(151)	(146)

Total inventories	$516	$477

Approximately $313 million and $310 million of total inventories were valued using the LIFO method at March 31, 2006 and December 31, 2005, respectively.

5. GOODWILL AND OTHER INTANGIBLES

The Company complies with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company conducts its annual review for impairment in the second quarter. No impairments were identified during the 2005 review.

The only significant change in goodwill during the three month period ended March 31, 2006 was the result of fluctuations in currency. The $214 million balance of goodwill at March 31, 2006 was comprised of $166 million for the Building Materials Systems segment and $48 million for the Composite Solutions segment.

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the first quarter of 2006 and 2005. The Company estimates that amortization of intangibles will be approximately $2 to $3 million annually for each of the next five years. As of March 31, 2006, the weighted average lives of intangibles ranged between 7 and 13 years, with a net carrying amount of approximately $11 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the quarter ended March 31, 2006 is as follows:

(dollars in millions)
Balance at December 31, 2005	$62
Amounts accrued for current year	5
Adjustment of preexisting accrual estimates	3
Settlements of warranty claims	(4)

Balance at March 31, 2006	$66

7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The following table provides information regarding pension expense recognized during the quarter:

	Quarter Ended March 31,
	2006			2005
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(dollars in millions)
Components of Net Periodic Pension Cost

Service cost	$5	$1	$6	$5	$1	$6
Interest cost	14	5	19	14	5	19
Expected return on plan assets	(14)	(5)	(19)	(15)	(5)	(20)
Amortization of loss	10	2	12	11	2	13
Amortization of prior service cost	2	—	2	—	—	—

Net periodic pension cost	$17	$3	$20	$15	$3	$18

Owens Corning expects to contribute $40 to $60 million in cash to the U.S. pension plans during 2006.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

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

The following table provides the components of net periodic benefits cost for aggregated U.S. and Non-U.S. Plans for the quarter:

	Quarter Ended March 31,
	2006	2005
	(dollars in millions)
Components of Net Periodic Benefits Cost

Service cost	$1	$2
Interest cost	5	6
Amortization of loss	—	1
Amortization of prior service cost	(3)	(1)

Net periodic benefits cost	$3	$8

8. STOCK COMPENSATION

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

Prior to adoption of SFAS No. 123R, the Company utilized the intrinsic value method of accounting for expense recognition related to its stock-based compensation plans as permitted by SFAS No. 123. In accordance with pro forma disclosures required by SFAS No. 123, there would have been no impact to reported net income (loss) for the first quarter of 2005 had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS

Asbestos Liabilities

ITEM A.—OWENS CORNING (EXCLUDING FIBREBOARD)

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

As more fully discussed in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on December 31, 2005 a proposed fifth amended joint plan of reorganization for the Debtors and filed certain proposed modifications thereto on March 29, 2006. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the disclosure statement filed with respect to the Plan on December 31, 2005. Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to the Plan (or another plan of reorganization).

A six-day claims estimation hearing to establish the amount of current and future asbestos liability in the Chapter 11 Cases was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that it should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing on the appeals has been completed under the schedule established by the Third Circuit. The $7 billion asbestos liability estimated by the District Court for Owens Corning exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. As described more

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

fully under the heading “Reserve” below, as a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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
	(dollars in millions)
Pre-NSP Settlements	$170	$51
NSP Settlements	570	538
Non-NSP Settlements	30	42
Defense, Claims Processing and Administrative Expenses	90	54

	$860	$685

All amounts discussed above are before tax and application of insurance recoveries.

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At March 31, 2006, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s Consolidated Balance Sheet as restricted assets (under the caption “Restricted cash—asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

Reserve

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of approximately $1.1 billion in 1996, $1.4 billion in 1998, $1.0 billion in 2000 and $1.4 billion in 2002. For the reasons stated below, as a result of the Memorandum and Order of the District Court issued on March 31, 2005, estimating the total asbestos-related liability of Owens Corning at $7 billion, Owens Corning increased its reserve for potential asbestos-related liabilities by $3.435 billion for the first quarter of 2005, so that its recorded reserve for Owens Corning’s asbestos-related liabilities equaled the District Court’s estimate. Consequently, as of March 31, 2006, a reserve of $7 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. In its March 31, 2005 Memorandum and Order, the District Court observed that the range of projected liabilities that were reflected in the various expert reports submitted to it resulted from the attempt to make predictions based upon other predictions and assumptions, and that relatively minor variations in underlying assumptions can skew the end result enormously. The District Court further noted that it was estimating not how much each potential claimant would actually be entitled to receive but rather the total amount that the claimants, as a group, could legitimately have claimed as compensation (or, in the case of future claimants, what their claims would have been worth in the tort system) as of the Petition Date. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing on the appeals has been completed under the schedule established by the Third Circuit.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 14, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The proposed legislation has since been removed from the floor and recommitted to the Senate Judiciary Committee.

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

As discussed in Item A above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on December 31, 2005 a proposed fifth amended joint plan of reorganization for the Debtors (including Fibreboard) and filed certain proposed modifications thereto on March 29, 2006. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter dated December 30, 2005, appended as Appendix K to the disclosure statement filed with respect to the Plan on December 31, 2005. Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to the Plan (or another plan of reorganization).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

As of March 31, 2006, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.309 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s Consolidated Balance Sheet as restricted assets. At March 31, 2006, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 10 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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
(dollars in millions)
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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos. The amount estimated by the District Court exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million during the quarter ended March 31, 2005, so that it equaled the high end of the range of estimates of Fibreboard’s liability for asbestos claims that had been provided by Owens Corning’s valuation experts for use in the estimation hearing. Consequently, as of March 31, 2006, a reserve of approximately $3.216 billion in respect of Fibreboard’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

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

The Plan provides that a trust intended to qualify under section 524(g) of the Bankruptcy Code will be created and funded by the Debtors, as described above, and will assume all asbestos-related liability of Owens Corning, Fibreboard and the other entities set forth in the Plan. The Plan also provides that distributions on account of such claims will be made from the 524(g) Trust, pursuant to the trust distribution procedures attached to the Plan. Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 14, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The proposed legislation has since been removed from the floor and recommitted to the Senate Judiciary Committee.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Insurance

Since the Filing, Owens Corning has reached settlements with more than ten excess level insurance carriers with respect to non-products insurance coverage applicable to asbestos personal injury claims. A portion of the insurance payments to be made pursuant to such settlements are deferred. Under the settlements, the insurance payments paid have been made, and the deferred insurance payments when paid will be made, into escrow accounts, to be disbursed in accord with an approved plan of reorganization. The escrowed funds, including earnings, are reflected on Owens Corning’s Consolidated Balance Sheet as restricted assets, under the category “Restricted cash—asbestos and insurance related”. The receivables relating to the deferred insurance payments, in the amount of $71 million as of March 31, 2006, along with $4 million of unconfirmed potential non-products coverage as to which Owens Corning has estimated probable recovery, are reflected on Owens Corning’s Consolidated Balance Sheet under the category “Other noncurrent assets”.

Subsequent to March 31, 2006, Owens Corning received payments of approximately $3 million in respect of previous settlements with insolvent insurance carriers concerning coverage for asbestos-related personal injury claims. Receivables relating to such payments were recorded in the Company’s Consolidated Financial Statements as of March 31, 2006.

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. On March 9, 2004, the Court granted class certification as to those claims relating to written representations but denied certification as to claims relating to alleged oral representations. A status conference was held on this matter on November 8, 2005 and a trial has been scheduled for September 11, 2006, as to certain defendants. Owens Corning believes that the claim is without merit.

On or about January 27, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Robert Greenburg, et al. v. Glen Hiner, et al. in the United States District Court for the Northern District of Ohio, Western Division. Subsequent to January 27, 2003, three substantially similar actions, with named plaintiffs Nicholas Radosevich, Howard E. Leppla, and William Benanchietti, respectively, were filed against the same defendants in the same court. On July 30, 2003, the court consolidated the four cases under the caption Robert Greenburg, et al. v. Glen Hiner, et al., and appointed lead plaintiffs JKF Investment Co., Icarus Trading, Inc. and HGK Asset Management. An amended complaint was filed by the plaintiffs on or about September 8, 2003. Owens

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Corning was not named in the lawsuit. The suit purported to be a class action for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of a class comprised of persons who purchased stock of Owens Corning during the period from September 20, 1999, through October 4, 2000. The complaint sought an unspecified amount of damages and/or, where appropriate, rescission. On March 3, 2005, the Court granted the defendants’ motion to dismiss the action, on the grounds that the plaintiffs’ claims are time-barred under the applicable statute of limitations. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On February 24, 2006, the Court of Appeals affirmed the dismissal.

On or about September 2, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. Owens Corning is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under the Pre-Petition Credit Facility, alleges causes of action (1) against all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the Pre-Petition Credit Facility. The complaint seeks an unspecified amount of damages. On October 6, 2003, the Company filed in the USBC a Complaint for Temporary Restraining Order, Preliminary Injunction and Enforcement of the Automatic Stay, requesting a preliminary injunction against further prosecution of the suit until after confirmation of a plan of reorganization for the Company. By order of the USBC, the New York action was preliminarily enjoined, with limited exceptions, until the earlier of the entry of an order confirming a plan of reorganization for the Company or further order of the USBC. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005. No decision has been issued. Owens Corning believes that the claim is without merit.

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

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The named officer and director defendants in each of the above proceedings have each filed contingent indemnification claims with respect to such litigation against Owens Corning pursuant to the General Bar Date process described below.

On or about January 6, 2006, the official representatives of the bondholders and trade creditors of Owens Corning filed, without leave of Court, the Complaint of Official Representatives of the Owens Corning Bondholder and Trade Creditor Constituencies for Equitable Subordination and to Pierce the Corporate Veil (the “Bond/Trade Complaint”). The Bond/Trade Complaint seeks, among other things, to (i) subordinate the claims of holders of debt under the Pre-Petition Credit Facility against Owens Corning to the claims of certain bondholders and trade creditors of Owens Corning and to subordinate the claims of holders of debt under the Pre-Petition Credit Facility against the guarantors of the Pre-Petition Credit Facility to claims of Owens Corning, (ii) subordinate the claims of certain Non-Debtor Subsidiaries that are guarantors of the Pre-Petition Credit Facility against Owens Corning to the claims of certain bondholders and trade creditors of Owens Corning and (iii) pierce the corporate veil of certain Non-Debtor Subsidiaries that are guarantors of the Pre-Petition Credit Facility. On or about March 22, 2006, the holders of debt under the Pre-Petition Credit Facility filed a motion to dismiss the Bond/Trade Complaint. A pre-trial conference in the USBC was held on March 27, 2006 and, on March 28, 2006, Owens Corning filed a motion to dismiss the Bond/Trade Complaint. The USBC has scheduled oral argument on the motion to dismiss for May 10, 2006. Owens Corning believes that the claims set forth in the Bond/Trade Complaint are without merit and should be considered, if at all, in conjunction with the Plan confirmation process.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class. In addition, Owens Corning has been named a defendant in a purported class action, originally filed in the Superior Court for the County of San Joaquin, California, on behalf of post-petition claimants with respect to such product. Subsequently, Owens Corning removed the California proceeding to the United States Bankruptcy Court for the Eastern District of California (“CBC”), and the CBC, upon Owens Corning’s motion, ordered that the proceeding be transferred to the USBC. In late October, 2005, Owens Corning reached an agreement in principle to settle both purported class actions for a total of $11 million. The settlement is subject to final documentation and to approval by the Bankruptcy Court. The settlement amount is fully reserved in the Consolidated Financial Statements as of March 31, 2006.

AVOIDANCE ACTIONS

Under the Bankruptcy Code, October 4, 2002 was the deadline by which the Debtors, on behalf of the bankruptcy estates, could bring adversary actions seeking the return of potentially avoidable transfers

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

Certain holders of Owens Corning debt securities have filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. On January 20, 2006, the official representatives of the bondholder and trade creditor constituencies of Owens Corning filed a motion for leave to file an amended complaint in intervention in connection with the Pre-Petition Credit Facility Action and to seek authority to prosecute existing claims and commence others on behalf of the Debtors’ estates (the “Derivative Complaint”). On March 21, 2006, the Debtors filed an opposition to the Derivative Complaint.

The Plan contemplates that the claims belonging to the Debtors under the Pre-Petition Credit Facility Action, which are the subject of the Derivative Complaint, will be released. Therefore, on February 3, 2006, the Debtors filed a motion to refer the Pre-Petition Credit Facility Action to the USBC so that the USBC may administer the Pre-Petition Credit Facility Action consistent with proceedings in connection with confirmation of the Plan. Certain holders of Owens Corning debt securities have opposed this motion. Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization), including the applicable release provisions, as may ultimately be confirmed.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

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

By motions filed on various dates, the Debtors have requested a stay of the foregoing litigation pending its disposition in the Plan (or any other plan of reorganization). Pursuant to rulings of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until August 31, 2006.

OTHER BANKRUPTCY RELATED MATTERS

See Note 1 to the Consolidated Financial Statements for a discussion of other bankruptcy related matters.

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company estimates it has incurred, and expects to recover, approximately $25 million to $35 million of property damage costs and business interruption losses in 2005 and 2006 associated with the Taloja flood. However, should the expected recoveries not be received, the unrecovered costs and losses could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

10. FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 9 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of March 31, 2006 and December 31, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST (continued)

Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

At this time, Owens Corning is unable to predict what the treatment of the Fibreboard Settlement Trust will ultimately be under the terms of any plan or plans of reorganization confirmed in the Chapter 11 Cases.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At March 31, 2006 and December 31, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other—Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 9, Item B, to the Consolidated Financial Statements). As of March 31, 2006 and December 31, 2005, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. At March 31, 2006 and December 31, 2005, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims of $3.216 billion.

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

Results for the Quarters Ended March 31, 2006 and 2005

During the first quarter of 2006, Trust Assets generated interest/dividend earnings of approximately $15 million compared to $15 million in 2005 which was recorded in Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST (continued)

At March 31, 2006 and 2005, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $3 million and $19 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. These losses were recorded as Chapter 11 related reorganization items on the Consolidated Statement of Income (Loss).

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the first quarter of 2006 or 2005. There were also no payments made during the first quarter of 2006 or 2005 for taxes related to earnings of the Trust. The sale of securities in the first quarter of 2006 and 2005 resulted in realized losses of approximately $9 million and $3 million, respectively. Realized gains or losses from the sale of securities are reflected on the Company’s consolidated financial statements in the same manner as actual returns on Trust Assets, described above.

During the first quarter of 2005, the Company increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million, to an aggregate $3.216 billion.

At March 31, 2006, the fair value of Trust Assets and Administrative Deposits was $1.436 billion, which was comprised of Trust Assets of $1.309 billion of marketable securities and Administrative Deposits of $127 million. The table below summarizes Trust and Administrative Deposits activity for the three months ended March 31, 2006:

	Balance 12/31/05	Interest and Dividends	Unrealized Loss	Realized Loss	Balance 3/31/06
Assets
Trust Assets:
Marketable securities – trading	$1,306	$15	$(3)	$(9)	$1,309
Administrative Deposits	127	—	—	—	127

Total assets	$1,433	$15	$(3)	$(9)	$1,436

Liabilities
Accounts payable	$19	$—	$—	$—	$19
Asbestos litigation claims	3,216	—	—	—	3,216

Total Trust liabilities	3,235	—	—	—	3,235
Liabilities in excess of assets	(1,802)	15	(3)	(9)	(1,799)

Total Trust liabilities net of liabilities in excess of assets	$1,433	$15	$(3)	$(9)	$1,436

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share:

	Quarter Ended March 31,
	2006	2005
Net income (loss), in millions	$63	$(4,237)

Weighted-average number of shares outstanding used for basic earnings per share (thousands)	55,334	55,319
Non-vested restricted shares (thousands)	7	—
Deferred awards (thousands)	24	—
Shares from assumed conversion of preferred securities (thousands)	4,566	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share (thousands)	59,931	55,319

Net income (loss) per common share:
Basic net income (loss) per share	$1.14	$(76.59)

Diluted net income (loss) per share	$1.05	$(76.59)

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. COMPREHENSIVE INCOME/LOSS

The following table presents comprehensive income (loss) for the periods indicated:

	Quarter Ended March 31,
	2006	2005
	(dollars in millions)
Net income (loss)	$63	$(4,237)
Other comprehensive loss	(12)	(2)

Comprehensive income (loss)	$51	$(4,239)

The Company’s other comprehensive income (loss), during the first quarter of 2006 and 2005, includes foreign currency adjustments and deferred gains and losses on certain hedging transactions recorded at fair value.

13. INCOME TAXES

On an on-going basis, the Company records valuation allowances related to realization of certain tax assets, including deferred tax assets related to asbestos-related liabilities. In light of the Company’s financial position and Chapter 11 proceedings, including the current plan of reorganization, the Company decreased its valuation allowance for tax assets related to asbestos-related liabilities by $40 million during the first quarter of 2006, resulting in a $40 million tax benefit in the quarter and an effective tax rate of negative 20%.

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

14. ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement became effective for the Company as of January 1, 2006. The effect of adoption of this standard was not material.

15. SUBSEQUENT EVENTS

On May 1, 2006, the Company completed its previously announced acquisition of Asahi Glass Co. Ltd.’s composite manufacturing facility located near Tokyo, Japan. The purchase price was approximately $8 million, subject to adjustment up to an additional $5 million, to be paid out in the future, if certain income thresholds are met.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report.)

OVERVIEW

Chapter 11 Overview

Since the Company’s filing for Chapter 11 protection on October 5, 2000, we have worked diligently and consistently to formulate a plan of reorganization that would serve to resolve our Company’s historic asbestos liability in a manner that treats all of our creditors fairly and equitably. Our objective has been to work with all of our creditor groups in an attempt to reach a consensus as to the terms of such a plan of reorganization so that it could be fully supported (“Consensual Plan”) as we move toward emerging from Chapter 11. On December 31, 2005, we filed a Fifth Amended Plan of Reorganization and an accompanying disclosure statement. On March 29, 2006, we filed proposed modifications of such plan and such disclosure statement (as so modified, such documents are referred to herein as the “Plan” and the “Disclosure Statement”). While we did not receive a full consensus, we did achieve the support of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, who agreed to act as co-proponents of the Plan. We also received the written support of the steering committee of holders of claims under the Pre-Petition Credit Facility. We have not yet received the support of the holders of our bond and trade debt, but we continue to discuss the framework for a Consensual Plan with their representatives.

On January 30, 2006, the USBC scheduled a hearing on our Disclosure Statement for April 5, and a hearing on the confirmation of our Plan for July 10, 17 and 18, 2006. The USBC also extended our exclusive right to file a plan of reorganization through July 31, 2006.

On April 7, 2006, the USBC issued an interim order holding among other things that, if the holders of claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan, then (i) such claims are rendered unimpaired and the holders of such Bank Group claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be deemed to be paid in full and all of such claims shall be extinguished, thereby avoiding, for now, the need for any additional subsidiaries of the Company to file for bankruptcy to resolve their potential liability with respect to the Pre-Petition Credit Facility. Unless an objection to the interim order is successfully asserted, it will become final on May 10, 2006.

In conjunction with the USBC’s consideration of the interim order, the UBSC granted the Debtors’ request to continue the hearing on our Disclosure Statement until May 10, 2006. The confirmation hearing for our Plan continues to be scheduled for July. We are committed to confirming a plan of reorganization on that schedule, even if our plan does not enjoy the support of all of our creditor groups and it is necessary to seek its confirmation over the objections of certain creditors. However, we continue to believe that a Consensual Plan is feasible and preferable, and we will continue to negotiate with all creditors in an attempt to reach a full consensus prior to the scheduled confirmation hearing.

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

Judge Fullam, the Federal District Court Judge overseeing our case, issued an Order in 2004 granting the Company’s motion requesting substantive consolidation. The holders of the Company’s pre-petition bank debt then appealed Judge Fullam’s Order to the Third Circuit Court of Appeals. On August 15, 2005, the Third Circuit Court of Appeals reversed Judge Fullam’s decision. The Third Circuit created a new test and, when applied to the facts of our case, the Third Circuit held that substantive consolidation was not appropriate. The Third Circuit also denied a motion for reconsideration of its decision that was filed by the Legal Representative for the class of future asbestos claimants and holders of the bond debt in our case. Several parties, including the bondholders, have appealed the Third Circuit’s decision to the United States Supreme Court. While some uncertainty will remain regarding this issue until the Supreme Court decides whether or not to accept that appeal, we intend to continue moving our Plan forward towards emergence.

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

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored the FAIR Act introduced in the United States Senate as S-852 on April 19, 2005. The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 14, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The legislative fate of the FAIR Act continues to remain uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be or what the effect, if any, would be on Owens Corning and Fibreboard or their Plan or plans of reorganization.

As a result of the uncertainty surrounding the FAIR Act, and given the confirmation schedule set by the Bankruptcy Court, the Company will continue to move forward in our Chapter 11. The Company will continue to monitor the legislative progress of the FAIR Act, and we will evaluate any significant developments and their potential impact on our Chapter 11 Cases.

Our strategy going forward continues to be two-fold: (1) look for a continued compromise that will result in a Consensual Plan supported by all rather than most of our creditors and (2) in the absence of a Consensual Plan, proceed to confirm our plan of reorganization on the schedule set by the Bankruptcy Court, even if the Plan does not have the support of all creditor groups. With confirmation of a Plan and emergence from Chapter 11 more clearly in sight, we intend to continue to drive aggressively toward that goal. While several potential obstacles remain to be overcome, we believe that we have made significant progress toward that end.

Operations Overview

The table below provides a summary of our sales and income (loss) from operations for the first quarter of 2006 and 2005:

	Quarter ended March 31,
	2006	2005
	(dollars in millions)
Sales	$1,601	$1,402

Percent change from prior year	14.2%	16.0%
Income (loss) from operations	$115	$(4,281)

Income (loss) from operations as percent of sales	7.2%	(305.3)%

The 14% increase in sales compared to 2005 was driven by strong demand in many of our Building Material Systems segment markets combined with year over year price increases for certain products, largely reflective of the higher costs of producing these products.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Some of the significant items impacting the year over year comparability of reported income from operations are noted in the table below:

	Quarter ended March 31,
	2006	2005
	(dollars in millions)
Chapter 11 related reorganization items	$10	$36
Provision for asbestos litigation claims	(3)	4,342

Total of items	$7	$4,378

As previously disclosed, in March of 2005 the District Court issued a Memorandum and Order estimating our asbestos liability at $7 billion. Based upon such estimation, we increased our provision for Owens Corning and Fibreboard asbestos litigation claims by $4,342 million. The decrease in Chapter 11 related reorganization items was primarily due to higher investment returns on the Fiberboard Trust assets and cash and cash equivalents during 2006.

Excluding the impact of the items noted in the table above, operating performance improved approximately 26% in 2006 compared to 2005, reflecting a strong demand in the Building Materials Systems segment, our ability to leverage costs over a larger sales base, and favorable year over year pricing for building materials, offset by higher energy, material and delivery costs. The items noted above are related primarily to the Chapter 11 process, liabilities that are not the result of our current operations, and activities necessitated by our anticipated plan of reorganization. We do not expect these costs and expenses to continue on an ongoing basis after we emerge from bankruptcy.

Due to the nature of the costs associated with the items noted above, we do not find reported income from operations to be the most useful financial measure of our year-to-year operational performance. We measure operating performance by excluding Chapter 11 related reorganization items, provisions for asbestos litigation claims and the other costs and expenses referenced in the table above for various purposes, including reporting results to our Board of Directors, and for analysis of performance and related employee compensation measures. Although we believe that these adjustments to income from operations provide a more meaningful representation of our year-over-year performance, our operating performance excluding these items should not be considered in isolation or as a substitute for income from operations prepared in accordance with generally accepted accounting principles. In addition, such presentation is not necessarily indicative of the results that we would have achieved if we were not subject to Chapter 11 proceedings.

Major factors affecting the performance of our Building Materials Systems segment during the first quarter of 2006 compared to the prior year include the following:

•	Continued strength in the United States housing markets resulted in continued high demand for our products. While prices are higher compared to the first quarter of 2005, they are largely reflective of our higher energy and material costs. Prices have remained relatively flat from the beginning of the year.

•	Increases in costs for energy-related commodities (including natural gas, asphalt, and resin) and services (including delivery costs) impacted all of our product lines within this segment. While not the case for each product line, in total we have been able to mitigate the impact of these higher costs through improved operating efficiencies and by achieving price increases where appropriate.

•	Continued high demand for our products has allowed us to maintain many manufacturing facilities at high utilization rates, a primary contributor to improved operating efficiency.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	The residual impact of the Gulf Coast hurricanes in 2005, along with unseasonably warmer weather drove an increased demand for our residential roofing products.

Major factors affecting the performance of our Composite Solutions segment during the first quarter of 2006 compared to the prior year include the following:

•	Because of the increasingly competitive global environment in the glass fiber materials market, prices have decreased slightly while volume has remained relatively flat.

•	Continued increases in costs of energy-related commodities and services, partially offset by productivity gains, adversely impacted this segment and created margin compression.

•	The ratio of metals comprising an alloy used in certain production tooling is being changed to take advantage of favorable market conditions. As a result, the Company disposed of a certain amount of one metal and purchased an equal dollar amount of another, which resulted in $8 million of gains in the quarter with no resulting impact to cash. Depending on market conditions, this program may continue throughout the year.

•	In the first quarter of 2006 we stopped incurring losses related to the 2005 flood of our manufacturing facility in Taloja, India. However, we are expanding the capacity of the facility and as a result it continues to be shut down. We estimate that comparable results were negatively impacted by approximately $6 million as a result of this facility shutdown during the first quarter of 2006.

Liquidity

Due to the seasonality of our business, we typically invest cash in working capital during the first quarter; receivables from customers increase due to higher sales and we build inventories to serve customer demand in future quarters. Cash flow used for operations was $147 million, while our cash used for operations combined with capital spending for plant and equipment was $209 million. We ended the quarter with a cash balance of $1.360 billion.

Safety

We have made safety a top priority. We measure our progress on safety based on two measures, the Recordable Incidence Rate as defined by OSHA (“RIR”) and the Combined Occupational Disability Index (“CODI”). CODI is a subset of RIR and includes the more severe incidents that involve lost or restricted time. The table below provides our performance for the first quarter of 2006 and the years ending 2005 and 2004. The numbers shown reflect information available as of March 31, 2006, and are based on the Company’s active work sites for 2006; such numbers are subject to change based upon receipt of additional information or change in the Company’s active work sites.

	Three Months Ended March 31,	Year Ended
	2006	2005
RIR	1.56	2.01
Percent improvement	22%
CODI rate	1.02	1.23
Percent improvement	17%

Our goal for the remainder of 2006 and beyond continues to be the elimination of all injuries.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Outlook

Our building materials markets remained strong through the first quarter of 2006. Sales in some of our markets are constrained due to currently available production capacity. Recent increases in United States housing inventory and interest rates are expected to exert pressure on demand, which could impact prices for certain products.

Offsetting the potential softening of demand, we believe that the Energy Policy Act of 2005 may serve to stimulate demand for our products in the United States due to the potential tax credits offered to homebuilders for the construction of more energy efficient homes, and to home-owners for certain energy efficient home improvements.

Global demand for energy related commodities and services has caused us to continue to experience cost inflation. We anticipate such inflation may not be recovered completely through price increases and will require us to achieve additional productivity gains in order to avoid margin compression. We will continue to focus on managing our capacity, introducing product offerings, maintaining cost control, and eliminating inefficiencies in our business and manufacturing processes to offset the effects of any softening in demand and to achieve planned results. If we cannot achieve targeted productivity gains, our margins, results of operations, and financial condition could be adversely affected.

On May 1, 2006, the Company completed its previously announced acquisition of Asahi Glass Co. Ltd.’s composite manufacturing facility located near Tokyo, Japan. The purchase price was approximately $8 million, subject to adjustment up to an additional $5 million, to be paid out in the future, if certain income thresholds are met.

We believe this acquisition will support the growth of customers in the automotive, consumer and electrical, building and construction, and infrastructure markets and will position us to capitalize on emerging opportunities within the Asia Pacific region.

RESULTS OF OPERATIONS

Sales and Profitability for the Quarter Ended March 31, 2006 and 2005

NET SALES

Net sales for the quarter ended March 31, 2006 were $1.601 billion, a 14.2% increase from the 2005 level of $1.402 billion. This increase was primarily the result of favorable pricing actions and higher volumes in our Building Materials Systems segment. The increased volumes are a result of continued strength in the United States housing and remodeling markets.

Sales outside the United States represented 16% of total sales for the quarter ended March 31, 2006, compared to 17% during the same time period in 2005.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PROFITABILITY

	Quarter ended March 31,
	2006	2005
	(dollars in millions)
Sales	$1,601	$1,402
Gross margin	$269	$235
As a percent of Sales	16.8%	16.8%
Marketing and administrative	$131	$124
As a percent of Sales	8.2%	8.8%
Provision (credit) for asbestos litigation claims (recoveries)	$(3)	$4,342
Income (loss) from operations	$115	$(4,281)
Interest expense, net	$65	$1
Income tax benefit	$(10)	$(48)
Net income (loss)	$63	$(4,237)

GROSS MARGIN

In the first quarter of 2006, gross margin as a percent of sales remained relatively flat as compared to the first quarter of 2005. Strong demand in the markets in which our Building Materials segment operates enabled us to improve our margin through increased pricing for some of our products and realization of some operating efficiencies. However, these price increases and efficiency improvements were substantially offset by higher costs associated with energy related commodities (particularly oil, natural gas, and resin), transportation, and the impact of the Taloja, India facility shutdown during expansion.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses as a percent of sales declined to 8.2% for the first quarter of 2006, compared to 8.8% for the first quarter of 2005, due to our ability to distribute costs over a larger sales base.

PROVISION FOR ASBESTOS LITIGATION CLAIMS

During the first quarter of 2005, the District Court provided an estimate of $7 billion for Owens Corning’s contingent personal injury asbestos liability. While uncertainty remains concerning the amount of such liability, as a result of this ruling, the Company determined that this estimate was a more likely outcome than any other in the range of possible outcomes and recorded an additional provision for asbestos litigation claims for Owens Corning of $3.435 billion, bringing the total reserve recorded for Owens Corning to $7 billion. The Company also re-evaluated its reserve for Fibreboard’s asbestos claims. Although the Court did not provide an estimate for Fibreboard’s liability, management evaluated the Court’s process for determining Owens Corning’s liability and determined that the range of possible outcomes had narrowed. Consequently, the Company determined that an additional $907 million liability should be recorded for Fibreboard, bringing the total reserve recorded for Fibreboard to $3.216 billion. The total provision recorded for asbestos litigation claims during the first quarter of 2005 was $4.342 billion. See Note 9 to the Consolidated Financial Statements for further information concerning the provision for asbestos litigation claims.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME FROM OPERATIONS

The increase in income from operations in 2006 was primarily due to the $4.342 billion provision for asbestos litigation claims recorded in 2005, and a decrease of $26 million in Chapter 11 related reorganization items due to higher investment returns on the Fiberboard Trust assets and cash and cash equivalents during 2006. Income was also positively impacted by strong sales and our ability to achieve some operating efficiencies derived from the strong demand in our largest markets. Additionally, our Composites Solution segment also recognized approximately $8 million in gains in the United States related to the disposition of certain assets. Offsetting these gains were $9 million in losses related to a mark to market adjustment on energy related derivative instruments in the first quarter of 2006.

INTEREST EXPENSE

The 2006 results include expenses of $66 million with respect to the Pre-Petition Credit Facility for the quarter ended March 31, 2006 relating to post-petition interest and certain other fees. Of these expenses, (a) $12 million were recorded as an additional adjustment for the period ended December 31, 2005, and (b) the remaining $54 million were recorded for the period ended March 31, 2006, in light of the terms of the Company’s revised Plan, and Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain Debtor and non-Debtor subsidiaries.

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Filing, contractual interest expense on pre-petition debt of the Debtors other than the Pre-Petition Credit Facility has not been accrued or recorded since the Petition Date. From the Petition Date through March 31, 2006, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $564 million, of which $26 million relate to the first quarter of 2006 and $26 million relate to the first quarter of 2005.

INCOME TAX EXPENSES

On an on-going basis, the Company records valuation allowances related to realization of certain tax assets, including deferred tax assets related to asbestos-related liabilities. In light of the Company’s financial position and Chapter 11 proceedings, including the current plan of reorganization, the Company decreased its valuation allowance for tax assets related to asbestos-related liabilities by $40 million during the first quarter of 2006, resulting in a $40 million tax benefit in the quarter.

During the first quarter of 2005, management evaluated the realization of the $1.720 billion deferred tax assets resulting from the aggregate $4.342 billion asbestos related charge in light of the Company’s financial position and the Chapter 11 proceedings. As a result of such assessment, management increased its valuation allowance related to charges for asbestos-related liabilities by $1.645 billion, resulting in a $75 million net tax benefit in the first quarter of 2005.

NET INCOME

For the quarter ended March 31, 2006, Owens Corning reported net income of $63 million, or $1.05 per share, compared to a net loss of $4.237 billion, or ($76.59) per share, for the first quarter of the prior year. The increase in 2006 primarily reflected the $4.342 billion provision for asbestos litigation claims in 2005 and the other items mentioned above.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company estimates it has incurred, and expects to recover, approximately $25 million to $35 million of property damage costs and business interruption losses in 2005 and 2006 associated with the Taloja flood. However, should the expected recoveries not be received, the unrecovered costs and losses could have a material adverse impact on the Composite Solutions business. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Due to the seasonality of our business and the timing of certain expenses, our operations generally utilize cash during the first quarter of the year. The first quarter of 2006 was no different as we ended with a cash balance of $1.360 billion, a decrease of $199 million from December 31, 2005. The following table provides information regarding our liquidity:

	Quarter Ended March 31,
	2006	2005
	(dollars in millions)
Cash balance	$1,360	$930
Cash used for operations	$(147)	$(132)
Cash used for investing activities	$(53)	$(47)
Unused committed credit lines	$79	$103

Cash flow used for operations was $147 million for the quarter ended March 31, 2006, compared to $132 million for the first quarter of 2005. Net working capital and the current ratio at March 31, 2006 were $938 million and 1.54, respectively, compared to $1,250 million and 2.42 as of March 31, 2005. The decrease in net working capital and the current ratio year-over-year is primarily related to the accrual of post-petition interest on the Pre-Petition Credit Facility, more fully described below under “Voluntary Petition for Relief Under Chapter 11”.

Investing activities consumed $53 million in cash during the first quarter of 2006, compared to $47 million during the same period in 2005. Under expected market conditions, we anticipate spending approximately $300 million in capital investments in the last three quarters of 2006, substantially all of which is uncommitted as of March 31, 2006. We expect these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities during the first quarter of 2006 resulted in no use of cash, compared to a use of cash of $12 million for the same period in 2005. The use of cash in 2005 primarily related to payments of outstanding debt in India.

At March 31, 2006 and December 31, 2005, we had $2.952 billion of debt subject to compromise and $55 million of other debt.

The Company has several defined benefit pension plans. The Company expects to make contributions to its United States pension plans in the range of $40 million to $60 million in 2006. Contributions will be made from the Company’s current cash balance and cash generated from operations. The Company’s pension related assets decreased to $455 million at March 31, 2006, from $484 million at March 31, 2005,

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

primarily due to additional service costs, interest cost accrued and amortization of prior actuarial losses, partially offset by contributions to the pension plans and return on plan assets. The Company’s recorded long-term pension plan liability decreased to $684 million at March 31, 2006, from $732 million at March 31, 2005. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. In September 2004, the credit facility was renewed for an additional 2 years. There were no borrowings outstanding under the DIP Financing at March 31, 2006; however, approximately $171 million of the availability under this facility was utilized as the result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and pursuant to a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to affiliates.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements in the ordinary course of business, such as securitization of accounts receivable and guarantees with respect to unconsolidated affiliates and other entities. There have been no significant changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2006.

Other than those effects inherent to the types of arrangements described, the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. During the first quarter of 2006, there were no material changes to such contractual obligations outside the ordinary course of the Company’s business.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CASH FLOW HEDGES

To mitigate some of the near term volatility in our operating results, we partially hedge our exposures to the cost of energy and some energy related commodities. As a result of the decrease in natural gas prices during the first quarter of 2006, the fair value of our U.S. natural gas hedge portfolio decreased by approximately $22 million. This decrease relates to hedge contracts executed prior to 2006 that were outstanding as of the end of the first quarter.

ADOPTION OF NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement became effective for the Company as of January 1, 2006. The effect of adoption of this standard was not material.

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At March 31, 2006, a total of 61 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2006, the Company’s reserve for such liabilities was $13 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA, including liabilities associated with some of the PRP designations noted above. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

The 1990 Clean Air Act Amendments (the “Act”) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for amino/phenolic resin manufacturing in January 2000, for wet formed fiberglass mat production in April 2002, and for reinforced plastic composites production and asphalt roofing and processing in April 2003. The Company anticipates that other relevant sources to be regulated in the near future include large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

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

The referenced Chapter 11 cases do not include any other United States or foreign subsidiaries of Owens Corning (collectively, the “Non-Debtor Subsidiaries”). As described more fully below under the heading “The Plan of Reorganization”, it is possible that certain of such Non-Debtor Subsidiaries, namely IPM Inc., Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., that issued guarantees with respect to Owens Corning’s primary pre-petition bank credit facility (the “Pre-Petition Credit Facility”), may initiate Chapter 11 proceedings in order to be covered by the terms of the Plan (as defined below) in order to resolve such entities’ potential liability under such guarantees. The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

On December 31, 2005, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed fifth amended joint plan of reorganization in the USBC along with a related disclosure statement and, on March 29, 2006, filed certain proposed modifications of such plan and such disclosure statement (as so amended through such modified fifth amendment and such modified disclosure statement, such documents are referred to herein as the “Plan” and the “Disclosure Statement”, respectively). The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. Certain other members of the major non-asbestos creditor groups have indicated that they may oppose the Plan. There can be no assurance that the Plan or any other plan supported by Owens Corning and less than all of the major creditor groups will be ultimately confirmed by the Bankruptcy Court and consummated. The Debtors have the exclusive right to file and solicit acceptances to a plan of reorganization through July 31, 2006. In addition, Owens Corning is unable to predict what impact the disposition of any of the litigation and other matters described below will have on the timing of the confirmation of the Plan (or any other plan of reorganization) or its effect, if any, on the terms thereof. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court.

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

As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order, Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, and the terms of the proposed fifth amended joint plan of reorganization as filed in the USBC on December 31, 2005, Owens Corning previously has recorded expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through December 31, 2005 in the amount of $735 million relating to post-petition interest and certain other post-petition fees. With respect to post-petition interest, such expenses reflected the application of the Base Rate plus 2% (as described below) applied on a compounding basis (compounded quarterly); with respect to post-petition fees, such expenses reflected no compounding. The Plan (as modified on March 29, 2006) provides that, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit Facility will be paid an amount in cash equal to the sum of (i) the amount of interest accrued through the date of delivery of the initial distribution under the Plan to holders of claims under the Pre-Petition Credit Facility (the “Initial Bank Holders’ Distribution”) on the amounts outstanding under the Pre-Petition Credit Facility as of the Petition Date, at the Base Rate plus 2% (as defined below) on a compounding basis (compounded quarterly), and (ii) the amount of any accrued and unpaid post-petition fees payable under the Pre-Petition Credit Facility through the date of delivery of the Initial Bank Holders’ Distribution, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus accrued interest thereon pursuant to the Pre-Petition Credit Facility calculated on a compounding basis (compounded quarterly). In light of such terms of the Plan, Owens Corning (i) has recorded, for the period ended March 31, 2006, additional expenses of $12 million for the period from the Petition Date through December 31, 2005, and (ii) has recorded, for the quarter ended March 31, 2006, additional expenses of $54 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Interim Unimpairment Order (as defined below). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued an interim order (the “Interim Unimpairment Order”) providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan as modified, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. The Interim Unimpairment Order provides that it will

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

become a final order unless an objection is timely filed with the USBC, in which event a hearing to consider approval of the order on a final basis will be held on May 10, 2006.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing on the appeals has been completed under the schedule established by the Third Circuit. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 14, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The proposed legislation has since been removed from the floor and recommitted to the Senate Judiciary Committee.

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

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Further proceedings on this matter had been voluntarily continued by the movants on a monthly basis. On March 23, 2006, the Official Committee of Unsecured Creditors authorized the withdrawal of the motion.

On or about May 24, 2004, Credit Suisse First Boston, Kensington International Limited, Springfield Associates LLC and Angelo Gordon filed a motion in the USBC requesting the appointment of a Chapter 11 examiner to examine (i) allegations of improper conduct by management of the Debtors, (ii) alleged breaches of fiduciary duty by management of the Debtors resulting from the influence of the Legal Representative for the class of future asbestos claimants and the Official Committee of Asbestos Claimants on the process of developing a plan and the tort estimation process, (iii) alleged connections between the asbestos plaintiffs’ interests, a Court appointed mediator, and the Debtors’ asbestos liability estimation firm, and (iv) other alleged improper conduct. Owens Corning, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants have each filed responsive pleadings to the motion. The USBC has continued further proceedings on the motion pending issuance of a final order on the motion (described in the preceding paragraph) requesting appointment of a Chapter 11 trustee. The Debtors believe that the motion requesting appointment of an examiner is without merit and intend to continue to vigorously oppose it in appropriate proceedings.

The Plan of Reorganization

As described above, on March 29, 2006, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed the Plan and the related Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s reversal of the Substantive Consolidation Order described above, the current Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and interests in each of the Debtors. In addition, as part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it. The USBC has set July 10, 17 and 18, 2006 as hearing dates on the confirmation of the Plan. At this time, Owens Corning is unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

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

As described in greater detail in the Plan and Disclosure Statement, if the holders of debt under the Pre-Petition Credit Facility are deemed unimpaired, or are deemed to be impaired and the class of such holders accepts the Plan, (and the Plan is confirmed and becomes effective) then the holders of debt under the Pre-Petition Credit Facility will be paid cash in an aggregate amount equal to the amount of their allowed claims plus post-petition interest on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus interest thereon calculated on a compounding basis (compounded quarterly) under the Pre-Petition Credit Facility. If the holders of debt under the Pre-Petition Credit Facility are deemed to be impaired and the class of such holders rejects the Plan, then the holders of debt under the Pre-Petition Credit Facility will be paid cash and cash pay notes in an amount to be determined by the Bankruptcy Court. As previously disclosed, as of March 31, 2006, Owens Corning has recorded expenses of $801 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus interest thereon calculated on a compounding basis (compounded quarterly). However, this estimate is based on numerous factual and legal uncertainties, including the interpretation of contractual provisions concerning such interest and other fees, and Owens Corning reserves the right to object, if and as appropriate in its judgment, to the ultimate entitlements to such interest and other fees and to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Interim Unimpairment Order. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued the Interim Unimpairment Order providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan as modified, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. The Interim Unimpairment Order provides that it will become a final order unless an objection is timely filed with the USBC, in which event a hearing to consider approval of the order on a final basis will be held on May 10, 2006.

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

Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Briefing on the appeals has been completed under the schedule established by the Third Circuit.

Under the Plan, a trust, which is intended to qualify under section 524(g) of the Bankruptcy Code (the “524(g) Trust”), will be created from which asbestos claimants will be paid. The Plan provides that a majority of the newly issued common stock of reorganized Owens Corning, as well as cash, the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements) and specified other assets, will fund the 524(g) Trust. The 524(g) Trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liability of Owens Corning, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the Fibreboard Settlement Trust and certain other specified assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims which will be subject to the 524(g) Trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

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

Although they have not filed Chapter 11 Cases at the present time, Owens Corning reserves the right to initiate Chapter 11 proceedings on behalf of three subsidiaries, IPM Inc., Vytec Corporation and Owens-Corning Fiberglas Sweden Inc., that issued guarantees with respect to the Pre-Petition Credit Facility, in the event Owens Corning deems it necessary to do so in order for such subsidiaries to be covered by the terms of the Plan in order to resolve such entities’ potential liability under such guarantees. The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

In its review of the filed claims, Owens Corning identified approximately 15,600 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of March 31, 2006, approximately 12,800 of the Objectionable Claims, totaling approximately $5.9 billion, had either been withdrawn by the claimants or

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,400 claims, totaling approximately $8.0 billion. As of March 31, 2006, approximately 1,600 of these claims, totaling approximately $0.5 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 4,800 claims, totaling approximately $5.2 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $534 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements); environmental claims totaling approximately $109 million; and claims for contract rejections, totaling approximately $95 million, of which approximately $28 million are protective claims covering contracts which have not been rejected by the Debtors as of March 31, 2006.

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

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing on the appeals has been completed under the schedule established by the Third Circuit. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the Company’s 2005 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1. LEGAL PROCEEDINGS (continued)

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

On December 31, 2005, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed fifth amended joint plan of reorganization in the USBC along with a related disclosure statement and, on March 29, 2006, filed certain proposed modifications of such plan and such disclosure statement (as so amended through such modified fifth amendment and such modified disclosure statement, such documents are referred to herein as the “Plan” and the “Disclosure Statement”, respectively). The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. Certain other members of the major non-asbestos creditor groups have indicated that they may oppose the Plan. There can be no assurance that the Plan or any other plan supported by Owens Corning and less than all of the major creditor groups will be ultimately confirmed by the Bankruptcy Court and consummated. The Debtors have the exclusive right to file and solicit acceptances to a plan of reorganization through July 31, 2006. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court.

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

ITEM 1. LEGAL PROCEEDINGS (continued)

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor subsidiaries), the USBC issued an interim order (the “Interim Unimpairment Order”) providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan as modified, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. The Interim Unimpairment Order provides that it will become a final order unless an objection is timely filed with the USBC, in which event a hearing to consider approval of the order on a final basis will be held on May 10, 2006.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Briefing on the appeals has been completed under the schedule established by the Third Circuit. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005.

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

Under the Plan, a trust, which is intended to qualify under section 524(g) of the Bankruptcy Code (the “524(g) Trust”), will be created from which asbestos claimants will be paid. The Plan provides that a majority of the newly issued common stock of reorganized Owens Corning, as well as cash, the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements) and specified other assets, will fund the 524(g) Trust. The 524(g) Trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liability of Owens Corning, Fibreboard

ITEM 1. LEGAL PROCEEDINGS (continued)

and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the Fibreboard Settlement Trust and certain other specified assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims which will be subject to the 524(g) Trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled, and that current shareholders will receive no distribution or other consideration in exchange for their shares.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Further proceedings on this matter had been voluntarily continued by the movants on a monthly basis. On March 23, 2006, the Official Committee of Unsecured Creditors authorized the withdrawal of the motion.

On or about May 24, 2004, Credit Suisse First Boston, Kensington International Limited, Springfield Associates LLC and Angelo Gordon filed a motion in the USBC requesting the appointment of a Chapter 11 examiner to examine (i) allegations of improper conduct by management of the Debtors, (ii) alleged breaches of fiduciary duty by management of the Debtors resulting from the influence of the Legal Representative for the class of future asbestos claimants and the Official Committee of Asbestos Claimants on the process of developing a plan and the tort estimation process, (iii) alleged connections between the asbestos plaintiffs’ interests, a Court appointed mediator, and the Debtors’ asbestos liability estimation firm, and (iv) other alleged improper conduct. Owens Corning, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants have each filed responsive pleadings to the motion. The USBC has continued further proceedings on the motion pending issuance of a final order on the motion (described in the preceding paragraph) requesting appointment of a Chapter 11 trustee. The Debtors believe that the motion requesting appointment of an examiner is without merit and intend to continue to vigorously oppose it in appropriate proceedings.

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

ITEM 1. LEGAL PROCEEDINGS (continued)

On or about December 20, 2005, an ad hoc committee of preferred and equity security holders filed a motion in the USBC seeking (i) confirmation that Owens Corning shareholders are entitled to prosecute an action in the Delaware Chancery Court to compel a shareholders meeting, or (ii) in the alternative, relief from the automatic stay to prosecute such action. Owens Corning objected to the motion, and the Legal Representative for the class of future asbestos claimants joined in such objection. At a hearing on January 30, 2006, the USBC refused to grant the relief requested in the motion and continued the motion indefinitely, pending further developments with respect to the FAIR Act. The USBC has reconfirmed its continuance at certain subsequent hearings for reasons stated on the record. On February 28, 2006, the ad hoc committee of preferred equity security holders filed a petition for relief in the nature of mandamus in the District Court. On March 23, 2006, the District Court denied the petition. On April 24, 2006, the ad hoc committee filed notice of appeal of the District Court’s decision to the Third Circuit.

Environmental Proceedings Involving Potential Monetary Sanctions

Securities and Exchange Commission rules require us to describe certain governmental proceedings arising under federal, state or local environmental provisions unless we conclude that the proceeding will result in monetary sanctions of less than $100,000. The following proceeding is reported in response to this requirement. Based on the information presently available to us, however, we believe that the costs which may be associated with this matter will not have a materially adverse effect on Owens Corning’s financial position or results of operations.

In March 2006, it came to Owens Corning’s attention that its roofing and asphalt manufacturing plant in Irving, Texas had failed to timely renew its air discharge permit as required by the administrative rules of the Texas Commission of Environmental Quality (TCEQ). The Company immediately disclosed this discovery to the TCEQ and began the permit renewal process. In a letter dated April 11, 2006, the Company was informed by the TCEQ that the TCEQ was initiating an enforcement action against the Company for the failure to timely renew the permit. No potential or proposed penalty amount was included in the enforcement notice.

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

ITEM 1. LEGAL PROCEEDINGS (continued)

Under the Final Equity Order, prior to any proposed acquisition of equity securities that would result in an increase in the amount of Owens Corning equity securities owned by a Substantial Equityholder, or that would result in a person or entity becoming a Substantial Equityholder, such person, entity or Substantial Equityholder is required to file with the USBC, and serve on the Debtors and the Debtors’ counsel, a Notice of Intent to Purchase, Acquire or Otherwise Accumulate an Equity Security. In addition, prior to effecting any disposition of Owens Corning equity securities that would result in a decrease in the amount of Owens Corning equity securities beneficially owned by a Substantial Equityholder, such Substantial Equityholder is required to file with the USBC, and serve on the Debtors and the Debtors’ counsel, a Notice of Intent to Sell, Trade or Otherwise Transfer Equity Securities.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s 2005 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares (or Units) Purchased**	Average Price Paid per Share (or Unit)**	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2006	—	$—	—	$—
February 1-28, 2006	4,316	4.56	—	—
March 1-31, 2006	—	—	—	—

Total	4,316	$4.56	—	$—

*	During the quarter ended March 31, 2006, Owens Corning did not have a publicly announced program for repurchase of shares of its common stock and did not repurchase any of its common stock in open-market transactions outside of such a program.

**	This column reflects the surrender to Owens Corning of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees prior to the Petition Date.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and pursuant to a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. See Note 1 to the Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1 to the Consolidated Financial Statements. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.5 billion of other outstanding debt. As required by Statement of Position (SOP) 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. As described in Note 1, the Consolidated Financial Statements reflect expenses with respect to the Pre-Petition Credit Facility in the amount of $801 million relating to post-petition interest and certain other post-petition fees for the period from the Petition Date through March 31, 2006. Since the Company is in default on the debt underlying these amounts, the accrual is recorded as a current liability on the Consolidated Financial Statements. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $7 million, as current on the Consolidated Balance Sheet as of March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended March 31, 2006.

ITEM 5. OTHER INFORMATION

No information is reported under this Item.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: May 2, 2006	By:	/s/ Michael H. Thaman
Michael H. Thaman
Chairman of the Board and
Chief Financial Officer
(as duly authorized officer)

Date: May 2, 2006	By:	/s/ Ronald Ranallo
Ronald Ranallo
Vice President and Corporate
Controller

EXHIBIT INDEX

Exhibit Number	Document Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Revised Fifth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on March 29, 2006 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed March 31, 2006).

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

Revised Fifth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession, filed in the United States Bankruptcy Court for the District of Delaware on March 29, 2006 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed March 31, 2006).

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

The following documents are incorporated herein by reference to Exhibit (10) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005:

- Amended and restated Key Management Severance Agreement with David T. Brown.

- Amended and restated Key Management Severance Agreement with Michael H. Thaman.

- Owens Corning Key Employee Retention Plan (2006)

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