Form 10-Q
period 2006-06-30
OWENS CORNING
filed 2006-08-04
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 2, 2006, 55,340,432 shares of registrant’s common stock, par value $0.10 per share, were outstanding.

(i)

PART I

ITEM 1.    FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions, except per share data)
NET SALES	$1,722	$1,590	$3,323	$2,992
COST OF SALES	1,426	1,278	2,758	2,445

Gross margin	296	312	565	547

OPERATING EXPENSES
Marketing and administrative expenses	140	141	271	265
Science and technology expenses	15	15	31	28
Chapter 11 related reorganization items	17	(4)	27	32
Provision (recoveries) for asbestos litigation claims – Owens Corning	—	—	(3)	3,435
Provision for asbestos litigation claims – Fibreboard	—	—	—	907
Gain on sales of fixed assets and other	(44)	(9)	(44)	(8)

Total operating expenses	128	143	282	4,659

INCOME (LOSS) FROM OPERATIONS	168	169	283	(4,112)

Interest expense, net	86	—	151	1

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	82	169	132	(4,113)
Income tax (benefit) expense	(169)	99	(179)	51

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	251	70	311	(4,164)
Minority interest and equity in net earnings of affiliates	—	(3)	3	(6)

NET INCOME (LOSS)	$251	$67	$314	$(4,170)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$4.54	$1.22	$5.67	$(75.38)

Diluted net income (loss) per share	$4.19	$1.13	$5.24	$(75.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.3	55.3	55.3
Diluted	59.9	59.9	59.9	55.3

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in millions)
ASSETS

CURRENT
Cash and cash equivalents	$1,493	$1,559
Receivables, less allowances of $19 million in 2006 and $18 million in 2005	826	608
Inventories	528	477
Other current assets	48	61

Total current	2,895	2,705

OTHER
Restricted cash - asbestos and insurance related	204	189
Restricted cash, securities, and other – Fibreboard	1,441	1,433
Deferred income taxes	1,653	1,432
Pension-related assets	441	471
Goodwill	215	215
Investment in affiliates	79	77
Other noncurrent assets	209	201

Total other	4,242	4,018

PLANT AND EQUIPMENT, at cost
Land	86	85
Buildings and leasehold improvements	813	796
Machinery and equipment	3,394	3,346
Construction in progress	203	177

	4,496	4,404
Accumulated depreciation	(2,414)	(2,392)

Net plant and equipment	2,082	2,012

TOTAL ASSETS	$9,219	$8,735

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in millions)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$1,008	$1,032
Accrued post-petition interest/fees	890	735
Short-term debt	8	6
Long-term debt – current portion	13	13

Total current	1,919	1,786

LONG-TERM DEBT	42	36

OTHER
Pension plan liability	702	684
Other employee benefits liability	405	410
Other	215	199

Total other	1,322	1,293

LIABILITIES SUBJECT TO COMPROMISE	13,515	13,520

COMPANY OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES – SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

MINORITY INTEREST	48	47

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value 8.0 million shares authorized; none issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.10 per share 100.0 million shares authorized; 55.3 million issued and outstanding at June 30, 2006 and December 31, 2005	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,232)	(8,546)
Accumulated other comprehensive loss	(292)	(297)
Other	(1)	(2)

Total stockholders’ deficit	(7,827)	(8,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,219	$8,735

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in millions)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$314	$(4,170)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Provision for asbestos litigation claims	—	4,342
Depreciation and amortization	124	121
Gain on sale of fixed assets	(35)	(1)
Impairment of fixed assets	2	5
Change in deferred income taxes	(204)	18
Provision for pension and other employee benefits	48	58
Provision for post-petition interest/fees on pre-petition obligations	155	—
Increase in receivables	(162)	(186)
Increase in inventories	(31)	(100)
Decrease in accounts payable and accrued liabilities	(95)	(3)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	17	1
Pension fund contribution	(5)	(6)
Payments for other employee benefits	(14)	(15)
Increase in restricted cash – asbestos and insurance related	(15)	—
Increase in restricted cash, securities, and other – Fibreboard	(9)	(8)
Other	(11)	(2)

Net cash provided by operating activities	79	54

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(189)	(114)
Investment in subsidiaries, net of cash acquired	(13)	(2)
Proceeds from the sale of assets or affiliate	44	1

Net cash used for investing activities	(158)	(115)

NET CASH FLOW FROM FINANCING
Proceeds from issuing long-term debt	10	7
Payments on long-term debt	(4)	(13)
Net increase (decrease) in short-term debt	2	(2)
Net decrease in liabilities subject to compromise	—	(3)
Other	—	2

Net cash provided by (used for) financing activities	8	(9)

Effect of exchange rate changes on cash	5	(7)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66)	(77)

Cash and cash equivalents at beginning of period	1,559	1,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,493	$1,048

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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under the Plan (as defined below) or some other Chapter 11 plan of reorganization to be voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, a proposed fourth amended joint plan of reorganization (the “Fourth Amended Plan”) in the USBC on October 24, 2003, a proposed fifth amended joint plan of reorganization in the USBC on December 31, 2005, and certain proposed modifications to such proposed fifth amended plan in the USBC on March 29, 2006 (as so amended, the “Fifth Amended Plan”).

As described in further detail below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on June 5, 2006 a proposed sixth amended joint plan of reorganization in the USBC along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended through such modified sixth amended joint plan and such modified disclosure statement, such documents are referred to herein as the “Plan” and the “Disclosure Statement”, respectively). As further discussed below, the Plan is consistent with the terms of the Settlement Term Sheet dated as of May 8, 2006 (as defined below) agreed to by and among the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, the official representatives of bondholders and trade creditors, the ad hoc bondholders’ committee, and the ad hoc equity holders’ committee. The Plan was also supported by the steering committee of holders of obligations under the Pre-Petition Credit Facility pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

On July 10, 2006, the USBC held a hearing on, and on July 11, 2006 the USBC entered an order approving, the Disclosure Statement for use in soliciting votes on the Plan. In the order approving the Disclosure Statement, the USBC scheduled the hearing on the confirmation of the Plan to commence on September 18, 2006. The Debtors have the exclusive right to file and solicit acceptances of a plan of reorganization through October 31, 2006. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court. There can be no assurance that the Plan or any other plan supported by Owens Corning and less than all of the major creditor groups will be ultimately confirmed by the Bankruptcy Court and consummated.

The Plan has been significantly amended from the Fourth Amended Plan. In particular, the Plan is not premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation (the “Substantive Consolidation Order”). In the Substantive Consolidation Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Substantive Consolidation Order with the Third Circuit. On August 15, 2005, the Third Circuit reversed the Substantive Consolidation Order. The Legal Representative for the class of future asbestos personal injury claimants and certain designated members of the Official Committee of Unsecured Creditors subsequently filed petitions for rehearing en banc of the Third Circuit’s decision. Those petitions for rehearing were denied by the Third Circuit on September 28, 2005. The Legal Representative for the class of future asbestos personal injury claimants and certain bondholders subsequently filed petitions for certiorari with the United States Supreme Court with respect to the Third Circuit’s decision on the Substantive Consolidation Order. These petitions for writ of certiorari were denied by the Supreme Court on May 1, 2006.

As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order on August 15, 2005, Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, and consistent with the terms of the Fifth Amended Plan, Owens Corning previously (beginning with the period ending September 30, 2005) has recorded expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through March 31, 2006 in the amount of $801 million relating to post-petition interest and certain other post-petition fees. The Plan provides that the holders of debt under the Pre-Petition Credit Facility are deemed to be unimpaired and shall be paid an amount in cash equal to the amount of their allocated claims plus the sum of (i) the amount of interest accrued through the date of delivery of the initial distribution under the Plan to holders of claims under the Pre-Petition Credit Facility (the “Initial Bank Holders’ Distribution”) on the amounts outstanding under the Pre-Petition Credit Facility as of the Petition Date, at the Base Rate plus 2% (as defined below) on a compounding basis (compounded quarterly), and (ii) the amount of any accrued and unpaid post-petition fees payable under the Pre-Petition Credit Facility through the date of delivery of the Initial Bank Holders’ Distribution, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus accrued interest thereon pursuant to the Pre-Petition Credit Facility calculated on a compounding basis (compounded quarterly). In light of such terms of the Plan, Owens Corning has recorded, for the quarter ended June 30, 2006, additional expenses of $59 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). However, Owens Corning reserves its rights with respect to the amount of such interest and other fees in the Chapter 11 Cases (or other

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

proceedings), subject to the terms and conditions of the Final Bank Unimpairment Order (as defined below). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued an interim order providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. Following a hearing on May 10, 2006, the USBC entered a final bank unimpairment order (the “Final Bank Unimpairment Order”).

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning has recorded, for the period ended June 30, 2006, additional expenses of (i) $28 million for the period from the Petition Date through March 31, 2006, and (ii) $2 million for the quarter ended June 30, 2006, in each case reflecting post-petition interest with respect to such unsecured trade claims. However, this estimate is based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims against Debtors other than Owens Corning, Owens Corning expects to continue to accrue interest on such unsecured trade claims in future periods, to the extent required under applicable law.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation.

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

Related Developments

PROPOSED ASBESTOS LEGISLATION

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (as subsequently amended or modified, the “FAIR Act”).

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 14, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The proposed legislation has since been removed from the floor and recommitted to the Senate Judiciary Committee. On or about May 26, 2006, Senators Specter and Leahy introduced an amended version of the FAIR Act, entitled the Fairness in Asbestos Resolution Act of 2006, to incorporate certain amendments which had been offered with respect to the prior version of the bill.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements. In light of these uncertainties, and as further detailed below, the Plan provides for certain contingent payments to be made to the 524(g) Trust (defined below) depending on, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress.

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Subsequently, further proceedings on this matter were voluntarily continued by the movants on a monthly basis. On March 23, 2006, the Official Committee of Unsecured Creditors authorized the withdrawal of the motion.

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

The Plan of Reorganization

On or about May 10, 2006, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, the official representatives of bondholders and trade creditors, the ad hoc bondholders’ committee and the ad hoc equity holders’ committee executed a settlement term sheet, dated as of May 8, 2006, outlining the principal terms of a plan of reorganization to be proposed by Owens Corning, including the treatment to be provided to the various classes of creditors (the “Settlement Term Sheet”), which terms are now incorporated in the Plan and described in the Disclosure Statement. Additionally, on or about May 10, 2006, Owens Corning, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and certain holders of pre-petition bonds issued by Owens Corning entered into a plan support agreement (the “Plan Support Agreement”) in connection with a plan incorporating the terms set forth in the Settlement Term Sheet. The Plan Support Agreement generally provides that the holders of pre-petition bonds issued by Owens Corning that are party to the Plan Support Agreement have agreed to accept the treatment provided for their claims in the Settlement Term Sheet and, subject to the terms of the Plan Support Agreement and the Bankruptcy Code, to support a plan of reorganization consistent with the terms of the Settlement Term Sheet, which obligations shall bind any successors or assigns of such holders. On June 29, 2006, the USBC entered an order authorizing the Debtors and the other parties thereto to enter into and implement the terms of the Plan Support Agreement.

As described above, consistent with the terms of the Settlement Term Sheet, on July 10, 2006, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed the Plan and Disclosure Statement. On July 11, 2006, the USBC entered an order approving the Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s earlier reversal of the Substantive Consolidation Order described above, the current Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

interests in each of the Debtors. In addition, as part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it. The USBC has set September 18, 2006 as the hearing date on the confirmation of the Plan. At this time, Owens Corning is unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

As set forth in the Plan and the Disclosure Statement, the Plan currently provides that all of Owens Corning’s previously issued stock, options and warrants will be cancelled, and up to 131.4 million shares of new common stock of reorganized Owens Corning will be distributed to certain creditors, directors and employees, including 28.2 million shares that will be held in treasury for potential distribution to the 524(g) Trust and 72.9 million shares that are subject to the $2.187 billion rights offering described in the immediately succeeding paragraph. Pursuant to the Plan, the holders of Owens Corning pre-petition bonds and certain other unsecured creditors will receive 27.0 million shares of new common stock, plus cash and the opportunity to participate in the rights offering. The Plan also provides that, subject to certain conditions, holders of Owens Corning’s previously issued stock and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning. With certain exceptions, in the event the FAIR Act is enacted into law on or before the tenth day after the conclusion of the 109th Congress and is not subject to a constitutional challenge to its validity on or before March 31, 2007, such holders will have the right under the Plan to exchange the aforementioned warrants for an amount of new common stock of reorganized Owens Corning. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are primarily asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

Also on May 10, 2006, consistent with the terms of the Settlement Term Sheet and the Plan, Owens Corning and J.P. Morgan Securities Inc. (“J.P. Morgan” or the “Investor”) executed an Equity Commitment Agreement. The Equity Commitment Agreement contemplates a $2.187 billion rights offering, whereby certain holders of eligible Owens Corning bond and other unsecured claims would be offered the opportunity to subscribe for up to their pro rata share of 72.9 million shares of new common stock of Reorganized Owens Corning at a purchase price of $30.00 per share. On June 29, 2006, the Bankruptcy Court entered an order authorizing the Debtors, the Investor, and certain other parties to enter into and implement the terms of the Equity Commitment Agreement and a corresponding Syndication Agreement by and among the Investor and certain bondholders and other backstop parties, which order, pursuant to its terms, became final and binding upon the parties on or about July 10, 2006.

In addition to the foregoing rights offering, the Plan provides, as contemplated by the Settlement Term Sheet, that as a condition to the occurrence of the Plan’s effective date, the Debtors shall have entered into and shall have credit availability under an exit financing facility in an amount sufficient to meet the needs of the reorganized Debtors, as determined by the Debtors, the Official Committee of Asbestos Claimants, and the Legal Representative for the class of future asbestos claimants. In furtherance of this requirement, Owens Corning, Citigroup Global Markets Inc., Bank of America, N.A. and Banc of America Securities LLC entered into a Senior Credit Facilities Commitment Letter on or about June 29, 2006, pursuant to which Citigroup, Bank of America, and Banc of America Securities have committed, subject to the ultimate approval of the USBC, definitive credit documentation and certain other terms and conditions, to provide reorganized Owens Corning (or one or more of its affiliates) with post-emergence financing, consisting of a $1.4 billion term loan facility and a $1.0 billion revolving credit facility (cumulatively, the “Exit Facility”). In addition, Owens Corning entered into an Engagement Letter with Citigroup Global Markets Inc. on or about June 29, 2006 pursuant to which Owens Corning engaged Citigroup to

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

underwrite one or more potential securities offerings within six months after the effective date of the Plan. Pursuant to the Plan, the proceeds of the Exit Facility shall be used to fund, among other things, certain distributions provided under the Plan, provided, however, that as of the effective date, the aggregate amount outstanding under the Exit Facility shall not exceed $1.8 billion. On July 20, 2006, the USBC entered an order authorizing Owens Corning to enter into and implement the terms and conditions of the Senior Credit Facilities Commitment Letter and certain letters and agreements ancillary thereto.

As described in greater detail in the Plan and Disclosure Statement, and consistent with the terms of the Final Bank Unimpairment Order, the holders of debt under the Pre-Petition Credit Facility are deemed to be unimpaired, and the Plan provides that they will be paid cash in an aggregate amount equal to the amount of their allowed claims plus post-petition interest on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus interest thereon calculated on a compounding basis (compounded quarterly) under the Pre-Petition Credit Facility. As previously disclosed, as of June 30, 2006, Owens Corning has recorded expenses of $860 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus interest thereon calculated on a compounding basis (compounded quarterly). However, Owens Corning reserves its rights with respect to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Final Bank Unimpairment Order. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued an interim unimpairment order providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. Following a hearing on May 10, 2006, the Bankruptcy Court entered the Final Bank Unimpairment Order.

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning has recorded, for the period ended June 30, 2006, additional expenses of (i) $28 million for the period from the Petition Date through March 31, 2006, and (ii) $2 million for the quarter ended June 30, 2006, in each case reflecting post-petition interest with respect to such unsecured trade claims. However, this estimate is based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims against Debtors other than Owens Corning, Owens Corning expects to continue to accrue interest on such unsecured trade claims in future periods, to the extent required under applicable law.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

In order to estimate the amount of the current and future asbestos personal injury claims in the Chapter 11 Cases, a six-day claims estimation hearing was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation.

Under the Plan, a trust, which is intended to qualify under section 524(g) of the Bankruptcy Code (the “524(g) Trust”), will be created from which asbestos claimants will be paid. The Plan provides that cash, the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements) and specified other assets, will fund the 524(g) Trust. Additionally, the Plan contemplates that the 524(g) Trust will receive a contingent right to (i) payment by reorganized Owens Corning (or one of its affiliates) of $1.390 billion in cash, plus 7% simple interest from the Plan effective date to the payment date, and (ii) issuance and delivery by reorganized Owens Corning (or one of its affiliates) to the 524(g) Trust of 28.2 million shares of new common stock that, on the Plan effective date, will be reserved and held in treasury for future issuance and potential distribution. Pursuant to the Plan, these contingent rights will be payable and the reserved shares will be distributed to the 524(g) Trust depending upon, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress. With certain exceptions, if the FAIR Act has been enacted into law on or before the tenth day after the conclusion of the 109th Congress and is not subject to a constitutional challenge to its validity on or before March 31, 2007, the contingent right to payment will be cancelled and no reserved shares will be issued or distributed to the 524(g) Trust.

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

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled. Subject to certain conditions, however, current shareholders and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning.

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

Although they have not filed Chapter 11 Cases at the present time, Owens Corning reserves the right to initiate Chapter 11 proceedings on behalf of three subsidiaries, IPM Inc., Vytec Corporation and Owens-Corning Fiberglas Sweden, Inc., that issued guarantees with respect to the Pre-Petition Credit Facility, in the event Owens Corning deems it necessary to do so in order for such subsidiaries to be covered by the terms of the Plan. The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

In its review of the filed claims, Owens Corning identified approximately 15,600 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of June 30, 2006, approximately 13,200 of the Objectionable Claims, totaling approximately $5.9 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,400 claims, totaling approximately $8.0 billion. As of June 30, 2006, approximately 1,700 of these claims, totaling approximately $0.5 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

-	Approximately 2,800 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

-	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

-	Approximately 4,800 claims, totaling approximately $5.2 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $534 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements); environmental claims totaling approximately $111 million; and claims for contract rejections, totaling approximately $95 million, of which approximately $28 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2006.

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

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Certain holders of Owens Corning debt securities filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. On January 20, 2006, the official representatives of the bondholder and trade creditor constituencies of Owens Corning filed a motion for leave to file an amended complaint in intervention in connection with the Pre-Petition Credit Facility Action and to seek authority to prosecute existing claims and commence others on behalf of the Debtors’ estates (the “Derivative Complaint”). Pursuant to the Settlement Term Sheet, the Derivative Complaint and the Pre-Petition Credit Facility Action have been stayed pending Plan confirmation and shall be dismissed with prejudice on the effective date of the Plan.

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

Under the Plan, all avoidance actions shall be dismissed with prejudice on the effective date of the Plan, unless otherwise expressly preserved with the consent of the Debtors, the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Similarly, the Plan contemplates that, upon the Plan effective date, all NSP avoidance actions shall also be released.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Filing, contractual interest expense on pre-petition debt of the Debtors other than the Pre-Petition Credit Facility and certain allowed unsecured trade claims against Debtors other than Owens Corning has not been accrued or recorded since the Petition Date. From the Petition Date through June 30, 2006, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $590 million, of which $26 million relate to the second quarter of 2006, $52 million relate to the first six months of 2006, and $26 million and $52 million, respectively, relate to the second quarter and first six months of 2005. As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order on August 15, 2005, Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, and consistent with the terms of the proposed Plan, Owens Corning previously (beginning with the period ending September 30, 2005) has recorded expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through March 31, 2006 in the amount of $801 million relating to post-petition interest and certain other post-petition fees. Owens Corning notes that the Plan provides that holders of debt under the Pre-Petition Credit Facility are deemed to be unimpaired and shall be paid an amount in cash equal to the amount of their allowed claims plus the sum of (i) the amount of interest accrued through the date of delivery of the Initial Bank Holders’ Distribution on the amounts outstanding under the Pre-Petition Credit Facility as of the Petition Date, at the Base Rate plus 2% (as defined below) on a compounding basis (compounded quarterly), and (ii) the amount of any accrued and unpaid post-petition fees payable under the Pre-Petition Credit Facility through the date of delivery of the Initial Bank Holders’ Distribution, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus accrued interest thereon pursuant to the Pre-Petition Credit Facility calculated on a compounding basis (compounded quarterly). In light of such terms of the Plan, Owens Corning has recorded, for the quarter ended June 30, 2006, additional expenses of $59 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). However, Owens Corning reserves its rights with respect to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Final Bank Unimpairment Order. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning has recorded, for the period ended June 30, 2006, additional expenses of (i) $28 million for the period from the Petition Date through March 31, 2006, and (ii) $2 million for the quarter ended June 30, 2006, in each case reflecting post-petition interest with respect to such unsecured trade claims. However, this estimate is based on numerous factual and legal uncertainties, and Owens Corning reserves its rights

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims against Debtors other than Owens Corning, Owens Corning expects to continue to accrue interest on such unsecured trade claims in future periods, to the extent required under applicable law.

At June 30, 2006, the Company had $1.493 billion of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at June 30, 2006; however, approximately $171 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

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

As described above the USBC has scheduled a hearing on the confirmation of the Company’s currently proposed Plan to commence on September 18, 2006. The timing of cash inflows and outflows related to the Plan will depend on whether and when the Plan becomes effective and the outcome of the FAIR Act.

If the Plan is confirmed and becomes effective, the Company’s cash obligations under the Plan include the following:

–	The 524(g) Trust will receive: (1) $1,250 million in cash, (ii) all amounts held in the Fibreboard Settlement Trust and certain asbestos-related escrow and administrative accounts, and (iii) a contingent right to payment in the amount of approximately $1.39 billion. The contingent right to payment will be payable to the 524(g) Trust depending upon whether the FAIR Act is enacted into law on or before the date occurring ten days after the conclusion of the 109th Congress (the “Trigger Date”). With certain exceptions, if the FAIR Act has been enacted into law on or before the Trigger Date and is not subject to a constitutional challenge to its validity on or before March 31, 2007, the contingent right to payment will be cancelled without any payment. If the FAIR Act has not been enacted into law by the Trigger Date, the Company will be obligated to satisfy the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

contingent right to payment by cash payment no later than January 8, 2007. If, as of the Trigger Date, the FAIR Act has been enacted into law but is subject to legal challenge, payment under the contingent right to payment will be suspended until the legal challenge has been resolved by final non-appealable judgment.

-	$2.423 billion in cash (calculated as of June 30, 2006) payable to holders of debt under the Pre-Petition Credit Facility.

-	$284 million in cash (calculated as of June 30, 2006) payable to general unsecured creditors.

Other than amounts payable with respect to the Fibreboard Settlement Trust and the asbestos-related escrow and administrative accounts, which would be paid directly from those sources, the Company expects to fund its cash obligations under the Plan from its accumulated cash and cash equivalents, cash available from operations, a rights offering of reorganized Owens Corning common stock that is expected to raise gross proceeds of approximately $2.187 billion, and new debt financing. In connection with the referenced rights offering, the Company has entered into an Equity Commitment Agreement with J.P. Morgan Securities Inc. (“JPMSI”), whereby JPMSI, subject to certain terms and conditions, has committed to purchase from the Company any of the shares of reorganized Owens Corning common stock not subscribed for and purchased pursuant to the rights offering. The Equity Commitment Agreement obligated the Company to pay JPMSI a fee of $100 million. Such fee was paid on July 10, 2006, following the entry of an order by the USBC authorizing the Company’s entry into and implementation of the Equity Commitment Agreement. With respect to the referenced new debt financing, the Company has entered into a Senior Credit Facilities Commitment Letter with Citigroup Global Markets Inc., Bank of America, N.A. and Banc of America Securities LLC pursuant to which such entities have committed, subject to the ultimate approval of the USBC, definitive credit documentation and certain other terms and conditions, to provide reorganized Owens Corning (or one or more of its affiliates) with post-emergence financing, consisting of a $1.4 billion term loan facility and a $1.0 billion revolving credit facility. In addition, the Company has entered into an Engagement Letter with Citigroup Global Markets Inc. pursuant to which the Company engaged Citigroup to underwrite one or more potential securities offerings within six months after the effective date of the Plan. There can be no assurance that financing or other funding will become available on terms currently contemplated or otherwise on commercially reasonable terms.

The Company believes, based on information currently available to it, that its cash and cash equivalents, cash available from operations, and cash available from external sources will provide sufficient liquidity to meet its obligations in connection with its emergence from Chapter 11 and to satisfy its normal course cash requirements following emergence.

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

As noted above, the Consolidated Financial Statements reflect expenses with respect to (i) the Pre-Petition Credit Facility in the amount of $860 million relating to post-petition interest and certain other post-petition fees and (ii) certain unsecured trade claims against Debtors other than Owens Corning in the amount of $30 million relating to post petition interest, in each case for the period from the Petition Date through June 30, 2006. Since the Company is in default on the obligations underlying these amounts, the accrual is recorded as a current liability on the Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
NET SALES	$1,443	$1,371	$2,817	$2,567
COST OF SALES	1,203	1,120	2,373	2,151

Gross margin	240	251	444	416

OPERATING EXPENSES
Marketing and administrative expenses	118	124	226	231
Science and technology expenses	13	14	27	25
Chapter 11 related reorganization items	17	(4)	27	32
Provision (credit) for asbestos litigation claims – Owens Corning	—	—	(3)	3,435
Provision for asbestos litigation claims – Fibreboard	—	—	—	907
Other	(53)	(25)	(74)	(43)

Total operating expenses	95	109	203	4,587

INCOME (LOSS) FROM OPERATIONS	145	142	241	(4,171)
Interest expense, net	90	—	156	1
Interest income from non-Debtors	(15)	(14)	(29)	(28)

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	70	156	114	(4,144)
Income tax (benefit) expense	(178)	97	(199)	44

INCOME (LOSS) BEFORE EQUITY IN NET EARNINGS OF AFFILIATES	248	59	313	(4,188)
Equity in net earnings of affiliates	1	—	1	1

NET INCOME (LOSS)	$249	$59	$314	$(4,187)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

	June 30, 2006	December 31, 2005
	(Dollars in millions)
ASSETS

CURRENT
Cash and cash equivalents	$1,107	$1,126
Receivables (net of allowance for doubtful accounts)	599	458
Receivables – non-Debtors	1,212	1,165
Inventories	352	320
Other current assets	30	46

Total current	3,300	3,115

OTHER
Restricted cash – asbestos and insurance related	204	189
Restricted cash, securities, and other – Fibreboard	1,441	1,433
Deferred income taxes	1,534	1,326
Pension-related assets	353	387
Goodwill	67	66
Investment in affiliates	34	31
Investment in non-Debtor subsidiaries	765	762
Other noncurrent assets	133	154

Total other	4,531	4,348

PLANT AND EQUIPMENT, at cost
Land	37	37
Buildings and leasehold improvements	597	593
Machinery and equipment	2,330	2,342
Construction in progress	134	121

	3,098	3,093
Accumulated depreciation	(1,699)	(1,723)

Net plant and equipment	1,399	1,370

TOTAL ASSETS	$9,230	$8,833

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	June 30, 2006	December 31, 2005
	(Dollars in millions)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$732	$797
Accounts payable and accrued liabilities – non-Debtors	27	19
Accrued post-petition interest/fees on pre-petition obligations	890	735
Long-term debt – current portion	1	1

Total current	1,650	1,552

LONG-TERM DEBT	12	12

OTHER
Pension plan liability	577	577
Other employee benefits liability	387	393
Other	197	184

Total other	1,161	1,154

LIABILITIES SUBJECT TO COMPROMISE	14,175	14,180

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,115)	(8,430)
Accumulated other comprehensive loss	(345)	(328)
Other	(6)	(5)

Total stockholders’ deficit	(7,768)	(8,065)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,230	$8,833

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Dollars in millions)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$314	$(4,187)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Provision for asbestos litigation claims	—	4,342
Depreciation and amortization	89	87
Gain on sale of fixed assets	(35)	—
Impairment of fixed assets	1	5
Change in deferred income taxes	(207)	32
Provision for pension and other employee benefits	43	53
Provision for post-petition interest/fees on pre-petition obligations	155	—
Increase in receivables	(187)	(157)
Increase in inventories	(32)	(75)
Increase (decrease) in accounts payable and accrued liabilities	(64)	10
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	17	1
Pension fund contribution	(1)	—
Payments for other employee benefits	(13)	(14)
Increase in restricted cash – asbestos and insurance related	(15)	—
Increase in restricted cash, securities, and other – Fibreboard	(9)	(8)
Other	20	(4)

Net cash provided by operating activities	76	85

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(135)	(80)
Investment in subsidiaries, net of cash acquired	(4)	(1)
Proceeds from the sale of assets or affiliate	44	—

Net cash used for investing activities	(95)	(81)

NET CASH FLOW FROM FINANCING
Net decrease in subject to compromise	—	(3)

Net cash used for financing activities	—	(3)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19)	1

Cash and cash equivalents at beginning of period	1,126	725

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,107	$726

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	June 30, 2006	December 31, 2005
	(Dollars in millions)
Accounts payable	$228	$227
Accrued interest payable	40	40
Debt	2,952	2,952
Income taxes payable	79	85
Reserve for asbestos litigation claims – Owens Corning	7,000	7,000
Reserve for asbestos-related claims – Fibreboard	3,216	3,216

Total consolidated	13,515	13,520

Payables to non-Debtors	660	660

Total Debtor	$14,175	$14,180

The amounts for Chapter 11 related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Professional fees	$30	$13	$50	$40
Payroll and compensation	4	5	8	10
Investment loss (income)	(17)	(19)	(31)	(15)
Other, net	—	(3)	—	(3)

Total	$17	$(4)	$27	$32

2. SEGMENT DATA

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company’s business operations fall within two general product categories, building materials and composites. Consistent with SFAS No. 131, historically the Company has aggregated its operating segments into two reportable segments consistent with those product categories. The Company has conducted business evaluations during the second quarter of 2006 in conjunction with preparation for the Company’s emergence from Chapter 11 bankruptcy proceedings and implementation of adoption of a holding company structure. The Company has also reviewed its operating segments in light of SFAS No. 131 and facilitation of management and investor evaluation and determined (i) that the operating segments comprising the building materials product category be aggregated into three reportable segments: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services, and (ii) that the operating segments comprising the composites product category remain aggregated in a single reportable segment: Composite Solutions. Accounting policies for the segments are the same as those for the Company.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. SEGMENT DATA (continued)

The Company has reported financial and descriptive information about each of the Company’s four reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

The Company’s four reportable segments are defined as follows:

Insulating Systems

Manufactures and sells glass thermal insulation into residential, commercial, industrial and acoustical insulation markets. Also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, and foam insulation used in above and below grade construction applications.

Roofing and Asphalt

Manufactures and sells residential roofing shingles, and oxidized asphalt materials used in residential and commercial construction and specialty applications.

Other Building Materials and Services

Manufactures and sells vinyl siding and accessories and manufactured stone veneer building products. Also provides construction services and franchise opportunities for the home remodeling and new construction industries. The Company’s distribution network also sells other building material products, such as windows and doors, not manufactured by Owens Corning. The operating segments comprising this segment individually do not meet the threshold for reporting separately.

Composite Solutions

Manufactures, fabricates and sells glass fiber reinforcements, mat, veil, and specialized products worldwide that are used in a wide variety of composites material systems. Primary end uses are in the transportation, building construction, telecommunications and electronics markets.

As noted in the segment financial data below, the Company records inter-segment sales from the Composite Solutions segment to the Roofing and Asphalt segment for sales of glass-reinforced mat materials used in the manufacture of residential roofing materials. All other inter-segment sales are not material to any segment.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. SEGMENT DATA (continued)

External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Quarter Ended June 30,		Six Months Ended June 30,
NET SALES	2006	2005	2006	2005
	(Dollars in millions)
Reportable Segments

Insulating Systems	$519	$459	$1,041	$911
Roofing and Asphalt	501	473	962	861
Other Building Materials and Services	346	326	639	567
Composite Solutions	411	384	784	751

Total reportable segments	1,777	1,642	3,426	3,090

Corporate Eliminations (1)	(55)	(52)	(103)	(98)

Consolidated	$1,722	$1,590	$3,323	$2,992

External Customer Sales by Geographic Region
United States	$1,418	$1,339	$2,767	$2,503
Europe	114	101	211	208
Canada and other	190	150	345	281

NET SALES	$1,722	$1,590	$3,323	$2,992

(1)	Included in corporate eliminations are inter-segment sales from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $42 million and $41 million in the second quarters of 2006 and 2005, respectively, and approximately $84 million and $80 million for the six months ended June 30, 2006 and 2005, respectively. The remaining inter-segment sales eliminations are immaterial to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. SEGMENT DATA (continued)

	Quarter Ended June 30,		Six Months Ended June 30,
INCOME FROM OPERATIONS	2006	2005	2006	2005
	(Dollars in millions)
Reportable Segments

Insulating Systems	$112	$97	$235	$190
Roofing and Asphalt	48	51	78	63
Other Building Materials and Services	8	10	5	(2)
Composite Solutions	51	33	65	63

Total reportable segments	$219	$191	$383	$314

Reconciliation to Consolidated Income Before Income Tax Expense

Chapter 11 related reorganization items	(17)	4	(27)	(32)
(Provision) credit for asbestos litigation (claims) recoveries	—	—	3	(4,342)
Other credits	—	13	—	13
General corporate expense	(34)	(39)	(76)	(65)
Interest expense, net	(86)	—	(151)	(1)

CONSOLIDATED INCOME BEFORE INCOME TAX EXPENSE	$82	$169	$132	$(4,113)

3. GENERAL

The consolidated financial statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The Company has made certain reclassifications in 2006 to move the glass reinforced mat business from the Roofing and Asphalt segment to the Composite Solutions segment. All periods presented have been adjusted to conform with the current period. Certain other reclassifications have been made to the period presented for 2005 to conform to the classifications used in the period presented for 2006.

In connection with the consolidated financial statements and notes included in this Report, reference is made to the consolidated financial statements and notes thereto contained in the Company’s 2005 annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 22, 2006, as recast in the Company’s Form 8-K, as filed on August 4, 2006.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. INVENTORIES

Inventories are summarized as follows:

	June 30, 2006	December 31, 2005
	(Dollars in millions)
Finished goods	$478	$457
Materials and supplies	215	166

FIFO inventory	693	623
Excess of FIFO over LIFO	(165)	(146)

Total inventories	$528	$477

Approximately $335 million and $310 million of total inventories were valued using the LIFO method at June 30, 2006 and December 31, 2005, respectively.

5. GOODWILL AND OTHER INTANGIBLES

The Company complies with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to account for goodwill and other intangibles. SFAS No. 142 requires at least an annual review for impairment using a fair value methodology. The Company conducts its annual review for impairment in the second quarter. No impairments were identified during the 2006 and the 2005 reviews.

The only significant change in goodwill during the six month period ended June 30, 2006 was the result of fluctuations in currency. The $215 million balance of goodwill at June 30, 2006 was comprised of $158 million for the Insulating Systems segment, $48 million for the Composite Solutions segment and $9 million for the Roofing and Asphalt segment.

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $1 million in the first six months of 2006 and 2005. The Company estimates that amortization of intangibles will be approximately $2 to $3 million annually for each of the next five years. As of June 30, 2006, the weighted average lives of intangibles ranged between 7 and 13 years, with a net carrying amount of approximately $10 million.

6. ACQUISITIONS

On May 1, 2006, the Company completed its previously announced acquisition of Asahi Glass Co. Ltd.’s composite manufacturing facility located near Tokyo, Japan. The purchase price was approximately $8 million, subject to adjustment up to an additional $5 million, to be paid out in the future, if certain income thresholds are met. The pro-forma effect of this acquisition on revenues and earnings was not material.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the six months ended June 30, 2006 is as follows:

(Dollars in millions)
Balance at December 31, 2005	$62
Amounts accrued for current year	8
Adjustment of preexisting accrual estimates	3
Settlements of warranty claims	(8)

Balance at June 30, 2006	$65

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

The following table provides information regarding pension expense recognized during the year:

	Quarter Ended June 30,
	2006			2005
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(Dollars in millions)
Components of Net Periodic Pension Cost

Service cost	$6	$1	$7	$5	$1	$6
Interest cost	15	5	20	15	5	20
Expected return on plan assets	(15)	(6)	(21)	(15)	(5)	(20)
Amortization of loss	11	2	13	10	2	12
Amortization of prior service cost	1	—	1	2	—	2

Net periodic pension cost	$18	$2	$20	$17	$3	$20

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

	Six Months Ended June 30,
	2006			2005
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(Dollars in millions)
Components of Net Periodic Pension Cost

Service cost	$11	$2	$13	$10	$2	$12
Interest cost	29	10	39	29	10	39
Expected return on plan assets	(29)	(11)	(40)	(30)	(10)	(40)
Amortization of loss	21	4	25	21	4	25
Amortization of prior service cost	3	—	3	2	—	2

Net periodic pension cost	$35	$5	$40	$32	$6	$38

The Company made cash contributions of approximately $5 million to the pension plans through the second quarter of 2006, and approximately $5 million to the U.S. Plan in July 2006. The Company expects to make additional cash contributions of $35 to $50 million during the remainder of the year.

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

The following table provides the components of net periodic benefit cost for aggregated U.S. and Non-U.S. Plans for the year:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Components of Net Periodic Benefit Cost

Service cost	$1	$3	$2	$5
Interest cost	5	7	10	13
Amortization of loss	1	—	1	1
Amortization of prior service cost	(4)	(2)	(7)	(3)

Net periodic benefit cost	$3	$8	$6	$16

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

As more fully discussed in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on June 5, 2006 a proposed sixth amended joint plan of reorganization for the Debtors along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended through such modified sixth amended joint plan and such modified disclosure statement, such documents are referred to herein as the “Plan” and the “Disclosure Statement”, respectively). The Plan was also supported by the steering committee of holders of obligations under the Pre-Petition Credit Facility pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to the Plan (or another plan of reorganization).

A six-day claims estimation hearing to establish the amount of current and future asbestos liability in the Chapter 11 Cases was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that it should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At June 30, 2006, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s Consolidated Balance Sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

In 2001, the holder of approximately $49 million of Undistributed Administrative Deposits for Owens Corning (and approximately $28 million of similar Undistributed Administrative Deposits for Fibreboard) filed a motion with the Bankruptcy Court requesting an order authorizing distribution of the deposits it holds (“Subject Deposits”) to the escrow beneficiaries. As the result of hearings held on June 20 and July 22, 2002, the Bankruptcy Court has ruled that escrow beneficiaries that had received both written notice of approval for payment and an initial payment from the Subject Deposits prior to the Petition Date would be entitled to receive their remaining payments (plus post-judgment interest after June 20, 2002) from the principal of the Subject Deposits, with the balance of the Subject Deposits, if any, plus any other investment proceeds to be returned to Owens Corning (or Fibreboard, as appropriate) as contributor of the deposits. The Official Committee of Unsecured Creditors and the Legal Representative for the class of future asbestos claimants have each filed a notice of appeal from the order, and the matter has been fully briefed but has not been decided by the District Court. The Plan currently contemplates that any funds held in Undistributed Administrative Deposits will ultimately be administered for the benefit of the escrow beneficiaries subject to, among other conditions, the delivery of an appropriate release. However, Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

Reserve

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of approximately $1.1 billion in 1996, $1.4 billion in 1998, $1.0 billion in 2000 and $1.4 billion in 2002. For the reasons stated below, as a result of the Memorandum and Order of the District Court issued on March 31, 2005, estimating the total asbestos-related liability of Owens Corning at $7 billion, Owens Corning increased its reserve for potential asbestos-related liabilities by $3.435 billion for the first quarter of 2005, so that its recorded reserve for Owens Corning’s asbestos-related liabilities equaled the District Court’s estimate. Consequently, as of June 30, 2006, a reserve of $7 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

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

On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. In its March 31, 2005 Memorandum and Order, the District Court observed that the range of projected liabilities that were reflected in the various expert reports submitted to it resulted from the attempt to make predictions based upon other predictions and assumptions, and that relatively minor variations in underlying assumptions can skew the end result enormously. The District Court further noted that it was estimating not how much each potential claimant would actually be entitled to receive but rather the total amount that the claimants, as a group, could legitimately have claimed as compensation (or, in the case of future claimants, what their claims would have been worth in the tort system) as of the Petition Date. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation.

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

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (as subsequently amended or modified, the “FAIR Act”).

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 14, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The proposed legislation has since been removed from the floor and recommitted to the Senate Judiciary Committee. On or about May 26, 2006, Senators Specter and Leahy introduced an amended version of the FAIR Act, entitled the Fairness in Asbestos Resolution Act of 2006, to incorporate certain amendments which had been offered with respect to the prior version of the bill.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

for in Owens Corning’s financial statements. In light of these uncertainties, the Plan provides for certain contingent payments to be made to the 524(g) Trust depending on, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress.

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

As more fully discussed in Item A above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on June 5, 2006 a proposed sixth amended joint plan of reorganization for the Debtors (including Fibreboard) along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended through such modified sixth amended joint plan and such modified disclosure statement, such documents are referred to herein as the “Plan” and the “Disclosure Statement”, respectively). The Plan was also supported by the steering committee of holders of obligations under the Pre-Petition Credit Facility pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to the Plan (or another plan of reorganization).

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

As of June 30, 2006, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.314 billion was held in the Fibreboard Settlement Trust and $127 million was held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s Consolidated Balance Sheet as restricted assets. At June 30, 2006,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. See Note 10 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

The Plan currently contemplates that any funds held in Undistributed Administrative Deposits will ultimately be administered for the benefit of the escrow beneficiaries subject to, among other conditions, the delivery of an appropriate release. However, Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

Asbestos-Related Payments

As a result of the Filing, Fibreboard has not made any asbestos-related payments since the Petition Date. During 2000 (prior to the Petition Date), gross payments for asbestos-related claims against Fibreboard, all of which were paid/reimbursed by the Fibreboard Settlement Trust, fell within four major categories, as follows:

2000 (through October 4, 2000)
(dollars in millions)
Pre-NSP Settlements	$ 29
NSP Settlements	705
Non-NSP Settlements	41
Defense, Claims Processing and Administrative Expenses	45

Total	$820

The payments for NSP Settlements include Administrative Deposits during the reporting period in respect of Fibreboard claims.

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos. The amount estimated by the District Court exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million during the quarter ended March 31, 2005, so that it equaled the high end of the range of estimates of Fibreboard’s liability for asbestos claims that had been provided by Owens Corning’s valuation experts for use in the estimation hearing. Consequently, as of June 30, 2006, a reserve of approximately $3.216 billion in respect of Fibreboard’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

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

As noted in Item A above, Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (as subsequently amended or modified, the “FAIR Act”).

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 14, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The proposed legislation has since been removed from the floor and recommitted to the Senate Judiciary Committee. On or about May 26, 2006, Senators Specter and Leahy introduced an amended version of the FAIR Act, entitled the Fairness in Asbestos Resolution Act of 2006, to incorporate certain amendments which had been offered with respect to the prior version of the bill.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements. In light of these uncertainties, the Plan provides for certain contingent payments to be made to the 524(g) Trust depending on, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress.

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

In addition to the Mississippi lawsuit, a lawsuit brought in December 1997 by Owens Corning and Fibreboard has been pending in the Superior Court for Alameda County, California against the same tobacco companies. In August 2001, the defendants filed motions to dismiss Owens Corning’s and Fibreboard’s claims on the basis of the decision in the Mississippi lawsuit as well as California law. As the result of a hearing on these motions on November 20, 2001, the California court denied the motion to dismiss Fibreboard’s claims on the basis of the decision in the Mississippi lawsuit and otherwise stayed the proceeding pending the outcome of the Mississippi suit. Following the dismissal of the Mississippi lawsuit, on or about May 10, 2006, the Debtors filed a motion in the USBC to approve an Agreement to Dismiss Suit and Related Claims, dated May 10, 2006, between the Debtors and the defendants in the California litigation, pursuant to which the parties agreed to dismiss the California litigation and certain related claims. On June 16, 2006, the USBC entered an order approving the settlement.

Insurance

Since the Filing, Owens Corning has reached settlements with more than ten excess level insurance carriers with respect to non-products insurance coverage applicable to asbestos personal injury claims. A portion of the insurance payments to be made pursuant to such settlements are deferred. Under the settlements, the insurance payments paid have been made, and the deferred insurance payments when paid will be made, into escrow accounts, to be disbursed in accord with an approved plan of reorganization. The escrowed funds, including earnings, are reflected on Owens Corning’s Consolidated

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Balance Sheet as restricted assets, under the category “Restricted cash - asbestos and insurance related”. The receivables relating to the deferred insurance payments, in the amount of $66 million as of June 30, 2006, along with $4 million of unconfirmed potential non-products coverage as to which Owens Corning has estimated probable recovery, are reflected on Owens Corning’s Consolidated Balance Sheet under the category “Other noncurrent assets”.

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purports to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleges that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. The defendants filed a motion to dismiss the action on November 20, 2001. A hearing was held on this motion on April 11, 2002, and the Court issued a decision denying the motion on August 26, 2002. On March 9, 2004, the Court granted class certification as to those claims relating to written representations but denied certification as to claims relating to alleged oral representations. A status conference was held on this matter on November 8, 2005 and a trial has been scheduled for January 22, 2007, as to certain defendants. Owens Corning believes that the claim is without merit.

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

On or about January 6, 2006, the official representatives of the bondholders and trade creditors of Owens Corning filed, without leave of Court, the Complaint of Official Representatives of the Owens Corning Bondholder and Trade Creditor Constituencies for Equitable Subordination and to Pierce the Corporate Veil (the “Bond/Trade Complaint”). The Bond/Trade Complaint seeks, among other things, to (i) subordinate the claims of holders of debt under the Pre-Petition Credit Facility against Owens Corning

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

to the claims of certain bondholders and trade creditors of Owens Corning and to subordinate the claims of holders of debt under the Pre-Petition Credit Facility against the guarantors of the Pre-Petition Credit Facility to claims of Owens Corning, (ii) subordinate the claims of certain Non-Debtor Subsidiaries that are guarantors of the Pre-Petition Credit Facility against Owens Corning to the claims of certain bondholders and trade creditors of Owens Corning and (iii) pierce the corporate veil of certain Non-Debtor Subsidiaries that are guarantors of the Pre-Petition Credit Facility. On or about March 22, 2006, the holders of debt under the Pre-Petition Credit Facility filed a motion to dismiss the Bond/Trade Complaint. A pre-trial conference in the USBC was held on March 27, 2006 and, on March 28, 2006, Owens Corning filed a motion to dismiss the Bond/Trade Complaint. Consistent with the Settlement Term Sheet, the Bond/Trade Complaint has been stayed pending confirmation of the Plan, and pursuant to the Plan, shall be dismissed with prejudice on the effective date of the Plan.

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

TAX CLAIM

Owens Corning’s federal income tax returns typically are audited by the Internal Revenue Service (“IRS”) in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to the Filing, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS asserted claims for unpaid income taxes plus interest thereon. As the result of settlement negotiations, in the fourth quarter of 2004 the Company and the IRS reached an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $69 million, plus interest. The settlement was approved by the Bankruptcy Court by order dated November 15, 2004 and by the Congressional Joint

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Committee on Taxation on May 17, 2005. The Company has calculated the interest applicable to the settlement to be approximately $30 million. The Company understands that, based on preliminary calculations, the IRS has computed such interest to be in the range of $69 million. The Company is in the process of reviewing the basis and validity of the IRS computations.

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

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class. In addition, Owens Corning has been named a defendant in a purported class action, originally filed in the Superior Court for the County of San Joaquin, California, on behalf of post-petition claimants with respect to such product. Subsequently, Owens Corning removed the California proceeding to the United States Bankruptcy Court for the Eastern District of California (“CBC”), and the CBC, upon Owens Corning’s motion, ordered that the proceeding be transferred to the USBC. In late October, 2005, Owens Corning reached an agreement in principle to settle both purported class actions for a total of $11 million. Final documentation concerning the settlement has been signed by the parties and a motion for approval has been filed with the USBC. The settlement amount is fully reserved in the Consolidated Financial Statements as of June 30, 2006.

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

Certain holders of Owens Corning debt securities filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. On January 20, 2006, the official representatives of the bondholder and trade creditor constituencies of Owens Corning filed a motion for leave to file an amended complaint in intervention in connection with the Pre-Petition Credit Facility Action and to seek authority to prosecute existing claims and commence others on behalf of the Debtors’ estates (the “Derivative Complaint”). Pursuant to the Settlement Term Sheet, the Derivative Complaint and the Pre-Petition Credit Facility Action have been stayed pending Plan confirmation and shall be dismissed with prejudice on the effective date of the Plan.

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

Under the Plan, all avoidance actions shall be dismissed with prejudice on the effective date of the Plan, unless otherwise expressly preserved with the consent of the Debtors, the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Similarly, the Plan contemplates that, upon the Plan effective date, all NSP avoidance actions shall also be released.

OTHER BANKRUPTCY RELATED MATTERS

See Note 1 to the Consolidated Financial Statements for a discussion of other bankruptcy related matters.

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company estimates it has incurred, and expects to recover, approximately $25 million to $35 million of property damage costs and business interruption losses in 2005 and in the first quarter of 2006 associated with the Taloja flood. In the second quarter of 2006, the Company finalized settlement of its insurance claim with the policy maintained by the joint venture, resulting in a gain of approximately $8 million, which was recorded as gain on sale of fixed assets and other on the Consolidated Statement of Income (Loss). The Company is in the process of settling the remaining claim under its global insurance policy.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 9 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of June 30, 2006 and December 31, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

The Trust is a qualified settlement fund for federal income tax purposes, and is taxed separately from Owens Corning on its net taxable income, after deduction for related administrative expenses.

The Plan currently contemplates that all amounts held in the Fibreboard Settlement Trust will be distributed to the 524(g) Trust. The Plan also contemplates that any funds held in Undistributed Administrative Deposits will ultimately be administered for the benefit of the escrow beneficiaries subject to, among other conditions, the delivery of an appropriate release. However, Owens Corning is currently unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

General Accounting Treatment

The assets of the Trust are comprised of cash and marketable securities (collectively, the “Trust Assets”) and, with Fibreboard’s Undistributed Administrative Deposits, are reflected on Owens Corning’s consolidated balance sheet as restricted assets. At June 30, 2006 and December 31, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 9, Item B, to the Consolidated Financial Statements). As of June 30, 2006 and December 31, 2005, these liabilities were one of the items included in Owens Corning’s consolidated balance sheet under the category “Liabilities Subject to Compromise”. At June 30, 2006 and December 31, 2005, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims of $3.216 billion.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST (continued)

Results for the Periods Ended June 30, 2006 and 2005

The Trust Assets generated interest/dividend earnings of approximately $16 million and $15 million, respectively, during the second quarters of 2006 and 2005, for totals of $31 million and $30 million for the first six months of 2006 and 2005, respectively. These amounts were recorded as Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

During the second quarters of 2006 and 2005, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized loss of approximately $4 million and an unrealized gain of $2 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. For the six month periods ended June 30, 2006 and 2005, the Company recorded losses of $16 million and $17 million, respectively. These adjustments were recorded as Chapter 11 related reorganization items in the Consolidated Statement of Income (Loss).

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarterly or six month periods ended June 30, 2006 or 2005. No payments were made for taxes during the quarterly or six month periods ended June 30, 2006 or 2005. The sale of securities resulted in realized losses of approximately $7 million and $3 million during the second quarters of 2006 and 2005, respectively (a loss of $16 million and $6 million, respectively, during the first six months of such years). Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

During the first quarter of 2005, the Company increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million, to an aggregate $3.216 billion.

At June 30, 2006, the fair value of Trust Assets and Administrative Deposits was $1.441 billion, which was comprised of Trust Assets of $1.314 billion of marketable securities and Administrative Deposits of $127 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. FIBREBOARD SETTLEMENT TRUST (continued)

The table below summarizes Trust and Administrative Deposits activity for the six months ended June 30, 2006:

	Balance 12/31/05	Interest and Dividends	Unrealized Loss	Realized Loss	Balance 6/30/06
Assets
Trust Assets:
Marketable securities – trading	$1,306	$31	$(7)	$(16)	$1,314

Administrative Deposits	127	—	—	—	127

Total assets	$1,433	$31	$(7)	$(16)	$1,441

Liabilities
Accounts payable	$19	$—	$—	$—	$19
Asbestos litigation claims	3,216	—	—	—	3,216

Total Trust liabilities	3,235	—	—	—	3,235

Liabilities in excess of assets	(1,802)	31	(7)	(16)	(1,794)

Total Trust liabilities net of liabilities in excess of assets	$1,433	$31	$(7)	$(16)	$1,441

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) used for basic and diluted earnings per share (millions)	$251	$67	$314	$(4,170)

Weighted-average number of shares outstanding used for basic earnings per share (thousands)	55,340	55,327	55,337	55,322

Non-vested restricted shares (thousands)	—	15	4	—

Deferred awards (thousands)	24	24	24	—

Shares from assumed conversion of preferred securities (thousands)	4,566	4,566	4,566	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share (thousands)	59,930	59,932	59,931	55,322

Net income (loss) per common share:

Basic net income (loss) per share	$4.54	$1.22	$5.67	$(75.38)

Diluted net income (loss) per share	$4.19	$1.13	$5.24	$(75.38)

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. COMPREHENSIVE INCOME/LOSS

The following table presents comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Net income (loss)	$251	$67	$314	$(4,170)
Other comprehensive income (loss)	17	(22)	5	(24)

Comprehensive income (loss)	$268	$45	$319	$(4,194)

The Company’s other comprehensive income (loss) for periods presented includes foreign currency adjustments and deferred gains and losses on certain hedging transactions to record at fair value.

13. INCOME TAXES

On an on-going basis, the Company records valuation allowances related to realization of certain tax assets, including deferred tax assets related to asbestos-related liabilities. In light of the Company’s financial position and Chapter 11 proceedings, including the current plan of reorganization, the Company decreased its valuation allowance for tax assets related to asbestos-related liabilities by $40 million during the first quarter of 2006, resulting in a $40 million tax benefit in the quarter and an effective tax rate of negative 20%. In the second quarter of 2006, the Company further decreased its valuation allowance, due to an additional change in the current plan of reorganization, by an additional $225 million for tax assets related to asbestos-related liabilities, resulting in a $225 million tax benefit in the quarter. As a result of these items, the Company had an effective tax rate of negative 136% for the first six months of 2006.

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

On May 18, 2006, new Texas state tax legislation, which substantially changes the state’s tax system, was enacted. The legislation impacted the Company’s ability to utilize its deferred tax assets, including previously recorded state of Texas net operating loss carry forwards. As a result of this new legislation, the Company incurred $10 million of additional tax expense during the second quarter to record its deferred tax assets and net operating loss carry forwards at realizable value.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14. ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement became effective for the Company as of January 1, 2006. The effect of adoption of this standard was not material.

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return and it will likely cause greater volatility in the consolidated statement of income as more items are recognized discretely within income tax expense. This statement becomes effective for annual periods beginning after December 15, 2006. The Company is still evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

15. SUBSEQUENT EVENTS

On July 25, 2006, the Company announced it has signed a purchase agreement to acquire the Modulo™/ParMur Group, a market-leading producer and distributor of manufactured stone veneer in Europe. The acquisition will further the global expansion of the Company’s manufactured stone veneer business in the European building products market. The transaction, valued at approximately $32 million (Euro 25.5 million), is expected to close in September.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report.)

OVERVIEW

Chapter 11 Overview

Since the Company’s filing for Chapter 11 protection on October 5, 2000, we have worked diligently and consistently to formulate a plan of reorganization that would serve to resolve our Company’s historic asbestos liability in a manner that treats all of our creditors fairly and equitably. Our objective has been to work with all of our creditor groups in an attempt to reach a consensus as to the terms of such a plan of reorganization so that it could be fully supported as we move toward emerging from Chapter 11. During the second quarter of 2006 we achieved that result. The resulting consensus is reflected in the Debtors’ sixth amended joint plan of reorganization (as modified).

Under the Plan, the holders of claims under our Pre-Petition Credit Facility will be paid in full, plus interest, a cash amount totaling approximately $2.423 billion. The holders of claims related to our pre-petition bond issuances will receive an aggregate of 27 million shares of stock in the reorganized Owens Corning, with shares valued at $30.00 per share. Those bondholders, along with certain other unsecured creditors, will also have the right to participate pro-rata in a $2.187 billion rights offering in reorganized Owens Corning stock, also valued at $30.00 per share. The Company’s asbestos claimants will be paid through a 524(g) trust that the Company will fund with cash and 28.2 million shares of stock in the reorganized Owens Corning (such shares to be transferred to the 524(g) trust only if the FAIR Act fails to pass during the 109th Congress). With respect to such 28.2 million shares, J. P. Morgan Securities Inc. (along with other institutions backstopping the rights offering referenced above), shall have a 12-month call right to purchase such shares from the 524(g) trust at a price of $37.50 per share. Similarly, the 524(g) trust shall have a 3-month put right to sell such shares to J. P. Morgan Securities Inc. at $25.00 per share. Holders of the Company’s current common stock will receive warrants to obtain 5% of the fully-diluted amount of the stock of the reorganized Owens Corning at a strike price of $45.25 per share, exercisable for 7 years following the effective date of the Plan.

The foregoing brief summary of the recoveries of certain creditors under the Plan is designed to give a high-level overview and omits significant detail, much of which is material to an understanding of the Plan. Therefore, for a detailed explanation of the terms of the Plan and the recoveries thereunder, please refer to the Disclosure Statement referenced below.

The second quarter of 2006 produced several significant milestones that we expect to culminate in the confirmation and implementation of the Plan before the end of the year, and hopefully by October 30, 2006. A number of events occurred in May, June and July which the Company believes will make the confirmation and implementation of the Plan a reality.

Several of the key events occurred on May 10, 2006:

•	The Debtors, the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”), the Official Representatives of Bondholders and Trade Creditors (the “Official Representatives”), the Ad Hoc Equity Holders’ Committee (the “Equity Committee”), and the Ad Hoc Bondholders’ Committee (the “Bondholders Committee”) executed a Settlement Term Sheet, setting forth key agreed terms of a plan of reorganization, which have since been incorporated into the Plan and in an accompanying Disclosure Statement (the “Disclosure Statement”). The Plan is also supported by the steering committee of holders of claims under the Pre-Petition Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consequently, the Plan enjoys the support of the representatives of all of our major creditor groups. The Plan assumes an enterprise value of Owens Corning of $5.858 billion, and fixes Owens Corning’s asbestos personal injury claims at $7 billion, consistent with the District Court’s prior ruling estimating those claims. The Plan further provides that the existing equity of the Company will be extinguished and up to 131.4 million shares of new common stock of the reorganized Owens Corning will be issued. In addition, under the Plan, a $2.187 billion Rights Offering and a $1.8 billion Exit Financing Facility will be completed. The Plan must become effective no later than October 30, 2006, unless Owens Corning, the ACC and the FCR agree to a later date. The USBC approved the Disclosure Statement related to the Plan on July 11, authorized the solicitation of votes on the Plan based on that Disclosure Statement, and scheduled a confirmation hearing on the Plan for September 18, 2006.

•	Owens Corning, the ACC, the FCR and certain key holders of pre-petition bonds entered into a Plan Support Agreement, whereby those creditors agreed to accept the treatment provided for their claims in the Plan and, subject to the terms of the Plan Support Agreement and the Bankruptcy Code, to support the Plan. The USBC approved the Plan Support Agreement on June 23, 2006.

•	Owens Corning and J.P. Morgan Securities Inc. (“J.P. Morgan” or the “Investor”) executed an Equity Commitment Agreement. The Equity Commitment Agreement contemplates a $2.187 billion rights offering, whereby holders of eligible claims will be offered the opportunity to subscribe for up to their pro rata share of 72.9 million shares of the reorganized Owens Corning’s common stock at a purchase price of $30.00 per share. The Equity Commitment Agreement provides for the Investor to purchase any unsubscribed shares. The USBC conditionally approved the Equity Commitment Agreement on June 29, 2006, and that Order became final on July 7, 2006. As a result, the Company paid to J.P. Morgan the $100 million Equity Commitment Fee on July 10, 2006. The Investor’s commitment under the Equity Commitment Letter to purchase unsubscribed shares continues through the end of October 2006, and can be extended by the Company through mid-December 2006 upon payment of an additional $30 million fee.

•	The USBC issued a final order holding among other things that, if the holders of claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan, then (i) such claims are rendered unimpaired and the holders of such Bank Group claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be deemed to be paid in full and all of such claims shall be extinguished, thereby avoiding, for now, the need for any additional subsidiaries of the Company to file for bankruptcy to resolve their potential liability with respect to the Pre-Petition Credit Facility.

The Plan provides that Owens Corning will secure commitments for exit financing with available credit of at least $1.8 billion as of the Plan Effective Date. On June 29, 2006, Owens Corning filed a motion with the USBC seeking approval of such an exit facility with Citigroup Global Markets Inc., Bank of America, N.A., and Banc of America Securities LLC to provide Owens Corning with exit financing consisting of a $1.4 billion term loan facility and a $1 billion revolving credit facility. All or a portion of the commitments under the exit facility may be syndicated to other financial institutions. The USBC approved the motion on July 20, 2006. Owens Corning anticipates that the proceeds of the exit facility will be used to fund, among other things, certain distributions under the Plan.

An additional factor addressed in the Plan is the proposed Federal asbestos reform legislation pending in the United States Senate (the “FAIR Act”). The Company’s non-asbestos creditors have believed that the FAIR Act would reduce the amount of asbestos liability owed by the Company, and would therefore

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increase the recoveries of non-asbestos creditors. The Plan therefore provides that a payment to the 524(g) trust of $1.39 billion and 28.2 million shares of stock in the reorganized Owens Corning is contingent on the failure of the FAIR Act to become law prior to the end of the 109th Congress. If the FAIR Act is not passed, those contingent payments will be made to the 524(g) trust prior to January 8, 2007. The legislative fate of the FAIR Act continues to remain uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be.

We are committed to confirming the Plan on the schedule outlined above, and our strategy going forward is to do our best to capitalize on the consensus reached in our case. With confirmation of a consensual plan and emergence from Chapter 11 prior to the end of this year now clearly a realistic possibility, we intend to continue to drive aggressively toward that goal.

Operations Overview

During the first half of 2006, we experienced a continued environment of strong demand for many of our products. The table below provides a summary of our sales and income (loss) from operations for the second quarters and first six months of 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Sales	$1,722	$1,590	$3,323	$2,992

Percent change from prior year	8.3%		11.1%

Income (Loss) from operations	$168	$169	$283	$(4,112)

Percent change from prior year	(0.6)%		N/A

The increase in sales was primarily driven by strong demand in many of our building materials markets combined with year over year price increases for certain products, that largely offset the higher costs of producing these products. The combination of these demand and price increases resulted in sales increases of 8.3% in the second quarter and 11.1% for the first half of 2006 compared to the same periods of 2005.

Reported income from operations decreased 0.6%, to $168 million for the second quarter of 2006, compared to $169 million in the same period of 2005. Income from operations for the first six months of 2006 was $283 million as compared to a loss of $4.112 billion in 2005, primarily as a result of an additional $4.342 billion provision for asbestos liability during the first quarter of 2005, which the Company recognized as a result of the District Court issuing an opinion estimating Owens Corning’s contingent personal injury asbestos liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management excludes certain items when it evaluates year-to-year operating performance. The table below provides detail of such items.

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Chapter 11 related reorganization items	$17	$(4)	$27	$32
Provision (recoveries) for asbestos litigation claims	—	—	(3)	4,342
Other credits	(27)	(13)	(35)	(13)

Total of items	$(10)	$(17)	$(11)	$4,361

Because of the nature of certain items related to our Chapter 11 proceedings, asbestos liability, and restructuring activities, management does not find reported income from operations to be the most useful financial measure of the Company’s year-to-year operational performance. These items are related primarily to the Chapter 11 process, items that are not the result of current operations of the Company and activities necessitated by our anticipated plan of reorganization. Management does not expect these items to continue on an ongoing basis after the Company emerges from bankruptcy.

Management measures operating performance by excluding Chapter 11 related reorganization items, provisions for asbestos litigation claims and the other items referenced in the preceding paragraph for various purposes, including reporting results to the Board of Directors of the Company, and for analysis of performance and related employee compensation measures. Although management believes that these adjustments to income from operations provide a more meaningful representation of the Company’s performance, our operating performance excluding these items should not be considered in isolation or as a substitute for income from operations prepared in accordance with GAAP. In addition, such presentation is not necessarily indicative of the results that the Company would have achieved if the Company was not subject to Chapter 11 proceedings.

Excluding the items reflected in the table above, operating performance improved approximately 3.9% in the second quarter of 2006 as compared to 2005, while it improved approximately 9.2% during the first half of 2006 compared to the same period of 2005.

Major factors affecting performance during 2006, of our Insulating Systems, Roofing and Asphalt and Other Building Materials and Services segments, which are included in our building materials product category, include the following:

•	Continued strength in the United States housing markets through the first six months of 2006 resulted in continued high demand for our products. While prices are higher compared to the first half of 2005, particularly in the Insulating Systems and Roofing and Asphalt segments, they are largely the result of our recovery of higher energy, material, and transportation costs.

•	Increases in costs for energy-related commodities (including natural gas, asphalt, and resin) and services (including delivery costs) impacted most of our building materials product lines. While not the case for each product line, in total we have been able to mitigate the impact of these higher costs through improved operating efficiencies and by achieving price increases where appropriate.

•	Continued high demand for our insulation and roofing products has allowed us to maintain many manufacturing facilities at high utilization rates, a primary contributor to improved operating efficiency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Major factors affecting the performance during 2006 of our Composite Solutions segment include the following:

•	Because of the increasingly competitive global environment in the glass fiber materials market, prices have decreased slightly. Volume increased, largely the result of the second quarter acquisition of reinforcement capacity in Japan.

•	Continued increases in costs of energy-related commodities and services, partially offset by productivity gains, continued to adversely impact this segment and created margin compression.

•	The ratio of metals comprising an alloy used in certain production tooling was changed to take advantage of favorable market conditions. As a result, the Company disposed of a certain amount of one metal and purchased an equal dollar amount of another, which resulted in $27 million of gains in the quarter, $35 million year to date, with no resulting impact to cash.

•	In the second quarter 2006, our manufacturing facility in Taloja, India resumed production following a shutdown related to capacity expansion and recovery from the July 2005 flood of this facility. We estimate that comparable results were negatively impacted by approximately $8 to $10 million as a result of this facility shutdown during the first six months of 2006. In the second half of the year we expect improvement in our performance as a result of the Taloja facility and our Brazilian facility, which was down for a furnace rebuild during a portion of the first half of 2006, resuming full production in the second half.

Liquidity

Cash flow provided by operations was $79 million for the first six months of 2006, compared to $54 million for the same period of 2005. This increase in cash from operations was primarily driven by increased income from operations. We ended the quarter with a cash balance of $1.493 billion.

Safety

We have made safety a top priority. We measure our progress on safety based on two measures, the Recordable Incidence Rate (“RIR”) as defined by OSHA and the Combined Occupational Disability Index (“CODI”). CODI is a subset of RIR and includes the more severe incidents that involve lost or restricted time. The table below provides our performance for the first six months of 2006 and the year ended December 31, 2005. The numbers shown reflect information available as of June 30, 2006, and are based on the Company’s active work sites for 2006; such numbers are subject to change based upon receipt of additional information or change in the Company’s active work sites.

	Six Months Ended June 30, 2006	Year Ended 2005
RIR	1.67	2.01
Percent improvement	17%

CODI	1.01	1.23
Percent improvement	18%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Outlook

Our building materials markets remained strong through the second quarter of 2006. Sales in some of our markets are constrained due to currently available production capacity. Recent increases in United States housing inventory and interest rates are beginning to exert pressure on demand, which could impact prices for certain products.

Offsetting the potential softening of demand, we believe that the Energy Policy Act of 2005 may serve to stimulate demand for our qualifying insulation products in the United States due to the potential tax credits offered to homebuilders for the construction of more energy efficient homes, and to home-owners for certain energy efficient home improvements.

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

On July 25, 2006, the Company announced it has signed a purchase agreement to acquire the Modulo™/ParMur Group, a market-leading producer and distributor of manufactured stone veneer in Europe. The acquisition will further the global expansion of the Company’s manufactured stone veneer business in the European building products market. The transaction, valued at approximately $32 million (Euro 25.5 million), is expected to close in September.

On July 27, 2006, the Company announced that it is in discussions with Saint-Gobain to merge Owens Corning’s Reinforcements Business and Saint-Gobain’s Reinforcements and Composite Businesses (a part of the company known as Vetrotex) into a new company, to be called Owens Corning-Vetrotex Reinforcements. The partnership of these two businesses would establish a strong global company in reinforcements and composite fabrics products. The new company would have operations across Europe, North and South America, and Asia.

The parties have signed a letter of intent that anticipates the transaction would be structured as a joint venture, with the Company owning a 60% equity interest and Saint-Gobain owning the remaining 40%. The Company anticipates that it would consolidate the newly formed joint venture into its financial statements.

The transaction would be expected to close by early 2007 and is subject to regulatory and anti-trust approvals, and the negotiation and execution of definitive transaction documents and approval by the Boards of Directors of the parent companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results for the Quarter Ended June 30, 2006 and 2005

	Quarter ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$1,722	$1,590
Gross margin As a percent of sales	$296 17.2%	$312 19.6%
Marketing and administrative expense As a percent of sales	$140 8.1%	$141 8.9%
Income from operations	$168	$169
Interest expense	$86	$—
Income tax (benefit) expense	$(169)	$99
Net income	$251	$67

NET SALES

Net sales for the quarter ended June 30, 2006 were $1.722 billion, an 8.3% increase from the 2005 level of $1.590 billion. This increase was primarily the result of favorable pricing actions in the Insulating Systems and Roofing and Asphalt segments combined with the recent Composite Solutions segment acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd., partially offset by lower volumes in Roofing and Asphalt.

Sales outside the United States represented 18% of total sales for the quarter ended June 30, 2006, compared to 16% during the same time period in 2005.

GROSS MARGIN

Gross margin as a percent of sales decreased by 2.4 percentage points in the second quarter of 2006 compared to the same period of 2005. While gross margin improved in Insulating Systems segment, it was more than offset by reductions in other segments, primarily Composite Solutions, which was negatively impacted by the Taloja, India facility during its capacity expansion, the furnace rebuild at our manufacturing facility in Brazil, and higher materials, energy and transportation costs, compounded by lower prices.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses remained flat in the second quarter of 2006 compared to the same period of 2005, but declined as a percentage of sales to 8.1% in 2006 from 8.9% in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME FROM OPERATIONS

Income from operations remained relatively flat due to the reduction in gross margin discussed above and a $21 million increase in Chapter 11 related charges, offset by a $27 million gain on the sale of metals used in certain production tooling and an $8 million gain associated with insurance recoveries related to the Taloja, India flood. The increase in Chapter 11 charges was the result of increased professional fees related to the Chapter 11 bankruptcy emergence process.

INTEREST EXPENSE

The 2006 results include expenses of $59 million with respect to the Pre-Petition Credit Facility for the quarter ended June 30, 2006 relating to post-petition interest and certain other fees, in light of the terms of the Plan. The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning has recorded, for the period ended June 30, 2006, additional expenses of (i) $28 million for the period from the Petition Date through March 31, 2006, and (ii) has recorded $2 million for the quarter ended June 30, 2006, in each case reflecting post-petition interest with respect to such unsecured trade claims.

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Filing, contractual interest expense on pre-petition debt of the Debtors other than the Pre-Petition Credit Facility and certain allowed unsecured trade claims against Debtors other than Owens Corning has not been accrued or recorded since the Petition Date. From the Petition Date through June 30, 2006, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $590 million, of which $26 million relate to the second quarter of 2006 and $26 million relate to the second quarter of 2005.

INCOME TAX EXPENSES

On an on-going basis, the Company records valuation allowances related to realization of certain tax assets, including deferred tax assets related to asbestos-related liabilities. In light of the Company’s financial position and Chapter 11 proceedings, including the current plan of reorganization, the Company decreased its valuation allowance, due to an additional change in the current plan of reorganization, by $225 million for tax assets related to asbestos-related tax liabilities, resulting in a $225 million tax benefit in the quarter and an effective tax rate of negative 206%.

On May 18, 2006, new Texas state tax legislation, which substantially changes the state’s tax system, was enacted. The legislation impacted the Company’s ability to utilize its deferred tax assets, including previously recorded state of Texas net operating loss carry forwards. As a result of this new legislation, the Company incurred $10 million of additional tax expense during the second quarter to record its deferred tax assets and net operating loss carry forwards at realizable value.

NET INCOME

Due to the factors mentioned above, net income for the second quarter of 2006 was $251 million, or $4.19 per share, compared to net income of $67 million, or $1.13 per share, for the second quarter of the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated Results for the Six Months Ended June 30, 2006 and 2005

	Six Months ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$3,323	$2,992
Gross margin As a percent of sales	$565 17.0%	$547 18.3%
Marketing and administrative As a percent of sales	$271 8.2%	$265 8.9%
Provision (credit) for asbestos litigation claims (recoveries)	$(3)	$4,342
Income (loss) from operations	$283	$(4,112)
Interest expense	$151	$1
Income tax (benefit) expense	$(179)	$51
Net income (loss)	$314	$(4,170)

NET SALES

Net sales for the six months ended June 30, 2006 were $3.323 billion, an 11.1% increase from the 2005 level of $2.992 billion. All segments improved, with about two-thirds of the increase resulting from higher prices primarily in Insulating Systems and Roofing and Asphalt, largely in response to increased costs.

Sales outside the United States represented 17% of total sales for the six months ended June 30, 2006, compared to 16% during the same time period in 2005.

GROSS MARGIN

Gross margin as a percent of sales for the six months ended June 30, 2006 decreased by 1.3 points compared to the same period of 2005. The Insulating Systems segment gross margin as a percent of sales improved primarily as a result of continued strong demand in the US housing and remodeling markets as well as commercial and industrial markets. The Roofing and Asphalt and Other Building Materials and Services segments gross margin as a percent of sales remained flat. The Composite Solutions segment gross margin as a percent of sales was negatively impacted by increased costs associated with the Taloja, India manufacturing facility being shutdown in conjunction with a capacity expansion, lower prices, and higher materials, energy and transportation costs.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were $271 million for the first six months of 2006, declining as a percent of sales to 8.2%, compared to 8.9% for the first half of 2005.

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

INCOME FROM OPERATIONS

The increase in income from operations in 2006 compared to 2005 was primarily due to the impact of the $4.342 billion provision for asbestos litigation claims during the earlier period. Income was also positively impacted by strong sales and our ability to achieve some operating efficiencies derived from the strong demand in our largest markets. Additionally, our Composite Solutions segment also recognized approximately $35 million in gains in the United States related to the disposition of certain assets. Offsetting these gains were $9 million in losses related to a mark to market adjustment on energy related derivative instruments in the first quarter of 2006.

INTEREST EXPENSE

The 2006 results include expenses of $125 million with respect to the Pre-Petition Credit Facility relating to post-petition interest and certain other fees, in light of the terms of the Plan. Of these expenses, $12 million was recorded as an additional adjustment for the period ended December 31, 2005. The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning has recorded, for the period ended June 30, 2006, additional expenses of (i) $27 million for the period from the Petition Date through December 31, 2005, and (ii) $3 million for the first six months of 2006, in each case reflecting post-petition interest with respect to such unsecured trade claims.

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Filing, contractual interest expense on pre-petition debt of the Debtors other than the Pre-Petition Credit Facility and certain allowed unsecured trade claims against Debtors other than Owens Corning has not been accrued or recorded since the Petition Date. From the Petition Date through June 30, 2006, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $590 million, of which $52 million relate to the first six months of 2006 and $52 million relate to the first six months of 2005.

INCOME TAX EXPENSES

On an on-going basis, the Company records valuation allowances related to realization of certain tax assets, including deferred tax assets related to asbestos-related liabilities. In light of the Company’s financial position and Chapter 11 proceedings, including the current plan of reorganization, the Company decreased its valuation allowance for tax assets related to asbestos-related liabilities by $40 million during

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the first quarter of 2006, resulting in a $40 million tax benefit in the quarter. In the second quarter of 2006, the Company further decreased its valuation allowance, due to an additional change in the current plan of reorganization, by an additional $225 million for tax assets related to asbestos-related tax liabilities, resulting in a $225 million tax benefit in the quarter. As a result of these items, the Company had an effective tax rate of negative 136% for the first six months of 2006.

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

On May 18, 2006, new Texas state tax legislation, which substantially changes the state’s tax system, was enacted. The legislation impacted the Company’s ability to utilize its deferred tax assets, including previously recorded state of Texas net operating loss carryforwards. As a result of this new legislation, the Company incurred $10 million of additional tax expense during the second quarter to record its deferred tax assets and net operating loss carryforwards at realizable value.

NET INCOME

For the first half of 2006, Owens Corning reported net income of $314 million, or $5.24 per share, compared to net loss of $4.170 billion, or ($75.38) per share, for the first six months of the prior year. The net loss in 2005 reflected the $4.342 billion provision for asbestos litigation claims and the other items mentioned above.

TALOJA, INDIA MANUFACTURING FACILITY

During the week of July 24, 2005, the Company experienced a flood at its Taloja, India manufacturing facility, a 60% owned joint venture. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company estimates it has incurred, and expects to recover, approximately $25 million to $35 million of property damage costs and business interruption losses in 2005 and in the first quarter of 2006 associated with the Taloja flood. In the second quarter of 2006, the Company finalized settlement of its insurance claim with the policy maintained by the joint venture, resulting in a gain of approximately $8 million. The Company is in the process of settling the remaining claim under its global insurance policy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment Results for the Three Months Ended June 30, 2006 and 2005

Insulating Systems

The table below provides a summary of sales and income from operations for the Insulating Systems segment.

	Three months ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$519	$459

Percent change from prior year	13.1%

Income From Operations	$112	$97

Percent change from prior year	15.5%

NET SALES

Net sales for the second quarter of 2006 were $519 million, a 13.1% increase from the 2005 level of $459 million. This increase was primarily the result of the continued strong demand in the US housing and remodeling markets as well as the commercial and industrial market. Favorable pricing in major product categories, to recover energy, material and transportation costs increases, also contributed to the increase in revenues, with the industry continuing to operate at high capacity utilization rates.

INCOME FROM OPERATIONS

Income from operations for the quarter ended June 30, 2006, was $112 million, a 15.5% increase from the 2005 level of $97 million. Favorable pricing, higher volume and improved operating efficiencies more than offset inflation.

Roofing and Asphalt

The table below provides a summary of sales and income from operations for the Roofing and Asphalt segment.

	Three months ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$501	$473

Percent change from prior year	5.9%
Income From Operations	$48	$51

Percent change from prior year	(5.9)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

Net sales for the second quarter of 2006 were $501 million, a 5.9% increase from the 2005 level of $473 million. This increase was primarily the result of price increases, generally reflecting the effects of pass through of higher energy, material, and transportation costs, which more than offset volume declines.

INCOME FROM OPERATIONS

Income from operations for the second quarter of 2006 was $48 million, a 5.9% decrease from the 2005 level of $51 million. The decrease was due to volume declines and significant raw material inflation, which were partially offset by price increases and improved operating efficiency.

Other Building Materials and Services

The table below provides a summary of sales and income from operations for the Other Building Materials and Services segment.

	Three months ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$346	$326

Percent change from prior year	6.1%

Income From Operations	$8	$10

Percent change from prior year	(20.0)%

NET SALES

Net sales for the second quarter of 2006 were $346 million, a 6.1% increase from the 2005 level of $326 million. This increase was primarily the result of higher volumes, particularly in the manufactured stone veneer and construction services businesses.

INCOME FROM OPERATIONS

Income from operations for the second quarter of 2006 was $8 million, a 20.0% decrease from the 2005 level of $10 million. The decrease was due to the inflation impact of energy, materials, labor and transportation, offset partially by increased prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composite Solutions

The table below provides a summary of sales and income from operations for the Composite Solutions segment.

	Three months ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$411	$384

Percent change from prior year	7.0%

Income From Operations	$51	$33

Percent change from prior year	54.5%

NET SALES

Net sales for the second quarter of 2006 were $411 million, a 7.0% increase from the 2005 level of $384 million. The increase in sales was primarily attributable to the acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd. which occurred on May 1, 2006. Modest volume increases offset the impact of lower pricing.

INCOME FROM OPERATIONS

Income from operations for the second quarter of 2006 was $51 million, a 54.5% increase from the 2005 level of $33 million. Gains on the sale of metals used in certain production tooling accounted for $27 million of the improvement. Without this gain, income from operations would have declined by $9 million, largely due to the negative impact of approximately $2 to $4 million associated with the Taloja, India manufacturing facility being shutdown in conjunction with a capacity expansion, lower prices, and inflation in raw materials, energy and transportation. Partially offsetting these reductions was an $8 million gain related to the insurance recoveries associated with the July, 2005 flood of the Taloja, India manufacturing facility.

Corporate, Other and Eliminations

The table below provides a summary of loss from operations for the Corporate, Other and Eliminations category.

	Three months ended June 30,
	2006	2005
	(Dollars in millions)
Loss From Operations	$(51)	$(22)

Percent change from prior year	(131.8)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LOSS FROM OPERATIONS

Loss from operations for the second quarter of 2006 was $51 million, a 131.8% increase from the $22 million loss from operations in 2005. This increase was primarily the result of an increase in Chapter 11 related reorganization expenses of $21 million in 2006, and a 2005 credit of $13 million due to a legislative change related to Ohio tax law.

Segment Results for the Six Months ended June 30, 2006 and 2005

Insulating Systems

The table below provides a summary of sales and income from operations for the Insulating Systems segment.

	Six months ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$1,041	$911

Percent change from prior year	14.3%

Income From Operations	$235	$190

Percent change from prior year	23.7%

NET SALES

Net sales for the six months ended June 30, 2006 were $1.041 billion, a 14.3% increase from the 2005 level of $911 million. This increase was primarily the result of the continued strong demand in the US housing and remodeling markets as well as the commercial and industrial market. Favorable pricing in major product categories, to recover energy, material and transportation costs increases, also contributed to the increase in revenues, with the industry continuing to operate at high capacity utilization rates.

INCOME FROM OPERATIONS

Income from operations for the six months ended June 30, 2006, was $235 million, a 23.7% increase from the 2005 level of $190 million. Favorable pricing, higher volume and improved operating efficiencies more than offset inflation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing and Asphalt

The table below provides a summary of sales and income from operations for the Roofing and Asphalt segment.

	Six months ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$962	$861

Percent change from prior year	11.7%

Income From Operations	$78	$63

Percent change from prior year	23.8%

NET SALES

Net sales for the six months ended June 30, 2006, were $962 million, an 11.7% increase from the 2005 level of $861 million. This increase was primarily the result of price increases, generally reflecting the effects of pass through of higher energy, material, and transportation costs, which more than offset volume declines.

INCOME FROM OPERATIONS

Income from operations for the six months ended June 30, 2006, was $78 million, a 23.8% increase from the 2005 level of $63 million. The increase was due to price increases and productivity which more than offset raw material inflation.

Other Building Materials and Services

The table below provides a summary of sales and income from operations for the Other Building Materials and Services segment.

	Six months ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$639	$567

Percent change from prior year	12.7%

Income (Loss) From Operations	$5	$(2)

Percent change from prior year	N/A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

Net sales for the six months ended June 30, 2006, were $639 million, a 12.7% increase from the 2005 level of $567 million. This increase was primarily the result of volume growth in all of the businesses within this segment.

INCOME FROM OPERATIONS

Income from operations for the six months ended June 30, 2006, was $5 million, an increase from the 2005 loss of $2 million. The increase was due to favorable pricing that slightly exceeded energy, material and transportation inflation.

Composite Solutions

The table below provides a summary of sales and income from operations for the Composite Solutions segment.

	Six months ended June 30,
	2006	2005
	(Dollars in millions)
Sales	$784	$751

Percent change from prior year	4.4%

Income From Operations	$65	$63

Percent change from prior year	3.2%

NET SALES

Net sales for the six months ended June 30, 2006 were $784 million, a 4.4% increase from the 2005 level of $751 million. The increase in sales was primarily attributable to the acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd. which occurred on May 1, 2006. Modest volume increases offset the impact of lower pricing.

INCOME FROM OPERATIONS

Income from operations for the six months ended June 30, 2006, was $65 million, a 3.2% increase from the 2005 level of $63 million. Gains on the sale of metals used in certain production tooling accounted for $35 million of the improvement. Without this gain, income from operations would have declined by $30 million, largely due to the negative impact of approximately $8 to $10 million associated with the Taloja, India manufacturing facility being shutdown in conjunction with a capacity expansion, lower prices, and inflation in raw materials, energy and transportation. Partially offsetting these reductions was an $8 million gain related to the insurance recoveries associated with the July, 2005 flood of the Taloja, India manufacturing facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of loss from operations for the Corporate, Other and Eliminations category.

	Six months ended June 30,
	2006	2005
	(Dollars in millions)
Loss From Operations	$(100)	$(4,426)

Percent change from prior year	97.7%

LOSS FROM OPERATIONS

The improvement in loss from operations in 2006 was primarily due to the $4.342 billion provision for asbestos litigation claims recorded in 2005, and a decrease of $5 million in Chapter 11 related reorganization items due to higher investment returns on the Fibreboard Settlement Trust assets and cash and cash equivalents during 2006. Offsetting these improvements were $9 million in losses related to a mark to market adjustment on energy related derivative instruments in the first quarter of 2006.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

We ended the second quarter of 2006 with a cash balance of $1.493 billion, a decrease of $66 million from December 31, 2005. The following table provides information regarding our liquidity.

	Six Months Ended June 30,
	2006	2005
	(Dollars in millions)
Cash balance	$1,493	$1,048
Cash flow from operations	$79	$54
Cash flow from investing activities	$(158)	$(115)
Unused committed credit lines	$79	$103

Cash flow from operations was a positive $79 million for the first six months of 2006, compared to $54 million for the same period of 2005. This increase in cash from operations was primarily driven by improved income from operations. Net working capital and the current ratio at June 30, 2006 were $976 million and 1.51, respectively, compared to $1.391 billion and 2.51 as of June 30, 2005. The declines in net working capital and the current ratio are primarily the result of recording interest on certain pre-petition liabilities beginning in the third quarter of 2005.

Investing activities consumed $158 million in cash during the first half of 2006, compared to $115 million during the same period in 2005. Under expected market conditions, we anticipate spending approximately $200 million in capital investments in the last two quarters of 2006, substantially all of which are uncommitted as of June 30, 2006. We expect these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities during the first six months of 2006 provided cash of $8 million, compared to a use of cash of $9 million for the same period in 2005. The cash provided by financing in the first half of 2006 primarily resulted from additional borrowings to refinance debt in India. The use of cash in 2005 primarily related to payments of outstanding debt in India, partially offset by additional borrowings to refinance debt in India.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At June 30, 2006, we had $2.952 billion of debt subject to compromise and $63 million of other debt, compared to $2.952 billion of debt subject to compromise and $55 million of other debt at December 31, 2005.

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $5 million to the plans during the first six months of 2006, and an additional $5 million in July 2006. We expect to make additional cash contributions of $35 to $50 million during the remainder of the year. The contributions will be made from the Company’s current cash balance and cash generated from operations. The Company’s pension related assets decreased to $441 million at June 30, 2006, from $471 million at December 31, 2005. The Company’s recorded long-term pension plan liability increased to $702 million at June 30, 2006, from $684 million at December 31, 2005, primarily due to the acquisition of a manufacturing facility in Japan on May 1, 2006. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. In September 2004, the credit facility was renewed for an additional 2 years. There were no borrowings outstanding under the DIP Financing at June 30, 2006; however, approximately $171 million of the availability under this facility was utilized as the result of the issuance of standby letters of credit and similar uses.

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

As described above the USBC has scheduled a hearing on the confirmation of the Company’s currently proposed Plan to commence on September 18, 2006. The timing of cash inflows and outflows related to the Plan will depend on whether and when the Plan becomes effective and the outcome of the FAIR Act.

If the Plan is confirmed and becomes effective, the Company’s cash obligations under the Plan include the following:

•	The 524(g) Trust will receive: (1) $1,250 million in cash, (ii) all amounts held in the Fibreboard Settlement Trust and certain asbestos-related escrow and administrative accounts, and (iii) a contingent right to payment in the amount of approximately $1.390 billion. The contingent right to payment will be payable to the 524(g) Trust depending upon whether the FAIR Act is enacted

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

into law on or before the date occurring ten days after the conclusion of the 109th Congress (the “Trigger Date”). With certain exceptions, if the FAIR Act has been enacted into law on or before the Trigger Date and is not subject to a constitutional challenge to its validity on or before March 31, 2007, the contingent right to payment will be cancelled without any payment. If the FAIR Act has not been enacted into law by the Trigger Date, the Company will be obligated to satisfy the contingent right to payment by cash payment no later than January 8, 2007. If, as of the Trigger Date, the FAIR Act has been enacted into law but is subject to legal challenge, payment under the contingent right to payment will be suspended until the legal challenge has been resolved by final non-appealable judgment.

•	$2.423 billion in cash (calculated as of June 30, 2006) payable to holders of debt under the Pre-Petition Credit Facility.

•	$284 million in cash (calculated as of June 30, 2006) payable to general unsecured creditors.

Other than amounts payable with respect to the Fibreboard Settlement Trust and the asbestos-related escrow and administrative accounts, which would be paid directly from those sources, the Company expects to fund its cash obligations under the Plan from its accumulated cash and cash equivalents, cash available from operations, a rights offering of reorganized Owens Corning common stock that is expected to raise gross proceeds of approximately $2.187 billion, and new debt financing. In connection with the referenced rights offering, the Company has entered into an Equity Commitment Agreement with J.P. Morgan Securities Inc. (“JPMSI”), whereby JPMSI, subject to certain terms and conditions, has committed to purchase from the Company any of the shares of reorganized Owens Corning common stock not subscribed for and purchased pursuant to the rights offering. The Equity Commitment Agreement obligated the Company to pay JPMSI a fee of $100 million. Such fee was paid on July 10, 2006, following the entry of an order by the USBC authorizing the Company’s entry into and implementation of the Equity Commitment Agreement. With respect to the referenced new debt financing, the Company has entered into a Senior Credit Facilities Commitment Letter with Citigroup Global Markets Inc., Bank of America, N.A. and Banc of America Securities LLC pursuant to which such entities have committed, subject to the ultimate approval of the USBC, definitive credit documentation and certain other terms and conditions, to provide reorganized Owens Corning (or one or more of its affiliates) with post-emergence financing, consisting of a $1.4 billion term loan facility and a $1.0 billion revolving credit facility. In addition, the Company has entered into an Engagement Letter with Citigroup Global Markets Inc. pursuant to which the Company engaged Citigroup to underwrite one or more potential securities offerings within six months after the effective date of the Plan. There can be no assurance that financing or other funding will become available on terms currently contemplated or otherwise on commercially reasonable terms.

The Company believes, based on information currently available to it, that its cash and cash equivalents, cash available from operations, and cash available from external sources will provide sufficient liquidity to meet its obligations in connection with its emergence from Chapter 11 and to satisfy its normal course cash requirements following emergence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements in the ordinary course of business, such as securitization of accounts receivable and guarantees with respect to unconsolidated affiliates and other entities. There have been no significant changes in the Company’s off balance sheet arrangements during the six months ended June 30, 2006.

Other than those effects inherent to the types of arrangements described, the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. During the first six months of 2006, there were no material changes to such contractual obligations outside the ordinary course of the Company’s business.

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

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, and it will likely cause greater volatility in the consolidated statement of income as more items are recognized discretely within income tax expense. This statement becomes effective for annual periods beginning after December 15, 2006. The Company is still evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

ENVIRONMENTAL MATTERS

The Company has been deemed by the United States Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”). The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At June 30, 2006, a total of 61 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2006, the Company’s reserve for such liabilities was $13 million. In connection with the Filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the Bankruptcy Court, with various federal, state

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and local authorities, as well as private claimants. On July 23, 2003, the Bankruptcy Court approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA, including liabilities associated with some of the PRP designations noted above. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

The 1990 Clean Air Act Amendments (the “Act”) provide that the EPA will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for wet formed fiberglass mat production in April 2002, and for reinforced plastic composites production and asphalt roofing and processing in April 2003. The Company anticipates that other relevant sources to be regulated in the near future include large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the Act to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under the Plan (as defined below) or some other Chapter 11 plan of reorganization to be voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, a proposed fourth amended joint plan of reorganization (the “Fourth Amended Plan”) in the USBC on October 24, 2003, a proposed fifth amended joint plan of reorganization in the USBC on December 31, 2005, and certain proposed modifications to such proposed fifth amended plan in the USBC on March 29, 2006 (as so amended, the “Fifth Amended Plan”).

As described in further detail below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on June 5, 2006 a proposed sixth amended joint plan of reorganization in the USBC along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended through such modified sixth amended joint plan and such modified disclosure statement, such documents are referred to herein as the “Plan” and the “Disclosure Statement”, respectively). As further discussed below, the Plan is consistent with the terms of the Settlement Term Sheet dated as of May 8, 2006 (as defined below) agreed to by and among the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of future asbestos claimants, the official representatives of bondholders and trade creditors, the ad hoc bondholders’ committee, and the ad hoc equity holders’ committee. The Plan was also supported by the steering committee of holders of obligations under the Pre-Petition Credit Facility pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement.

On July 10, 2006, the USBC held a hearing on, and on July 11, 2006 the USBC entered an order approving, the Disclosure Statement for use in soliciting votes on the Plan. In the order approving the Disclosure Statement, the USBC scheduled the hearing on the confirmation of the Plan to commence on September 18, 2006. The Debtors have the exclusive right to file and solicit acceptances of a plan of reorganization through October 31, 2006. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court. There can be no assurance that the Plan or any other plan supported by Owens Corning and less than all of the major creditor groups will be ultimately confirmed by the Bankruptcy Court and consummated.

The Plan has been significantly amended from the Fourth Amended Plan. In particular, the Plan is not premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation (the “Substantive Consolidation Order”). In the Substantive Consolidation Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Substantive Consolidation Order with the Third Circuit. On August 15, 2005, the Third Circuit reversed the Substantive Consolidation Order. The Legal Representative for the class of future asbestos personal injury claimants and certain designated members of the Official Committee of Unsecured Creditors subsequently filed petitions for rehearing en banc of the Third Circuit’s decision. Those petitions for rehearing were denied by the Third Circuit on September 28, 2005. The Legal Representative for the class of future asbestos personal injury claimants and certain bondholders subsequently filed petitions for certiorari with the United States Supreme Court with respect to the Third Circuit’s decision on the Substantive Consolidation Order. These petitions for writ of certiorari were denied by the Supreme Court on May 1, 2006.

As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order on August 15, 2005, Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, and consistent with the terms of the Fifth Amended Plan, Owens Corning previously (beginning with the period ending September 30, 2005) has recorded expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through March 31, 2006 in the amount of $801 million relating to post-petition interest and certain other post-petition fees. The Plan provides that the holders of debt under the Pre-Petition Credit Facility are deemed to be unimpaired and shall be paid an amount in cash equal to the amount of their allocated claims plus the sum of (i) the amount of interest accrued through the date of delivery of the initial distribution under the Plan to holders of claims under the Pre-Petition Credit Facility (the “Initial Bank Holders’ Distribution”) on the amounts outstanding under the Pre-Petition Credit Facility as of the Petition Date, at the Base Rate plus 2% (as defined below) on a compounding basis (compounded quarterly), and (ii) the amount of any accrued and unpaid post-petition fees payable under the Pre-Petition Credit Facility through the date of delivery of the Initial Bank Holders’ Distribution, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus accrued interest thereon pursuant to the Pre-Petition Credit Facility calculated on a compounding basis (compounded quarterly). In light of such terms of the Plan, Owens Corning has recorded, for the quarter ended June 30, 2006, additional expenses of $59 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

accrued interest thereon calculated on a compounding basis (compounded quarterly). However, Owens Corning reserves its rights with respect to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Final Bank Unimpairment Order (as defined below). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued an interim order providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. Following a hearing on May 10, 2006, the USBC entered a final bank unimpairment order (the “Final Bank Unimpairment Order”).

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning has recorded, for the period ended June 30, 2006, additional expenses of (i) $28 million for the period from the Petition Date through March 31, 2006, and (ii) $2 million for the quarter ended June 30, 2006, in each case reflecting post-petition interest with respect to such unsecured trade claims. However, this estimate is based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims against Debtors other than Owens Corning, Owens Corning expects to continue to accrue interest on such unsecured trade claims in future periods, to the extent required under applicable law.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation.

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

Related Developments

PROPOSED ASBESTOS LEGISLATION

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (as subsequently amended or modified, the “FAIR Act”).

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

The proposed legislation was voted out of the Senate Judiciary Committee on May 26, 2005. On February 14, 2006, the U.S. Senate failed to secure the votes required to waive a budget point of order that was raised against the proposed legislation. The proposed legislation has since been removed from the floor and recommitted to the Senate Judiciary Committee. On or about May 26, 2006, Senators Specter and Leahy introduced an amended version of the FAIR Act, entitled the Fairness in Asbestos Resolution Act of 2006, to incorporate certain amendments which had been offered with respect to the prior version of the bill.

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be. The provisions of any legislation ultimately enacted may have a material effect on the amount of liability that Owens Corning and Fibreboard ultimately have for asbestos-related claims, which could be less than the amounts reserved for in Owens Corning’s financial statements. In light of these uncertainties, and as further detailed below, the Plan provides for certain contingent payments to be made to the 524(g) Trust (defined below) depending on, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress.

OTHER MATTERS FILED IN THE USBC

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Subsequently, further proceedings on this matter were voluntarily continued by the movants on a monthly basis. On March 23, 2006, the Official Committee of Unsecured Creditors authorized the withdrawal of the motion.

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

The Plan of Reorganization

On or about May 10, 2006, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, the official representatives of bondholders and trade creditors, the ad hoc bondholders’ committee and the ad hoc equity holders’ committee executed a settlement term sheet, dated as of May 8, 2006, outlining the principal terms of a plan of reorganization to be proposed by Owens Corning, including the treatment to be provided to the various classes of creditors (the “Settlement Term Sheet”), which terms are now incorporated in the Plan and described in the Disclosure Statement. Additionally, on or about May 10, 2006, Owens Corning, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and certain holders of pre-petition bonds issued by Owens Corning entered into a plan support agreement (the “Plan Support Agreement”) in connection with a plan incorporating the terms set forth in the Settlement Term Sheet. The Plan Support Agreement generally provides that the holders of pre-petition bonds issued by Owens Corning that are party to the Plan Support Agreement have agreed to accept the treatment provided for their claims in the Settlement Term Sheet and, subject to the terms of the Plan Support Agreement and the Bankruptcy Code, to support a plan of reorganization consistent with the terms of the Settlement Term Sheet, which obligations shall bind any successors or assigns of such holders. On June 29, 2006, the USBC entered an order authorizing the Debtors and the other parties thereto to enter into and implement the terms of the Plan Support Agreement.

As described above, consistent with the terms of the Settlement Term Sheet, on July 10, 2006, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed the Plan and Disclosure Statement. On July 11, 2006, the USBC entered an order approving the Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s earlier reversal of the Substantive Consolidation Order described above, the current Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and interests in each of the Debtors. In addition, as part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it. The USBC has set September 18, 2006 as the hearing date on the confirmation of the Plan. At this time, Owens Corning is unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As set forth in the Plan and the Disclosure Statement, the Plan currently provides that all of Owens Corning’s previously issued stock, options and warrants will be cancelled, and up to 131.4 million shares of new common stock of reorganized Owens Corning will be distributed to certain creditors, directors and employees, including 28.2 million shares that will be held in treasury for potential distribution to the 524(g) Trust and 72.9 million shares that are subject to the $2.187 billion rights offering described in the immediately succeeding paragraph. Pursuant to the Plan, the holders of Owens Corning pre-petition bonds and certain other unsecured creditors will receive 27.0 million shares of new common stock, plus cash and the opportunity to participate in the rights offering. The Plan also provides that, subject to certain conditions, holders of Owens Corning’s previously issued stock and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning. With certain exceptions, in the event the FAIR Act is enacted into law on or before the tenth day after the conclusion of the 109th Congress and is not subject to a constitutional challenge to its validity on or before March 31, 2007, such holders will have the right under the Plan to exchange the aforementioned warrants for an amount of new common stock of reorganized Owens Corning. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are primarily asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

Also on May 10, 2006, consistent with the terms of the Settlement Term Sheet and the Plan, Owens Corning and J.P. Morgan Securities Inc. (“J.P. Morgan” or the “Investor”) executed an Equity Commitment Agreement. The Equity Commitment Agreement contemplates a $2.187 billion rights offering, whereby certain holders of eligible Owens Corning bond and other unsecured claims would be offered the opportunity to subscribe for up to their pro rata share of 72.9 million shares of new common stock of Reorganized Owens Corning at a purchase price of $30.00 per share. On June 29, 2006, the Bankruptcy Court entered an order authorizing the Debtors, the Investor, and certain other parties to enter into and implement the terms of the Equity Commitment Agreement and a corresponding Syndication Agreement by and among the Investor and certain bondholders and other backstop parties, which order, pursuant to its terms, became final and binding upon the parties on or about July 10, 2006.

In addition to the foregoing rights offering, the Plan provides, as contemplated by the Settlement Term Sheet, that as a condition to the occurrence of the Plan’s effective date, the Debtors shall have entered into and shall have credit availability under an exit financing facility in an amount sufficient to meet the needs of the reorganized Debtors, as determined by the Debtors, the Official Committee of Asbestos Claimants, and the Legal Representative for the class of future asbestos claimants. In furtherance of this requirement, Owens Corning, Citigroup Global Markets Inc., Bank of America, N.A. and Banc of America Securities LLC entered into a Senior Credit Facilities Commitment Letter on or about June 29, 2006, pursuant to which Citigroup, Bank of America, and Banc of America Securities have committed, subject to the ultimate approval of the USBC, definitive credit documentation and certain other terms and conditions, to provide reorganized Owens Corning (or one or more of its affiliates) with post-emergence financing, consisting of a $1.4 billion term loan facility and a $1.0 billion revolving credit facility (cumulatively, the “Exit Facility”). In addition, Owens Corning entered into an Engagement Letter with Citigroup Global Markets Inc. on or about June 29, 2006 pursuant to which Owens Corning engaged Citigroup to underwrite one or more potential securities offerings within six months after the effective date of the Plan. Pursuant to the Plan, the proceeds of the Exit Facility shall be used to fund, among other things, certain distributions provided under the Plan, provided, however, that as of the effective date, the aggregate amount outstanding under the Exit Facility shall not exceed $1.8 billion. On July 20, 2006, the USBC entered an order authorizing Owens Corning to enter into and implement the terms and conditions of the Senior Credit Facilities Commitment Letter and certain letters and agreements ancillary thereto.

As described in greater detail in the Plan and Disclosure Statement, and consistent with the terms of the Final Bank Unimpairment Order, the holders of debt under the Pre-Petition Credit Facility are deemed to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

be unimpaired, and the Plan provides that they will be paid cash in an aggregate amount equal to the amount of their allowed claims plus post-petition interest on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus interest thereon calculated on a compounding basis (compounded quarterly) under the Pre-Petition Credit Facility. As previously disclosed, as of June 30, 2006, Owens Corning has recorded expenses of $860 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus interest thereon calculated on a compounding basis (compounded quarterly). However, Owens Corning reserves its rights with respect to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Final Bank Unimpairment Order. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued an interim unimpairment order providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan, then (i) such claims are rendered unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. Following a hearing on May 10, 2006, the Bankruptcy Court entered the Final Bank Unimpairment Order.

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning has recorded, for the period ended June 30, 2006, additional expenses of (i) $28 million for the period from the Petition Date through March 31, 2006, and (ii) $2 million for the quarter ended June 30, 2006, in each case reflecting post-petition interest with respect to such unsecured trade claims. However, this estimate is based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims against Debtors other than Owens Corning, Owens Corning expects to continue to accrue interest on such unsecured trade claims in future periods, to the extent required under applicable law.

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

(including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation.

Under the Plan, a trust, which is intended to qualify under section 524(g) of the Bankruptcy Code (the “524(g) Trust”), will be created from which asbestos claimants will be paid. The Plan provides that cash, the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements) and specified other assets, will fund the 524(g) Trust. Additionally, the Plan contemplates that the 524(g) Trust will receive a contingent right to (i) payment by reorganized Owens Corning (or one of its affiliates) of $1.390 billion in cash, plus 7% simple interest from the Plan effective date to the payment date, and (ii) issuance and delivery by reorganized Owens Corning (or one of its affiliates) to the 524(g) Trust of 28.2 million shares of new common stock that, on the Plan effective date, will be reserved and held in treasury for future issuance and potential distribution. Pursuant to the Plan, these contingent rights will be payable and the reserved shares will be distributed to the 524(g) Trust depending upon, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress. With certain exceptions, if the FAIR Act has been enacted into law on or before the tenth day after the conclusion of the 109th Congress and is not subject to a constitutional challenge to its validity on or before March 31, 2007, the contingent right to payment will be cancelled and no reserved shares will be issued or distributed to the 524(g) Trust.

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

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled. Subject to certain conditions, however, current shareholders and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning.

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

Although they have not filed Chapter 11 Cases at the present time, Owens Corning reserves the right to initiate Chapter 11 proceedings on behalf of three subsidiaries, IPM Inc., Vytec Corporation and Owens-Corning Fiberglas Sweden, Inc., that issued guarantees with respect to the Pre-Petition Credit Facility, in the event Owens Corning deems it necessary to do so in order for such subsidiaries to be covered by the terms of the Plan. The timing of any such filing would permit the inclusion of such entities as part of the Plan confirmation process.

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

In its review of the filed claims, Owens Corning identified approximately 15,600 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and likely will file additional objections. As of June 30, 2006, approximately 13,200 of the Objectionable Claims, totaling approximately $5.9 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,400 claims, totaling approximately $8.0 billion. As of June 30, 2006, approximately 1,700 of these claims, totaling approximately $0.5 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.3 billion. The remaining claims consist of:

•	Approximately 2,800 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. Owens Corning will address all asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 Cases. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

•	Approximately 100 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

•	Approximately 4,800 claims, totaling approximately $5.2 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: claims by the United States Department of Treasury, totaling approximately $534 million, in connection with taxes (see discussion regarding the tax claims and related settlement under the heading “Tax Claim” in Note 9 to the Consolidated Financial Statements); a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements); environmental claims totaling approximately $111 million; and claims for contract rejections, totaling approximately $95 million, of which approximately $28 million are protective claims covering contracts which have not been rejected by the Debtors as of June 30, 2006.

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

As described above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. The Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard. In addition, the Memorandum and Order did not address whether a bar date would be established for asbestos-related personal injury or wrongful death claims as to either Owens Corning or Fibreboard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “likely”, “may”, “plan”, “project”, “strategy”, “will”, and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

•	the outcome of our Chapter 11 reorganization;

•	the future outcome of the FAIR Act;

•	our legal restructuring and the formation of a holding company structure;

•	competitive factors;

•	pricing pressures;

•	availability and cost of energy and materials;

•	construction activity;

•	interest rate movements;

•	issues involving implementation of new business systems;

•	achievement of expected cost reductions and/or productivity improvements;

•	general economic and political conditions, including new legislation;

•	overall global economic environment;

•	foreign exchange fluctuations;

•	the success of research and development activities;

•	difficulties or delays in manufacturing; and

•	labor disputes

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

ITEM 1. LEGAL PROCEEDINGS (continued)

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

Owens Corning anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under the Plan (as defined below) or some other Chapter 11 plan of reorganization to be voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. On January 17, 2003, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative, for the class of future asbestos claimants, filed a proposed joint plan of reorganization in the USBC. The same proponents filed a proposed amended joint plan of reorganization in the USBC on March 28, 2003, a proposed second amended joint plan of reorganization in the USBC on May 23, 2003, a proposed third amended joint plan of reorganization in the USBC on August 8, 2003, a proposed fourth amended joint plan of reorganization (the “Fourth Amended Plan”) in the USBC on October 24, 2003, a proposed fifth amended joint plan of reorganization in the USBC on December 31, 2005, and certain proposed modifications to such proposed fifth amended plan in the USBC on March 29, 2006 (as so amended, the “Fifth Amended Plan”).

The Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on June 5, 2006 a proposed sixth amended joint plan of reorganization in the USBC along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended through such modified sixth amended joint plan and such modified disclosure statement, such documents are referred to herein as the “Plan” and the “Disclosure Statement”, respectively). As further discussed below, the Plan is consistent with the terms of the Settlement Term Sheet dated as of May 8, 2006 (as defined below) agreed to by and among the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, the official representatives of bondholders and trade creditors, the ad hoc bondholders’ committee, and the ad hoc equity holders’ committee. The Plan was also supported by the steering committee of holders of obligations under the Pre-Petition Credit Facility pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement.

On July 10, 2006, the USBC held a hearing on, and on July 11, 2006 the USBC entered an order approving, the Disclosure Statement for use in soliciting votes on the Plan. In the order approving the Disclosure Statement, the USBC scheduled the hearing on the confirmation of the Plan to commence on September 18, 2006. The Debtors have the exclusive right to file and solicit acceptances of a plan of reorganization through October 31, 2006. The Plan (and any other plan of reorganization) is subject to confirmation by the Bankruptcy Court. There can be no assurance that the Plan or any other plan supported by Owens Corning and less than all of the major creditor groups will be ultimately confirmed by the Bankruptcy Court and consummated.

The Plan has been significantly amended from the Fourth Amended Plan. In particular, the Plan is not premised upon the substantive consolidation of Owens Corning and certain of its direct and indirect subsidiaries for the purposes of voting, determining which claims and interests will be entitled to vote to accept or reject the Plan, confirmation of the Plan, and the resultant discharge of and cancellation of

ITEM 1. LEGAL PROCEEDINGS (continued)

claims and interests and distribution of assets, interests and other property under the Plan. On October 5, 2004, the District Court issued a Memorandum and Order Concerning Substantive Consolidation (the “Substantive Consolidation Order”). In the Substantive Consolidation Order, the District Court granted the Debtors’ motion for substantive consolidation. On October 13, 2004, the holders of the debt under the Pre-Petition Credit Facility filed an appeal of the Substantive Consolidation Order with the Third Circuit. On August 15, 2005, the Third Circuit reversed the Substantive Consolidation Order. The Legal Representative for the class of future asbestos personal injury claimants and certain designated members of the Official Committee of Unsecured Creditors subsequently filed petitions for rehearing en banc of the Third Circuit’s decision. Those petitions for rehearing were denied by the Third Circuit on September 28, 2005. The Legal Representative for the class of future asbestos personal injury claimants and certain bondholders subsequently filed petitions for certiorari with the United States Supreme Court with respect to the Third Circuit’s decision on the Substantive Consolidation Order. These petitions for writ of certiorari were denied by the Supreme Court on May 1, 2006.

On or about May 10, 2006, the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, the official representatives of bondholders and trade creditors, the ad hoc bondholders’ committee and the ad hoc equity holders’ committee executed a settlement term sheet, dated as of May 8, 2006, outlining the principal terms of a plan of reorganization to be proposed by Owens Corning, including the treatment to be provided to the various classes of creditors (the “Settlement Term Sheet”), which terms are now incorporated in the Plan and described in the Disclosure Statement. Additionally, on or about May 10, 2006, Owens Corning, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, and certain holders of pre-petition bonds issued by Owens Corning entered into a plan support agreement (the “Plan Support Agreement”) in connection with a plan incorporating the terms set forth in the Settlement Term Sheet. The Plan Support Agreement generally provides that the holders of pre-petition bonds issued by Owens Corning that are party to the Plan Support Agreement have agreed to accept the treatment provided for their claims in the Settlement Term Sheet and, subject to the terms of the Plan Support Agreement and the Bankruptcy Code, to support a plan of reorganization consistent with the terms of the Settlement Term Sheet, which obligations shall bind any successors or assigns of such holders. On June 29, 2006, the USBC entered an order authorizing the Debtors and the other parties thereto to enter into and implement the terms of the Plan Support Agreement.

As described above, consistent with the terms of the Settlement Term Sheet, on July 10, 2006, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants filed the Plan and Disclosure Statement. On July 11, 2006, the USBC entered an order approving the Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supports the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s earlier reversal of the Substantive Consolidation Order described above, the current Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and interests in each of the Debtors. In addition, as part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure. This internal restructuring is expected to be refined further as steps are taken to implement it. The USBC has set September 18, 2006 as the hearing date on the confirmation of the Plan. At this time, Owens Corning is unable to predict the outcome of the hearing on the confirmation of the Plan or the final terms of the Plan (or other plan of reorganization) as may ultimately be confirmed.

On April 7, 2006, upon motion of the agent for the holders of claims under the Pre-Petition Credit Facility (which motion was subsequently joined by certain of the Debtors and Non-Debtor Subsidiaries), the USBC issued an interim order providing among other things that, if claims under the Pre-Petition Credit Facility are paid in full and in cash as provided in the Plan as modified, then (i) such claims are rendered

ITEM 1. LEGAL PROCEEDINGS (continued)

unimpaired and the classes of such claims are conclusively presumed to have accepted the Plan and (ii) such claims shall be paid in full and all claims and remedies arising under or related to the Pre-Petition Credit Facility, including any guarantees executed or delivered in connection therewith, shall be extinguished. Following a hearing on May 10, 2006, the USBC entered a final bank unimpairment order (the “Final Bank Unimpairment Order”).

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court (see Note 9 to the Consolidated Financial Statements). Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation.

Under the Plan, a trust, which is intended to qualify under section 524(g) of the Bankruptcy Code (the “524(g) Trust”), will be created from which asbestos claimants will be paid. The Plan provides that cash, the assets of the existing Fibreboard Settlement Trust (see Note 10 to the Consolidated Financial Statements) and specified other assets, will fund the 524(g) Trust. Additionally, the Plan contemplates that the 524(g) Trust will receive a contingent right to (i) payment by reorganized Owens Corning (or one of its affiliates) of $1.390 billion in cash, plus 7% simple interest from the Plan effective date to the payment date, and (ii) issuance and delivery by reorganized Owens Corning (or one of its affiliates) to the 524(g) Trust of 28.2 million shares of new common stock that, on the Plan effective date, will be reserved and held in treasury for future issuance and potential distribution. Pursuant to the Plan, these contingent rights will be payable and the reserved shares will be distributed to the 524(g) Trust depending upon, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress. With certain exceptions, if the FAIR Act has been enacted into law on or before the tenth day after the conclusion of the 109th Congress and is not subject to a constitutional challenge to its validity on or before March 31, 2007, the contingent right to payment will be cancelled and no reserved shares will be issued or distributed to the 524(g) Trust.

ITEM 1. LEGAL PROCEEDINGS (continued)

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

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled. Subject to certain conditions, however, current shareholders and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning.

On or about October 17, 2003, the Official Committee of Unsecured Creditors filed a motion in the USBC requesting appointment of a Chapter 11 trustee to assume control of the Chapter 11 Cases due to alleged breach of the Debtors’ fiduciary duty of undivided loyalty to act in the best interest of all creditors. After such motion was dismissed by the USBC for failure to comply with local court rules, the Official Committee of Unsecured Creditors re-filed such motion on October 30, 2003. A supplement to the motion of the Official Committee of Unsecured Creditors was filed on May 28, 2004, and various filings in opposition to such supplemented motion were filed by the Debtors, the Legal Representative for the class of future asbestos claimants, and the Official Committee of Asbestos Claimants. Subsequently, further proceedings on this matter were voluntarily continued by the movants on a monthly basis. On March 23, 2006, the Official Committee of Unsecured Creditors authorized the withdrawal of the motion.

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

ITEM 1. LEGAL PROCEEDINGS (continued)

On or about December 20, 2005, an ad hoc committee of preferred and equity security holders (the “Ad Hoc Equity Holders’ Committee”) filed a motion in the USBC seeking appointment of an official preferred and equity security holders committee. Owens Corning, the Legal Representative for the class of future asbestos claimants, the Official Committee of Asbestos Claimants, the United States Trustee and the agent to the holders of debt under the Pre-Petition Credit Facility each filed objections to the motion. At a hearing on January 30, 2006, the USBC denied the motion. An order denying the motion was entered on February 17, 2006. On February 27, the Ad Hoc Equity Holders’ Committee filed a motion for leave to appeal. On March 9, 2006, the Debtors filed their opposition to the motion for leave to appeal. On May 19, 2006, in accordance with the Settlement Term Sheet, the Ad Hoc Equity Holders’ Committee filed a stipulation of dismissal of the appeal. On May 24, 2006, the Court approved the stipulation dismissing the appeal.

On or about December 20, 2005, the Ad Hoc Equity Holders’ Committee filed a motion in the USBC seeking (i) confirmation that Owens Corning shareholders are entitled to prosecute an action in the Delaware Chancery Court to compel a shareholders meeting, or (ii) in the alternative, relief from the automatic stay to prosecute such action. Owens Corning objected to the motion, and the Legal Representative for the class of future asbestos claimants joined in such objection. At a hearing on January 30, 2006, the USBC refused to grant the relief requested in the motion and continued the motion indefinitely, pending further developments with respect to the FAIR Act. On February 28, 2006, the Ad Hoc Equity Holders’ Committee filed a petition for relief in the nature of mandamus in the District Court. On March 23, 2006, the District Court denied the petition. On April 24, 2006, the Ad Hoc Equity Holders’ Committee filed notice of appeal of the District Court’s decision to the Third Circuit. On May 16, 2006, in accordance with the Settlement Term Sheet, the Ad Hoc Equity Holders’ Committee filed a motion to withdraw the appeal with prejudice. On May 22, 2006, the Third Circuit entered an order dismissing the appeal.

Environmental Proceedings Involving Potential Monetary Sanctions

Securities and Exchange Commission rules require us to describe certain governmental proceedings arising under federal, state or local environmental provisions unless we conclude that the proceeding will result in monetary sanctions of less than $100,000. The following information is provided to describe the resolution of a matter reported in response to this requirement in Owens Corning’s quarterly report on Form 10-Q for the period ended March 31, 2006.

In March 2006, it came to Owens Corning’s attention that its roofing and asphalt manufacturing plant in Irving, Texas had failed to timely renew its air discharge permit as required by the administrative rules of the Texas Commission of Environmental Quality (TCEQ). The Company immediately disclosed this discovery to the TCEQ and began the permit renewal process. In a letter dated April 11, 2006, the Company was informed by the TCEQ that the TCEQ was initiating an enforcement action against the Company for the failure to timely renew the permit. No potential or proposed penalty amount was included in the enforcement notice. The enforcement action was resolved in July 2006 upon the payment of an administrative fine of less than $100,000.

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

ITEM 1. LEGAL PROCEEDINGS (continued)

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

ITEM 1A. RISK FACTORS

The following risk factors disclosure from Item 1A. of the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Risks Related to Our Bankruptcy Proceedings

Based on the current terms of our Plan, we expect our existing shareholders’ investment to be reduced.

If our currently proposed Plan is confirmed and implemented, existing common stock will be cancelled and current shareholders will receive warrants in exchange for their shares.

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

Risks Related to Our Business and Our Industry

Downturns in residential and commercial construction activity or general business conditions could negatively impact our results of operations.

A significant portion of our products are used in the residential and commercial construction, repair and improvement markets. Construction activity has historically been cyclical and is influenced by prevailing economic conditions, including, in particular, the movement of interest rates. Higher interest rates could have an adverse effect on our business and results of operations. Other factors that may affect our business include employment levels, availability of financing, inflation, consumer confidence, demographic shifts, consumer income, and changes in federal, state and local government spending. In addition, weather conditions and natural disasters can have a significant effect on residential and

ITEM 1A. RISK FACTORS (continued)

commercial construction activity. We cannot predict and plan for the effects of changes in these conditions with certainty. Adverse changes in these conditions can lower the demand for and pricing of our products and cause our net sales and net income to decrease.

We may be exposed to increases in cost and reductions in availability of energy, materials and transportation which could reduce our margins and harm our results of operations, and our hedging activities may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.

Our business relies heavily on certain commodities and raw materials used in our manufacturing and distribution processes, such as energy related commodities (including natural gas), asphalt, PVC, polystyrene and diesel fuel. Price increases for these inputs, including transportation costs related to the shipping of products, could raise costs and reduce our margins if we are not able to offset them by increasing the prices of our products. Historically, on a long term basis, we have been able to increase the selling prices of products that we manufacture in order to fully or partially recover energy and material cost inflation, but we cannot be certain that we will be able to do so in the future. Furthermore, availability of certain of the raw materials we use has, from time to time, been limited. We source some of these raw materials from a limited number of suppliers, which increases the risk of unavailability.

In order to mitigate short-term variation in our operating results due to commodity price fluctuation, we partially hedge a variable portion of our near term exposure to the cost of energy and some energy related commodities. The results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures. Although commodity prices have generally risen in previous years, should commodity prices stabilize, the benefits experienced from our hedging activities during 2005 will decrease over time, and should commodity prices decline, our hedging activities could adversely impact our cost of sales and gross margins, thereby adversely impacting our results of operations and financial condition. In addition, our hedging activities are not designed to mitigate against long-term commodity price fluctuations and, therefore, will not protect us from long-term commodity price increases.

We face significant competition in the markets we serve and we may not be able to compete successfully.

All of the markets we serve are highly competitive. We compete with manufacturers, both within and outside the United States, in the sale of glass fibers and glass fiber products, including insulation products. We also compete with other manufacturers in the sale of roofing materials, industrial asphalts, vinyl siding, windows and patio doors and other products. Principal methods of competition include quality of products, service, location, pricing, compatibility of systems, range of products and product design features. To achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty, enhance product quality and performance and customer service and develop our manufacturing and distribution capabilities. Market competition, new entrants or overcapacity may limit our ability to raise prices for our products when necessary, may force us to reduce prices and may also result in reduced levels of demand for our products. Our inability to compete in any of these categories and the loss of customers and pricing pressures caused by such competition or overcapacity could reduce the sales of our products and our revenues, thereby adversely affecting our results of operations and financial condition.

ITEM 1A. RISK FACTORS (continued)

Failure to achieve planned productivity gains could reduce margins and harm our results of operations.

We target annual productivity gains to assist in offsetting the effects of inflation and in achieving planned results. Achieving such gains is dependent upon a number of factors, many of which are beyond our control. If we cannot achieve targeted productivity gains, our margins, results of operations, and financial condition could be adversely affected.

The seasonal nature of our building materials business may lead to variations in our quarterly earnings and cash flow, which could have a negative impact on the price of our stock.

Sales of building materials tend to follow seasonal home improvement, remodeling and renovation, and new construction industry patterns. The peak season for home construction and remodeling generally in our geographic markets, corresponds with the second and third quarters. Sales levels for our building materials, therefore, are typically higher during these quarters and lower in the first and fourth quarters, which correspond to the winter months in the United States. These variations in quarterly results could lead to variations in our quarterly earnings and cash flow, which in turn could have a negative impact on the price of our common stock.

We could face potential product liability or warranty claims relating to products we manufacture, we may not accurately estimate costs related to such claims, and we may not have sufficient insurance coverage available to cover all potential claims.

Our building materials and composites products are used in a wide variety of residential and commercial applications. We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. Aside from asbestos-related claims which will be resolved through our bankruptcy proceedings, we may in the future incur liability if other product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline.

In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them. We maintain insurance coverage to protect us against product liability, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely affect our results of operations and financial condition.

We may be subject to liability under and may make substantial future expenditures to comply with environmental laws and regulations.

Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. We have had environmental liabilities in the past and certain of these liabilities may not be discharged through the Debtors’ bankruptcy proceedings. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which would negatively impact our financial

ITEM 1A. RISK FACTORS (continued)

condition and results of operations. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with our international operations.

We sell products and operate plants throughout the world. Approximately 16% of our net sales in 2005 were outside of the United States. Our international sales and operations are subject to risks and uncertainties, including:

•	possible government legislation;

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	economic and political conditions;

•	tax rates that may exceed those in the United States;

•	tax inefficiencies and currency exchange controls that may adversely affect our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely affect our business outside the United States and our financial condition and results of operations.

Owens Corning’s operations require substantial capital, leading to high levels of fixed costs that will be incurred regardless of our level of business activity.

Owens Corning’s businesses are capital intensive, and they regularly require capital expenditures to expand the operations, maintain the equipment, increase operating efficiency and comply with environmental laws, leading to high fixed costs, including depreciation expense. Total spending for capital investments, including investments in affiliates net of cash acquired, was $302 million during 2005. We are limited in our ability to reduce fixed costs quickly in response to reduced demand for our products. If we are unable to utilize our manufacturing facilities at a high level, the fixed costs associated with these facilities may not be fully absorbed, resulting in higher average unit costs and lower gross margins.

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely affect our business.

ITEM 1A. RISK FACTORS (continued)

Owens Corning relies on its proprietary intellectual property, including numerous registered trademarks. We monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position, which would have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of some non-U.S. jurisdictions provide less protection for our proprietary rights than the laws of the United States.

We may not be able to successfully integrate newly acquired businesses into our operations or achieve expected profitability from our acquisitions.

We have recently announced certain strategic acquisitions. If we cannot complete or successfully integrate these acquisitions, we may be unable to profitably grow the affected businesses. Acquisitions involve substantial risks, including:

•	unforeseen difficulties in integrating operations, technologies, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;

•	risks relating to obtaining sufficient equity or debt financing;

•	potential loss of key employees; and

•	potential loss of customers.

In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders would be diluted, which, in turn, could adversely affect the market price of our stock. Moreover, we could finance an acquisition with debt, resulting in higher leverage and interest costs.

We depend on our senior management team to operate our business effectively, and the loss of any of these individuals could adversely affect our business and our future financial condition or results of operations.

We are highly dependent on the skills and experience of our senior management team. These individuals possess sales, marketing, manufacturing, logistical, financial and administrative skills that are important to the operation of our business. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy and could adversely affect our business and our future financial condition or results of operations. Although we will implement an incentive plan in connection with our emergence from bankruptcy, we cannot assure you that we will be able to retain all our existing senior management personnel or to attract additional qualified personnel when needed. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.

Increases in the cost of labor, union organizing activity, labor disputes and work stoppages at our facilities could delay or impede our production, reduce sales of our products and increase our costs.

ITEM 1A. RISK FACTORS (continued)

The costs of labor are generally increasing, including the costs of employee benefit plans. Currently, approximately 40% of our employees are represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become the subject of union organizing activity at additional facilities. In particular, renewal of collective labor agreements typically involves negotiation, with the potential for work stoppages at affected plants. Any interruption in the production of our products could reduce sales of our products and increase our costs. We also may not be able to renew our labor agreements on terms that are favorable to us, which could result in increased labor costs and adversely affect our results of operations and financial condition.

Uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

In the ordinary course of business, we are subject to various claims and litigation. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The levels of insurance we maintain are in amounts that management believes to be prudent, but they may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If the occurrence of a significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

After our emergence from bankruptcy, on a pro-forma basis as of January 31, 2007, assuming that the Fair Act is not passed, our consolidated indebtedness will be approximately $1.916 billion, including $1.8 billion outstanding under our senior credit facilities.

Our degree of leverage after our emergence from bankruptcy could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other business purposes;

•	certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

In addition, our senior credit agreement and the indenture governing our senior notes will contain various covenants that will impose significant operating and financial restrictions on us and/or our restricted subsidiaries.

ITEM 1A. RISK FACTORS (continued)

Risks Related to Emergence from Bankruptcy

Our actual financial results may vary significantly from the projections filed with the bankruptcy court.

In connection with the plan of reorganization process, the Debtors were required to prepare projected financial information to demonstrate to the bankruptcy court the feasibility of the Plan and the ability of the Debtors to continue operations upon emergence from bankruptcy. These projections should not be relied upon in connection with the purchase of our common stock. At the time they were prepared, the projections reflected numerous assumptions concerning anticipated future performance and market and economic conditions that were and remain beyond our and the Debtors’ control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections and the variations may be material.

Because our consolidated financial statements will reflect fresh-start reporting adjustments made upon emergence from bankruptcy, financial information in our future financial statements will not be comparable to Owens Corning’s financial information from prior periods.

Upon emergence from Chapter 11, we will adopt fresh-start reporting causing the carrying values of our property and equipment, and the related depreciation and amortization expense, among other things, to change considerably from what is reflected in our historical consolidated financial statements. Thus, our future balance sheets and results of operations will not be comparable in many respects to balance sheets and consolidated statements of operations data for periods prior to adoption of fresh-start reporting. You will not be able to compare information reflecting our post-emergence financial statements to information for periods prior to emergence from bankruptcy, without making adjustments for fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing our common stock. Additionally, the financial information contained in such disclosure may not necessarily be indicative of future financial information.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1 to the Consolidated Financial Statements. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.5 billion of other outstanding debt. As required by Statement of Position (SOP) 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $7 million, as current on the Consolidated Balance Sheet as of June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended June 30, 2006.

ITEM 5. OTHER INFORMATION

No information is reported under this Item.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: August 4, 2006	By:	/s/ Michael H. Thaman
Michael H. Thaman
Chairman of the Board and
Chief Financial Officer
(as duly authorized officer)

Date: August 4, 2006	By:	/s/ Ronald Ranallo
Ronald Ranallo
Vice President and Corporate
Controller

EXHIBIT INDEX

Exhibit Number	Document Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as Modified), filed in the United States Bankruptcy Court for the District of Delaware on July 10, 2006 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed July 14, 2006).

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

Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as Modified), filed in the United States Bankruptcy Court for the District of Delaware on July 10, 2006 (incorporated herein by reference to Exhibit (2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed July 14, 2006).

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

Equity Commitment Agreement, dated May 10, 2006, by and between Owens Corning and J.P Morgan Securities, Inc. (incorporated herein by reference to Exhibit (10) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed July 14, 2006).

Settlement Term Sheet by and among the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for Future Claimants, the Official Committee of Unsecured Creditors, the Official Representatives of Bondholders and Trade Creditors, the Ad Hoc Equity Holders Committee, and the Ad Hoc Bondholders Committee (incorporated herein by reference to Exhibit (10.1) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed May 11, 2006).

Plan Support Agreement, dated as of May 10, 2006, by and among Owens Corning, the Asbestos Claimants Committee, the Future Claimants’ Representative, and certain holders of pre-petition bonds issued by Owens Corning (incorporated herein by reference to Exhibit (10.2) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed May 11, 2006).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(32)	Section 1350 Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(99)	Disclosure Statement with Respect to the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as Modified), filed in the United States Bankruptcy Court for the District of Delaware on July 10, 2006 (incorporated herein by reference to Exhibit (99) to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed July 14, 2006).

Subsidiaries of Owens Corning (filed herewith)