Form 10-Q
period 2006-09-30
OWENS CORNING
filed 2006-10-25
CIK 75234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 23, 2006, 55,340,432 shares of registrant’s common stock, par value $0.10 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions, except per share data)
NET SALES	$1,661	$1,618	$4,984	$4,610
COST OF SALES	1,368	1,315	4,126	3,760

Gross margin	293	303	858	850

OPERATING EXPENSES
Marketing and administrative expenses	141	144	412	409
Science and technology expenses	14	15	45	43
Restructure costs	10	—	10	—
Chapter 11-related reorganization items	1	8	28	40
Provision for asbestos litigation claims – Owens Corning	3	(1)	—	3,434
Provision for asbestos litigation claims – Fibreboard	(13)	—	(13)	907
Gain on sale of fixed assets and other	(22)	(2)	(66)	(10)

Total operating expenses	134	164	416	4,823

INCOME (LOSS) FROM OPERATIONS	159	139	442	(3,973)

Interest expense, net	71	539	222	540

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	88	(400)	220	(4,513)
Income tax expense (benefit)	25	(134)	(154)	(83)

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	63	(266)	374	(4,430)
Minority interest and equity in net earnings (loss) of affiliates	(1)	(1)	2	(7)

NET INCOME (LOSS)	$62	$(267)	$376	$(4,437)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$1.13	$(4.82)	$6.80	$(80.19)

Diluted net income (loss) per share	$1.04	$(4.82)	$6.28	$(80.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	55.3	55.3	55.3	55.3
Diluted	59.9	55.3	59.9	55.3

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30, 2006	December 31, 2005
	(Dollars in millions)
ASSETS

CURRENT
Cash and cash equivalents	$1,465	$1,559
Receivables, less allowances of $19 million in 2006 and $18 million in 2005	771	608
Inventories	612	477
Other current assets	218	61

Total current	3,066	2,705

OTHER
Restricted cash – asbestos and insurance related	206	189
Restricted cash, securities, and other – Fibreboard	1,500	1,433
Deferred income taxes	1,630	1,432
Pension-related assets	427	471
Goodwill	245	215
Investment in affiliates	83	77
Other noncurrent assets	218	201

Total other	4,309	4,018

PLANT AND EQUIPMENT, at cost
Land	86	85
Buildings and leasehold improvements	809	796
Machinery and equipment	3,417	3,346
Construction in progress	159	177

	4,471	4,404
Accumulated depreciation	(2,372)	(2,392)

Net plant and equipment	2,099	2,012

TOTAL ASSETS	$9,474	$8,735

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	September 30, 2006	December 31, 2005
	(Dollars in millions)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$1,112	$1,032
Accrued post-petition interest/fees on pre-petition debt	963	735
Short-term debt	6	6
Long-term debt – current portion	13	13

Total current	2,094	1,786

LONG-TERM DEBT	46	36

OTHER
Pension plan liability	702	684
Other employee benefits liability	403	410
Other	212	199

Total other	1,317	1,293

LIABILITIES SUBJECT TO COMPROMISE	13,539	13,520

COMPANY OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES – SUBJECT TO COMPROMISE	200	200

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

MINORITY INTEREST	50	47

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value 8.0 million shares authorized; none issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.10 per share 100.0 million shares authorized; 55.3 million issued and outstanding at September 30, 2006 and December 31, 2005	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,169)	(8,546)
Accumulated other comprehensive loss	(300)	(297)
Other	(1)	(2)

Total stockholders’ deficit	(7,772)	(8,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,474	$8,735

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$376	$(4,437)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Provision for asbestos litigation claims	21	4,342
Depreciation and amortization	184	181
Gain on sale of fixed assets	(49)	(3)
Impairment of fixed assets	2	6
Change in deferred taxes	(164)	(133)
Provision for pension and other employee benefits	74	86
Provision for post-petition interest/fees on pre-petition obligations	228	538
Increase in receivables	(99)	(205)
Increase in inventories	(118)	(81)
Increase in prepaid and other assets	(41)	(4)
(Decrease) increase in accounts payable and accrued liabilities	(68)	48
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	18	1
Pension fund contribution	(14)	(47)
Payments for other employee benefits	(20)	(24)
Increase in restricted cash – asbestos and insurance related	(17)	—
Increase in restricted cash, securities and other – Fibreboard	(67)	(11)
Other	(2)	9

Net cash provided by operating activities	244	266

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(270)	(175)
Investment in subsidiaries, net of cash acquired	(47)	(3)
Proceeds from the sale of assets or affiliate	65	8

Net cash used for investing activities	(252)	(170)

NET CASH FLOW FROM FINANCING
Payment of equity commitment agreement fee	(100)	—
Proceeds from issuing long-term debt	17	7
Payments on long-term debt	(7)	(13)
Net decrease in short-term debt	(1)	(2)
Net decrease in subject to compromise	—	(3)
Other	—	2

Net cash used for financing activities	(91)	(9)

Effect of exchange rate changes on cash	5	1

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(94)	88

Cash and cash equivalents at beginning of period	1,559	1,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,465	$1,213

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

Recent Developments in Connection with Emergence from Chapter 11

As described more fully below under “The Plan of Reorganization,” on September 26, 2006, the USBC entered an order (the “Confirmation Order”) confirming a plan of reorganization for the Debtors (the plan of reorganization confirmed by the USBC being hereinafter referred to as the “Plan”). On September 28, 2006, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order.

The Plan contains more than 20 conditions that must be satisfied or waived (in accordance with the terms of the Plan) in order for the “Effective Date” of the Plan to occur, and the Debtors must also perform various other administrative actions in conjunction with emergence from Chapter 11 proceedings. The Debtors are currently in the process of performing the activities required for the Plan to become effective, with a currently targeted Effective Date on or about October 31, 2006. However, until the required activities are completed or waived, and the Plan formally becomes effective, there can be no assurance whether or when the Effective Date or the consummation of the Plan will occur.

Overseeing Federal District Court

In late 2001, all of the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the District Court before Judge Alfred M. Wolin

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”).

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

As described in further detail below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on June 5, 2006 a proposed sixth amended joint plan of reorganization in the USBC along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended, such modified disclosure statement is referred to herein as the “Disclosure Statement”). The Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed certain additional modifications to the sixth

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

amended joint plan of reorganization (as modified), as well as certain schedules and exhibits thereto, on August 17, 2006, September 11, 2006, September 14, 2006 and September 15, 2006, respectively. As further discussed below, the Plan is consistent with the terms of the Settlement Term Sheet dated as of May 8, 2006 (as defined below) agreed to by and among the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, the official representatives of bondholders and trade creditors, the ad hoc bondholders’ committee, and the ad hoc equity holders’ committee. The Plan was also supported by the steering committee of holders of obligations under Owens Corning’s primary pre-petition bank credit facility (the “Pre-Petition Credit Facility”) pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement.

On July 10, 2006, the USBC held a hearing on, and on July 11, 2006 the USBC entered an order approving, the Disclosure Statement for use in soliciting votes on the Plan. In the order approving the Disclosure Statement, the USBC scheduled the hearing on the confirmation of the Plan (the “Confirmation Hearing”) to commence on September 18, 2006. Subsequent to the entry of the order approving the Disclosure Statement, the Debtors solicited votes on the Plan in accordance with the terms of such order and the order establishing procedures for solicitation and tabulation of votes on the Plan previously entered by the USBC on June 19, 2006. Every class of impaired holders of claims or interests entitled to vote on the Plan pursuant to the foregoing procedures voted to accept the Plan.

Nineteen formal objections to the confirmation of the Plan were filed by various parties. All but one of such objections were consensually resolved at or prior to the Confirmation Hearing. At the Confirmation Hearing, on September 18, 2006, the USBC overruled the sole remaining unresolved objection. On September 26, 2006, the USBC entered an Order Confirming the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as modified) (the “Confirmation Order”) and related Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (the “Findings and Conclusions”). The plan of reorganization confirmed by the Confirmation Order is referred to herein as the “Plan”. On September 28, 2006, the District Court entered an order affirming the Confirmation Order and the Findings and Conclusions.

The Plan contains more than 20 conditions that must be satisfied or waived (in accordance with the terms of the Plan) in order for the “Effective Date” of the Plan to occur, and the Debtors must also perform various other administrative actions in conjunction with emergence from Chapter 11 proceedings. The Debtors are currently in the process of performing the activities required for the Plan to become effective, with a currently targeted Plan effective date on or about October 31, 2006, however, until the required actions are completed (or waived) and the Plan formally becomes effective, there can be no assurance whether or when the Plan effective date or the consummation of the Plan will occur. The Debtors have the exclusive right to file and solicit acceptances of a plan of reorganization through October 31, 2006.

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

As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order on August 15, 2005, Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, and consistent with the terms of the Fifth Amended Plan and the Plan, Owens Corning previously (beginning with the period ended September 30, 2005) has recorded expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through June 30, 2006 in the amount of $860 million relating to post-petition interest and certain other post-petition fees. The Plan provides that the holders of debt under the Pre-Petition Credit Facility are deemed to be unimpaired and shall be paid an amount in cash equal to the amount of their allocated claims plus the sum of (i) the amount of interest accrued through the date of delivery of the initial distribution under the Plan to holders of claims under the Pre-Petition Credit Facility (the “Initial Bank Holders’ Distribution”) on the amounts outstanding under the Pre-Petition Credit Facility as of the Petition Date, at the Base Rate plus 2% (as defined below) on a compounding basis (compounded quarterly), and (ii) the amount of any accrued and unpaid post-petition fees payable under the Pre-Petition Credit Facility through the date of delivery of the Initial Bank Holders’ Distribution, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus accrued interest thereon pursuant to the Pre-Petition Credit Facility calculated on a compounding basis (compounded quarterly). In light of such terms of the Plan, Owens Corning has recorded, for the quarter ended September 30, 2006, additional expenses of $63 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). However, Owens Corning reserves its rights with respect to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Final Bank Unimpairment Order (as defined below). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

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

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning previously recorded, for the period from the Petition Date through June 30, 2006, expenses of $30 million reflecting post-petition interest with respect to such unsecured trade claims. Owens Corning also has recorded additional expenses of $10 million for the third quarter of 2006, for post-petition interest with respect to the foregoing unsecured trade claims and certain other allowed claims. However, these estimates are based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims and certain other allowed claims against Debtors, Owens Corning expects to continue to accrue interest on such unsecured trade claims and certain other allowed claims in future periods, to the extent required under applicable law.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. In addition, on or about September 1, 2006, appellants Century Indemnity Company and Central National Insurance Company also filed a notice to dismiss with prejudice their appeal of the District Court’s estimation ruling. On October 4, 2006, the Third Circuit issued an order dismissing these appeals and the appeals of certain other appellants with prejudice.

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

Related Developments

PROPOSED ASBESTOS LEGISLATION

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Asbestos Injury Resolution Act of 2005 (as subsequently amended or modified, the “FAIR Act”), and it was voted out of the Senate Judiciary Committee on May 26, 2005.

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

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be. In light of these uncertainties, the Plan provides for certain contingent payments to be made to the 524(g) Trust (defined below) depending on, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress. At this time, however, passage of the FAIR Act by the end of the 109th Congress appears to be extremely unlikely. There is currently no legislative activity regarding the FAIR Act within the Senate and no such activities are currently scheduled prior to the end of this Congressional session.

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

As described above, consistent with the terms of the Settlement Term Sheet, on July 10, 2006, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a sixth amended joint plan of reorganization (as modified) and the Disclosure Statement. On July 11, 2006, the USBC entered an order approving the Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supported the Plan pursuant to the terms of the letter,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s earlier reversal of the Substantive Consolidation Order described above, the Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and interests in each of the Debtors.

Subsequent to the entry of the order approving the Disclosure Statement, the Debtors solicited votes on the Plan in accordance with the terms of such order and the order establishing procedures for solicitation and tabulation of votes on the Plan previously entered by the USBC on June 19, 2006. Every class of impaired holders of claims or interests entitled to vote on the Plan pursuant to the foregoing procedures voted to accept the Plan.

Nineteen formal objections to the confirmation of the Plan were filed by various parties. All but one of such objections were consensually resolved at or prior to the Confirmation Hearing. At the Confirmation Hearing, on September 18, 2006, the USBC overruled the sole remaining unresolved objection. On September 26, 2006, the USBC entered an Order Confirming the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as modified) (the “Confirmation Order”) and related Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (the “Findings and Conclusions”). The plan of reorganization confirmed by the Confirmation Order is referred to herein as the “Plan”. On September 28, 2006, the District Court entered an order affirming the Confirmation Order and the Findings and Conclusions.

The Plan contains more than 20 conditions that must be satisfied or waived (in accordance with the terms of the Plan) in order for the “Effective Date” of the Plan to occur, and the Debtors must also perform various other administrative actions in conjunction with emergence from Chapter 11 proceedings. The Debtors are currently in the process of performing the activities required for the Plan to become effective, with a currently targeted Plan effective date on or about October 31, 2006. However, until the required activities are completed (or waived), and the Plan formally becomes effective, there can be no assurance whether or when the Plan effective date or the consummation of the Plan will occur. The Debtors have the exclusive right to file and solicit acceptances of a plan of reorganization through October 31, 2006.

As part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure and reorganize Owens Corning’s operations along business lines. As part of such internal restructuring, Owens Corning (Reorganized) Inc., a current subsidiary of existing Owens Corning, will become the holding company for Owens Corning’s operations. In conjunction with the Debtors’ emergence from Chapter 11, this entity will seek to change its name to “Owens Corning” and its common stock will be the stock of reorganized Owens Corning distributed to creditors and other groups pursuant to the Plan, as described below. Existing Owens Corning will become a subsidiary of this entity and will also change its name. This internal restructuring is described in greater detail in Schedule XX to the Plan, and may be subject to further modification in accordance with the terms of the Confirmation Order.

As set forth in the Plan and the Disclosure Statement, the Plan provides that all of Owens Corning’s previously issued stock, options and warrants will be cancelled, and up to 131.4 million shares of new common stock of reorganized Owens Corning will be distributed to certain creditors, directors and employees, including 28.2 million shares that will be held in treasury for potential distribution to the 524(g) Trust (defined below) that will be created under the Plan and 72.9 million shares that were subject to the $2.187 billion rights offering described in the immediately succeeding paragraph. Pursuant to the Plan, the holders of Owens Corning pre-petition bonds and certain other unsecured creditors will receive approximately 27.0 million shares of new

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

common stock plus cash, and received the opportunity to participate in the rights offering. The Plan also provides that, subject to certain conditions, holders of Owens Corning’s previously issued stock and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning. With certain exceptions, in the event the FAIR Act is enacted into law on or before the tenth day after the conclusion of the 109th Congress and is not subject to a constitutional challenge to its validity on or before March 31, 2007, such holders will have the right under the Plan to exchange the aforementioned warrants for an amount of new common stock of reorganized Owens Corning. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are primarily asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

Also on May 10, 2006, consistent with the terms of the Settlement Term Sheet and the Plan, Owens Corning and J.P. Morgan Securities Inc. (“JPMSI”) executed an Equity Commitment Agreement. The Equity Commitment Agreement contemplated a $2.187 billion rights offering, whereby certain holders of eligible Owens Corning bond and other unsecured claims would be offered the opportunity to subscribe for up to their pro rata share of 72.9 million shares of new common stock of reorganized Owens Corning (or one of its affiliates) at a purchase price of $30.00 per share. The Equity Commitment Agreement also provided for JPMSI to receive a backstop fee of $100 million from Owens Corning in consideration of, among other things, the backstop commitment of JPMSI (until October 30, 2006, unless extended by the Debtors to December 15, 2006 upon the payment of an extension fee equal to $30 million) to purchase any and all shares of new common stock not properly subscribed for under the rights offering prior to its expiration. On June 29, 2006, the Bankruptcy Court entered an order authorizing the Debtors, JPMSI, and certain other parties to enter into and implement the terms of the Equity Commitment Agreement and a corresponding Syndication Agreement by and among JPMSI and certain bondholders and other backstop parties, which order, pursuant to its terms, became final and binding upon the parties on or about July 10, 2006. Thereafter, also on July 10, 2006, Owens Corning paid the $100 million fee to JPMSI in accordance with the terms of the Equity Commitment Agreement. Owens Corning initiated the rights offering in concert with the solicitation of votes on the Plan, and the rights offering concluded on September 1, 2006.

In addition to the foregoing rights offering, the Plan provides, as contemplated by the Settlement Term Sheet, that as a condition to the occurrence of the Plan’s effective date, the Debtors shall have entered into and shall have credit availability under an exit financing facility in an amount sufficient to meet the needs of the reorganized Debtors, as determined by the Debtors, the Official Committee of Asbestos Claimants, and the Legal Representative for the class of future asbestos claimants. In furtherance of this requirement, Owens Corning, Citigroup Global Markets Inc., Bank of America, N.A. and Banc of America Securities LLC entered into a Senior Credit Facilities Commitment Letter on or about June 29, 2006, pursuant to which Citigroup, Bank of America, and Banc of America Securities have committed, subject to the ultimate approval of the USBC, definitive credit documentation and certain other terms and conditions, to provide reorganized Owens Corning (or one or more of its affiliates) with post-emergence financing, consisting of a $1.4 billion term loan facility and a $1.0 billion revolving credit facility (cumulatively, the “Exit Facility”). In addition, Owens Corning entered into an Engagement Letter with Citigroup Global Markets Inc. on or about June 29, 2006 pursuant to which Owens Corning engaged Citigroup to underwrite one or more potential securities offerings within six months after the effective date of the Plan. Pursuant to the Plan, the proceeds of the Exit Facility shall be used to fund, among other things, certain distributions provided under the Plan, provided, however, that as of the Plan effective date, the aggregate amount outstanding under the Exit Facility shall not exceed $1.8 billion. On July 20, 2006, the USBC entered an order authorizing Owens Corning to enter into and implement the terms and conditions of the Senior Credit Facilities Commitment Letter and certain letters and agreements ancillary thereto. In addition,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

on September 13, 2006, the USBC entered an order confirming the Debtors’ authority to pay various fees and expenses and to fund an escrow in connection with the potential securities offerings contemplated by the Engagement Letter with Citigroup.

As described in greater detail in the Plan and Disclosure Statement, and consistent with the terms of the Final Bank Unimpairment Order, the holders of debt under the Pre-Petition Credit Facility are deemed to be unimpaired, and the Plan provides that they will be paid cash in an aggregate amount equal to the amount of their allowed claims plus post-petition interest on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus interest thereon calculated on a compounding basis (compounded quarterly) under the Pre-Petition Credit Facility. As previously disclosed, as of September 30, 2006, Owens Corning has recorded expenses of $923 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus interest thereon calculated on a compounding basis (compounded quarterly). However, Owens Corning reserves its rights with respect to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Final Bank Unimpairment Order. Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

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

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning has recorded, as of September 30, 2006, expenses of $40 million reflecting post-petition interest with respect to such unsecured trade claims and certain other allowed claims consistent with the final terms of the Plan. However, this estimate is based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims and certain other allowed claims, Owens Corning expects to continue to accrue interest on such unsecured trade claims and certain other allowed claims in future periods, to the extent required under applicable law.

In order to estimate the amount of the current and future asbestos personal injury claims in the Chapter 11 Cases, a six-day claims estimation hearing was held before the District Court beginning January 13, 2005. In general,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. As a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. In addition, on or about September 1, 2006, appellants Century Indemnity Company and Central National Insurance Company also filed a notice to dismiss with prejudice their appeal of the District Court’s estimation ruling. On October 4, 2006, the Third Circuit issued an order dismissing these appeals and the appeals of certain other appellants with prejudice.

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

The 524(g) Trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liabilities of Owens Corning, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the Fibreboard Settlement Trust and certain other specified assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to section 524(g) of the Bankruptcy Code that will enjoin actions against the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims which will be subject to the 524(g) Trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled. Subject to certain conditions, however, current stockholders and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning.

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

Approximately 25,100 proofs of claim (including late-filed claims), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. As to the Pre-Petition Credit Facility, the claim total reflects only a single claim (in the amount of approximately $1.6 billion) although the holders have asserted this claim against Owens Corning and each of six other Debtors that issued a guarantee with respect to the facility. Owens Corning continues to investigate the filed claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 15,600 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and may file additional objections. As of September 30, 2006, approximately 13,500 of the Objectionable Claims, totaling approximately $5.9 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,500 claims, totaling approximately $8.0 billion. As of September 30, 2006, approximately 1,800 of these claims, totaling approximately $0.5 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.8 billion. The remaining claims consist of:

-	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. In accordance with the terms of the Plan, Owens Corning will channel all asbestos-related personal injury and wrongful death claims to the 524(g) Trust. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

-	Approximately 50 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

-	Approximately 4,750 claims, totaling approximately $4.7 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements); environmental claims totaling approximately $112 million; and claims for contract rejections, totaling approximately $57 million, of which approximately $22 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2006.

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

As noted above, under the Plan, all asbestos-related personal injury and wrongful death claims will be channeled to the section 524(g) trust. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

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

The adversary actions were commenced against various other defendants seeking, among other things, (a) avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility (the “Pre-Petition Credit Facility Action”); (b) the return of up to approximately $515 million paid by the Company to stockholders of Fibreboard in connection with the Company’s purchase of Fibreboard in 1997 (the “FBD Shareholder Action”); (c) the return of up to approximately $61.8 million paid by the Company to stockholders in dividends in the period 1996 through 2000 (the “Dividend Action”); and (d) the return of approximately $133 million paid by the Company to Bank of America Corp. in connection with Owens Corning’s purchase of Fibreboard in 1997. Both the FBD Shareholder Action and the Dividend Action are defendant class actions. Certain present or former officers or directors of the Company may be members of either or both defendant classes.

Certain holders of Owens Corning debt securities filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. On January 20, 2006, the official representatives of the bondholder and trade creditor constituencies of Owens Corning filed a motion for leave to file an amended complaint in intervention in connection with the Pre-Petition Credit Facility Action and to seek authority to prosecute existing claims and commence others on behalf of the Debtors’ estates (the “Derivative Complaint”). Pursuant to the Settlement Term Sheet, the Derivative Complaint and the Pre-Petition Credit Facility Action were stayed pending Plan confirmation and shall be dismissed with prejudice on the effective date of the Plan.

The Plan contemplates that the claims belonging to the Debtors under the Pre-Petition Credit Facility Action, which are the subject of the Derivative Complaint, will be released upon the effective date of the Plan.

Separately, and at the request of the Official Committee of Unsecured Creditors and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements (see Note 9 to the Consolidated Financial Statements) with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to expire. On or about October 3, 2005 similar lawsuits were brought against 2 additional law firms whose tolling agreements were about to expire and who could not be contacted to extend the tolling agreements because of Hurricane Katrina. The Official Committee of Unsecured Creditors was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought. During the first quarter of 2004, the lawsuit against one of the law firms was dismissed with the consent of the Official Committee of Unsecured Creditors and Bankruptcy Court approval. By motions filed on various dates, the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

Debtors have requested a stay of the foregoing litigation pending its disposition in the Plan (or any other plan of reorganization). Pursuant to rulings of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until December 15, 2006.

Under the Plan, all avoidance actions shall be dismissed with prejudice on the effective date of the Plan, unless otherwise expressly preserved and set forth in Plan Schedule XIV with the consent of the Debtors, the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Similarly, the Plan contemplates that, upon the Plan effective date, all NSP avoidance actions shall also be released.

Certain Post-Petition Matters

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors, and certain other pre-petition claims including certain customer program and warranty claims.

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Filing, contractual interest expense on pre-petition debt of the Debtors (other than the Pre-Petition Credit Facility and certain allowed unsecured trade claims and convenience class claims against Debtors other than Owens Corning) has not been accrued or recorded since the Petition Date. From the Petition Date through September 30, 2006, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $616 million, of which $26 million relate to the third quarter of 2006, $78 million relate to the first nine months of 2006, and $26 million and $78 million, respectively, relate to the third quarter and first nine months of 2005. As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order on August 15, 2005, Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, and consistent with the terms of the proposed Plan, Owens Corning previously (beginning with the period ended September 30, 2005) has recorded expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through June 30, 2006 in the amount of $860 million relating to post-petition interest and certain other post-petition fees. Owens Corning notes that the Plan provides that holders of debt under the Pre-Petition Credit Facility are deemed to be unimpaired and shall be paid an amount in cash equal to the amount of their allowed claims plus the sum of (i) the amount of interest accrued through the date of delivery of the Initial Bank Holders’ Distribution on the amounts outstanding under the Pre-Petition Credit Facility as of the Petition Date, at the Base Rate plus 2% (as defined below) on a compounding basis (compounded quarterly), and (ii) the amount of any accrued and unpaid post-petition fees payable under the Pre-Petition Credit Facility through the date of delivery of the Initial Bank Holders’ Distribution, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus accrued interest thereon pursuant to the Pre-Petition Credit Facility calculated on a compounding basis (compounded quarterly). In light of such terms of the Plan, Owens Corning has recorded, for the quarter ended September 30, 2006, additional expenses of $63 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). However, Owens Corning reserves its rights with respect to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Final Bank Unimpairment Order. Absent

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning previously recorded, for the period from the Petition Date through June 30, 2006, expenses of $30 million reflecting post-petition interest with respect to such unsecured trade claims. Owens Corning also has recorded additional expenses of $10 million for the third quarter of 2006, for post-petition interest with respect to the foregoing unsecured trade claims and certain other allowed claims. However, these estimates are based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims and certain other allowed claims against Debtors, Owens Corning expects to continue to accrue interest on such unsecured trade claims and certain other allowed claims in future periods, to the extent required under applicable law.

At September 30, 2006, the Company had approximately $1.465 billion of cash and cash equivalents.

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. Effective October 31, 2002, the DIP Financing was amended to, among other things, reduce the maximum available credit amount to $250 million and extend the scheduled expiration to November 15, 2004. Effective September 20, 2004, the DIP Financing was further amended by a Second Amendment which, among other things, extended the scheduled expiration to November 15, 2006. There were no borrowings outstanding under the DIP Financing at September 30, 2006; however, approximately $162 million of the availability under this credit facility was utilized as a result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

The Company believes, based on information presently available to it, that its cash and cash equivalents, and cash available from operations, will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company’s ability to comply with the terms of any cash management order entered by the Bankruptcy Court from time to time in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation and consummation of the Plan (or any other plan of reorganization) under the Bankruptcy Code, and (vi) the Company’s ability to maintain profitability following such confirmation and consummation.

As described above, the USBC entered the Confirmation Order and the Findings and Conclusions on September 26, 2006, and the District Court entered an order affirming the Confirmation Order and the Findings and Conclusions on September 28, 2006. The timing of cash inflows and outflows related to the Plan will depend on whether and when the Plan becomes effective and the outcome of the FAIR Act.

If the Plan becomes effective, the Company’s cash obligations under the Plan include the following:

–	The 524(g) Trust will receive: (1) $1.25 billion in cash, (ii) all amounts held in the Fibreboard Settlement Trust and certain asbestos-related escrow and administrative accounts, and (iii) a contingent right to payment in the amount of $1.39 billion plus interest from the Plan effective date until paid. The contingent right to payment will be payable to the 524(g) Trust depending upon whether the FAIR Act is enacted into law on or before the date occurring ten days after the conclusion of the 109th Congress (the “Trigger Date”). With certain exceptions, if the FAIR Act has been enacted into law on or before the Trigger Date and is not subject to a constitutional challenge to its validity on or before March 31, 2007, the contingent right to payment will be cancelled without any payment. If the FAIR Act has not been enacted into law by the Trigger Date, the Company will be obligated to satisfy the contingent right to payment by cash payment no later than January 8, 2007 (unless the 109th Congress concludes after December 29, 2006, in which case the Company will be obligated to satisfy the contingent right to payment by cash payment no later than the Trigger Date). If, as of the Trigger Date, the FAIR Act has been enacted into law but is subject to legal challenge, payment under the contingent right to payment will be suspended until the legal challenge has been resolved by final non-appealable judgment.

–	$2.405 billion in cash (calculated as of October 31, 2006) payable to holders of debt under the Pre-Petition Credit Facility.

–	$284 million in cash (calculated as of October 31, 2006) payable to general unsecured creditors.

Other than amounts payable with respect to the Fibreboard Settlement Trust and the asbestos-related escrow and administrative accounts, which would be paid directly from those sources, the Company expects to fund its cash obligations under the Plan from its accumulated cash and cash equivalents, cash available from operations, a rights offering of common stock of reorganized Owens Corning that is expected (in conjunction with sales under the Equity Commitment Agreement described below) to raise gross proceeds of approximately $2.187 billion, and new debt financing. In connection with the referenced rights offering, the Company has entered into an Equity Commitment Agreement with J.P. Morgan Securities Inc. (“JPMSI”), whereby JPMSI, subject to certain terms and conditions, has committed to purchase from the Company any of the shares of reorganized Owens Corning common stock not subscribed for and purchased pursuant to the rights offering. The Equity Commitment Agreement obligated the Company to pay JPMSI a fee of $100 million in consideration of JPMSI’s commitment (until October 31, 2006, unless extended by the Debtors to December 15, 2006 upon the payment of

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

an extension fee equal to $30 million) to purchase such unsubscribed rights offering shares. Such $100 million fee was paid on July 10, 2006, following the entry of an order by the USBC authorizing the Company’s entry into and implementation of the Equity Commitment Agreement. With respect to the referenced new debt financing, the Company has entered into a Senior Credit Facilities Commitment Letter with Citigroup Global Markets Inc., Bank of America, N.A. and Banc of America Securities LLC pursuant to which such entities have committed, subject to the ultimate approval of the USBC, definitive credit documentation and certain other terms and conditions, to provide reorganized Owens Corning (or one or more of its affiliates) with post-emergence financing, consisting of a $1.4 billion term loan facility and a $1.0 billion revolving credit facility. In addition, the Company has entered into an Engagement Letter with Citigroup Global Markets Inc. pursuant to which the Company engaged Citigroup to underwrite one or more potential securities offerings within six months after the effective date of the Plan. There can be no assurance that financing or other funding will become available on terms currently contemplated or otherwise on commercially reasonable terms.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

As noted above, the Consolidated Financial Statements reflect expenses with respect to (i) the Pre-Petition Credit Facility in the amount of $923 million relating to post-petition interest and certain other post-petition fees and (ii) certain unsecured trade claims and certain other allowed claims against Debtors in the amount of $40 million relating to post petition interest, in each case for the period from the Petition Date through September 30, 2006. Since the Company is in default on the obligations underlying these amounts, the accrual is recorded as a current liability on the Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF INCOME (LOSS)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
NET SALES	$1,361	$1,384	$4,178	$3,951
COST OF SALES	1,149	1,151	3,522	3,302

Gross margin	212	233	656	649

OPERATING EXPENSES
Marketing and administrative expenses	121	126	347	357
Science and technology expenses	12	13	39	38
Restructure costs	3	—	3	—
Chapter 11-related reorganization items	1	8	28	40
Provision (credit) for asbestos litigation claims – Owens Corning	3	(1)	—	3,434
Provision (credit) for asbestos litigation claims – Fibreboard	(13)	—	(13)	907
Gain on sale of fixed assets and other	(43)	(15)	(117)	(58)

Total operating expenses	84	131	287	4,718

INCOME (LOSS) FROM OPERATIONS	128	102	369	(4,069)
Interest expense, net	72	538	228	539
Interest income from non-Debtors	(14)	(14)	(43)	(42)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	70	(422)	184	(4,566)
Income tax expense (benefit)	39	(146)	(160)	(102)

INCOME (LOSS) BEFORE EQUITY IN NET EARNINGS OF AFFILIATES	31	(276)	344	(4,464)
Equity in net earnings of affiliates	1	—	2	1

NET INCOME (LOSS)	$32	$(276)	$346	$(4,463)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET

	September 30, 2006	December 31, 2005
	(Dollars in millions)
ASSETS

CURRENT
Cash and cash equivalents	$1,097	$1,126
Receivables (net of allowance for doubtful accounts)	528	458
Receivables – non-Debtors	1,233	1,165
Inventories	426	320
Other current assets	205	46

Total current	3,489	3,115

OTHER
Restricted cash – asbestos and insurance related	206	189
Restricted cash, securities, and other – Fibreboard	1,500	1,433
Deferred income taxes	1,488	1,326
Pension-related assets	341	387
Goodwill	70	66
Investment in affiliates	37	31
Investment in non-Debtor subsidiaries	765	762
Other noncurrent assets	114	154

Total other	4,521	4,348

PLANT AND EQUIPMENT, at cost
Land	37	37
Buildings and leasehold improvements	593	593
Machinery and equipment	2,352	2,342
Construction in progress	108	121

	3,090	3,093
Accumulated depreciation	(1,682)	(1,723)

Net plant and equipment	1,408	1,370

TOTAL ASSETS	$9,418	$8,833

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION BALANCE SHEET (continued)

	September 30, 2006	December 31, 2005
	(Dollars in millions)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$808	$797
Accounts payable and accrued liabilities – non-Debtors	22	19
Accrued post-petition interest/fees on pre-petition debt	963	735
Long-term debt – current portion	1	1

Total current	1,794	1,552

LONG-TERM DEBT	12	12

OTHER
Pension plan liability	576	577
Other employee benefits liability	385	393
Other	194	184

Total other	1,155	1,154

LIABILITIES SUBJECT TO COMPROMISE	14,199	14,180

STOCKHOLDERS’ DEFICIT
Common stock	6	6
Additional paid in capital	692	692
Accumulated deficit	(8,084)	(8,430)
Accumulated other comprehensive loss	(350)	(328)
Other	(6)	(5)

Total stockholders’ deficit	(7,742)	(8,065)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,418	$8,833

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

OWENS CORNING AND SUBSIDIARIES

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$346	$(4,463)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Provision for asbestos litigation claims	21	4,342
Depreciation and amortization	132	130
Gain on sale of fixed assets	(49)	(3)
Impairment of fixed assets	1	6
Change in deferred income taxes	(143)	(130)
Provision for pension and other employee benefits	64	78
Provision for post-petition interest/fees on pre-petition obligations	228	538
Increase in receivables	(137)	(198)
Increase in inventories	(107)	(59)
(Increase) decrease in prepaid and other assets	3	(5)
Increase (decrease) in accounts payable and accrued liabilities	(63)	65
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	18	1
Pension fund contribution	(7)	(39)
Payments for other employee benefits	(19)	(22)
Increase in restricted cash – asbestos and insurance related	(17)	—
Increase in restricted cash, securities, and other – Fibreboard	(67)	(11)
Other	2	11

Net cash provided by operating activities	206	241

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(194)	(120)
Investment in subsidiaries, net of cash acquired	(5)	(3)
Proceeds from the sale of assets	65	7

Net cash used for investing activities	(134)	(116)

NET CASH FLOW FROM FINANCING
Payment of equity commitment agreement fee	(100)	—
Net decrease in subject to compromise	(1)	(3)

Net cash used for financing activities	(101)	(3)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29)	122

Cash and cash equivalents at beginning of period	1,126	725

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,097	$847

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

The amounts subject to compromise in the Consolidated and Debtor-in-Possession Balance Sheets consist of the following items:

	September 30, 2006	December 31, 2005
	(Dollars in millions)
Accounts payable	$229	$227
Accrued interest payable	40	40
Debt	2,952	2,952
Income taxes payable	81	85
Reserve for asbestos litigation claims – Owens Corning	7,000	7,000
Reserve for asbestos-related claims – Fibreboard	3,237	3,216

Total consolidated	13,539	13,520

Payables to non-Debtors	660	660

Total Debtor	$14,199	$14,180

The amounts for Chapter 11-related reorganization items in the Consolidated and Debtor-in-Possession Statements of Income (Loss) consist of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Professional fees	$37	$11	$87	$51
Payroll and compensation	2	6	10	16
Investment income	(39)	(10)	(70)	(25)
Other, net	1	1	1	(2)

Total	$1	$8	$28	$40

2.    SEGMENT DATA

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company’s business operations fall within two general product categories, building materials and composites. The Company has reviewed its operating segments in light of SFAS No. 131 and facilitation of management and investor evaluation and determined (i) that the operating segments comprising the building materials product category be aggregated into three reportable segments: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services, and (ii) that the operating segments comprising the composites product category are in a single reportable segment: Composite Solutions.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

Below is financial and descriptive information about each of the Company’s four reportable segments on the basis that is used internally for evaluating segment performance and allocating resources to those segments.

The Company’s four reportable segments are defined as follows:

Insulating Systems

Manufactures and sells glass thermal insulation into residential, commercial, industrial and acoustical insulation markets. Also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, and foam insulation used in above and below grade construction applications.

Roofing and Asphalt

Manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications.

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

Income from operations by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses - such as cost of borrowed funds, general corporate expenses or income, and certain other expense or income items - are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in income from operations for the Company’s reportable segments. Reference is made to the reconciliation of reportable segment income from operations to consolidated income (loss) before income taxes below for additional information about such items.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Quarter Ended September 30,		Nine Months Ended September 30,
NET SALES	2006	2005	2006	2005
	(Dollars in millions)
Reportable Segments

Insulating Systems	$529	$502	$1,570	$1,413
Roofing and Asphalt	458	453	1,419	1,314
Other Building Materials and Services	328	341	972	909
Composite Solutions	393	371	1,177	1,122

Total reportable segments	1,708	1,667	5,138	4,758

Corporate Eliminations (1)	(47)	(49)	(154)	(148)

Consolidated	$1,661	$1,618	$4,984	$4,610

External Customer Sales by Geographic Region
United States	$1,341	$1,360	$4,109	$3,863
Europe	104	94	315	302
Canada and other	216	164	560	445

NET SALES	$1,661	$1,618	$4,984	$4,610

(1)	Included in corporate eliminations are inter-segment sales, primarily from the Composite Solutions segment to the other segments. Those eliminations were approximately $38 million and $39 million in the third quarters of 2006 and 2005, respectively, and approximately $122 million and $119 million for the nine months ended September 30, 2006 and 2005, respectively, most of which related to the Roofing and Asphalt segment. The remaining inter-segment sales eliminations are not material to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

	Quarter Ended September 30,		Nine Months Ended September 30,
INCOME FROM OPERATIONS	2006	2005	2006	2005
	(Dollars in millions)
Reportable Segments

Insulating Systems	$125	$106	$360	$296
Roofing and Asphalt	20	42	97	105
Other Building Materials and Services	8	14	13	12
Composite Solutions	45	31	110	94

Total reportable segments	$198	$193	$580	$507

Reconciliation to Consolidated Income Before Income Tax Expense

Chapter 11-related reorganization items	(1)	(8)	(28)	(40)
Credit (provision) for asbestos litigation claims	10	1	13	(4,341)
Restructure costs and other (charges) credits	(14)	—	(14)	13
General corporate expense	(34)	(47)	(109)	(112)
Interest expense, net	(71)	(539)	(222)	(540)

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$88	$(400)	$220	$(4,513)

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    INVENTORIES

Inventories are summarized as follows:

	September 30, 2006	December 31, 2005
	(Dollars in millions)
Finished goods	$547	$457
Materials and supplies	240	166

FIFO inventory	787	623
Excess of FIFO over LIFO	(175)	(146)

Total inventories	$612	$477

Approximately $314 million and $310 million of FIFO inventories were valued using the LIFO method at September 30, 2006 and December 31, 2005, respectively.

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

The only significant change in goodwill during the nine month period ended September 30, 2006 was the result of the Company’s acquisition of the Modulo™/ParMur Group, as described in Note 6 to the Consolidated Financial Statements. The $245 million balance of goodwill at September 30, 2006 was comprised of $160 million for the Insulation Systems segment, $48 million for the Composite Solutions segment, $28 million for the Other Building Materials and Services segment and $9 million for the Roofing and Asphalt segment.

Substantially all of the Company’s acquired other intangible assets are subject to amortization. Other intangible asset amortization expense was approximately $2 million in the first nine months of both 2006 and 2005. The Company estimates that amortization of intangibles will be approximately $2 to $3 million annually for each of the next five years, based on the current carrying values. As of September 30, 2006, the weighted average lives of intangible assets ranged between 7 and 13 years, with a net carrying amount of approximately $10 million.

6.    ACQUISITIONS

On May 1, 2006, the Company completed its acquisition of Asahi Glass Co. Ltd.’s composite manufacturing facility located near Tokyo, Japan. The purchase price was approximately $8 million, subject to adjustment up to an additional $5 million, to be paid out in the future, if certain income thresholds are met. The pro-forma effect of this acquisition on revenues and earnings was not material.

On July 25, 2006, the Company announced it had signed a purchase agreement to acquire the Modulo™/ParMur Group, a market-leading producer and distributor of manufactured stone veneer in Europe. The acquisition will further the global expansion of the Company’s manufactured stone veneer business in the European building products market. The transaction, valued at approximately $32 million, closed in September of 2006. The pro-forma effect of this acquisition on revenues and earnings was not material.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the nine months ended September 30, 2006 is as follows:

(Dollars in millions)
Balance at December 31, 2005	$62
Amounts accrued for current year	12
Adjustment of preexisting accrual estimates	3
Settlements of warranty claims	(13)

Balance at September 30, 2006	$64

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

The following table provides information regarding pension expense recognized during the year:

	Quarter Ended September 30,
	2006			2005
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(Dollars in millions)
Components of Net Periodic Pension Cost

Service cost	$5	$2	$7	$6	$1	$7
Interest cost	14	6	20	14	5	19
Expected return on plan assets	(14)	(6)	(20)	(15)	(5)	(20)
Amortization of transition amount	—	—	—	—	(1)	(1)
Amortization of prior service cost	2	—	2	1	—	1
Amortization of actuarial loss	10	2	12	10	2	12

Net periodic pension cost	$17	$4	$21	$16	$2	$18

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

	Nine Months Ended September 30,
	2006			2005
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(Dollars in millions)
Components of Net Periodic Pension Cost

Service cost	$16	$4	$20	$16	$3	$19
Interest cost	43	16	59	43	15	58
Expected return on plan assets	(43)	(16)	(59)	(45)	(15)	(60)
Amortization of transition amount	—	(1)	(1)	—	(1)	(1)
Amortization of prior service cost	5	—	5	3	—	3
Amortization of actuarial loss	31	6	37	31	6	37

Net periodic pension cost	$52	$9	$61	$48	$8	$56

The Company made cash contributions of approximately $14 million to its pension plans through the third quarter of 2006, and approximately $29 million in October 2006. The Company expects to make additional cash contributions of $1 to $5 million during the remainder of the year.

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

The following table provides the components of net periodic benefit cost for aggregated U.S. and Non-U.S. Plans for the year:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Components of Net Periodic Benefit Cost

Service cost	$2	$2	$4	$7
Interest cost	5	6	15	19
Amortization of prior service cost	(3)	(1)	(10)	(4)
Amortization of actuarial loss	—	1	1	2

Net periodic benefit cost	$4	$8	$10	$24

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

As more fully discussed in Note 1 to the Consolidated Financial Statements, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on June 5, 2006 a proposed sixth amended joint plan of reorganization for the Debtors along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended, such modified disclosure statement is referred to herein as the “Disclosure Statement”). The Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed certain additional modifications to the sixth amended joint plan of reorganization (as modified), as well as certain schedules and exhibits thereto, on August 17, 2006, September 11, 2006, September 14, 2006 and September 15, 2006, respectively. The Plan was also supported by the steering committee of holders of obligations under the Pre-Petition Credit Facility pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. On September 26, 2006, the USBC entered the Confirmation Order and the Findings and Conclusions. The plan of reorganization confirmed by the Confirmation Order is referred to herein as the “Plan”. On September 28, 2006, the District Court entered an order affirming the Confirmation Order and the Findings and Conclusions. Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be resolved pursuant to the Plan.

A six-day claims estimation hearing to establish the amount of current and future asbestos liability in the Chapter 11 Cases was held before the District Court beginning January 13, 2005. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of the Company’s current and future asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that it should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

parties, appealed the District Court’s ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. In addition, on or about September 1, 2006, appellants Century Indemnity Company and Central National Insurance Company also filed a notice to dismiss with prejudice their appeal of the District Court’s estimation ruling. On October 4, 2006, the Third Circuit issued an order dismissing these appeals and the appeals of certain other appellants with prejudice.

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

In general, under the terms of the Plan, asbestos personal injury claims against Owens Corning, including non-NSP claims, will be administered, and distributions on account of such claims will be made from the 524(g) Trust, pursuant to the trust distribution procedures attached to the Plan.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Prior to the Petition Date, Owens Corning deposited certain amounts in escrow accounts to facilitate claims processing under the NSP (“Administrative Deposits”). Amounts deposited into escrow in Administrative Deposits during a reporting period are included in the payments shown for NSP Settlements during the period. At September 30, 2006, approximately $106 million of Administrative Deposits previously made by Owens Corning had not been finally distributed to claimants (“Undistributed Administrative Deposits”) and, accordingly, are reflected in Owens Corning’s Consolidated Balance Sheet as restricted assets (under the caption “Restricted cash - asbestos and insurance related”) and have not been subtracted from Owens Corning’s reserve for asbestos personal injury claims (discussed below).

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

Reserve

Owens Corning estimates a reserve in accordance with generally accepted accounting principles to reflect asbestos-related liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. This reserve was established initially through a charge to income in 1991, with additional charges to income of approximately $1.1 billion in 1996, $1.4 billion in 1998, $1.0 billion in 2000 and $1.4 billion in 2002. For the reasons stated below, as a result of the Memorandum and Order of the District Court issued on March 31, 2005, estimating the total asbestos-related liability of Owens Corning at $7 billion, Owens Corning increased its reserve for potential asbestos-related liabilities by $3.435 billion for the first quarter of 2005, so that its recorded reserve for Owens Corning’s asbestos-related liabilities equaled the District Court’s estimate. Consequently, as of September 30, 2006, a reserve of $7 billion in respect of Owens Corning’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

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

On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. In its March 31, 2005 Memorandum and Order, the District Court observed that the range of projected liabilities that were reflected in the various expert reports submitted to it resulted from the attempt to make predictions based upon other predictions and assumptions, and that relatively minor variations in underlying assumptions can skew the end result enormously. The District Court further noted that it was estimating not how much each potential claimant would actually be entitled to receive but rather the total amount that the claimants, as a group, could legitimately have claimed as compensation (or, in the case of future claimants, what their claims would have been worth in the tort system) as of the Petition Date. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. In addition, on or about September 1, 2006, appellants Century Indemnity Company and Central National Insurance Company also filed a notice to dismiss with prejudice their appeal of the District Court’s estimation ruling. On October 4, 2006, the Third Circuit issued an order dismissing these appeals and the appeals of certain other appellants with prejudice.

Despite the District Court’s estimation order, Owens Corning notes that there continues to be uncertainty about the ultimate size of Owens Corning’s asbestos-related liabilities, including the possibility of consensual agreement of the parties or asbestos reform legislation. However, Owens Corning believes that the District Court’s estimation serves to establish an amount within the range of possible values of Owens Corning’s asbestos

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

liability that is more probable than other possible values in the context of Chapter 11 cases. Accordingly, as a result of the District Court’s estimation, Owens Corning increased its reserve for potential asbestos-related liability by $3.435 billion for the period ended March 31, 2005, so that its recorded reserve equaled the level of asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005 (see Item B below).

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

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (as subsequently amended or modified, the “FAIR Act”), and it was voted out of the Senate Judiciary Committee on May 26, 2005.

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

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be. In light of these uncertainties, the Plan provides for certain contingent payments to be made to the 524(g) Trust depending on, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress. At this time, however, passage of the FAIR Act by the end of the 109th Congress appears to be extremely unlikely. There is currently no legislative activity regarding the FAIR Act within the Senate and no such activities are currently scheduled prior to the end of this Congressional session.

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

As more fully discussed in Item A above, the Debtors (including Fibreboard), together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on June 5, 2006 a proposed sixth amended joint plan of reorganization for the Debtors (including Fibreboard) along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended, such modified disclosure statement is referred to herein as the “Disclosure Statement”). The Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed certain additional modifications to the sixth amended joint plan of reorganization (as modified), as well as certain schedules and exhibits thereto, on August 17, 2006, September 11, 2006, September 14, 2006 and September 15, 2006, respectively. The Plan was also supported by the steering committee of holders of obligations under the Pre-Petition Credit Facility pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement. On September 26, 2006, the USBC entered the Confirmation Order and the Findings and Conclusions. The plan of reorganization confirmed by the Confirmation Order is referred to herein as the “Plan”. On September 28, 2006, the District Court entered an order affirming the Confirmation Order and the Findings and Conclusions. Owens Corning expects that all pending and future asbestos claims against Owens Corning and Fibreboard will be channeled to and administered by the 524(g) Trust pursuant to the Plan.

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

In general, under the terms of the Plan, asbestos personal injury claims against Fibreboard, including Fibreboard non-NSP claims, will be administered, and distributions on account of such claims will be made from the 524(g) Trust, pursuant to the trust distribution procedures attached to the Plan.

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

In addition, Continental returned certain specified funds (the “Committed Funds”) and returned primary responsibility for certain pre-existing personal injury asbestos claims (the “Committed Claims”). On September 26, 2006 the Bankruptcy Court entered an order pursuant to which $34 million of the Committed Funds were transferred to the Fibreboard Settlement Trust and Fibreboard became primarily responsible for approximately 9,000 Committed Claims, as to which Owens Corning estimates Fibreboard’s liability is approximately $21 million.

As of September 30, 2006, the remaining Insurance Settlement funds and the transferred Committed Funds were held in and invested by the Fibreboard Settlement Trust. As of that date, $1.373 billion were held in the Fibreboard Settlement Trust and $127 million were held in Undistributed Administrative Deposits in respect of Fibreboard claims. On an ongoing basis, the funds held in the Fibreboard Settlement Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy asbestos-related liabilities. Under the terms of the Fibreboard Settlement Trust, any of such assets that ultimately are not used to fund Fibreboard’s

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

asbestos-related liabilities must be distributed to charity. However, since the reserve for Fibreboard asbestos-related liabilities exceeds the funds held in the Fibreboard Settlement Trust, the residual amount payable to charity under the terms of the Trust (see Note 10 to the Consolidated Financial Statements) was reduced to zero as of September 30, 2002.

Funds held in the Fibreboard Settlement Trust and Fibreboard’s Undistributed Administrative Deposits are reflected on Owens Corning’s Consolidated Balance Sheet as restricted assets. At September 30, 2006, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other -Fibreboard”. See Note 10 to the Consolidated Financial Statements for additional information concerning the Fibreboard Settlement Trust.

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

Reserve

Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities. As described in Item A above, on March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos. The amount estimated by the District Court exceeded the high end of the range of estimates of Owens Corning’s liability for asbestos claims that had been provided by Owens Corning’s asbestos valuation experts but was below the range of estimates of such liability provided by the valuation experts of the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning increased

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million during the quarter ended March 31, 2005, so that it equaled the high end of the range of estimates of Fibreboard’s liability for asbestos claims that had been provided by Owens Corning’s valuation experts for use in the estimation hearing. As a result of such increase, plus the increase of approximately $21 million during the third quarter of 2006 associated with Committed Claims as noted above, as of September 30, 2006, a reserve of approximately $3.237 billion in respect of Fibreboard’s asbestos-related liabilities was one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”.

As noted in Item A above as to Owens Corning, the estimate of Fibreboard’s liabilities for pending and expected future asbestos claims is subject to considerable uncertainty because such liabilities are influenced by numerous variables that are inherently difficult to predict. Ultimately, it is anticipated that the aggregate distributions to be made with respect to Fibreboard’s current and future asbestos personal injury claims will be determined as part of the plan of reorganization as confirmed by the Bankruptcy Court.

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

As noted in Item A above, Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (as subsequently amended or modified, the “FAIR Act”), and it was voted out of the Senate Judiciary Committee on May 26, 2005.

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

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be. In light of these uncertainties, the Plan

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

provides for certain contingent payments to be made to the 524(g) Trust depending on, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress. At this time, however, passage of the FAIR Act by the end of the 109th Congress appears to be extremely unlikely. There is currently no legislative activity regarding the FAIR Act within the Senate and no such activities are currently scheduled prior to the end of this Congressional session.

ITEM C. - OTHER ASBESTOS-RELATED MATTERS

Insurance

Since the filing, Owens Corning has reached settlements with more than ten excess level insurance carriers with respect to non-products insurance coverage applicable to asbestos personal injury claims. A portion of the insurance payments to be made pursuant to such settlements is deferred. In 2006, Owens Corning reached settlements providing for approximately $18 million in payments, including an insurance carrier relating to previously unconfirmed non-products coverage as to which Owens Corning had reflected an estimated probable recovery of $4 million. Under the settlements, the insurance payments paid have been made, and the deferred insurance payments when paid will be made, into escrow accounts, to be disbursed in accordance with an approved plan of reorganization. The escrow funds, including earnings, are reflected on Owens Corning’s Consolidated Balance Sheet as restricted assets, under the category “Restricted cash – asbestos and insurance related”. The receivables relating to the deferred insurance payments have been adjusted to reflect fair values and the total amount of $69 million as of September 30, 2006 is reflected on Owens Corning’s Consolidated Balance Sheet under the category “Other noncurrent assets.

Other Matters

SECURITIES AND CERTAIN OTHER LITIGATION

On or about April 30, 2001, certain of the Company’s current and former directors and officers, as well as certain underwriters, were named as defendants in a lawsuit captioned John Hancock Life Insurance Company, et al. v. Goldman, Sachs & Co., et al. in the United States District Court for the District of Massachusetts. An amended complaint was filed by the plaintiffs on or about July 5, 2001. Owens Corning is not named in the lawsuit. The suit purported to be a securities class action on behalf of purchasers of certain unsecured debt securities of Owens Corning in offerings occurring on or about April 30, 1998 and July 23, 1998. The complaint alleged that the registration statements pursuant to which the offerings were made contained untrue and misleading statements of material fact and omitted to state material facts which were required to be stated therein and which were necessary to make the statements therein not misleading, in violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended complaint sought an unspecified amount of damages or, where appropriate, rescission of the plaintiffs’ purchases. On September 21, 2006, the parties reached an agreement to settle all claims against the named director and officer defendants for an amount within their applicable insurance coverage. The settlement is subject to class notice and Court approval.

On or about September 2, 2003, certain of the Company’s current and former directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. Owens Corning is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under the Pre-Petition Credit Facility, alleged causes of action (1) against all defendants for breach of

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the Pre-Petition Credit Facility. The complaint sought an unspecified amount of damages. On October 6, 2003, the Company filed in the USBC a Complaint for Temporary Restraining Order, Preliminary Injunction and Enforcement of the Automatic Stay, requesting a preliminary injunction against further prosecution of the suit until after confirmation of a plan of reorganization for the Company. By order of the USBC, the New York action was preliminarily enjoined, with limited exceptions, until the earlier of the entry of an order confirming a plan of reorganization for the Company or further order of the USBC. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005, and the motion to dismiss was granted by the USBC on August 22, 2006.

Owens Corning holds an indirect ownership interest in ServiceLane.com, Inc. (“ServiceLane”), which is in Chapter 7 bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 01-36044-HCA-7 (Abrahamson, B.J.). Two former employees of ServiceLane (the “SL Plaintiffs”) have filed proofs of claim (Claims No. 8651 and 8622) against Owens Corning in the Chapter 11 Cases, alleging fraud and misrepresentation. Additionally, on July 24, 2003, the SL Plaintiffs, along with ServiceLane’s Chapter 7 trustee, brought suit against two Owens Corning officers, who also were directors of ServiceLane, in the United States District Court for the Northern District of Ohio, Western Division, under the caption ServiceLane.com, Inc., et al. v. Stein, et al. In the complaint, ServiceLane alleged a breach of fiduciary duty against both officers and the SL Plaintiffs alleged fraud against one officer. Owens Corning was not named in the lawsuit. On September 10, 2003, Owens Corning filed in the USBC an objection to the proofs of claim filed by the SL Plaintiffs as well as a counterclaim seeking declaratory relief in the form of a declaration that neither Owens Corning nor the two officers harmed the SL Plaintiffs. On October 1, 2003, the two officers filed a similar adversary proceeding in the USBC. In October 2003, the SL Plaintiffs filed a motion to dismiss Owens Corning’s counterclaim and, in November 2003, the SL Plaintiffs filed a motion to dismiss the adversary proceeding by the two officers. Hearings on both motions to dismiss were held on January 23, 2004. The USBC denied the motion to dismiss Owens Corning’s counterclaim and deferred action on the other motion to dismiss. Subsequently, the SL Plaintiffs and the two officers agreed to a dismissal of the Ohio action and a refiling in the USBC. As a result, all such proceedings were pending in the USBC. On January 19, 2005, the USBC denied the motion of the SL Plaintiffs for leave to amend their complaint. On December 21, 2005, the USBC issued an order dismissing the breach of fiduciary duty claim against the two officers. Subsequently the parties have reached an agreement to settle all claims relating to the Company and the individual defendants. The settlement is subject to approval by the USBC.

The named officer and director defendants in each of the above proceedings have filed contingent indemnification claims with respect to such litigation against Owens Corning pursuant to the General Bar Date process described below.

On September 1, 2006, various current and former members of Owens Corning’s Investment Review and Benefits Review Committees were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division) (the “ERISA Action”). Owens Corning is not named in the lawsuit, but such individuals would have a contingent indemnification claim against Owens Corning. The suit, brought by two former employees of the Company, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans of the Company and to class members in connection with investments in Owens Corning common stock.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

On or about January 6, 2006, the official representatives of the bondholders and trade creditors of Owens Corning filed, without leave of Court, the Complaint of Official Representatives of the Owens Corning Bondholder and Trade Creditor Constituencies for Equitable Subordination and to Pierce the Corporate Veil (the “Bond/Trade Complaint”). The Bond/Trade Complaint sought, among other things, to (i) subordinate the claims of holders of debt under the Pre-Petition Credit Facility against Owens Corning to the claims of certain bondholders and trade creditors of Owens Corning and to subordinate the claims of holders of debt under the Pre-Petition Credit Facility against the guarantors of the Pre-Petition Credit Facility to claims of Owens Corning, (ii) subordinate the claims of certain Non-Debtor Subsidiaries that are guarantors of the Pre-Petition Credit Facility against Owens Corning to the claims of certain bondholders and trade creditors of Owens Corning and (iii) pierce the corporate veil of certain Non-Debtor Subsidiaries that are guarantors of the Pre-Petition Credit Facility. On or about March 22, 2006, the holders of debt under the Pre-Petition Credit Facility filed a motion to dismiss the Bond/Trade Complaint. A pre-trial conference in the USBC was held on March 27, 2006 and, on March 28, 2006, Owens Corning filed a motion to dismiss the Bond/Trade Complaint. Consistent with the Settlement Term Sheet, the Bond/Trade Complaint has been stayed, and pursuant to the Plan, shall be dismissed with prejudice on the effective date of the Plan.

GENERAL BAR DATE CLAIMS

In connection with the Chapter 11 Cases, the Bankruptcy Court set April 15, 2002 as the last date by which holders of certain pre-petition claims against the Debtors must file their claims (the “General Bar Date”). The General Bar Date does not apply to asbestos-related personal injury claims and asbestos-related wrongful death claims (other than claims for contribution, indemnity, reimbursement, or subrogation). Approximately 25,100 proofs of claim (including the claims described below under the headings “PBGC Claim”, “Tax Claim” and “Specialty Roofing Claim”), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. As to the Pre-Petition Credit Facility, the claim total reflects only a single claim (in the amount of approximately $1.6 billion) although the holders have asserted this claim against Owens Corning and each of six other Debtors that issued a guarantee with respect to the facility. For further information concerning the filed claims, see Note 1 to the Consolidated Financial Statements, under the heading “General Bar Date”.

PBGC CLAIM

In connection with the General Bar Date described above, the Pension Benefit Guaranty Corporation (“PBGC”), an agency of the United States, has filed a claim, in the amount of approximately $458 million, in connection with statutory liability for unfunded benefit liabilities of the Owens Corning Merged Retirement Plan (the “Pension Plan”). The claim states that it is contingent upon termination of the Pension Plan. Since the Plan as confirmed by the Bankruptcy Court does not provide for termination of the Pension Plan, Owens Corning believes that this claim is moot.

TAX CLAIM

Owens Corning’s federal income tax returns typically are audited by the Internal Revenue Service (“IRS”) in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to the Filing, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As the result of these audits and unresolved issues from prior audit cycles, the IRS asserted claims for unpaid income taxes plus interest thereon. As the result of settlement negotiations, in the fourth quarter of 2004 the Company and the IRS reached

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $69 million, plus interest. The settlement was approved by the Bankruptcy Court by order dated November 15, 2004 and by the Congressional Joint Committee on Taxation on May 17, 2005. The Company has estimated the interest applicable to the settlement to be approximately $30 million. However, the IRS has computed such interest to be in the range of $71 million. The Company is in the process of reconciling the differences between the two interest computations and expects to enter into negotiations with the IRS to resolve any continuing differences.

During the quarter ended September 30, 2006, the United States Department of Treasury reduced the proofs of claim that it had filed with the Bankruptcy Court in connection with the tax claims described above and certain other matters from approximately $534 million to approximately $107 million.

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

SPECIALTY ROOFING CLAIM

Three purchasers of a specialty roofing product have filed proofs of claim in the aggregate amount of $275 million on behalf of themselves individually and on behalf of a purported class of pre-petition claimants with respect to such product, and have moved the USBC to certify such class. In addition, Owens Corning has been named a defendant in a purported class action, originally filed in the Superior Court for the County of San Joaquin, California, on behalf of post-petition claimants with respect to such product. Subsequently, Owens Corning removed the California proceeding to the United States Bankruptcy Court for the Eastern District of California (“CBC”), and the CBC, upon Owens Corning’s motion, ordered that the proceeding be transferred to the USBC. In late October, 2005, Owens Corning reached an agreement in principle to settle both purported class actions for a total of $11 million. Final documentation concerning the settlement has been signed by the parties and a motion for approval has been filed with the USBC and a hearing date has been set in January 2007. The settlement amount is fully reserved in the Consolidated Financial Statements.

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

The adversary actions were commenced against various other defendants seeking, among other things, (a) avoidance of certain guarantees and certain preferential payments made in connection with Owens Corning’s Pre-Petition Credit Facility (the “Pre-Petition Credit Facility Action”); (b) the return of up to approximately $515 million paid by the Company to stockholders of Fibreboard in connection with the Company’s purchase of Fibreboard in 1997 (the “FBD Shareholder Action”); (c) the return of up to approximately $61.8 million paid by the Company to stockholders in dividends in the period 1996 through 2000 (the “Dividend Action”); and (d) the return of approximately $133 million paid by the Company to Bank of America Corp. in connection with Owens Corning’s purchase of Fibreboard in 1997. Both the FBD Shareholder Action and the Dividend Action are defendant class actions. Certain present or former officers or directors of the Company may be members of either or both defendant classes.

Certain holders of Owens Corning debt securities filed a Complaint in Intervention in connection with the Pre-Petition Credit Facility Action, seeking to assert securities fraud related claims against five subsidiaries of Owens Corning that issued guarantees in connection with the Pre-Petition Credit Facility. The Company has opposed such intervention. On January 20, 2006, the official representatives of the bondholder and trade creditor constituencies of Owens Corning filed a motion for leave to file an amended complaint in intervention in connection with the Pre-Petition Credit Facility Action and to seek authority to prosecute existing claims and commence others on behalf of the Debtors’ estates (the “Derivative Complaint”). Pursuant to the Settlement Term Sheet, the Derivative Complaint and the Pre-Petition Credit Facility Action were stayed pending Plan confirmation and shall be dismissed with prejudice on the effective date of the Plan.

The Plan contemplates that the claims belonging to the Debtors under the Pre-Petition Credit Facility Action, which are the subject of the Derivative Complaint, will be released upon the effective date of the Plan.

Separately, and at the request of the Official Committee of Unsecured Creditors and the direction of the Bankruptcy Court, the Debtors either obtained tolling agreements from, or filed actions against, approximately 115 law firms that entered into NSP or non-NSP agreements with the Debtors on behalf of claimants asserting asbestos-related personal injury or wrongful death claims. Lawsuits were brought initially against the 11 law firms that did not sign tolling agreements, seeking two forms of relief: (a) first, a declaratory judgment as to whether payments made, or obligations incurred, under NSP and non-NSP agreements were in exchange for reasonably equivalent value; and (b) second, in the event reasonably equivalent value was not received, the recovery or avoidance of payments made and obligations incurred under the relevant NSP and non-NSP agreements pursuant to applicable state and federal fraudulent conveyance law. On or before September 29, 2003, similar lawsuits were brought against 5 additional law firms whose tolling agreements were about to

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

expire. On or about October 3, 2005 similar lawsuits were brought against 2 additional law firms whose tolling agreements were about to expire and who could not be contacted to extend the tolling agreements because of Hurricane Katrina. The Official Committee of Unsecured Creditors was named as a defendant in all such lawsuits, solely with respect to the declaratory relief sought. During the first quarter of 2004, the lawsuit against one of the law firms was dismissed with the consent of the Official Committee of Unsecured Creditors and Bankruptcy Court approval. By motions filed on various dates, the Debtors have requested a stay of the foregoing litigation pending its disposition in the Plan (or any other plan of reorganization). Pursuant to rulings of the Bankruptcy Court, all of the foregoing litigation, other than the Pre-Petition Credit Facility Action and two commercial preference actions, has been stayed until December 15, 2006.

Under the Plan, all avoidance actions shall be dismissed with prejudice on the effective date of the Plan, unless otherwise expressly preserved and set forth on Plan Schedule XIV with the consent of the Debtors, the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants. Similarly, the Plan contemplates that, upon the Plan effective date, all NSP avoidance actions shall also be released.

OTHER BANKRUPTCY RELATED MATTERS

See Note 1 to the Consolidated Financial Statements for a discussion of other bankruptcy related matters.

10.    FIBREBOARD SETTLEMENT TRUST

Under the Insurance Settlement described in Note 9 to the Consolidated Financial Statements, two of Fibreboard’s insurers provided $1.873 billion during the fourth quarter of 1999 to fund the costs of resolving pending and future Fibreboard asbestos-related liabilities. As of September 30, 2006 and December 31, 2005, the remaining Insurance Settlement funds were held in and invested by the Fibreboard Settlement Trust (the “Trust”). In addition, as a result of a September 26, 2006 order of the Bankruptcy Court, the Trust received approximately $34 million of Committed Funds as described in Note 9 to the Consolidated Financial Statements. On an ongoing basis, the funds held in the Trust will be subject to investment earnings/losses and will be reduced if and as applied to satisfy Fibreboard asbestos-related liabilities. Under the terms of the Trust, any Trust assets that ultimately are not used to fund Fibreboard’s asbestos-related liabilities must be distributed to charity. Based on currently available information, Owens Corning does not believe that any such assets will remain for distribution at the conclusion of the Chapter 11 Cases.

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

Balance Sheet as restricted assets. At September 30, 2006 and December 31, 2005, these assets were reflected as non-current assets, under the category “Restricted cash, securities and other - Fibreboard”. Owens Corning estimates a reserve for Fibreboard in accordance with generally accepted accounting principles to reflect asbestos-related liabilities (see Note 9, Item B, to the Consolidated Financial Statements). As of September 30, 2006 and December 31, 2005, these liabilities were one of the items included in Owens Corning’s Consolidated Balance Sheet under the category “Liabilities Subject to Compromise”. At September 30, 2006 and December 31, 2005, the Consolidated Financial Statements reflect Fibreboard’s reserve for asbestos litigation claims at $3.237 billion and $3.216 billion, respectively.

For accounting purposes, the Trust Assets are classified as “trading securities” and are reported in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, marketable securities classified as trading securities are recorded at fair market value.

Any earnings, realized gains/losses and unrealized increases/decreases in fair market value of the Trust Assets are reflected as an increase/decrease in the carrying amount of such assets on the Consolidated Balance Sheet as well as a decrease/increase in Chapter 11-related reorganization items on the Consolidated Statement of Income (Loss). Cost for purposes of computing realized gains/losses is determined using the specific identification method.

The residual obligation to charity is included within Fibreboard’s reserve for asbestos litigation claims as the asbestos-related liabilities have exceeded the Trust Assets. Consequently, no amounts have been recorded to the residual obligation to charity, and earnings/losses on Trust Assets have been recorded as Chapter 11-related reorganization items.

Results for the Periods Ended September 30, 2006 and 2005

The Trust Assets generated interest/dividend earnings of approximately $17 million and $15 million, respectively, during the third quarters of 2006 and 2005, for totals of $48 million and $45 million for the first nine months of 2006 and 2005, respectively. These amounts were recorded as Chapter 11-related reorganization items in the Consolidated Statement of Income (Loss).

During the third quarters of 2006 and 2005, the fair market value adjustment for those securities designated as trading securities resulted in an unrealized gain of approximately $15 million and an unrealized loss of approximately $6 million, respectively, recorded as a change in the carrying amount of the assets on the Consolidated Balance Sheet. For the nine month period ended September 30, 2006 the company recorded an unrealized gain of $8 million and for the nine month period ended September 30, 2005, the Company recorded unrealized losses of $23 million. These adjustments were recorded as Chapter 11-related reorganization items in the Consolidated Statement of Income (Loss).

As a result of the Filing, there were no payments for asbestos litigation claims from the Trust during the quarterly or nine month periods ended September 30, 2006 or 2005. However, there was a payment made for taxes of $0.1 million during the quarterly and nine month periods ended September 30, 2006 while no payments for taxes were made during the quarterly and nine month periods ended September 30, 2005. The sale of securities resulted in realized losses of approximately $6 million during the third quarters of 2006 and 2005 (a loss of $22 million and $12 million, respectively, during the first nine months of each year). Realized gains or losses from the sale of securities are reflected on the Company’s financial statements in the same manner as actual returns on Trust Assets, described above.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.    FIBREBOARD SETTLEMENT TRUST (continued)

During the third quarter of 2006, the Company increased Fibreboard’s recorded reserve for potential asbestos-related liability by $21 million, to an aggregate $3.237 billion. The trust also received $34 million of Committed Funds. Both of these items resulted from the September 26, 2006 order of the Bankruptcy Court relating to Committed Claims, as described in Note 9 to the Consolidated Financial Statements.

During the first quarter of 2005, the Company increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million, to an aggregate $3.216 billion.

At September 30, 2006, the fair value of Trust Assets and Administrative Deposits was $1.500 billion, which was comprised of Trust Assets of $1.373 billion of marketable securities and Administrative Deposits of $127 million.

The table below summarizes Trust and Administrative Deposits activity for the nine months ended September 30, 2006:

	Balance 12/31/05	Interest and Dividends	Unrealized Gain	Realized Loss	Provision	Other	Payments	Balance 9/30/06
	(Dollars in millions)
Assets
Trust Assets:
Marketable securities – trading	$1,306	$48	$8	$(22)	$—	$34	$(1)	$1,373
Administrative deposits	127	—	—	—	—	—	—	127

Total Trust assets	$1,433	$48	$8	$(22)	$—	$34	$(1)	$1,500

Liabilities
Trust Liabilities:
Accounts payable	$19	$—	$—	$—	$—	$—	$—	$19
Asbestos litigation claims	3,216	—	—	—	21	—	—	3,237

Total Trust liabilities	3,235	—	—	—	21	—	—	3,256
Liabilities in excess of assets	(1,802)	48	8	(22)	(21)	34	(1)	(1,756)

Total Trust liabilities net of liabilities in excess of assets	$1,433	$48	$8	$(22)	$—	$34	$(1)	$1,500

11.    RESTRUCTURING

In the third quarter ended September 30, 2006 a restructuring activity was taken in our Composite Solutions segment as part of an initiative to reduce its operating cost. The charge amounted to approximately $10 million, which was recorded on the Consolidated Statement of Income (Loss) as restructuring costs. Head count reductions of 160 employees resulted in severance costs of approximately $8 million and dismantling of production equipment resulted in an additional $2 million. The expected annual savings from this action is estimated to be approximately $9 million.

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

Prior to adoption of SFAS No. 123R, the Company utilized the intrinsic value method of accounting for expense recognition related to its stock-based compensation plans as permitted by SFAS No. 123. In accordance with pro forma disclosures required by SFAS No. 123, there would have been no impact to reported net income (loss) for 2005 or 2006 had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans.

13.    EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) used for basic and diluted earnings per share (millions)	$62	$(267)	$376	$(4,437)

Weighted-average number of shares outstanding used for basic earnings per share (thousands)	55,340	55,327	55,338	55,324

Non-vested restricted shares (thousands)	—	—	3	—

Deferred awards (thousands)	24	—	24	—

Shares from assumed conversion of preferred securities (thousands)	4,566	—	4,566	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share (thousands)	59,930	55,327	59,931	55,324

Net income (loss) per common share:

Basic net income (loss) per share	$1.13	$(4.82)	$6.80	$(80.19)

Diluted net income (loss) per share	$1.04	$(4.82)	$6.28	$(80.19)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.    EARNINGS PER SHARE (continued)

Due to their anti-dilutive effect, the following shares were not included in the number of shares used in the calculation of diluted earnings per share for the quarter and nine months ended September 30, 2005.

	Quarter	Nine Months
	(In thousands of shares)
Non-vested restricted shares	15	18
Deferred awards	24	24
Shares from assumed conversion of preferred securities	4,566	4,566

Total shares not included due to anti-dilutive effect	4,605	4,608

14.    COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Net income (loss)	$62	$(267)	$376	$(4,437)
Other comprehensive income (loss)	(8)	49	(3)	25

Comprehensive income (loss)	$54	$(218)	$373	$(4,412)

The Company’s other comprehensive income (loss) for the periods presented includes foreign currency adjustments and deferred gains and losses on certain hedging transactions recorded at fair value.

15.    INCOME TAXES

On an on-going basis, the Company records valuation allowances related to realization of certain tax assets, including deferred tax assets related to asbestos-related liabilities. In light of the Company’s financial position and Chapter 11 proceedings, including the current plan of reorganization, the Company decreased its valuation allowance for tax assets related to asbestos-related liabilities by $40 million during the first quarter of 2006, resulting in a $40 million tax benefit in the quarter and an effective tax rate of negative 20%. In the second quarter of 2006, the Company further decreased its valuation allowance, due to an additional change in the current plan of reorganization, by an additional $225 million for tax assets related to asbestos-related liabilities, resulting in a $225 million tax benefit in the quarter. No adjustment to the valuation allowance for tax assets related to asbestos-related liabilities was required during the third quarter of 2006.

On May 18, 2006, new Texas state tax legislation, which substantially changes the state’s tax system, was enacted. The legislation impacted the Company’s ability to utilize its deferred tax assets, including previously recorded state of Texas net operating loss carry forwards. As a result of this legislation, the Company incurred $10 million of additional tax expense during the second quarter to record its deferred tax assets and net operating loss carry forwards at realizable value. In addition, in the third quarter of 2006 we favorably resolved a tax matter related to our foreign operations and recorded a credit of approximately $15 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.    INCOME TAXES (continued)

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

16.    ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This model will likely cause greater volatility in the consolidated statement of income as more items are recognized discretely within income tax expense. This statement becomes effective for annual periods beginning after December 15, 2006. The Company is still evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 amends the guidance in various standards related to pensions and other post-retirement benefit plans. In addition to new disclosure requirements, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16. ACCOUNTING PRONOUNCEMENTS (continued)

statement also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements. The disclosure and recognition requirements of this statement become effective as of the end of the fiscal year ending after December 15, 2006 while the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on our Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report.)

OVERVIEW

Chapter 11 Overview

Since the Company’s filing for Chapter 11 protection on October 5, 2000, we have worked diligently and consistently to formulate a plan of reorganization that would serve to resolve our Company’s historic asbestos liability in a manner that treats all of our creditors fairly and equitably. Our objective has been to work with all creditor groups in an attempt to reach a consensus as to the terms of such a plan of reorganization so that it could be fully supported. On July 10, 2006, we filed a Sixth Amended Joint Plan of Reorganization with the USBC (the “Plan”). Our long-sought consensus was finally achieved when over 90% of the voters of each of the Owens Corning voting classes voted to accept the Plan. The Plan was then confirmed by the USBC in an order entered on September 26, 2006 and the USBC’s order was subsequently affirmed by the United States District Court for the District of Delaware on September 28, 2006.

The confirmation of our Plan was a monumental milestone in our company’s journey towards emergence from Chapter 11. It reflected overwhelming support from all of our creditor classes and from the USBC and United States District Court. The terms of the Plan also accomplished the goals that we had set for our Chapter 11 reorganization from the beginning: (1) provide fair compensation for any person who was injured as a result of being exposed to the asbestos products our company produced through 1972; (2) treat all creditors fairly and equitably; (3) position our company to emerge strong and able to grow and succeed in the future.

As part of the Plan, we will create and fund a trust (“524(g) Trust”), and all qualifying holders of present and future asbestos personal injury and wrongful death claims will be paid from that 524(g) Trust. The Plan contains an injunction channeling asbestos personal injury and wrongful death claims to the 524(g) Trust and precluding any asbestos personal injury and wrongful death claims from being asserted against the company now or in the future.

We currently expect the effective date of the Plan to be on or about October 31, 2006. The distributions that we will make on or around the Effective Date include:

•	the 524(g) Trust will receive $1.25 billion and all amounts held in the Fibreboard Settlement Trust and certain asbestos-related escrow and administrative accounts.

•	approximately $2.405 billion in cash will be paid to holders of claims relating to the Company’s pre-petition bank facility, which will pay such claims in full, including post-petition interest

•	non-bondholder senior and junior creditors of the various Debtors will receive an aggregate of approximately $284 million in cash

•	holders of the Company’s pre-petition bonds will receive approximately 27.0 million shares of our common stock

•	as described below, there will be 72.9 million outstanding shares of our common stock issued pursuant to a rights offering, pursuant to which certain of the Company’s pre-petition bondholders and other general unsecured creditors of the Debtors subscribed to purchase shares, and certain institutional holders are obligated to purchase those shares not subscribed to under the rights offering pursuant to a backstop facility

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	up to 3.3 million restricted shares of our common stock will be issued to certain directors and employees of the Company as part of incentive arrangements approved as part of the Plan

•	holders of the Company’s common stock will receive warrants to obtain 7,836,992 shares of our common stock, at an exercise price of $45.25 per share, and

•	holders of certain subordinated claims will receive warrants to obtain 17,502,848 shares of our common stock, at an exercise price of $43.00 per share.

Under the Plan, the 524(g) Trust may also receive additional cash and shares in the first week of January 2007, depending upon the outcome of asbestos legislation, known as the Fairness in Asbestos Injury Resolution Act of 2006 (the “FAIR Act”) that is currently pending before the U.S. Congress. If the FAIR Act has not been enacted into law on or before the tenth day after the conclusion of the current 109th Congress, which date we refer to as the Trigger Date, or the FAIR Act is enacted into law on or before the Trigger Date and is subject to constitutional challenge on or prior to March 31, 2007 and such challenge is successful, then the 524(g) Trust shall receive from us:

•	$1.390 billion in cash, plus 7% simple interest from the Effective Date to the payment date, which contingent payment right is evidenced by a promissory note which we refer to as the Contingent Note, plus

•	28.2 million shares of our common stock that will be reserved on the Effective Date for such purpose, which shares we refer to as the Contingent Shares.

In the event that the FAIR Act is enacted into law on or prior to the Trigger Date, and is not subject to a constitutional challenge to its validity on or before March 31, 2007, or is challenged on or before March 31, 2007 but such challenge is unsuccessful, the $1.390 billion payment will not vest with the 524(g) Trust and the 28.2 million Contingent Shares will not be issued to the 524(g) Trust. Additionally, the holders of the Company’s common stock will then be entitled to exchange (without any further consideration) the warrants received pursuant to the Plan for approximately 19,241,988 shares of our common stock, and the holders of certain subordinated claims will be entitled to exchange (without any further consideration) the warrants received pursuant to the Plan for approximately 8,012,165 shares of our common stock.

At this time, however, we believe that it is highly unlikely that the FAIR Act will be enacted by the Trigger Date. As a result, we expect the contingent payment and Contingent Shares to be transferred into the 524(g) Trust on or about January 8, 2007.

If the Contingent Shares are issued to the 524(g) Trust, each of the investment firms that entered into individual agreements, which we collectively refer to as the Collar Agreements, shall be obligated under certain put rights and shall have certain call rights under the Collar Agreements with respect to the Contingent Shares issued to the 524(g) Trust.

We expect to finance the cash distributions to be made under the Plan with cash and cash equivalents, proceeds generated from our rights offering, proceeds generated from a senior debt offering and drawings under a senior credit facility.

In connection with the Plan vote solicitation, we initiated a rights offering (the “Rights Offering”) whereby certain bondholders and other unsecured creditors were offered the right to purchase up to their pro rata share of 72.9 million shares of Reorganized Owens Corning common stock at a purchase price of $30.00 per share. Under the Rights Offering, participants subscribed to purchase 2,886,860 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In connection with the Rights Offering, we also entered into an Equity Commitment Agreement with J.P. Morgan Securities Inc. (“JPMSI”) to purchase from us, at $30.00 per share, any of the 72.9 million shares of our common stock offered pursuant to the Rights Offering that were not sold under the Rights Offering. In connection with the Equity Commitment Agreement, JPMSI entered into a syndication agreement with various other financial institutions (the “Backstop Purchasers”) whereby each other Backstop Purchaser agreed to purchase from JPMSI its pro rata portion of any shares purchased under the Equity Commitment Agreement by JPMSI. Subject to the Equity Commitment Agreement and related syndication agreement, the Backstop Purchasers are obligated to purchase, as of the Effective Date, the 70,013,140 shares which were not subscribed for and purchased under the Rights Offering.

Throughout the six years we have operated in Chapter 11, we have grown our company, funded our pensions and served the needs of our customers. We are now poised to emerge from Chapter 11 in the fourth quarter of 2006, and we are anxious to distribute value to our creditors and begin growing value for our new stockholders.

Operations Overview

Items Affecting Comparability

Because of the nature of certain items related to our Chapter 11 proceedings, asbestos liability, and restructuring activities, management does not find reported income from operations to be the most useful financial measure of the Company’s year-to-year operational performance. These items are related primarily to the Chapter 11 process and activities necessitated by our anticipated plan of reorganization, items that are not the result of current operations of the Company. Management does not expect these items to continue on an ongoing basis after the Company emerges from bankruptcy.

Management measures operating performance by excluding Chapter 11-related reorganization items, provisions for asbestos litigation claims and the other items referenced in the preceding paragraph for various purposes, including reporting results of operations to the Board of Directors of the Company and for analysis of performance and related employee compensation measures. Although management believes that these adjustments to income from operations provide a more meaningful representation of the Company’s performance, our operating performance excluding these items should not be considered in isolation or as a substitute for income from operations prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In addition, such presentation is not necessarily indicative of the results that the Company would have achieved if the Company was not subject to Chapter 11 proceedings.

Some of the significant items impacting the year over year comparability of reported income from operations are noted in the table below (dollars in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Chapter 11-related reorganization items	$1	$8	$28	$40
Provision (credit) for asbestos litigation claims (recoveries) – Owens Corning	3	(1)	—	3,434
Provision for asbestos litigation claims – Fibreboard Corporation	(13)	—	(13)	907
Restructuring and other charges (credits)	4	—	(31)	(13)

Total of items	$(5)	$7	$(16)	$4,368

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Reported income (loss) from operations was income of $159 million for the third quarter of 2006 compared to income of $139 million in 2005 and income of $442 million for the first nine months of 2006 compared to loss of $3,973 million in 2005. Excluding the items affecting comparability reflected in the table above, income from operations improved to $154 million for the third quarter of 2006 compared to $146 million in 2005 and $426 million for the first nine months of 2006 compared to $395 million in 2005.

During the first nine months of 2006, several major factors affected the performance of our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services segments (all of which are included in our building materials product category), including the following:

•	While leading economic indicators and forecasts for the second half of 2006 are indicating that the new residential construction market in the United States is weakening from historic highs, we have not seen a material impact of reduced housing starts on our results, particularly within our Insulating Systems segment. This has resulted in continued high demand for our products during the first nine months, however in the later part of third quarter we began to see declines in volume compared to the same period of 2005.
•	High demand for our insulating and roofing products, primarily in the first half of the year, allowed us to maintain manufacturing at high utilization rates, which contributed to improved operating efficiency during the first nine months of 2006.
•	In the third quarter we experienced weakness in our Roofing and Asphalt segment performance due to lower than usual storm-related demand and margin compression associated with high asphalt cost, which we have been unable to fully recover in pricing.

Major factors affecting the performance during the first nine months of 2006 of our Composite Solutions segment included the following:

•	Our glass reinforcements product lines improved in the third quarter due to strong volumes, the benefits of the second quarter acquisition of reinforcement capacity in Japan, and improved productivity as our India and Brazil manufacturing facilities resumed production late in the second quarter.
•	Because of the continuing competitive global environment in the glass fiber materials market, prices have decreased slightly. These lower prices, combined with increases in costs of energy-related commodities and services, partially offset by productivity gains, continued to adversely impact this segment and created margin compression.
•	The ratio of metals comprising an alloy used in certain production tooling was changed to take advantage of favorable market conditions. As a result, the Company disposed of a certain amount of one metal and purchased an equal dollar amount of another, which resulted in a gain of approximately $45 million in the first nine months of 2006.
•	Our manufacturing facility in Taloja, India resumed production in the second quarter of 2006 following a shutdown related to capacity expansion and recovery from the July 2005 flood of this facility. We estimate that comparable results were negatively impacted by approximately $8 to $10 million as a result of this facility shutdown during the first six months of 2006. In the second and third quarters we finalized settlement of our insurance claims, resulting in recognizing $20 million of gain during the first nine months of 2006.

Safety

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate as defined by OSHA, which we refer to as RIR. For the first nine months of 2006 our RIR improved 11% from the same time period last year, and our annual 2005 RIR improved 36% over our annual 2004 performance.

Outlook

Our building materials demand remained generally strong during the third quarter of 2006. The continued weakening of the U.S. housing market began to impact our business in September.

Leading economic indicators and forecasts during the second half of 2006 show that the new residential construction market in the United States is clearly weakening from historic highs. For example: (1) according to the U.S. Census Bureau, privately-owned housing starts in August 2006 were at a seasonally adjusted annual rate of 1.665 million, 6% below the revised July estimate of 1.772 and 19.8% below the August 2005 rate of 2.075 million; and (2) according to the National Association of Home Builders (NAHB), 2007 total housing starts are estimated to be 1.620 million.

The reported slowing of housing starts from record highs, recent increases in the U.S. housing inventory and reported consumer uncertainty regarding the economy is beginning to weaken demand for some of our building materials products. In addition to these economic factors, the Roofing and Asphalt segment has experienced lower than usual storm-related demand and margin compression associated with high asphalt cost. Combined, these factors will likely impact our capacity utilization, selling prices and margin for certain of our products in the fourth quarter of 2006.

While the Company does have certain businesses and products, including those within its Composite Solutions Business, that are not as sensitive to new residential construction, we cannot be certain that the revenue and income from these businesses would materially mitigate any decline in our results due to a decline in residential housing construction.

Partially offsetting the recent softening of the housing-start related demand, we believe that the Energy Policy Act of 2005 may serve to stimulate some demand for our qualifying insulation products in the United States due to the potential tax credits offered to homebuilders for the construction of more energy efficient homes, and to home-owners for certain energy efficient home improvements. The Company is also launching marketing programs that are intended to expand the use of Owens Corning products in residential and commercial applications. We believe the Composite Solutions segment will continue to see improvement in the fourth quarter over the first half of the year in its glass reinforcement product lines due to improved productivity as a result of our India and Brazil manufacturing facilities resuming production.

Global demand for energy related commodities and services have caused us to continue to experience cost inflation during 2006. While these pressures are lessening somewhat compared with earlier in 2006, we anticipate such inflation may not be recovered completely through price increases and will require us to achieve additional productivity gains in order to avoid margin compression.

We will continue to focus on managing our capacity, introducing product offerings, and eliminating inefficiencies in our business and manufacturing processes to offset the effects of any softening in demand and to achieve planned results. If we cannot achieve targeted productivity gains, our margins, results of operations, and financial condition could be adversely affected.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Developments

On May 1, 2006, the Company completed its acquisition of Asahi Glass Co. Ltd.’s composite manufacturing facility located near Tokyo, Japan. The purchase price was approximately $8 million, subject to adjustment up to an additional $5 million, to be paid out in the future, if certain income thresholds are met. We believe this acquisition will support the growth of customers in the automotive, consumer and electrical, building and construction, and infrastructure markets and will position us to capitalize on emerging opportunities within the Asia Pacific region.

On July 25, 2006, the Company announced it has signed a purchase agreement to acquire the Modulo™/ParMur Group, a leading producer and distributor of manufactured stone veneer in Europe. The acquisition will further the global expansion of the Company’s manufactured stone veneer business, which is included in the Other Building Materials and Services segment, in the European building products market. The transaction, valued at approximately $32 million closed in September 2006.

On July 27, 2006, Owens Corning and Saint-Gobain Group, which we refer to as Saint-Gobain, jointly announced that they are in discussions to merge Owens Corning’s reinforcements business (a part of Owens Corning’s Composite Solutions business segment) and Saint-Gobain’s reinforcement and composites businesses (a part of the entity known as Vetrotex) into a new company. The combination of these two businesses would establish a global company in reinforcements and composite fabrics products, with worldwide revenues of approximately $1.8 billion and 10,000 employees. The new company would have operations across Europe, North and South America, and Asia, including the following key emerging markets: China, India, Russia, Mexico and Brazil.

The parties anticipate the transaction would be structured as a joint venture, with Owens Corning owning a 60% equity interest and Saint-Gobain owning the remaining 40%. No definitive transaction agreements have been entered into by the parties and therefore there can be no assurance that any transaction will be consummated or, if consummated, what definitive terms and conditions may ultimately be agreed upon by the parties.

Based upon our confirmed plan of reorganization and management’s current estimates of distributions under such plan, the Company will generate substantial income tax net operating losses. As a result we would expect to pay little, if any, U.S. federal income taxes for the near to medium term. The Company’s ability to utilize net operating losses arising in the year of emergence will be subject to the limitations of section 382 of the Internal Revenue Code, and if Reorganized Owens Corning undergoes an ownership change following the effective date of the Plan, the Company’s ability to utilize any future net operating losses will be subject to further limitations. However, it is not expected that such limitations will have a material impact on the Company’s U.S. federal income tax liability for any taxable year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results for the Quarter Ended September 30, 2006 and 2005

We refer to earnings before interest, taxes, depreciation and amortization as EBITDA, which is not defined under accounting principles generally accepted in the United States of America, which we refer to as GAAP. The Company uses EBITDA as a metric in determining performance related compensation because it provides a more complete understanding of our underlying results. Please see “Non-GAAP Measure” below for a reconciliation of this measure to net income (loss).

	Quarter ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$1,661	$1,618

Gross margin	$293	$303

As a percent of sales	17.6%	18.7%

Marketing and administrative expense	$141	$144

As a percent of sales	8.5%	8.9%

Income from operations	$159	$139

Interest expense	$71	$539

Income tax expense (benefit)	$25	$(134)

Net income (loss)	$62	$(267)

EBITDA	$219	$199

NET SALES

Net sales for the quarter ended September 30, 2006 were $1.661 billion, a 2.7% increase from the 2005 level of $1.618 billion. This increase was primarily the result of favorable pricing actions in the Insulating Systems and Roofing and Asphalt segments, largely in response to increased costs, combined with increased volume in the Composite Solutions segment, which was primarily attributable to the acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd. which occurred on May 1, 2006. Partially offsetting these increases was lower volume in most product lines in our building materials product category, with the exception of continued volume growth in manufactured stone veneer products. The decline in demand in the building materials product category is attributable to the weakening in the U.S. residential construction market from historic highs and lower storm-related demand in the Roofing and Asphalt segment.

Sales outside the United States represented 19% of total sales for the third quarter of 2006, compared to 16% during the same time period in 2005.

GROSS MARGIN

Gross margin as a percent of sales for the quarter ended September 30, 2006 decreased by 1.1% compared to the same period of 2005. The Insulating Systems segment gross margin as a percent of sales improved primarily as a result of higher pricing and manufacturing productivity stemming from strong demand in the U.S. housing and remodeling markets as well as commercial and industrial markets in the first half of the year.

Partially offsetting this improvement were lower margins in Roofing and Asphalt, as we were unable to achieve price increases in the third quarter to sufficiently offset significantly increased asphalt cost. Composite Solutions

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

segment gross margins were lower due to lower prices, and higher materials, energy and transportation costs. Other Building Materials and Services segment gross margin as a percent of sales was unchanged.

Gross margin was also positively impacted by approximately $5 million related to the revaluation of inventories to the last-in, first-out method.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses for the third quarter ended September 30, 2006 were $141 million, a 2.1% decrease from the 2005 level of $144 million. As a percent of net sales marketing and administrative expenses in the quarter ended September 30, 2006 were 8.5%, as compared to 8.9% in 2005. The decline as a percent of net sales is primarily due to increased net sales and lower performance-based expense in 2006, offset in part by approximately $4 million in transaction costs associated with the proposed joint venture of Owens Corning’s Reinforcement Business and Saint-Gobain’s Reinforcement and Composite Business.

PROVISION FOR ASBESTOS LITIGATION CLAIMS

In the third quarter of 2006 we resolved a matter related to Fibreboard asbestos personal injury claims and insurance assets and recorded a $13 million net credit for asbestos litigation recoveries. In addition Owens Corning adjusted its insurance receivable to reflect settlements with insurance carriers and adjusted its insurance receivable to reflect fair value and increased its reserve for asbestos-related property damage claims, which resulted in a $3 million provision for asbestos litigation claims. See the Notes to the Consolidated Financial Statements for further information concerning the provision for asbestos litigation claims.

INCOME FROM OPERATIONS

The increase in income from operations in the third quarter of 2006 compared to the third quarter of 2005 is a result of the items mentioned above and the following items:

•	Gains were recorded in the Consolidated Statement of Income (Loss) under the caption gain on sales of fixed assets and other to reflect the disposal of a certain amount of one alloy metal and the purchase of another type of alloy metal at an equal dollar amount, resulting in no impact to cash. This disposal and purchase was made to take advantage of favorable market conditions by changing the ratio of metals comprising an alloy used in certain production tooling. As a result, the Company recorded a gain of approximately $10 million in the third quarter of 2006.

•	In the third quarter of 2006 we finalized our recoveries of insurance proceeds related to the July, 2005 flood of our Taloja, India manufacturing facility. As a result we recorded in the Consolidated Statement of Income (Loss) under the caption gain on sale of fixed assets and other, $12 million in gains related to the business interruption losses (primarily attributable to the last half of 2005 and the first quarter of 2006).

•	In the third quarter ended September 30, 2006 a restructuring activity was taken in Composite Solutions as part of an initiative to reduce its operating cost. The restructuring charge amounted to approximately $10 million and primarily relates to employee severance. The expected annual savings from this action is estimated to be approximately $9 million.

•	Income from operations was favorably impacted during the nine months ended September 2006 by a reduction in Chapter 11-related reorganization items, primarily resulting from increased investment income more than offsetting higher professional fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE

The results for the third quarter of 2006 include expenses of $63 million with respect to the Company’s pre-petition bank facility relating to post-petition interest and certain other fees, in light of the terms of the Plan. The Plan also provides that certain holders of allowed unsecured trade claims and certain other allowed claims against Debtors shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, for the third quarter of 2006, Owens Corning recorded additional expenses of $10 million reflecting post-petition interest with respect to such unsecured trade and certain other allowed claims.

The 2005 results included expenses of $538 million with respect to Owens Corning’s pre-petition bank facility for the period from the Petition Date through September 30, 2005 relating to post-petition interest and certain other fees. Of these expenses, $31 million related to the quarterly period ended September 30, 2005. These expenses were recorded as of September 30, 2005 as the result of the Third Circuit Court of Appeal’s reversal of the District Court’s order on substantive consolidation, our evaluation of the distributable values (considered on a non-substantively consolidated basis) of the Company and certain of it’s Debtor and non-Debtor subsidiaries and our view of the likelihood of the amounts that may be paid under a plan of reorganization to holders of debt under the Company’s pre-petition bank facility.

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Debtors’ bankruptcy filing, contractual interest expense on pre-petition debt of the Debtors other than the Company’s pre-petition bank facility and certain allowed unsecured trade claims against Debtors other than Owens Corning has not been accrued or recorded since the Petition Date. From the Petition Date through September 30, 2006, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $616 million, of which $26 million relate to the third quarter of 2006 and $26 million relate to the third quarter of 2005.

INCOME TAX EXPENSES

In the third quarter of 2006 we favorably resolved a tax matter related to our foreign operations and recorded a credit of approximately $15 million. As a result of this item, the Company had an effective tax rate of 28% in the third quarter of 2006.

Income tax expense for the third quarter of 2005 includes approximately $12 million of additional taxes related to our decision under the American Jobs Creation Act to repatriate approximately $220 million of earnings considered permanently reinvested.

NET INCOME (LOSS)

For the quarter ended September 30, 2006, Owens Corning reported net income of $62 million, or $1.12 per share, compared to net loss of $267 million, or $(4.82) per share, for the third quarter of 2005. The net loss in 2005 reflected the $538 million provision for interest and the other items mentioned above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated Results for the Nine Months Ended September 30, 2006 and 2005

We refer to earnings before interest, taxes, depreciation and amortization as EBITDA, which is not defined under accounting principles generally accepted in the United States of America, which we refer to as GAAP. The Company uses EBITDA as a metric in determining performance related compensation because it provides a more complete understanding of our underlying results. Please see “Non-GAAP Measure” below for a reconciliation of this measure to net income (loss).

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$4,984	$4,610

Gross margin	$858	$850

As a percent of Sales	17.2%	18.4%

Marketing and administrative	$412	$409

As a percent of Sales	8.3%	8.9%

Provision (credit) for asbestos litigation claims (recoveries)	$(13)	$4,341

Income (loss) from operations	$442	$(3,973)

Interest expense	$222	$540

Income tax benefit	$(154)	$(83)

Net income (loss)	$376	$(4,437)

EBITDA	$626	$(3,792)

NET SALES

Net sales for the nine months ended September 30, 2006 were $4.984 billion, an 8.1% increase from the 2005 level of $4.610 billion. This increase was primarily the result of favorable pricing actions in the Insulating Systems and Roofing and Asphalt segments, largely as a result of passing through increased costs to our customers, combined with the recent Composite Solutions segment acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd. Partially offsetting the increases were lower volumes in the Roofing and Asphalt segment during the second and third quarters and volume declines in most of the businesses in the building materials category during the third quarter.

Sales outside the United States represented 18% of total sales for the nine months ended September 30, 2006, compared to 16% during the same time period in 2005.

GROSS MARGIN

Gross margin as a percent of sales for the nine months ended September 30, 2006 decreased by 1.2 percentage points compared to the same period of 2005. The Insulating Systems segment gross margin as a percent of sales improved primarily as a result of higher pricing and manufacturing productivity stemming from strong demand in the U.S. housing and remodeling markets as well as commercial and industrial markets in the first half of the year.

Offsetting this improvement were lower margins in Composite Solutions due to the negative impact of increased costs associated with the Taloja, India manufacturing facility being shutdown in conjunction with a capacity expansion during the first half of 2006, lower prices, and higher materials, energy and transportation costs and in Roofing and Asphalt because of inability to achieve sufficient price increases in the third quarter to offset significantly increased asphalt cost. Other Building Materials and Services segments gross margin as a percent of sales was unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin was also negatively impacted by approximately $9 million related to the revaluation of inventories to the last-in, first-out method. Most of the revaluation in the last-in, first-out expense can be attributed to rising asphalt cost.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses for the first nine months ended September 30, 2006 were $412 million, a 0.7% increase from the 2005 level of $409 million. As a percent of net sales, marketing and administrative expenses in the first nine months ended September 30, 2006 were 8.3%, as compared to 8.9% in 2005. The decline as a percent of net sales is primarily due to increased sales and lower performance based expense in 2006, offset in part by approximately $4 million in transaction costs associated with the proposed joint venture of Owens Corning’s Reinforcement Business and Saint-Gobain’s Reinforcement and Composite Business.

PROVISION FOR ASBESTOS LITIGATION CLAIMS

During the first quarter of 2005, the District Court provided an estimate of $7 billion for the Company’s contingent personal injury asbestos liability. As a result of this ruling, the Company determined that this estimate was a more likely outcome than any other in the range of possible outcomes and recorded an additional provision for asbestos litigation claims for the Company of $3.435 billion, bringing the total reserve recorded for the Company to $7 billion. The Company also re-evaluated its reserve for Fibreboard Corporation’s asbestos claims. Although the Court did not provide an estimate for Fibreboard Corporation’s liability, management evaluated the Court’s process for determining Owens Corning’s liability and determined that the range of possible outcomes had narrowed. Consequently, the Company determined that an additional $907 million liability should be recorded for Fibreboard Corporation, which we refer to as Fibreboard, bringing the total reserve recorded for Fibreboard to $3.216 billion. The total provision recorded for asbestos litigation claims during the first quarter of 2005 was $4.342 billion. As of September 30, 2006, the total reserve for asbestos litigation claims was $7 billion for the Company and $3.237 billion for Fibreboard.

In the third quarter ended September 30, 2006 we resolved a matter related to Fibreboard asbestos personal injury claims and insurance assets and recorded a $13 million net credit for asbestos litigation recoveries. In addition Owens Corning adjusted its insurance receivable to reflect settlements with insurance carriers and adjusted its insurance receivable to reflect fair value and increased its reserve for asbestos-related property damage claims, which resulted in no impact to the provision for asbestos litigation claims for the nine months ended September 30, 2006. See the Notes to the Consolidated Financial Statements for further information concerning the provision for asbestos litigation claims.

INCOME FROM OPERATIONS

The increase in income from operations in the first nine months of 2006 compared to the first nine months of 2005 was primarily due to the impact of the $4.342 billion provision for asbestos litigation claims during the earlier period.

In addition to the above items, income from operations was impacted by:

•	The ratio of metals comprising an alloy used in certain production tooling was changed to take advantage of favorable market conditions. As a result, the Company disposed of a certain amount of one metal and purchased an equal dollar amount of another during the first nine months of 2006, which resulted in a gain of approximately $45 million.

•	During 2006, we finalized our recoveries of insurance proceeds related to the July, 2005 flood of our Taloja, India manufacturing facility. As a result we recorded in the Consolidated Statement of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income (Loss) under the caption gain on sale of fixed assets and other, $2 million in gains on the replacement of equipment and $18 million related to the business interruption losses and other expenses (primarily attributable to the last half of 2005 and the first quarter of 2006).

•	Offsetting these gains were $9 million in losses related to mark to market adjustment on energy related derivative instruments in the first quarter of 2006, which is included in the Consolidated Statement of Income (Loss) under the caption gain on sale of fixed assets and other.

•	In the third quarter ended September 30, 2006, restructuring actions were taken in Composite Solutions as part of an initiative to reduce its operating cost. The restructuring charge amounted to approximately $10 million and primarily relates to employee severance. The expected annual savings from this action is estimated to be $9 million.

•	Income from operations was favorably impacted during the nine months ended September 30, 2006 by a reduction in Chapter 11-related reorganization items, primarily resulting from increased investment income, which more than offset higher professional fees.

INTEREST EXPENSE

The results for the first nine months of 2006 include expenses of $188 million with respect to the Company’s pre-petition bank facility relating to post-petition interest and certain other fees, in light of the terms of the Plan. Of these expenses, $12 million was recorded as an additional adjustment for the period from the Petition Date through December 31, 2005. The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning recorded, for the period ended September 30, 2006, additional expenses of (i) $26 million for the period from the Petition Date through December 31, 2005, and (ii) $14 million for the first nine months of 2006, in each case reflecting post-petition interest with respect to such unsecured trade claims and certain other allowed claims.

The 2005 results included expenses of $538 million with respect to Owens Corning’s pre-petition bank facility for the period from the Petition Date through September 30, 2005 relating to post-petition interest and certain other fees. These expenses were recorded as of September 30, 2005 as the result of the Third Circuit Court of Appeal’s reversal of the District Court’s order on substantive consolidation, our evaluation of the distributable values (considered on a non-substantively consolidated basis) of the Company and certain of it’s Debtor and non-Debtor subsidiaries and our view of the likelihood of the amounts that may be paid under a plan of reorganization to holders of debt under the Company’s pre-petition bank facility.

While operating in Chapter 11 proceedings, a debtor company is generally prohibited from paying interest on unsecured pre-petition debts. As a result of the Debtors’ bankruptcy filing, contractual interest expense on pre-petition debt of the Debtors other than the Company’s pre-petition bank facility and certain allowed unsecured trade claims against Debtors other than Owens Corning has not been accrued or recorded since the Petition Date. From the Petition Date through September 30, 2006, the contractual interest expense not accrued or recorded on such pre-petition debt (calculated using ordinary, non-default interest rates and without regard to debt maturity) totaled approximately $616 million, of which $78 million relate to the first nine months of 2006 and $78 million relate to the first nine months of 2005.

INCOME TAX EXPENSES

On an on-going basis, the Company records valuation allowances related to realization of certain tax assets, including deferred tax assets related to asbestos-related liabilities. In light of the Company’s financial position

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and Chapter 11 proceedings, including the current plan of reorganization, the Company decreased its valuation allowance for tax assets related to asbestos-related liabilities by $40 million during the first quarter of 2006, resulting in a $40 million tax benefit in the quarter. In the second quarter of 2006, the Company further decreased its valuation allowance, due to an additional change in the plan of reorganization, by an additional $225 million for tax assets related to asbestos-related tax liabilities, resulting in a $225 million tax benefit in the quarter.

On May 18, 2006, new Texas state tax legislation, which substantially changes the state’s tax system, was enacted. The legislation impacted the Company’s ability to utilize its deferred tax assets, including previously recorded state of Texas net operating loss carry forwards. As a result of this new legislation, the Company incurred $10 million of additional tax expense during the second quarter to record its deferred tax assets and net operating loss carry forwards at realizable value. In addition, in the third quarter of 2006 we favorably resolved a tax matter related to our foreign operations and recorded a credit of approximately $15 million.

In the first quarter of 2005, the Company increased its asbestos-related reserves through charges to income of $3.435 billion for the Company asbestos-related liabilities and $907 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $4.342 billion. Management evaluated the realization of the $1.720 billion deferred tax assets resulting from the aggregate $4.342 billion charge in light of the Company’s financial position and the Chapter 11 proceedings. As a result of such assessment, management increased its valuation allowance related to charges for asbestos-related liabilities by $1.645 billion, resulting in a $75 million net tax benefit in the first quarter of 2005.

On June 30, 2005, new Ohio state tax legislation was signed into law, the net impact of which was expected to be favorable to the Company in the future. However, the impact of this new legislation on net income during 2005 was a charge of $18 million. This charge was the result of an additional tax provision of approximately $31 million, primarily due to the write-off of Ohio deferred tax assets, including net operating loss carryforwards that can no longer be utilized to offset income taxes. This charge was offset by a credit of $13 million recorded as other income representing the present value of a portion of the amounts written off that may be used as credits against a new gross receipts tax in the future.

Income tax expense for the third quarter of 2005 also includes approximately $12 million of additional taxes related to our decision under the American Jobs Creation Act to repatriate approximately $220 million of earnings previously considered permanently reinvested.

NET INCOME (LOSS)

For the first nine months of 2006, the Company reported net income of $376 million, or $6.80 per share, compared to net loss of $4.437 billion, or $(80.19) per share, for the first nine months of the prior year. The net loss in 2005 reflected the $4.341 billion provision for asbestos litigation claims and the other items mentioned above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment Results for the Three Months Ended September 30, 2006 and 2005

The Company’s business operations fall within two general product categories, building materials and composites. The Company has determined (i) that the operating segments comprising the building materials product category be aggregated into three reportable segments: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services, and (ii) that the operating segments comprising the composites product category are in a single reportable segment: Composite Solutions.

Income (loss) from operations by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses - such as cost of borrowed funds, general corporate expenses or income, and certain other expense or income items - are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in income (loss) from operations for the Company’s reportable segments and are included in the Corporate, Other and Eliminations category presented following the discussion of our reportable segments.

Insulating Systems

The table below provides a summary of sales, income from operations and EBITDA for the Insulating Systems segment.

	Three Months Ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$529	$502
Percent change from prior year	5.4%

Income from Operations	$125	$106
Depreciation and Amortization	20	19

EBITDA	$145	$125

Percent change from prior year	16.0%

NET SALES

Net sales for the third quarter of 2006 were $529 million, a 5.4% increase from the 2005 level of $502 million. This increase was primarily the result of the favorable pricing to recover energy, material and transportation costs increases, partially offset by lower volume in most major product categories.

INCOME FROM OPERATIONS

Income from operations for the quarter ended September 30, 2006, was $125 million, a 17.9% increase from the 2005 level of $106 million. The improvement was driven by favorable pricing and improved operating efficiencies, which more than offset inflation and lower volumes in most major product categories.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing and Asphalt

The table below provides a summary of sales, income from operations and EBITDA for the Roofing and Asphalt segment.

	Three Months Ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$458	$453
Percent change from prior year	1.1%

Income from Operations	$20	$42
Depreciation and Amortization	8	7

EBITDA	$28	$49

Percent change from prior year	(42.9)%

NET SALES

Net sales for the third quarter of 2006 were $458 million, a 1.1% increase from the 2005 level of $453 million. This increase was primarily the result of price increases, generally reflecting the effects of pass through of higher energy, material, and transportation costs, which offset lower volume in both residential roofing and asphalt products.

INCOME FROM OPERATIONS

Income from operations for the quarter ended September 30, 2006 was $20 million, a 52.4% decrease from the 2005 level of $42 million. This decrease was primarily driven by the inability to achieve sufficient price increases in the third quarter to offset significant increases in asphalt cost and lower volume as storm related demand was significantly lower. Partially offsetting the decrease in volume and higher costs were manufacturing productivity gains.

Other Building Materials and Services

The table below provides a summary of sales, income from operations and EBITDA for the Other Building Materials and Services segment.

	Three Months Ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$328	$341
Percent change from prior year	(3.8)%

Income from Operations	$8	$14
Depreciation and Amortization	4	4

EBITDA	$12	$18

Percent change from prior year	(33.3)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

Net sales for the third quarter of 2006 were $328 million, a 3.8% decrease from the 2005 level of $341 million. This decrease was primarily the result of lower volume in vinyl siding products and other building material products, partially offset by growth in manufactured stone veneer products.

INCOME FROM OPERATIONS

Income from operations for the third quarter of 2006 was $8 million, a 42.9% decrease from the 2005 level of $14 million. The decrease was due to lower margins in the construction service business combined with decreased vinyl siding and other building material products volumes, partially offset by improved volumes in manufactured stone veneer products.

Composite Solutions

The table below provides a summary of sales, income from operations and EBITDA for the Composite Solutions segment.

	Three Months Ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$393	$371
Percent change from prior year	5.9%

Income from Operations	$45	$31
Depreciation and Amortization	20	21

EBITDA	$65	$52

Percent change from prior year	25%

NET SALES

Net sales for the third quarter of 2006 were $393 million, a 5.9% increase from the 2005 level of $371 million. The increase in sales was primarily attributable to the acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd., which occurred on May 1, 2006.

INCOME FROM OPERATIONS

Income from operations for the quarter ended September 30, 2006, was $45 million, a 45.2% increase from the 2005 level of $31 million. The improvement was primarily the result of a $12 million gain related to the insurance recoveries associated with the July, 2005 flood of the Taloja, India manufacturing facility and $10 million related to gains on the sale of metals used in certain production tooling in the third quarter of 2006.

The decrease in income from operations, after excluding the effect of the gains on the sale of metals and insurance recovery was due to lower prices and inflation in raw materials, energy and transportation were partially offset by improved manufacturing productivity in the quarter. In addition third quarter 2005 included approximately $2 million in flood related cost associated with our manufacturing facility in Taloja, India.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of loss from operations and EBITDA for the Corporate, Other and Eliminations category.

	Three Months Ended September 30,
	2006	2005
	(Dollars in millions)
Restructure costs and other credits (charges)	$(14)	$—
Chapter 11-related reorganization items	(1)	(8)
Credit for asbestos litigation claims	10	1
General corporate expense	(34)	(47)

Loss from operations	$(39)	$(54)
Depreciation and amortization	8	9

EBITDA	$(31)	$(45)

Percent change from prior year	31.1%

LOSS FROM OPERATIONS

Loss from operations decreased primarily as a result of decreased general corporate expenses due to lower performance based expense and other corporate cost and lower cost of sales related to adjusting inventory to the last-in, first-out method. Included in restructure costs and other credits (charges) is approximately $4 million in cost associated with the proposed joint venture of Owen Corning’s Reinforcement and Composite Business and Saint-Gobain’s Reinforcement and Composite Business, and $10 million in restructuring charges in 2006 related to a Composite Solutions headcount reduction program.

Segment Results for the Nine Months Ended September 30, 2006 and 2005

Insulating Systems

The table below provides a summary of sales, income from operations and EBITDA for the Insulating Systems segment.

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$1,570	$1,413
Percent change from prior year	11.1%

Income from Operations	$360	$296
Depreciation and Amortization	58	53

EBITDA	$418	$349

Percent change from prior year	19.8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

Net sales for the nine months ended September 30, 2006 were $1.570 billion, an 11.1% increase from the 2005 level of $1.413 billion. This increase was primarily the result of the continued strong demand in the U.S. housing and remodeling markets as well as the commercial and industrial market during the first nine months of 2006 and favorable pricing in major product categories, which allowed us to recover energy, material and transportation costs increases. In the third quarter of 2006, we saw some slowing in demand with a sales increase over the prior year of approximately 5.4%.

INCOME FROM OPERATIONS

Income from operations for the nine months ended September 30, 2006 was $360 million, a 21.6% increase from the 2005 level of $296 million. Favorable pricing, higher volume and improved operating efficiencies more than offset inflation.

Roofing and Asphalt

The table below provides a summary of sales, income from operations and EBITDA for the Roofing and Asphalt segment.

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$1,419	$1,314
Percent change from prior year	8.0%

Income from Operations	$97	$105
Depreciation and Amortization	24	27

EBITDA	$121	$132

Percent change from prior year	(8.3)%

NET SALES

Net sales for the nine months ended September 30, 2006 were $1.419 billion, an 8.0% increase from the 2005 level of $1.314 billion. This increase was primarily the result of price increases, generally reflecting the effects of a partial pass through of higher energy, material, and transportation costs, which more than offset lower volume.

INCOME FROM OPERATIONS

Income from operations for the nine months ended September 30, 2006 was $97 million, a 7.6% decrease from the 2005 level of $105 million. This decrease was primarily driven by the inability to achieve sufficient price increases in the third quarter to offset significant increases in asphalt cost. Partially offsetting the decrease in income from operations were manufacturing productivity gains.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Building Materials and Services

The table below provides a summary of sales, income from operations and EBITDA for the Other Building Materials and Services segment.

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$972	$909
Percent change from prior year	6.9%

Income from Operations	$13	$12
Depreciation and Amortization	13	11

EBITDA	$26	$23

Percent change from prior year	13.0%

NET SALES

Net sales for the nine months ended September 30, 2006 were $972 million, a 6.9% increase from the 2005 level of $909 million. This increase was primarily the result of volume growth in manufactured stone veneer products and construction services, partially offset by lower volumes in the vinyl siding products.

INCOME FROM OPERATIONS

Income from operations for the nine months ended September 30, 2006 was $13 million, an 8.3% increase from the 2005 level of $12 million. The increase was due to favorable pricing that slightly exceeded energy, material and transportation inflation, offset by lower margins in the construction service business.

Composite Solutions

The table below provides a summary of sales, income from operations and EBITDA for the Composite Solutions segment.

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Net sales	$1,177	$1,122
Percent change from prior year	4.9%

Income from Operations	$110	$94
Depreciation and Amortization	65	65

EBITDA	$175	$159

Percent change from prior year	10.1%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

Net sales for the nine months ended September 30, 2006 were $1.177 billion, a 4.9% increase from the 2005 level of $1.122 billion. The increase in sales was primarily attributable to the acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd. which occurred on May 1, 2006. Modest volume increases offset the impact of lower pricing.

INCOME FROM OPERATIONS

Income from operations for the nine months ended September 30, 2006 was $110 million, a 17.0% increase from the 2005 level of $94 million. Gains on the sale of metals used in certain production tooling accounted for $45 million of the improvement. Without these gains, income from operations would have declined by $29 million.

Income from operations during the nine months ended September 30, 2006 also included a $20 million gain related to the insurance recoveries associated with the July, 2005 flood of the Taloja, India manufacturing facility. In the third quarter of 2005 income from operations was negatively impacted by approximately $2 million in flood related cost associated with the flood.

The decrease in income from operations, after excluding the affect of the gains on the sale of metals and insurance recovery, was due to lower prices, inflation in raw materials, energy and transportation and the negative impact of the Taloja, India manufacturing facility being shutdown in conjunction with a capacity expansion during the first half of 2006.

Corporate, Other and Eliminations

The table below provides a summary of loss from operations and EBITDA for the Corporate, Other and Eliminations category.

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Restructure costs and other credits (charges)	$(14)	$13
Chapter 11-related reorganization items	(28)	(40)
(Credit) provision for asbestos litigation	13	(4,341)
General corporate Expense	(109)	(112)

Loss from operations	$(138)	$(4,480)
Depreciation and amortization	24	25

EBITDA	$(114)	$(4,455)

Percent change from prior year	NA

LOSS FROM OPERATIONS

The improvement in loss from operations in 2006 was primarily due to the $4.341 billion provision for asbestos litigation claims in 2005. General corporate expenses were impacted by higher cost of sales related to adjusting inventory to the last-in, first-out method and a $9 million loss related to a mark to market adjustment on energy-related instrument in the first quarter of 2006 offset by lower performance based expenses. Included in restructuring costs and other credits (charges), for the nine months ended September 30, 2006, is approximately

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$4 million in cost associated with the proposed joint venture of Owens Corning’s Reinforcement Business and Saint-Gobain’s Reinforcement and Composite Business and $10 million in restructuring charges related to a Composite Solutions headcount reduction program, while in the nine months ended September 30, 2005 the Company recorded a credit of $13 million due to a legislative change related to Ohio tax law.

Non-GAAP Measure

We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures”. The non-GAAP measure used throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations is EBITDA or earnings before interest, taxes, depreciation, and amortization. We use this non-GAAP measure as a metric in determining performance related compensation because it provides a more complete understanding of our underlying results. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. The following table reconciles consolidated net income (loss) to the non-GAAP measure, EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Net income (loss)	$62	$(267)	$376	$(4,437)
Less: Minority interest and equity in net earnings (loss) of affiliates	(1)	(1)	2	(7)
Add: Income tax expense (benefit)	25	(134)	(154)	(83)
Add: Interest expense net	71	539	222	540

Income (loss) from operations	$159	$139	$442	$(3,973)
Add: Depreciation and amortization	60	60	184	181

EBITDA	$219	$199	$626	$(3,792)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Chapter 11-related Liquidity

The Company believes, based on information currently available to it, that its cash and cash equivalents, and cash available from operations, will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company’s ability to comply with the terms of any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) the ability of the Non-Debtor Subsidiaries to obtain necessary financing, (v) confirmation and consummation of the Plan (or any other plan of reorganization) under the Bankruptcy Code, and (vi) the Company’s ability to maintain profitability following such confirmation and consummation.

If the Plan becomes effective, the Company’s cash obligations under the Plan include the following:

•	$1.250 billion in cash payable to the Asbestos Trust.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	A contingent payment of approximately $1.390 billion to the Asbestos Trust. The contingent right to payment will be payable to the Asbestos Trust depending upon whether the FAIR Act is enacted into law on or before the Trigger Date. With certain exceptions, if the FAIR Act has been enacted into law on or before the Trigger Date and is not subject to a constitutional challenge to its validity on or before March 31, 2007, the contingent right to payment will be cancelled without any payment. If the FAIR Act has not been enacted into law by the Trigger Date, the Company will be obligated to satisfy the contingent right to payment by cash payment no later than January 8, 2007. If the FAIR Act is enacted by the Trigger Date, but is subject to a constitutional challenge to its validity on or before March 31, 2007, the vesting of the payments to be made under the Contingent Note and the Contingent Shares will be suspended until the legal challenge is resolved by a final non-appealable judgment.

•	Certain assets held in the Fibreboard Settlement Trust and certain asbestos-related escrow and administrative accounts.

•	$2.405 billion in cash (calculated as of October 31, 2006) payable to holders of debt under the Company’s pre-petition bank facility.

•	$284 million in cash (calculated as of October 31, 2006) payable to general unsecured creditors.

Please see “The Reorganization” and “Capitalization” for a description of the Company’s obligations under the Plan in connection with emergence.

Other than amounts payable with respect to the Fibreboard Settlement Trust and the asbestos-related insurance escrows and restricted cash, which would be paid directly from those sources, the Company expects to fund its cash obligations under the Plan from its accumulated cash and cash equivalents, cash available from operations, as well as:

•	a rights offering and related backstop commitment expected to raise gross proceeds of approximately $2.187 billion through the sale of 72.9 million shares of Reorganized Owens Corning common stock; and

•	a combined amount of approximately $1.8 billion in from the issuance of new Senior Notes and draws under the new Credit Facilities.

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

Liquidity and Capital Resources

We ended the third quarter of 2006 with a cash balance of $1.465 billion, an increase of $252 million from September 30, 2005. The following table provides information regarding our liquidity.

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Cash balance	$1,465	$1,213

Cash flow from operations	$244	$266

Cash flow used in investing activities	$(252)	$(170)

Cash flow used in financing activities	$(91)	$(9)

Unused committed credit lines	$88	$102

Cash flow from operations was a positive $244 million for the first nine months of 2006, compared to $266 million for the same period of 2005. This decrease in cash from operations was primarily driven by increased use of cash for working capital. Net working capital and the ratio of current assets to current liabilities at September 30, 2006 were $972 million and 1.46, respectively, compared to $976 million and 1.64 as of September 30, 2005. The declines in net working capital and the current ratio of current assets to current liabilities are primarily the result of continuing to accrue unpaid interest on certain pre-petition liabilities beginning in the third quarter of 2005.

Investing activities consumed $252 million in cash during the first nine months of 2006, compared to $170 million during the same period in 2005. Under expected market conditions, we anticipate spending approximately $100 million in capital investments in the last quarter of 2006, substantially all of which are uncommitted as of September 30, 2006. We expect these expenditures will be funded from the Company’s operations and existing cash on hand.

Financing activities during the first nine months of 2006 used cash of $91 million, compared to a use of cash of $9 million for the same period in 2005. The cash used for financing in the first nine months of 2006 primarily resulted from a $100 million equity commitment fee, as described fully in Note 1 to the Consolidated Financial Statements.

At September 30, 2006, we had $2.952 billion of debt subject to compromise and $65 million of other debt, compared to $2.952 billion of debt subject to compromise and $55 million of other debt at December 31, 2005.

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $14 million to the plans during the first nine months of 2006, and an additional $29 million to the plans in October 2006. We expect to make additional cash contributions of $1 million to $5 million during the remainder of 2006. The contributions will be made from the Company’s current cash balance and cash generated from operations. The Company’s pension related assets decreased to $427 million at September 30, 2006, from $471 million at December 31, 2005. The Company’s recorded long-term pension plan liability increased to $702 million at September 30, 2006, from $684 million at December 31, 2005, primarily due to the acquisition of a manufacturing facility in Japan on May 1, 2006. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In connection with the Filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. (the “DIP Financing”), which was originally scheduled to expire November 15, 2002. In October 2002, the Debtors reached agreement with the lenders to renew the DIP Financing for an additional term of two years, with a reduced maximum availability of $250 million. In September 2004, the credit facility was renewed for an additional 2 years. There were no borrowings outstanding under the DIP Financing at September 30, 2006; however, approximately $162 million of the availability under this facility was utilized as the result of the issuance of standby letters of credit and similar uses.

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and pursuant to a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are now subject to certain restrictions, including restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to affiliates.

OFF BALANCE SHEET ARRANGEMENTS

The Company enters into certain off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. The Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. These arrangements include securitization of accounts receivable and guarantees with respect to unconsolidated affiliates and other entities (see the Notes to the Consolidated Financial Statements for further information regarding these arrangements).

CONTRACTUAL OBLIGATIONS

In the course of business, the Company enters into contractual obligations to make payments to third parties. During the first nine months of 2006, there were no material changes to such contractual obligations outside the ordinary course of the Company’s business.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 amends the guidance in various standards related to pensions and other post-retirement benefit plans. In addition to new disclosure requirements, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit post-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements. The disclosure and recognition requirements of this statement become effective as of the end of the fiscal year ending after December 15, 2006 while the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on our Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

The Company is committed to complying with all environmental laws and regulations that are applicable to our operations.

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

The 1990 Clean Air Act Amendments provide that the United States Environmental Protection Agency (“EPA”) will issue regulations on a number of air pollutants over a period of years. The EPA issued final regulations for wool fiberglass and mineral wool in June 1999, for wet formed fiberglass mat production in April 2002, and for reinforced plastic composites production and asphalt roofing and processing in April 2003. The Company anticipates that other relevant sources to be regulated in the near future include large burners and boilers. Based on information now known to the Company, including the nature and limited number of regulated materials Owens Corning emits, we do not expect the 1990 Clean Air Act Amendments to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

The Company has been deemed by the EPA to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act. The Company has also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against the Company as a PRP for contribution under such federal, state or local laws. At September 30, 2006, a total of 61 such PRP designations remained unresolved by the Company. In most cases the Company is only one of many PRPs with potential liability for investigation and remediation at the applicable site. The Company is also involved with environmental investigation or remediation at a number of other sites at which it has not been designated a PRP.

The Company estimates a reserve in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2006, the Company’s reserve for such liabilities was $13 million. In

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

connection with the Debtors’ bankruptcy filing, the Company initiated a program to identify and discharge contingent environmental liabilities as part of its plan or plans of reorganization. Under the program, the Company is seeking settlements, subject to approval of the USBC, with various federal, state and local authorities, as well as private claimants. On July 23, 2003, the USBC approved one such settlement agreement with the United States resolving certain environmental liabilities with respect to the EPA, including liabilities associated with some of the PRP designations noted above. The Company will continue to review its environmental reserve in light of such program and make such adjustments as may be appropriate.

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

Recent Developments in Connection with Emergence from Chapter 11

As described more fully below under “The Plan of Reorganization,” on September 26, 2006, the USBC entered an order (the “Confirmation Order”) confirming a plan of reorganization for the Debtors (the plan of reorganization confirmed by the USBC being hereinafter referred to as the “Plan”). On September 28, 2006, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order.

The Plan contains more than 20 conditions that must be satisfied or waived (in accordance with the terms of the Plan) in order for the “Effective Date” of the Plan to occur, and the Debtors must also perform various other administrative actions in conjunction with emergence from Chapter 11 proceedings. The Debtors are currently in the process of performing the activities required for the Plan to become effective, with a currently targeted Effective Date on or about October 31, 2006. However, until the required activities are completed or waived, and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Plan formally becomes effective, there can be no assurance whether or when the Effective Date or the consummation of the Plan will occur.

Overseeing Federal District Court

In late 2001, all of the asbestos-related Chapter 11 cases pending in the District of Delaware (the Chapter 11 Cases of Owens Corning and the cases of Armstrong World Industries, Inc., W.R. Grace & Co., Federal-Mogul Global, Inc., and USG Corporation) were ordered transferred to the District Court before Judge Alfred M. Wolin to facilitate development and implementation of a coordinated plan for management (the “Administrative Consolidation”). The District Court entered an order referring the Chapter 11 Cases back to the USBC, where they were previously pending, subject to its ongoing right to withdraw such referral with respect to any proceedings or issues (the applicable court from time to time responsible for any particular aspect of the Chapter 11 Cases being hereinafter referred to as the “Bankruptcy Court”).

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

amended joint plan of reorganization in the USBC along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended, such modified disclosure statement is referred to herein as the “Disclosure Statement”). The Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed certain additional modifications to the sixth amended joint plan of reorganization (as modified), as well as certain schedules and exhibits thereto, on August 17, 2006, September 11, 2006, September 14, 2006 and September 15, 2006, respectively. As further discussed below, the Plan is consistent with the terms of the Settlement Term Sheet dated as of May 8, 2006 (as defined below) agreed to by and among the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, the official representatives of bondholders and trade creditors, the ad hoc bondholders’ committee, and the ad hoc equity holders’ committee. The Plan was also supported by the steering committee of holders of obligations under Owens Corning’s primary pre-petition bank credit facility (the “Pre-Petition Credit Facility”) pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement.

On July 10, 2006, the USBC held a hearing on, and on July 11, 2006 the USBC entered an order approving, the Disclosure Statement for use in soliciting votes on the Plan. In the order approving the Disclosure Statement, the USBC scheduled the hearing on the confirmation of the Plan (the “Confirmation Hearing”) to commence on September 18, 2006. Subsequent to the entry of the order approving the Disclosure Statement, the Debtors solicited votes on the Plan in accordance with the terms of such order and the order establishing procedures for solicitation and tabulation of votes on the Plan previously entered by the USBC on June 19, 2006. Every class of impaired holders of claims or interests entitled to vote on the Plan pursuant to the foregoing procedures voted to accept the Plan.

Nineteen formal objections to the confirmation of the Plan were filed by various parties. All but one of such objections were consensually resolved at or prior to the Confirmation Hearing. At the Confirmation Hearing, on September 18, 2006, the USBC overruled the sole remaining unresolved objection. On September 26, 2006, the USBC entered an Order Confirming the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as modified) (the “Confirmation Order”) and related Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (the “Findings and Conclusions”). The plan of reorganization confirmed by the Confirmation Order is referred to herein as the “Plan”. On September 28, 2006, the District Court entered an order affirming the Confirmation Order and the Findings and Conclusions.

The Plan contains more than 20 conditions that must be satisfied or waived (in accordance with the terms of the Plan) in order for the “Effective Date” of the Plan to occur, and the Debtors must also perform various other administrative actions in conjunction with emergence from Chapter 11 proceedings. The Debtors are currently in the process of performing the activities required for the Plan to become effective, with a currently targeted Plan effective date on or about October 31, 2006, however, until the required actions are completed (or waived) and the Plan formally becomes effective, there can be no assurance whether or when the Plan effective date or the consummation of the Plan will occur. The Debtors have the exclusive right to file and solicit acceptances of a plan of reorganization through October 31, 2006.

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

As previously disclosed, as a result of the Third Circuit’s reversal of the District Court’s Substantive Consolidation Order on August 15, 2005, Owens Corning’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of Owens Corning and certain of its Debtor and non-Debtor subsidiaries, and consistent with the terms of the Fifth Amended Plan and the Plan, Owens Corning previously (beginning with the period ended September 30, 2005) has recorded expenses with respect to the Pre-Petition Credit Facility for the period from the Petition Date through June 30, 2006 in the amount of $860 million relating to post-petition interest and certain other post-petition fees. The Plan provides that the holders of debt under the Pre-Petition Credit Facility are deemed to be unimpaired and shall be paid an amount in cash equal to the amount of their allocated claims plus the sum of (i) the amount of interest accrued through the date of delivery of the initial distribution under the Plan to holders of claims under the Pre-Petition Credit Facility (the “Initial Bank Holders’ Distribution”) on the amounts outstanding under the Pre-Petition Credit Facility as of the Petition Date, at the Base Rate plus 2% (as defined below) on a compounding basis (compounded quarterly), and (ii) the amount of any accrued and unpaid post-petition fees payable under the Pre-Petition Credit Facility through the date of delivery of the Initial Bank Holders’ Distribution, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus accrued interest thereon pursuant to the Pre-Petition Credit Facility calculated on a compounding basis (compounded quarterly). In light of such terms of the Plan, Owens Corning has recorded, for the quarter ended September 30, 2006, additional expenses of $63 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). However, Owens Corning reserves its rights with respect to the amount of such interest and other fees in the Chapter 11 Cases (or other proceedings), subject to the terms and conditions of the Final Bank Unimpairment Order (as defined below). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of debt under the Pre-Petition Credit Facility, Owens Corning expects to continue to accrue interest on the Pre-Petition Credit Facility in future periods, to the extent required under applicable law, at a rate equal to the Base Rate plus 2%, applied on a compounding basis (compounded quarterly), and post-petition fees, including letter of credit fees and Facility Fees, plus accrued interest thereon calculated on a compounding basis (compounded quarterly). The Base Rate (as defined in the Pre-Petition Credit Facility) is a floating rate equal to the higher of (i) the prime commercial lending rate of Credit Suisse First Boston and (ii) the Federal Funds Rate plus 0.50% per annum.

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

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning previously recorded, for the period from the Petition Date through June 30, 2006, expenses of $30 million reflecting post-petition interest with respect to such unsecured trade claims. Owens Corning also has recorded additional expenses of $10 million for the third quarter of 2006, for post-petition interest with respect to the foregoing unsecured trade claims and certain other allowed claims. However, these estimates are based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims and certain other allowed claims against Debtors, Owens Corning expects to continue to accrue interest on such unsecured trade claims and certain other allowed claims in future periods, to the extent required under applicable law.

A six-day claims estimation hearing was held before the District Court beginning January 13, 2005 to establish the amount of Owens Corning’s and Fibreboard’s current and future asbestos liability in the Chapter 11 Cases. In general, the holders of the debt under the Pre-Petition Credit Facility argued that the amount of such asbestos liability should be set at an amount significantly lower than the amounts reserved for asbestos claims on the financial statements of the Debtors, and the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants argued that such asbestos liability should be set at a significantly higher level. On March 31, 2005, the District Court issued a Memorandum and Order estimating the total amount of contingent and unliquidated claims against Owens Corning for personal injury or death caused by exposure to asbestos (including pending claims, future claims and contract claims) at $7 billion. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. In addition, on or about September 1, 2006, appellants Century Indemnity Company and Central National Insurance Company also filed a notice to dismiss with prejudice their appeal of the District Court’s estimation ruling. On October 4, 2006, the Third Circuit issued an order dismissing these appeals and the appeals of certain other appellants with prejudice.

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

Related Developments

PROPOSED ASBESTOS LEGISLATION

Senators Arlen Specter (R-PA) and Patrick Leahy (D-VT) co-sponsored an asbestos litigation reform bill (S-852) introduced in the United States Senate on April 19, 2005. The proposed legislation is entitled the Fairness in Asbestos Injury Resolution Act of 2005 (as subsequently amended or modified, the “FAIR Act”), and it was voted out of the Senate Judiciary Committee on May 26, 2005.

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

The legislative fate of the FAIR Act remains uncertain, and Owens Corning is unable to predict whether the FAIR Act will be enacted or, if it is enacted, what its final form would be. In light of these uncertainties, the Plan provides for certain contingent payments to be made to the 524(g) Trust (defined below) depending on, among other things, whether the FAIR Act has been enacted into law within ten days after the conclusion of the 109th Congress. At this time, however, passage of the FAIR Act by the end of the 109th Congress appears to be extremely unlikely. There is currently no legislative activity regarding the FAIR Act within the Senate and no such activities are currently scheduled prior to the end of this Congressional session.

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

As described above, consistent with the terms of the Settlement Term Sheet, on July 10, 2006, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a sixth amended joint plan of reorganization (as modified) and the Disclosure Statement. On July 11, 2006, the USBC entered an order approving the Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supported the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s earlier reversal of the Substantive Consolidation Order described above, the Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and interests in each of the Debtors.

Subsequent to the entry of the order approving the Disclosure Statement, the Debtors solicited votes on the Plan in accordance with the terms of such order and the order establishing procedures for solicitation and tabulation of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

votes on the Plan previously entered by the USBC on June 19, 2006. Every class of impaired holders of claims or interests entitled to vote on the Plan pursuant to the foregoing procedures voted to accept the Plan.

Nineteen formal objections to the confirmation of the Plan were filed by various parties. All but one of such objections were consensually resolved at or prior to the Confirmation Hearing. At the Confirmation Hearing, on September 18, 2006, the USBC overruled the sole remaining unresolved objection. On September 26, 2006, the USBC entered an Order Confirming the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as modified) (the “Confirmation Order”) and related Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (the “Findings and Conclusions”). The plan of reorganization confirmed by the Confirmation Order is referred to herein as the “Plan”. On September 28, 2006, the District Court entered an order affirming the Confirmation Order and the Findings and Conclusions.

The Plan contains more than 20 conditions that must be satisfied or waived (in accordance with the terms of the Plan) in order for the “Effective Date” of the Plan to occur, and the Debtors must also perform various other administrative actions in conjunction with emergence from Chapter 11 proceedings. The Debtors are currently in the process of performing the activities required for the Plan to become effective, with a currently targeted Plan effective date on or about October 31, 2006. However, until the required activities are completed (or waived), and the Plan formally becomes effective, there can be no assurance whether or when the Plan effective date or the consummation of the Plan will occur. The Debtors have the exclusive right to file and solicit acceptances of a plan of reorganization through October 31, 2006.

As part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure and reorganize Owens Corning’s operations along business lines. As part of such internal restructuring, Owens Corning (Reorganized) Inc., a current subsidiary of existing Owens Corning, will become the holding company for Owens Corning’s operations. In conjunction with the Debtors’ emergence from Chapter 11, this entity will seek to change its name to “Owens Corning” and its common stock will be the stock of reorganized Owens Corning distributed to creditors and other groups pursuant to the Plan, as described below. Existing Owens Corning will become a subsidiary of this entity and will also change its name. This internal restructuring is described in greater detail in Schedule XX to the Plan, and may be subject to further modification in accordance with the terms of the Confirmation Order.

As set forth in the Plan and the Disclosure Statement, the Plan provides that all of Owens Corning’s previously issued stock, options and warrants will be cancelled, and up to 131.4 million shares of new common stock of reorganized Owens Corning will be distributed to certain creditors, directors and employees, including 28.2 million shares that will be held in treasury for potential distribution to the 524(g) Trust (defined below) that will be created under the Plan and 72.9 million shares that were subject to the $2.187 billion rights offering described in the immediately succeeding paragraph. Pursuant to the Plan, the holders of Owens Corning pre-petition bonds and certain other unsecured creditors will receive approximately 27.0 million shares of new common stock plus cash, and received the opportunity to participate in the rights offering. The Plan also provides that, subject to certain conditions, holders of Owens Corning’s previously issued stock and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning. With certain exceptions, in the event the FAIR Act is enacted into law on or before the tenth day after the conclusion of the 109th Congress and is not subject to a constitutional challenge to its validity on or before March 31, 2007, such holders will have the right under the Plan to exchange the aforementioned warrants for an amount of new common stock of reorganized Owens Corning. As to Fibreboard, the Plan contemplates that the assets available to satisfy Fibreboard liabilities (which are primarily asbestos-related liabilities) will be limited to the assets of the Fibreboard Settlement Trust and certain other specified assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Also on May 10, 2006, consistent with the terms of the Settlement Term Sheet and the Plan, Owens Corning and J.P. Morgan Securities Inc. (“JMSI”) executed an Equity Commitment Agreement. The Equity Commitment Agreement contemplated a $2.187 billion rights offering, whereby certain holders of eligible Owens Corning bond and other unsecured claims would be offered the opportunity to subscribe for up to their pro rata share of 72.9 million shares of new common stock of reorganized Owens Corning (or one of its affiliates) at a purchase price of $30.00 per share. The Equity Commitment Agreement also provided for JPMSI to receive a backstop fee of $100 million from Owens Corning in consideration of, among other things, the backstop commitment of JPMSI (until October 30, 2006, unless extended by the Debtors to December 15, 2006 upon the payment of an extension fee equal to $30 million) to purchase any and all shares of new common stock not properly subscribed for under the rights offering prior to its expiration. On June 29, 2006, the Bankruptcy Court entered an order authorizing the Debtors, JPMSI, and certain other parties to enter into and implement the terms of the Equity Commitment Agreement and a corresponding Syndication Agreement by and among JPMSI and certain bondholders and other backstop parties, which order, pursuant to its terms, became final and binding upon the parties on or about July 10, 2006. Thereafter, also on July 10, 2006, Owens Corning paid the $100 million fee to JPMSI in accordance with the terms of the Equity Commitment Agreement. Owens Corning initiated the rights offering in concert with the solicitation of votes on the Plan, and the rights offering concluded on September 1, 2006.

In addition to the foregoing rights offering, the Plan provides, as contemplated by the Settlement Term Sheet, that as a condition to the occurrence of the Plan’s effective date, the Debtors shall have entered into and shall have credit availability under an exit financing facility in an amount sufficient to meet the needs of the reorganized Debtors, as determined by the Debtors, the Official Committee of Asbestos Claimants, and the Legal Representative for the class of future asbestos claimants. In furtherance of this requirement, Owens Corning, Citigroup Global Markets Inc., Bank of America, N.A. and Banc of America Securities LLC entered into a Senior Credit Facilities Commitment Letter on or about June 29, 2006, pursuant to which Citigroup, Bank of America, and Banc of America Securities have committed, subject to the ultimate approval of the USBC, definitive credit documentation and certain other terms and conditions, to provide reorganized Owens Corning (or one or more of its affiliates) with post-emergence financing, consisting of a $1.4 billion term loan facility and a $1.0 billion revolving credit facility (cumulatively, the “Exit Facility”). In addition, Owens Corning entered into an Engagement Letter with Citigroup Global Markets Inc. on or about June 29, 2006 pursuant to which Owens Corning engaged Citigroup to underwrite one or more potential securities offerings within six months after the effective date of the Plan. Pursuant to the Plan, the proceeds of the Exit Facility shall be used to fund, among other things, certain distributions provided under the Plan, provided, however, that as of the Plan effective date, the aggregate amount outstanding under the Exit Facility shall not exceed $1.8 billion. On July 20, 2006, the USBC entered an order authorizing Owens Corning to enter into and implement the terms and conditions of the Senior Credit Facilities Commitment Letter and certain letters and agreements ancillary thereto. In addition, on September 13, 2006, the USBC entered an order confirming the Debtors’ authority to pay various fees and expenses and to fund an escrow in connection with the potential securities offerings contemplated by the Engagement Letter with Citigroup.

As described in greater detail in the Plan and Disclosure Statement, and consistent with the terms of the Final Bank Unimpairment Order, the holders of debt under the Pre-Petition Credit Facility are deemed to be unimpaired, and the Plan provides that they will be paid cash in an aggregate amount equal to the amount of their allowed claims plus post-petition interest on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees (as defined in the Pre-Petition Credit Facility), plus interest thereon calculated on a compounding basis (compounded quarterly) under the Pre-Petition Credit Facility. As previously disclosed, as of September 30, 2006, Owens Corning has recorded expenses of $923 million reflecting post-petition interest with respect to the Pre-Petition Credit Facility on a compounding basis (compounded quarterly) and post-petition fees, including letter of credit fees and Facility Fees, plus interest thereon calculated

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

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning has recorded, as of September 30, 2006, expenses of $40 million reflecting post-petition interest with respect to such unsecured trade claims and certain other allowed claims consistent with the final terms of the Plan. However, this estimate is based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims and certain other allowed claims, Owens Corning expects to continue to accrue interest on such unsecured trade claims and certain other allowed claims in future periods, to the extent required under applicable law.

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

the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. In addition, on or about September 1, 2006, appellants Century Indemnity Company and Central National Insurance Company also filed a notice to dismiss with prejudice their appeal of the District Court’s estimation ruling. On October 4, 2006, the Third Circuit issued an order dismissing these appeals and the appeals of certain other appellants with prejudice.

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

The 524(g) Trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liabilities of Owens Corning, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the Fibreboard Settlement Trust and certain other specified assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims which will be subject to the 524(g) Trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled. Subject to certain conditions, however, current stockholders and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning.

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

Approximately 25,100 proofs of claim (including late-filed claims), totaling approximately $16.6 billion, alleging a right to payment from a Debtor were filed with the Bankruptcy Court in response to the General Bar Date. As to the Pre-Petition Credit Facility, the claim total reflects only a single claim (in the amount of approximately $1.6 billion) although the holders have asserted this claim against Owens Corning and each of six other Debtors that issued a guarantee with respect to the facility. Owens Corning continues to investigate the filed claims to determine their validity. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims in the Chapter 11 Cases.

In its review of the filed claims, Owens Corning identified approximately 15,600 claims, totaling approximately $8.6 billion, which it believed should be disallowed by the Bankruptcy Court, primarily because they appeared to be duplicate claims or claims that were not related to the indicated Debtor (the “Objectionable Claims”). Owens Corning filed omnibus objections to certain of these Objectionable Claims and may file additional objections. As of September 30, 2006, approximately 13,500 of the Objectionable Claims, totaling approximately $5.9 billion, had either been withdrawn by the claimants or disallowed by the Bankruptcy Court, and other of such claims had been reduced by the claimants by approximately $1.8 billion. While the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed as part of the Chapter 11 Cases, Owens Corning believes that all or substantially all of the remaining Objectionable Claims will be disallowed.

In addition to the Objectionable Claims described above, the remaining filed proofs of claim included approximately 9,500 claims, totaling approximately $8.0 billion. As of September 30, 2006, approximately 1,800 of these claims, totaling approximately $0.5 billion, had either been withdrawn by the claimants, disallowed by the Bankruptcy Court, or otherwise resolved, and other of such claims had been reduced by the claimants by approximately $0.8 billion. The remaining claims consist of:

–	Approximately 2,900 claims, totaling approximately $1.4 billion, associated with asbestos-related contribution, indemnity, reimbursement, or subrogation claims. In accordance with the terms of the Plan, Owens Corning will channel all asbestos-related personal injury and wrongful death claims to the 524(g) Trust. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

–

Approximately 50 claims, totaling approximately $0.6 billion, alleging asbestos-related property damage. Most of these claims were submitted with insufficient documentation to assess their validity. Owens Corning

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expects to vigorously defend any asserted asbestos-related property damage claims in the Bankruptcy Court. Based upon its historic experience in respect of asbestos-related property damage claims, Owens Corning does not anticipate significant liability from any such claims.

–	Approximately 4,750 claims, totaling approximately $4.7 billion, alleging rights to payment for financing, environmental, trade debt and other matters (the “General Claims”). The Company has recorded approximately $3.5 billion in liabilities for these claims. Based upon the claims information submitted, the General Claims with the largest variance from the recorded amounts are: a contingent claim for approximately $458 million by the Pension Benefit Guaranty Corporation, as described more fully under the heading “PBGC Claim” in Note 9 to the Consolidated Financial Statements; a $275 million class action claim involving alleged problems with a specialty roofing product (see discussion of this claim and pending settlement under the heading “Specialty Roofing Claim” in Note 9 to the Consolidated Financial Statements); environmental claims totaling approximately $112 million; and claims for contract rejections, totaling approximately $57 million, of which approximately $22 million are protective claims covering contracts which have not been rejected by the Debtors as of September 30, 2006.

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

As noted above, under the Plan, all asbestos-related personal injury and wrongful death claims will be channeled to the section 524(g) trust. See Note 9 to the Consolidated Financial Statements for additional information concerning asbestos-related liabilities.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “likely”, “may”, “plan”, “project”, “strategy”, “will”, and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

•	the future outcome of the FAIR Act

•	competitive factors

•	pricing pressures

•	availability and cost of energy and materials

•	construction activity

•	interest rate movements

•	issues involving implementation of new business systems

•	achievement of expected cost reductions and/or productivity improvements

•	developments in and the outcome of the Chapter 11 proceedings described in this report

•	general economic and political conditions, including new legislation

•	foreign exchange fluctuations

•	the success of research and development activities

•	difficulties or delays in manufacturing

•	labor disputes

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

ITEM 1.	LEGAL PROCEEDINGS (continued)

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

As described in further detail below, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed on June 5, 2006 a proposed sixth amended joint plan of reorganization in the USBC along with a related disclosure statement and, on July 10, 2006, filed a sixth amended joint plan of reorganization (as modified) and certain proposed modifications to such disclosure statement (as so amended, such modified disclosure statement is referred to herein as the “Disclosure Statement”). The Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed certain additional modifications to the sixth amended joint plan of reorganization (as modified), as well as certain schedules and exhibits thereto, on August 17, 2006, September 11, 2006, September 14, 2006 and September 15, 2006, respectively. As further discussed below, the Plan is consistent with the terms of the Settlement Term Sheet dated as of May 8, 2006 (as defined below) agreed to by and among the Debtors, the Official Committee of Asbestos Claimants, the Legal Representative for the class of future asbestos claimants, the official representatives of bondholders and trade creditors, the ad hoc bondholders’ committee, and the ad hoc equity holders’ committee. The Plan was also supported by the steering committee of holders of obligations under the Pre-Petition Credit Facility pursuant to the terms of the letter, dated December 30, 2005, appended as Appendix K to the Disclosure Statement.

On July 10, 2006, the USBC held a hearing on, and on July 11, 2006 the USBC entered an order approving, the Disclosure Statement for use in soliciting votes on the Plan. In the order approving the Disclosure Statement, the USBC scheduled the hearing on the confirmation of the Plan (the “Confirmation Hearing”) to commence on September 18, 2006. Subsequent to the entry of the order approving the Disclosure Statement, the Debtors solicited votes on the Plan in accordance with the terms of such order and the order establishing procedures for solicitation and tabulation of votes on the Plan previously entered by the USBC on June 19, 2006. Every class of impaired holders of claims or interests entitled to vote on the Plan pursuant to the foregoing procedures voted to accept the Plan.

Nineteen formal objections to the confirmation of the Plan were filed by various parties. All but one of such objections were consensually resolved at or prior to the Confirmation Hearing. At the Confirmation Hearing, on September 18, 2006, the USBC overruled the sole remaining unresolved objection. On September 26, 2006, the

ITEM 1.	LEGAL PROCEEDINGS (continued)

USBC entered an Order Confirming the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (As Modified) (the “Confirmation Order”) and related Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (the “Findings and Conclusions”). The plan of reorganization confirmed by the Confirmation Order is referred to herein as the “Plan”. On September 28, 2006, the District Court entered an order affirming the Confirmation Order and the Findings and Conclusions.

The Plan contains more than 20 conditions that must be satisfied or waived (in accordance with the terms of the Plan) in order for the “Effective Date” of the Plan to occur, and the Debtors must also perform various other administrative actions in conjunction with emergence from Chapter 11 proceedings. There can be no assurance whether or when the Effective Date or the consummation of the Plan will occur. The Debtors have the exclusive right to file and solicit acceptances of a plan of reorganization through October 31, 2006.

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

As described above, consistent with the terms of the Settlement Term Sheet, on July 10, 2006, the Debtors, together with the Official Committee of Asbestos Claimants and the Legal Representative for the class of future asbestos claimants, filed a sixth amended joint plan of reorganization (as modified) and the Disclosure Statement.

ITEM 1.	LEGAL PROCEEDINGS (continued)

On July 11, 2006, the USBC entered an order approving the Disclosure Statement. The steering committee of holders of obligations under the Pre-Petition Credit Facility supported the Plan pursuant to the terms of the letter, dated December 30, 2005, appended to the Disclosure Statement as Appendix K. In light of the Third Circuit’s earlier reversal of the Substantive Consolidation Order described above, the Plan is premised upon non-consolidation of the Debtors, including separate classification and treatment of the claims against and interests in each of the Debtors.

As part of the Plan, Owens Corning intends to effect an internal restructuring in order to adopt a holding company structure and reorganize Owens Corning’s operations along business lines. As part of such internal restructuring, Owens Corning (Reorganized) Inc., a current subsidiary of existing Owens Corning, will become the holding company for Owens Corning’s operations. In conjunction with the Debtors’ emergence from Chapter 11, this entity will seek to change its name to “Owens Corning” and its common stock will be the stock of reorganized Owens Corning distributed to creditors and other groups pursuant to the Plan, as described below. Existing Owens Corning will become a subsidiary of this entity and will also change its name. This internal restructuring is described in greater detail in Schedule XX to the Plan, and may be subject to further modification in accordance with the terms of the Confirmation Order.

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

The Plan also provides that certain holders of allowed unsecured trade claims against Debtors other than Owens Corning shall be paid post-petition interest on their claims calculated at the applicable federal judgment rate under certain circumstances set forth in the Plan. In light of such terms of the Plan, Owens Corning previously recorded, for the period from the Petition Date through June 30, 2006, expenses of $30 million reflecting post-petition interest with respect to such unsecured trade claims. Owens Corning also has recorded additional expenses of $10 million for the third quarter of 2006, for post-petition interest with respect to the foregoing unsecured trade claims and certain other allowed claims. However, these estimates are based on numerous factual and legal uncertainties, and Owens Corning reserves its rights with respect to the amount of such interest in the Chapter 11 Cases (or other proceedings). Absent developments that alter Owens Corning’s view of the likelihood of amounts that may be paid under the Plan to holders of allowed unsecured trade claims and certain other allowed claims against Debtors, Owens Corning expects to continue to accrue interest on such unsecured trade claims and certain other allowed claims in future periods, to the extent required under applicable law.

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

ITEM 1.	LEGAL PROCEEDINGS (continued)

asbestos liability estimated by the District Court. Although the District Court’s Memorandum and Order did not specifically address the potential asbestos-related liability of Fibreboard, based upon the analysis that the District Court had followed in establishing estimated asbestos liability for Owens Corning, Owens Corning also increased Fibreboard’s recorded reserve for potential asbestos-related liability by $907 million for the period ended March 31, 2005. After the District Court denied their motion for reconsideration, the holders of the debt under the Pre-Petition Credit Facility, as well as certain other parties, appealed the District Court’s estimation ruling to the Third Circuit. Consistent with the Settlement Term Sheet, on May 18, 2006, the holders of the debt under the Pre-Petition Credit Facility and certain other appellants filed a stipulation dismissing their respective appeals, subject to reinstatement under certain circumstances set forth more fully in the stipulation. In addition, on or about September 1, 2006, appellants Century Indemnity Company and Central National Insurance Company also filed a notice to dismiss with prejudice their appeal of the District Court’s estimation ruling. On October 4, 2006, the Third Circuit issued an order dismissing these appeals and the appeals of certain other appellants with prejudice.

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

The 524(g) Trust will, through separate sub-accounts for Owens Corning and Fibreboard, assume all asbestos-related liabilities of Owens Corning, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to claimants in accordance with the trust distribution procedures included as part of the Plan. The Plan contemplates that the assets of the Fibreboard Settlement Trust and certain other specified assets will fund only the separate Fibreboard sub-account and, as a result, those amounts will not be available under the Plan to pay claims against Owens Corning. Conversely, only the assets in the Fibreboard sub-account will be available to pay claims against Fibreboard. In addition, the Plan provides for an injunction by the Bankruptcy Court pursuant to section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims which will be subject to the 524(g) Trust. Similar plans of reorganization have been confirmed in the Chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust.

As previously noted, the Plan currently contemplates that most classes of pre-petition unsecured creditors of Owens Corning will be impaired. Therefore, the Plan provides that the existing common stock of Owens Corning will be cancelled. Subject to certain conditions, however, current stockholders and holders of certain subordinated claims will receive warrants to obtain new common stock of reorganized Owens Corning.

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

ITEM 1.	LEGAL PROCEEDINGS (continued)

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

In addition to the other information contained or incorporated by reference in this Form 10-Q, you should consider carefully the following information about the risks described below before making an investment decision regarding our securities. If any of the events outlined actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the trading price of our securities could decline, and you may lose all or part of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Bankruptcy Proceedings

Based on the current terms of our Plan, we expect our existing stockholders’ investment to be extinguished.

If the Plan is confirmed and implemented, existing common stock will be cancelled and current stockholders will receive warrants to purchase common stock of reorganized Owens Corning in exchange for their shares.

Operating in bankruptcy imposes significant risks on our operations. We cannot predict when we will successfully emerge from bankruptcy.

The timing of our emergence from bankruptcy and the terms of our emergence may affect our relationships with our creditors, customers, suppliers and employees and have a significant impact on our business, financial condition and results of operations. Our ability to continue operating in bankruptcy as a going concern and to emerge from bankruptcy will depend upon the following factors, among others:

•	possible government legislation;

•	the actual cost of asbestos liabilities;

•	our ability to reach agreement with our creditors regarding a plan of reorganization or otherwise to “cramdown” a plan in order to emerge from bankruptcy;

•	our ability to comply with and operate under the terms of the debtor-in-possession financing we obtained upon filing for bankruptcy and any cash management orders entered by the bankruptcy court from time to time, which subject the debtor entities to restrictions, including restrictions on paying dividends and transferring cash and other assets;

•	our ability to maintain adequate debtor-in-possession financing and cash on hand and to generate cash from operations;

ITEM 1A.	RISK FACTORS (continued)

•	the ability of our non-debtor subsidiaries to obtain necessary financing;

•	our ability to obtain exit financing sufficient to fund emergence and to fund our operations after emergence from the bankruptcy process on reasonable terms;

•	our ability to retain key employees; and

•	our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy proceedings and the terms of our emergence.

For further information regarding our asbestos liability and the status of our Chapter 11 proceedings, please see the “Voluntary Petition for Relief Under Chapter 11” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Risks Related to Our Business and Our Industry

Downturns in residential and commercial construction activity or general business conditions could materially negatively impact our business and results of operations.

Construction activity has historically been cyclical and is influenced by prevailing economic conditions, including, in particular, the level of interest rates. A significant portion of our products are used in the residential and commercial construction, repair and improvement markets, and demand for certain of our products is affected in part by the level of new residential construction, although typically a number of months after the change in the level of construction. Leading economic indicators and forecasts during the second half of 2006 have indicated that the new residential construction market in the United States is weakening from historic highs. For example: (1) according to the U.S. Census Bureau, privately-owned housing starts in August 2006 were at a seasonally adjusted annual rate of 1.665 million, 6% below the revised July estimate of 1.772 million and 19.8% below the August 2005 rate of 2.075 million; and (2) according to the National Association of Home Builders total housing starts in 2007 are estimated to be 1.620 million. This projected decline in housing starts ultimately would be expected to have a material negative impact on our future business results beginning in the near term. While the Company does have certain businesses and products that are not as highly correlated with new residential construction, we cannot be certain that the revenue and income from these businesses would mitigate any decline in our results due to the forecasted weakening in residential housing construction activity. Other factors that may affect our business include employment levels, availability of financing, inflation, consumer confidence, demographic shifts, consumer income, and changes in federal, state and local government spending. Downturns in residential and commercial construction activity or general business conditions could materially negatively impact our business and results of operations.

Adverse weather conditions and natural disasters could materially negatively impact our results of operations.

Weather conditions and natural disasters can have a significant effect on residential and commercial construction activity. Generally, adverse weather negatively affects demand for our products; however, during the first, second and fourth quarters of 2005, we experienced increased demand for our residential roofing products in the southeastern United States driven in part by the rebuilding effort associated with the hurricanes in 2004 and 2005. We cannot predict and plan for the effects of changes in weather conditions with certainty. Adverse changes in weather conditions could lower the demand for and pricing of our products and cause our net sales and net income to decrease.

ITEM 1A.	RISK FACTORS (continued)

We may be exposed to increases in costs of energy, materials and transportation and reductions in availability of materials and transportation, which could reduce our margins and harm our results of operations.

Our business relies heavily on certain commodities and raw materials used in our manufacturing and distribution processes including minerals such as borates. Additionally, we spend a significant amount on inputs and services that are influenced by energy prices, such as natural gas, asphalt, a large number of chemicals and resins transportation costs related to the shipping of our products. Price increases for these inputs could raise costs and reduce our margins if we are not able to offset them either by increasing the prices of our products or by hedging where appropriate. Availability of certain of the raw materials we use has, from time to time, been limited, and our sourcing of some of these raw materials from a limited number of suppliers increases the risk of unavailability. Despite our contractual supply agreements with many of our suppliers, it is still possible that we could experience a lack of certain raw materials which could limit our ability to produce our products, thereby adversely affecting our business, financial condition and results of operations.

Our hedging activities to address energy price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.

In order to mitigate short-term variation in our operating results due to commodity price fluctuation, we partially hedge a portion of our near term exposure to the cost of energy, primarily natural gas. The results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures. For example the increases in natural gas and other energy commodities during 2005 were favorable to our hedging portfolio, resulting in the recognition of $26 million of income to offset increased cost of the hedged items. During 2006, declining natural gas cost have been unfavorable to our hedging portfolio, resulting in recognizing approximately $8 million in losses during the first nine months of 2006.

Our hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect us from long-term commodity price increases. In addition, in the future our hedging positions may not correlate to our actual energy costs, which would cause acceleration in the recognition of unrealized gains and losses on our hedging positions in our operating results.

We face significant competition in the markets we serve and we may not be able to compete successfully.

All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of insulation products and other glass fibers and glass fiber products. We also compete with other manufacturers and distributors in the sale of roofing materials, industrial asphalts, vinyl siding, windows and patio doors and other products. Principal methods of competition include quality of products, service, location, pricing, compatibility of systems, range of products and product design features. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs and we also face competition from the introduction by competitors of new products or technologies that may address our customers’ needs in a better manner, whether based on considerations of cost, useability or effectiveness. To achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty, enhance product quality and performance and customer service and develop our manufacturing and distribution capabilities. Market competition, new entrants or overcapacity may limit our ability to raise prices for our products when necessary, may force us to reduce prices and may also result in reduced levels of demand for our products. Our inability to compete in any of these categories and the loss of customers and pricing pressures caused by such competition or overcapacity could reduce the sales of our products and our revenues, thereby adversely affecting our business, financial condition and results of operations.

ITEM 1A.	RISK FACTORS (continued)

The seasonal nature of our building materials business may lead to variations in our quarterly earnings and cash flow, which could have a negative impact on the price of our stock.

Sales of building materials tend to follow seasonal home improvement, remodeling and renovation, and new construction patterns. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third fiscal quarters. Sales levels for our building materials products, therefore, are typically higher during these quarters and lower in the first and fourth quarters, which correspond to the winter months in the United States. These variations in quarterly results could lead to variations in our quarterly earnings and cash flow, which in turn could have a negative impact on the price of our common stock.

Our sales may fall rapidly in response to declines in demand because we do not operate under long-term volume agreements to supply our customers and because of customer concentration in certain segments.

Our customer volume commitments are short-term, and we do not have a significant manufacturing backlog. As a result, we do not have the hedge provided by long-term volume contracts against downturns in customer demand and sales. Further, our costs are not susceptible to immediate adjustment in response to changes in sales. In addition, although no single customer represents more than 10% of our annual sales, sales of some of the products in our building materials product category are dependent on a limited number of customers, who account for a significant portion of such sales. The loss of such key customers for such products, or a significant reduction in sales to those customers, could significantly reduce our revenues in these products. In addition, if demand for our products is reduced and we are unable to operate our manufacturing facilities at high capacity levels, the fixed costs associated with these facilities may not be fully absorbed and productivity will be reduced, resulting in higher average unit costs and lower gross margins.

Our operations require substantial capital, leading to high levels of fixed costs that will be incurred regardless of our level of business activity.

Our businesses are capital intensive, and they regularly require capital expenditures to expand the operations, maintain the equipment, increase operating efficiency and comply with environmental laws, leading to high fixed costs, including depreciation expense. Total spending for capital investments, including investments in affiliates net of cash acquired, was $302 million during 2005 and we expect to spend approximately $350 million in 2006. We are limited in our ability to reduce fixed costs quickly in response to reduced demand for our products and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins.

We may be subject to liability under and may make substantial future expenditures to comply with environmental laws and regulations.

Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. We have had environmental liabilities in the past and certain of these liabilities will not be discharged through the Debtors’ bankruptcy proceedings. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which would negatively impact our business, financial condition and results of operations. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. In 2005, we expended approximately $6 million in capital related to environmental control activities and approximately $47 million in related operating costs. We also estimate a reserve of approximately $13

ITEM 1A.	RISK FACTORS (continued)

million at September 30, 2006 in accordance with generally accepted accounting principles to reflect environmental liabilities that have been asserted or are probable of assertion. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to successfully integrate newly acquired businesses, joint ventures and other partnerships into our operations or achieve expected profitability from our acquisitions.

We have recently announced certain possible strategic acquisitions and may explore additional acquisitions in the future. If we cannot complete or successfully integrate these or future acquisitions, joint ventures and other partnerships, we may be unable to generate sufficient revenue to offset acquisition costs, we may incur costs in excess of what we anticipate or we may be unable to profitably grow our businesses. Acquisitions involve substantial risks, including:

•	unforeseen difficulties in integrating operations, technologies, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;

ITEM 1A.	RISK FACTORS (continued)

•	risks relating to obtaining sufficient equity or debt financing;

•	potential loss of key employees; and

•	potential loss of customers.

In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders’ interests would be diluted, which, in turn, could adversely affect the market price of our stock. Moreover, we could finance an acquisition with debt, resulting in higher leverage and interest costs.

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely affect our business.

Owens Corning relies on its proprietary intellectual property, including numerous registered trademarks, as well as its licensed intellectual property. We monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of some non-U.S. jurisdictions provide less protection for our proprietary rights than the laws of the United States. If we are unable to maintain certain exclusive licenses, our brand recognition could be adversely affected.

We could face potential product liability claims relating to products we manufacture, we may not accurately estimate costs related to such claims, and we may not have sufficient insurance coverage available to cover product liability claims.

Our products are used in a wide variety of residential and commercial applications. We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. Aside from asbestos-related claims which will be resolved through our bankruptcy proceedings, we may in the future incur liability if other product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline.

In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely affect our results of operations and financial condition.

We are subject to litigation in the ordinary course of business.

We are, from time to time, subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. While management believes the Company has responsible and prudent insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not have a material adverse

ITEM 1A.	RISK FACTORS (continued)

effect on the Company and its results of operations. For a more detailed discussion of the Company’s legal proceedings see Part II, Item 1 entitled “Legal Proceedings”.

We depend on our senior management team and other skilled and experienced personnel to operate our business effectively, and the loss of any of these individuals could adversely affect our business and our future financial condition or results of operations.

We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. These individuals possess sales, marketing, manufacturing, logistical, financial and administrative skills that are important to the operation of our business. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy and could adversely affect our business and our future financial condition or results of operations. Although we will implement an incentive plan in connection with our emergence from bankruptcy, we cannot assure you that we will be able to retain all of our existing senior management personnel or to attract additional qualified personnel when needed. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.

Increases in the cost of labor, union organizing activity, labor disputes and work stoppages at our facilities could delay or impede our production, reduce sales of our products and increase our costs.

The costs of labor are generally increasing, including the costs of employee benefit plans. Currently, approximately 50% of our employees are represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become the subject of union organizing activity at additional facilities. In particular, renewal of collective labor agreements typically involves negotiation, with the potential for work stoppages at affected plants. Currently, all of our union employees are covered by collective bargaining agreements. Any interruption in the production of our products could reduce sales of our products and increase our costs. We also may not be able to renew our labor agreements on terms that are favorable to us, which could result in increased labor costs and adversely affect our business, results of operations and financial condition.

Uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

In the ordinary course of business, we are subject to various claims and litigation. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain are in amounts that management believes to be prudent, but they may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

After our emergence from bankruptcy, on a pro forma basis as of September 30, 2006, assuming that the FAIR Act is not passed and the contingent payments required to be made to the 524(g) Trust have been made in full, our consolidated indebtedness would have been approximately $2.0 billion, including $1.8 billion outstanding under the Exit Facility and any securities offerings contemplated by the Engagement Letter with Citigroup.

ITEM 1A.	RISK FACTORS (continued)

Our degree of leverage after our emergence from bankruptcy could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other business purposes;

•	certain of our borrowings, including borrowings under our Exit Facility, will be at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

In addition, the credit agreement governing our Exit Facility and the indentures governing any securities offerings contemplated by the Engagement Letter with Citigroup may contain various covenants that would impose significant operating and financial restrictions on us and/or our subsidiaries.

We also expect to have a $1.0 billion revolving credit facility, under which we would be able to incur debt for working capital and/or for other general corporate purposes. We may also be able to incur additional debt in the future, which may intensify the risks set forth above.

Our potential obligation to make contingent payments to the 524(g) Trust will be secured by the pledge of 51% of our voting stock and the voting stock of any other direct subsidiaries of Owens Corning (Reorganized) Inc. following our emergence from bankruptcy. If we were to default on our contingent payment obligations, the 524(g) Trust could foreclose on the voting stock of the subsidiaries that serve as collateral.

We will not be insured against all potential losses and could be seriously harmed by natural disasters, catastrophes or sabotage.

Many of our business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters such as floods, tornados, hurricanes and earthquakes or by sabotage. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Emergence from Bankruptcy

Our actual financial results may vary significantly from the projections filed with the bankruptcy court.

In connection with the plan process, the Debtors were required to prepare projected financial information to demonstrate to the bankruptcy court the feasibility of the Plan and the ability of the Debtors to continue operations upon emergence from bankruptcy. At the time they were last filed with the USBC on July 11, 2006, the projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our and the Debtors’ control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections and the variations may be material.

ITEM 1A.	RISK FACTORS (continued)

Because our consolidated financial statements will reflect fresh-start accounting adjustments made upon emergence from bankruptcy, financial information in our future financial statements will not be comparable to our financial information from prior periods.

Upon emergence from Chapter 11, we will adopt fresh-start accounting in accordance with Statement of Position 90-7, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, will be allocated to the fair value of assets in conformity with Statement of Financial Accounting Standard No. 141 (“SFAS No. 141”) the purchase method of accounting for business combinations. We will state liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets will be reflected as excess reorganizational value, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting the accumulated deficit will be eliminated. Thus, our future balance sheets and results of operations will not be comparable in many respects to balance sheets and consolidated statements of operations data for periods prior to adoption of fresh-start accounting. You will not be able to compare information reflecting our post-emergence financial statements to information for periods prior to emergence from bankruptcy, without making adjustments for fresh-start accounting. The lack of comparable historical information may discourage investors from purchasing our common stock.

We cannot be certain that the bankruptcy proceeding will not adversely affect our operations going forward.

We have been operating in bankruptcy for the past six years and, as a result, have been required to make only limited payments on our pre-petition indebtedness and our pre-petition liabilities. We cannot assure you of our ability to negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain customers upon emergence from bankruptcy or that the requirement to make payments on our indebtedness or other liabilities on a current basis will not adversely affect our business. The failure to obtain such favorable terms and retain customers and the requirement to make payments on our debt and other liabilities could adversely affect our financial performance.

We may be subject to claims that were not discharged in the bankruptcy proceedings, which could have a material adverse effect on our results of operations and profitability.

Substantially all of the material claims against the Debtors that arose prior to the date of the bankruptcy filing were addressed during the Chapter 11 proceedings or will be resolved in connection with the Plan and Confirmation Order. In addition, the Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and certain debts arising afterwards. Circumstances in which claims and other obligations that arose prior to the bankruptcy filing were not discharged primarily relate to certain actions by governmental units under police power authority, where we have agreed to preserve a claimant’s claims, as well as, potentially, instances where a claimant had inadequate notice of the bankruptcy filing. In addition, except in limited circumstances, claims against non-debtor subsidiaries, including foreign subsidiaries, are generally not subject to discharge under the Bankruptcy Code. To the extent any pre-filing liability remains, the ultimate resolution of such claims and other obligations may have a material adverse effect on our results of operations, profitability and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As a consequence of the Filing and the impact of certain provisions of the Company’s DIP Financing and in a cash management order entered by the Bankruptcy Court, the Company and its subsidiaries are subject to certain

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (continued)

restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. See Note 1 to the Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Substantially all of the Company’s pre-petition debt is now in default due to the Filing. See Note 1 to the Consolidated Financial Statements. As described in Note 1, the Consolidated Financial Statements present the Debtors’ pre-petition debt under the caption “Liabilities Subject to Compromise.” This includes debt under the Pre-Petition Credit Facility and approximately $1.5 billion of other outstanding debt. As required by Statement of Position (SOP) 90-7, at the Petition Date the Company recorded the Debtors’ pre-petition debt instruments at the allowed amount, as defined by SOP 90-7. The Consolidated Financial Statements present pre-petition debt of Non-Debtor Subsidiaries that is in default due to the Filing, in the amount of approximately $7 million, as current on the Consolidated Balance Sheet as of September 30, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

No information is reported under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: October 25, 2006	By:	/s/ Michael H. Thaman
Michael H. Thaman
Chairman of the Board and
Chief Financial Officer
(as duly authorized officer)

Date: October 25, 2006	By:	/s/ Ronald Ranallo
Ronald Ranallo
Vice President and Corporate
Controller

EXHIBIT INDEX

Exhibit Number	Document Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

Conformed copy of the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified), as confirmed by the Bankruptcy Court on September 26, 2006 (incorporated herein by reference to Exhibit 2.1 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

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

EXHIBIT INDEX

Exhibit Number	Document Description
(ii) By-Laws of Owens Corning, as amended (incorporated herein by reference to Exhibit (3) to Owens Corning’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 1999).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified), as entered by the District Court on September 28, 2006 (incorporated herein by reference to Exhibit 99.3 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

Order Confirming the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified), as entered by the Bankruptcy Court on September 26, 2006 (incorporated herein by reference to Exhibit 99.1 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified), as entered by the Bankruptcy Court on September 26, 2006 (incorporated herein by reference to Exhibit 99.2 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

Conformed copy of the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified), as confirmed by the Bankruptcy Court on September 26, 2006 (incorporated herein by reference to Exhibit 2.1 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

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

EXHIBIT INDEX

Exhibit Number	Document Description

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

EXHIBIT INDEX

Exhibit Number	Document Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(32)	Section 1350 Certifications

Certification of Chief Executive Officer (principal executive officer) (filed herewith).

Certification of Chief Financial Officer (principal financial officer) (filed herewith).

(99)	Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified), as entered by the District Court on September 28, 2006 (incorporated herein by reference to Exhibit 99.3 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

Order Confirming the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified), as entered by the Bankruptcy Court on September 26, 2006 (incorporated herein by reference to Exhibit 99.1 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning And Its Affiliated Debtors and Debtors-In-Possession (as Modified), as entered by the Bankruptcy Court on September 26, 2006 (incorporated herein by reference to Exhibit 99.2 to Owens Corning’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

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